Form 10-Q
period 2007-06-30
Limelight Networks, Inc.
filed 2007-08-14
CIK 1391127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from           to
Commission file number 001-33508
Limelight Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1677033
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2220 W. 14th Street
Tempe, AZ 85281
(Address of principal executive offices, including Zip Code)
(602) 850-5000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 6, 2007: 82,043,189 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,103	$7,611
Marketable securities	28,576	—
Accounts receivable, net of reserves of $1,743 at June 30, 2007 and $1,204 at December 31, 2006, respectively	19,722	16,626
Income taxes receivable	3,833	3,317
Deferred income taxes	1,294	362
Prepaid expenses and other current assets	5,365	3,011

Total current assets:	217,893	30,927
Property and equipment, net	46,124	41,784
Marketable securities, less current portion	103	285
Deferred income taxes	50	173
Other assets	1,304	759

Total assets	$265,474	$73,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,510	$6,419
Accounts payable, related parties	19	781
Deferred revenue, current portion	3,232	197
Credit facilities, current portion	—	2,938
Capital lease obligations, current portion	—	245
Other current liabilities	12,015	6,314

Total current liabilities:	23,776	16,894
Deferred revenue, less current portion	598	—
Credit facilities, less current portion (net of discount of $-0- and $470 at June 30, 2007 and December 31, 2006, respectively)	—	20,410
Capital lease obligations, less current portion	—	5
Other long-term liabilities	30	30

Total liabilities:	24,404	37,339

Commitments and contingencies	—	—
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 6,921 shares authorized; 0 and 5,070 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively, (liquidation preference: $733 at December 31, 2006)	—	5
Series B convertible preferred stock, $0.001 par value; 43,050 shares authorized; 0 and 39,870 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively, (liquidation preference: $260,000 at December 31, 2006)	—	40
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value; 150,000 and 120,150 shares authorized at June 30, 2007 and December 31, 2006, respectively; 82,043 and 21,832 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	82	22
Additional paid-in capital	261,169	41,689
Accumulated other comprehensive loss	(229)	(113)
Accumulated deficit	(19,952)	(5,054)

Total stockholders’ equity	241,070	36,589

Total liabilities and stockholders’ equity	$265,474	$73,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$21,213	$14,841	$44,089	$25,679

Cost of revenue:
Cost of services	9,815	5,231	19,624	9,038
Depreciation — network	5,020	2,035	9,708	3,508

Total cost of revenue	14,835	7,266	29,332	12,546

Gross Margin	6,378	7,575	14,757	13,133
Operating expenses:
General and administrative	9,046	2,231	17,182	3,802
Sales and marketing	6,404	1,497	9,422	2,531
Research and development	1,541	437	2,826	758
Depreciation and amortization	174	44	311	72

Total operating expenses	17,165	4,209	29,741	7,163

Operating (loss) income	(10,787)	3,366	(14,984)	5,970
Other income (expense):
Interest expense	(855)	(519)	(1,440)	(1,024)
Interest income	573	—	662	—

Total other (expense) income	(282)	(519)	(778)	(1,024)

(Loss) income before income taxes	(11,069)	2,847	(15,762)	4,946
Income tax (benefit) expense	(606)	1,125	(864)	1,954

Net (loss) income	$(10,463)	$1,722	$(14,898)	$2,992

Net (loss) income allocable to common stockholders	$(10,463)	$1,722	$(14,898)	$2,967

Net (loss) income per weighted average share:
Basic	$(0.23)	$0.05	$(0.44)	$0.09

Diluted	$(0.23)	$0.04	$(0.44)	$0.07

Shares used in per weighted average share calculations:
Basic	45,702	31,648	33,794	33,418
Diluted	45,702	39,606	33,794	41,279
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(14,898)	$2,992
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:
Depreciation and amortization	10,019	3,580
Share-based compensation	12,218	341
Deferred income tax benefit	(727)	—
Accounts receivable charges	1,847	177
Accretion of debt discount	470	36
Changes in operating assets and liabilities:
Accounts receivable	(4,943)	(5,124)
Prepaid expenses and other current assets	(2,354)	(664)
Income taxes receivable	(516)	—
Other assets	(545)	(236)
Accounts payable	(3,712)	1,014
Accounts payable, related parties	(762)	596
Deferred revenue and other current liabilities	9,667	1,945

Net cash provided by operating activities	5,764	4,657

Cash flows from investing activities:
Purchase of marketable securities	(28,589)	—
Purchases of property and equipment	(8,556)	(10,432)

Net cash used in investing activities	(37,145)	(10,432)

Cash flows from financing activities:
Borrowings on credit facilities	—	6,555
Payments on credit facilities	(23,818)	(498)
Borrowings on line of credit	1,500	—
Payments on line of credit	(1,500)	—
Payments on capital lease obligations	(250)	(99)
Payments on notes payable – related parties	—	(195)
Escrow funds returned from share repurchase	2,389	—
Tax benefit from share-based compensation	23	—
Proceeds from exercise of stock options	31	46
Proceeds from initial public offering, net of issuance costs	204,498	—

Net cash provided by financing activities	182,873	5,809

Net increase in cash and cash equivalents	151,492	34
Cash and cash equivalents at beginning of period	7,611	1,536

Cash and cash equivalents at end of period	$159,103	$1,570

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,013	$822

Cash paid for income taxes	$357	$1,780

Property and equipment purchases remaining in accounts payable	$5,803	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
     Limelight Networks, Inc (the “Company”) is a provider of high-performance content delivery network services. The Company delivers content for traditional and emerging media companies, or content providers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame and software industries. The Company was formed in June 2001 as an Arizona limited liability company, Limelight Networks, LLC, and converted into a Delaware corporation, Limelight Networks, Inc. in August 2003. The Company has operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. The Company began international operations in 2004.
2. Summary of Significant Accounting Policies and Use of Estimates
Basis of Presentation
     The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying interim condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three months and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, are unaudited. The condensed consolidated balance sheet information as of December 31, 2006, is derived from the audited consolidated financial statements included in the Company’s final Prospectus, related to the Company’s initial public offering (IPO) of common stock. The consolidated financial information contained on this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the final Prospectus dated June 7, 2007.
     The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for future periods. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature that, are necessary in the opinion of management, to present fairly the results of all interim periods reported herein.
Revenue Recognition
     The Company recognizes service revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, and the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.
     At the inception of a customer contract for service, the Company makes an assessment as to that customer’s ability to pay for the services provided. If the Company subsequently determines that collection from the customer is not reasonably assured, the Company records an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and ceases recognizing revenue for continued services provided until cash is received.
     The Company primarily derives revenue from the sale of content delivery services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly level of usage on a calendar month basis and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, the Company recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of the Company’s services exceed the monthly minimum, the Company recognizes revenue for such excess in the period of the usage. The Company typically charges the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. The Company also derives revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.
     The Company periodically enters into multi-element arrangements. When the Company enters into such arrangements, each element is accounted for separately over its respective service period or at the time of delivery, provided that there is objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services have begun to be provided, and other revenue recognition criteria has been satisfied.
     The Company has entered a multi-element arrangement which includes a significant software component. In accounting for such an arrangement the Company applies the provisions of Statement of Position, 97-2, (“SOP 97-2”) Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the receivable is probable. If a software license contains an undelivered element, the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE cannot be established for all elements to be delivered, the Company defers all amounts received under the arrangement and does not begin to recognize revenue until the delivery of the last element of the contract has started. Subsequent to commencement of delivery of the last element, the Company commences revenue recognition. Amounts to be received under the contract are then included in the amortizable base and then recognized as revenue ratably over the remaining term of the arrangement until the Company has delivered all elements and has no additional performance obligations.
     The Company recently entered into a multi-element arrangement to provide consulting services related to the development of a Custom CDN solution, the cross-license of certain technologies, including certain components of the Company’s CDN software and technology, and post-contract customer support (PCS) for both the custom CDN-solution and the software component (the “Multi-Element Arrangement”). The agreement also contains a commitment by the customer to transmit a certain amount of traffic over the Company’s network during a 5 year period from commencement of the agreement or be subject to penalty payments.
     The Company does not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as it has not sold the intellectual property and software components, nor PCS separately. Accordingly the Company will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by paragraph 12 of SOP 97-2. Because delivery of the license and PCS elements of this arrangement had not accurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the on-going content delivery services, and the direct incremental costs incurred associated with these revenues, have been deferred until such time as delivery occurs and PCS has commenced. For the quarter ended June 30, 2007, the Company deferred $0.8 million in custom CDN consulting services revenue and related direct costs of $0.3 million. The $0.8 million of deferred consulting services revenue and related costs will be amortized over the remaining 44 months of the contractual term.
     Concurrently, with the signing of the Multi-Element Arrangement, the Company also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. The Company will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with 30 days notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, the Company has attributed revenue for the service as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, the Company will record revenue on a monthly basis in an amount based upon usage. Since the content delivery agreement was amended concurrently with the Multi-Element Arrangement the Company has deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement which has been determined to be July 27, 2007. For the quarter ended June 30, 2007, $2.6 million in revenue and $0.9 million in related costs have been deferred and will be recognized entirely in the third quarter of 2007 as customer acceptance occurred on July 27, 2007 related to the content delivered to the this customer under this agreement.
     The Company also sells services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. The Company records revenue under these agreements on a net or gross basis depending upon the terms of the arrangement in accordance with EITF 99-19 Recording Revenue Gross as a Principal Versus Net as an Agent. The Company typically records revenue gross when it has risk of loss, latitude in establishing price, credit risk and is the primary obligor in the arrangement.
     From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, Website, print and signage. The Company recorded barter revenue and expense of approximately $230,000 and $180,000, for the three month period ended June 30, 2007 and 2006, and approximately $452,000, and $292,000 for the six month period ended June 30, 2007, and 2006, respectively.
     The Company may from time to time resell licenses or services of third parties. Revenue for these transactions is recorded when the Company has risk of loss related to the amounts purchased from the third party and the Company adds value to the license or service, such as by providing maintenance or support for such license or service. If these conditions are present, the Company recognizes revenue when all other revenue recognition criteria are satisfied.
Cash and Cash Equivalents
     The Company holds its cash and cash equivalents in checking, money market, and investment accounts with high credit quality financial instruments. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Investments in Marketable Securities
     The Company accounts for its investments in equity securities under FASB’s Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and would be reported in the statements of operations; there have been no such realized losses.
     The Company has classified its investments in equity and debt securities as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income. The Company periodically reviews its investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred.
     The following is a summary of available-for-sale securities at June 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency bonds	$11,951	$—	$(2)	$11,949
Commercial paper	6,715	1	—	6,716
Corporate notes and bonds	9,921	5	(15)	9,911

Total available-for-sale debt securities	28,587	6	(17)	28,576
Publicly traded common stock	472	—	(369)	103

Total available-for-sale securities	$29,059	$6	$(386)	$28,679

     Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.
     The amortized cost and estimated fair value of the available-for-sale debt securities at June 30, 2007, by maturity, are shown below (in thousands).

		Gross	Gross
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Due in one year or less	$14,645	$1	$(8)	$14,638
Due after one year and through five years	13,942	5	(9)	13,938
Due after five years and through ten years	—	—	—	—
Due after ten years	—	—	—	—

	$28,587	$6	$(17)	$28,576

     During the three and six month periods ended June 30, 2007, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.
3. Other Current Liabilities
     Other current liabilities consist of the following (in thousands)

	As of	As of
	June 30,	December 31,
	2007	2006
Accrued cost of revenue	$2,574	$845
Accrued compensation and benefits	1,232	675
Non income taxes payable	3,923	3,549
Proceeds from early exercise of stock options	—	610
Other accrued expenses	4,286	635

Total other current liabilities	$12,015	$6,314

4. Initial Public Offering (IPO)
     On June 8, 2007, the Company completed an initial public offering of its common stock in which the Company sold and issued 14,900,000 shares of its common stock and selling stockholders sold 3,500,000 shares of the Company’s common stock, in each case at a price to the public of $15.00 per share. The common shares began trading on the NASDAQ Global Market on June 8, 2007. The Company raised a total of $223.5 million in gross proceeds from the IPO, or approximately $204.5 million in net proceeds after deducting underwriting discounts and commissions of approximately $15.6 million and other offering costs of approximately $3.4 million. On June 14, 2007, approximately, $23.8 million of the net proceeds were used to repay in full the outstanding balance of the Company’s equipment financing facility.
5. Net Income (Loss) Per Share
     Basic net income (loss) per share attributed to common stockholders is computed by dividing the net income (loss) allocable to common stockholders for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested restricted shares subject to cancellation by the Company.
     Diluted net income (loss) per share attributed to common stockholders is computed by dividing the net income (loss) allocable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and warrants using the treasury stock method.

     The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(10,463)	$1,722	$(14,898)	$2,992
Preferred dividend rights	—	—	—	25

Net (loss) income allocable to common stockholders	$(10,463)	$1,722	$(14,898)	$2,967

Denominator:
Weighted average common shares	45,702	31,648	33,794	33,418
Less: Weighted-average unvested common shares subject to repurchase	—	—	—	—

Denominator for basic net (loss) income per share	45,702	31,648	33,794	33,418
Dilutive effect of stock options and shares subject to repurchase	—	2,848	—	2,848
Dilutive effect of outstanding stock warrants	—	5,110	—	5,013

Denominator for diluted net (loss) income per share	45,702	39,606	33,794	41,279

Basic net (loss) income per share	$(0.23)	$0.05	$(0.44)	$0.09

Diluted net (loss) income per share	$(0.23)	$0.04	$(0.44)	$0.07

     At June 30, 2007 and 2006, approximately 9.0 million and 1.3 million, respectively, options to purchase common stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect.
6. Comprehensive Income (Loss)
The following table presents the calculation of comprehensive income and its components (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net (loss) income	$(10,463)	$1,722	$(14,898)	$2,992
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments	(31)	118	(116)	71

Other comprehensive (loss) income	(31)	118	(116)	71

Comprehensive (loss) income	$(10,494)	$1,840	$(15,014)	$3,063

For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2007	2006
Net unrealized loss on investments	$(229)	$(113)

Total accumulated other comprehensive income	$(229)	$(113)

7. Stockholders’ Equity
Stock Split
     On May 14, 2007, the Company affected a 3-for-2 forward stock split of its outstanding capital stock. All share and per-share data have been restated to reflect this stock split.
Conversion of Preferred Stock
     On June 7, 2007, and upon the closing of the Company’s IPO, all outstanding shares of the Company’s Series A and Series B Convertible Preferred Stock automatically converted into 44,940,261 shares of common stock on a 1-for-1 share basis.
Common Stock
     The Board of Directors has authorized 150,000,000 and 120,150,000 shares, respectively, of $0.001 par value Common Stock at June 30, 2007 and December 31, 2006.
Preferred Stock
     On June 13, 2007, the Company amended the articles of incorporation authorizing the issuance of up to 7,500,000 shares of preferred stock. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the Board of Directors. As of August 13, 2007, the Board of Directors had not adopted any resolutions for the issuance of preferred stock.
8. Share-Based Compensation
     The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three and six month periods ended June 30, 2007 and 2006 in accordance with SFAS No. 123R (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Share-based compensation expense by type of award:
Stock options	$5,968	$229	$10,866	$341
Restricted stock	680	—	1,352	—

Total share-based compensation expense	$6,648	$229	$12,218	$341

Effect of share-based compensation expense on income by line:
Cost of services	$346	$93	$588	$122
General and administrative expense	4,143	21	8,385	42
Sales and marketing expense	1,152	69	1,387	107
Research and development expense	1,007	46	1,858	70

Total cost related to share-based compensation expense	$6,648	$229	$12,218	$341

9. Related Party Transactions
     During the six months ended June 30, 2006 the company purchased $6.9 million of equipment from a supplier owned by one of our founders. As of December 31, 2006, the Company was informed by our founders that there was no longer an ownership interest in this entity. Revenue derived from related parties was less than 1% for the three and six month periods ended June 30, 2006 and June 30, 2007. Management believes that all of the Company’s related party transactions reflected arm’s length terms.
10. Concentrations
     For the three and six month periods ended June 30, 2007, the Company had no major customers for which revenue exceeded 10% of total revenue. For the three and six month periods ended June 30, 2006, the Company had one major customer for which revenue exceeded 10% of total revenue.
     Revenue from non-U.S. sources aggregated approximately $3.1 million and $1.2 million respectively, for the three month period ended June 30, 2007 and 2006, respectively. Revenue from non-U.S. sources aggregated approximately $6.2 million and $1.8 million, respectively, for the six month period ended June 30, 2007 and 2006, respectively.
11. Income taxes
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not result in the recognition of an adjustment for the cumulative effect of adoption of a new accounting principle. As of January 1, 2007, the Company had approximately $428,000 of total unrecognized tax benefits. Of this total, approximately $131,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. The unrecognized tax benefit increased by $179,000 from December 31, 2006 to $607,000 as of June 30, 2007. The Company anticipates its unrecognized tax benefits will decrease within 12 months of the reporting date, as a result of settling potential tax liabilities in certain foreign jurisdictions.
     The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of January 1, 2007, the Company had recorded a liability of $131,000 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change as of June 30, 2007.
     The Company conducts business in various jurisdictions in the United States and in foreign countries and is subject to examination by tax authorities. As of June 30, 2007 (unaudited) and December 31, 2006, the Company is not under examination. The tax years 2002 to 2006 remain open to examination by United States and certain state and foreign taxing jurisdictions, respectively.
12. Segment Reporting
     The Company operates in one industry segment—content delivery network services. The Company operates in three geographic areas— the United States, Europe and Asia Pacific.
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.
     Revenue by geography is based on the location of the server which delivered the service. The following table sets forth revenue by geographic area (in thousands).

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Domestic Revenue	$18,096	$13,672	$37,878	$23,909
International Revenue	3,117	1,169	6,211	1,770

Total Revenue	$21,213	$14,841	$44,089	$25,679

     The following table sets forth long-lived assets by geographic area (in thousands).

	As of June 30,	As of December 31,
	2007	2006
Domestic long-lived assets	$44,072	$39,198
International long-lived assets	2,052	2,586

Total long-lived assets	$46,124	$41,784

13. Commitments and Contingencies
     The Company is involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006. The trial date for the case has recently been set for February 11, 2008. While the outcome of this claim cannot be predicted with certainty, management does not believe the outcome of this matter will have a material adverse effect on our business. However an unfavorable outcome could seriously impact the Company’s ability to conduct business which, in turn, would have a material adverse impact on the Company’s results of operations and financial position
     In August 2007, the Company, certain of its officers and directors, and the firms that served as the lead underwriters in its initial public offering were named as defendants in a purported class action lawsuit filed in the U. S. District Court for the Southern District of New York. The complaint asserts one cause of action under Section 11 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring the Company’s common stock between June 8, 2007 and August 8, 2007. The complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning the seasonality of our business and the degree to which we offer discounted services to our customers. Although the Company believes the individual defendants have meritorious defenses to the claims made in this complaint and intend to contest the lawsuit vigorously, an adverse resolution of the lawsuit may have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not able at this time to estimate the range of potential loss nor does it believe that a loss is probable. Therefore, there is no provision for these lawsuits in the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the final prospectus for our IPO dated June 7, 2007, filed with the Securities and Exchange Commission, or SEC, on June 6, 2007. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Form 10Q and in our other SEC filings, including our final prospectus dated June 7, 2007, which we filed in connection with our initial public offering. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of June 2007, we had approximately 876 customers worldwide. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. Recently however, we have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.
     We primarily derive revenue from the sale of CDN services to our customers. These services include delivery of digital media, including video, music, games, software and social media. We generate revenue by charging customers on a per-gigabyte basis or on a variable basis based on peak delivery rate for a fixed period of time, as our services are used. We also derive some business from the sale of custom CDN services. These are generally limited to modifying our network to accommodate non standard content player software or to establish dedicated customer network components that reside both within our network or that operate within our customers’ network.
Overview of Operations
     The following table sets forth our historical operating results, as a percentage of revenue for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues	100%	100%	100%	100%

Cost of revenue:
Cost of services	46	35	45	35
Depreciation — network	24	14	22	14

Total cost of revenue	70	49	67	49

Gross Margin	30	51	33	51
Operating expenses:
General and administrative	43	15	39	15
Sales and marketing	30	10	21	10
Research and development	7	3	6	3
Depreciation and amortization	1	—	1	—

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Total operating expenses	81	28	67	28

Operating (loss) income	(51)	23	(34)	23
Other income (expense):
Interest expense	(4)	(4)	(3)	(4)
Interest income	3	—	1	—
Other income (expense), net	—	—	—	—

Total other income (expense)	(1)	(3)	(2)	(4)

Income (loss) before income taxes	(52)	19	(36)	19
Income tax (benefit) expense	(3)	8	(2)	8

Net (loss) income	(49)%	11%	(34)%	12%

     We have observed a number of trends in our business that are likely to have an impact on our financial condition and results of operations in the foreseeable future. Traffic on our network has grown in the last three years. This traffic growth is the result of growth in the number of new contracts, as well as growth in the traffic delivered to existing customers. Our near-exclusive focus is on providing CDN services, which we consider to be our sole industry segment.
     Historically, we have derived a small portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the three and six month periods ended June 30, 2007, revenue derived from customers outside the United States accounted for 14.7% and 14.1% respectively, of our total revenue, of which nearly all was derived from operations in Europe. We expect foreign revenue as a percentage of our total revenues to increase as a percentage of revenue for remainder of 2007. Our international business is managed as a single geographic segment, and we report our financial results on this basis.
     During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2006, revenue generated from sales to our top 10 customers, in terms of revenue, accounted for approximately 54% of our total revenue. One of these top 10 customers, CDN Consulting, which acted as a reseller of our services primarily to MySpace.com, represented approximately 21% of our total revenue for that period. At the end of 2006, MySpace became a direct customer of ours. During the six month period ended June 30, 2007, sales to the reseller CDN Consulting were less than 2% of revenue after this change. In the quarter ended June 30, 2007, sales to MySpace declined to approximately 2% of our revenue. For the three and six month periods ended June 30, 2007, our top 10 customers, in terms of revenue, accounted for approximately 40% and 45% respectively, of our total revenue. For the three and six month periods ended June 30, 2007, we did not have any major customer for which revenue on a GAAP basis exceeded 10% of total revenue. For the three and six month periods ended June 30, 2007, we had one major customer for which revenue alone did not exceed 10%, but when combined with billings that were deferred and recognized as revenue exceeded 10% of total revenue. For the quarter ended June 30, 2007, we had $3.4 million of deferred revenue associated with a multi-element arrangement from this customer. We will recognize $2.6 million of the deferred revenue during the quarter ending September 30, 2007. The remaining $0.8 million will be amortized ratable over a 44 month period starting in July 2007. Recognized and deferred revenue for the three and six month periods ended June 30, 2007 from this customer accounted for approximately 14% and 12%, respectively, for this Non-GAAP measure. We anticipate customer concentration levels will decline compared to prior years as our customer base continues to grow and diversify. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to direct and reseller customers accounted for approximately 79% and 21% of our revenue in 2006 and approximately 99% and 1% respectively, during the six month periods ended June 30, 2007. This significant reduction in the percentage of reseller revenue to total revenue is primarily the result of MySpace becoming a direct customer of ours in 2007.
     In addition to these revenue-related business trends, our cost of revenue as a percentage of revenue has risen in 2007 when compared to 2006. This increase is primarily the result of increased cost of depreciation and co-location costs related to the increased investments to build out the capacity of our network and increased bandwidth costs to support increased traffic associate with our revenue growth. Operating expense has increased in absolute dollars each period as revenue has increased. Beginning in the second half of 2006 and in 2007, these increases accelerated due primarily to increased stock based compensation, cost of litigation and payroll and payroll-related costs associated with additional general administrative and sales and marketing resources to support our current and future growth.
     We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have increased substantially over time, in particular as we purchased servers and other computer equipment associated with our network build-out. For example, in 2004, 2005 and 2006, we made capital expenditures of $2.6 million, $10.9 million and $40.6 million, respectively. The substantial increase in capital expenditures in 2006, in particular, was related to a significant increase in our network capacity, needed to support current growth and to support our expectation for additional demand for our services in future period. For the six month period ended June 30, 2007, we made capital expenditures of $8.6 million. In the future, we expect these investments to be generally consistent in absolute dollars with our expenditures in 2006 and to decrease as a percentage of total revenue due to expected revenue growth.
     Capital expenditures prior to January 2007, involved related party transactions, in which we expended an aggregate of $2.1 million, $7.4 million and $29.9 million on server hardware in 2004, 2005 and 2006, respectively, from a supplier owned by one of our founders. As of December 31, 2006, we were informed by our founders that there is no longer an ownership interest in this entity. In other transactions unrelated to this supplier relationship, we have also generated revenue from certain customers that are entities related to certain of our founders. The aggregate amounts of revenue derived from these related party transactions were $0.2 million, $0.2 million and $0.3 million in 2004, 2005 and 2006, respectively. Revenue derived from related parties was less than 1% for the six months periods ended June 30, 2006 and June 30, 2007. We believe that all of our related party transactions reflected arm’s length terms.
     We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. The trial for the case has recently been set to begin February 11, 2008. Our legal and other expenses associated with this case have been significant to date, including aggregate expenditures of $3.1 million in 2006. For the six month period ended June 30, 2007, our legal and other expenses associated with this case have been $2.5 million. We have reflected the full amount of these litigation expenses in 2006 and 2007 in general and administrative expenses, as reported in our consolidated statement of operations. We expect that these expenses will continue to remain significant and may increase as a trial date approaches. We expect to offset one-half of the cash impact of these litigation expenses through the availability of an escrow fund established in connection with our Series B preferred stock financing. This escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. As of the closing of our initial public offering, approximately $3.7 million of the escrow was paid to the tendering stockholders and approximately $3.3 million remained in the escrow account at June 30, 2007. The escrow account will be drawn down as we incur Akamai-related litigation expenses. Any cash reimbursed from this escrow account will be recorded as additional paid-in capital. The cash offset from the litigation expense funded through the escrow account is recorded on our balance sheet as additional paid-in capital.
     We were profitable during the six month period ended June 30, 2006 and unprofitable for the six month period ended June 30, 2007; primarily due to an increase in our share-based compensation expense, which increased from $0.3 million for the six month period ended June 30, 2006, to $12.2 million for the six month period ended June 30, 2007. Also, litigation expenses increased to $2.5 million for the six month period ended June 30, 2007 compared to expenses of $-0- for the six months ended June 30, 2006. Further the requirement to defer $3.4 million of revenue from a large customer during the quarter ended June 30, 2007 offset by the deferral of $0.9 million in related costs further impacted our profitability. The significant increase in share-based compensation expense and litigation expense reflects an increase in the level of option and restricted stock grants coupled with a significant increase in the fair market value per share at the date of grant and the cost of litigation which commenced in July 2006. The deferral of revenue and related costs from one large customer reflects the impact of the accounting for a multi-element arrangement.
Our future results will be affected by many factors identified in the section captioned “Risk Factors,” in this quarterly report on Form 10-Q, including our ability to:
•	rely on a few large customers for the majority of our revenue, the impact of quarter to quarter declines in revenue from any of these customers could be material;

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Akamai and MIT to conclusion; and

•	prevent disruptions to our services and network due to accidents or intentional attacks.
As a result, we cannot assure you that we will achieve our expected financial objectives, including positive net income.
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim periods These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable reserves, income and other taxes, stock-based compensation and equipment and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
     As of June 30, 2007 there have been no material changes to any of the critical accounting policies as described in our Prospectus dated June 7, 2007 with the exception of the discussion of revenue recognition discussed below.

Revenue Recognition
     We recognize service revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, and the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.
     At the inception of a customer contract for service, we make an assessment as to that customer’s ability to pay for the services provided. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.
     We primarily derive revenue from the sale of content delivery services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly level of usage on a calendar month basis and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, we recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our services exceed the monthly minimum, we recognize revenue for such excess in the period of the usage. We typically charge the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also derive revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.
     We periodically enter into multi-element arrangements. When we enter into such arrangements, each element is accounted for separately over its respective service period or at the time of delivery, provided that there is objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services have begun to be provided, and other revenue recognition criteria has been satisfied.
     We have entered a multi-element arrangement which includes a significant software component. In accounting for such arrangement, we apply the provisions of Statement of Position, 97-2, (“SOP 97-2”) Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the receivable is probable. If a software license contains an undelivered element, the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE cannot be established for all elements to be delivered, we defer all amounts received under the arrangement and do not begin to recognize revenue until the delivery of the last element of the contract has started. Subsequent to commencement of delivery of the last element, we commence revenue recognition. Amounts to be received under the contract are then included in the amortizable base and then recognized as revenue ratably over the remaining term of the arrangement until we have delivered all elements and has no additional performance obligations.
     We recently entered into a multi-element arrangement to provide consulting services related to the development of a Custom CDN solution, the cross-license of certain technologies, including certain components of our CDN software and technology, and post-contract customer support (PCS) for both the custom CDN-solution and the software component (the “Multi-Element Arrangement”). The agreement also contains a commitment by the customer to transmit a certain amount of traffic over our network during a 5 year period from commencement of the agreement or be subject to penalty payments.
     We do not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as we have not sold the intellectual property and software components, nor PCS separately. Accordingly we will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by paragraph 12 of SOP 97-2. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the on-going content delivery services, and the direct incremental costs incurred associated with these revenues, have been deferred until such time as delivery occurs and PCS has commenced. For the quarter ended June 30, 2007, we deferred $0.8 million in custom CDN consulting services revenue and related direct costs of $0.3 million. The $0.8 million of deferred consulting services revenue and related costs will be amortized over the remaining 44 months of the contractual term.
     Concurrently, with the signing of the Multi-Element Arrangement, we also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. We will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with 30 days notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, we have attributed revenue for the service as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, we will record revenue on a monthly basis in an amount based upon usage. Since the content delivery agreement was amended concurrently with the Multi-Element Arrangement we have deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement which has been determined to be July 27, 2007. For the quarter ended June 30, 2007, $2.6 million in revenue and $0.9 million in related costs have been deferred and will be recognized entirely in the third quarter of 2007 as customer acceptance occurred on July 27, 2007 related to the content delivered to the customer under this agreement.
     We also sell services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. We record revenue under these agreements on a net or gross basis depending upon the terms of the arrangement in accordance with EITF 99-19 Recording Revenue Gross as a Principal Versus Net as an Agent. We typically record revenue gross when it has risk of loss, latitude in establishing price, credit risk and is the primary obligor in the arrangement.
     From time to time, we enter into contracts to sell services to unrelated companies at or about the same time we enter into contracts to purchase products or services from the same companies. If we conclude that these contracts were negotiated concurrently, we record as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby we provide rack space and bandwidth services to several companies in exchange for advertising we record barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, Website, print and signage. We recorded barter revenue and expense of approximately $230,000 and $180,000, for the three month period ended June 30, 2007 and 2006, and approximately $452,000, and $292,000 for the six month period ended June 30, 2007, and 2006, respectively.
     We may from time to time resell licenses or services of third parties. Revenue for these transactions is recorded when we have risk of loss related to the amounts purchased from the third party and we add value to the license or service, such as by providing maintenance or support for such license or service. If these conditions are present, we recognize revenue when all other revenue recognition criteria are satisfied.

Share-Based Compensation
     We account for our share-based compensation pursuant to SFAS No. 123 (revised 2004) Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires measurement of all employee share-based payments awards using a fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility rates used as inputs to the model based on an analysis of the most similar public companies for which we have data. We have used judgment in selecting these companies, as well as in evaluating the available historical volatility data for these companies.
     SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based payments expense, as the effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.
     We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based awards on a prospective basis, and in incorporating these factors into the model. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost.
     We recognize expense using the straight-line attribution method. We recorded share-based compensation expense related to stock options and restricted stock under the fair value requirements of SFAS No. 123R during the three month period ended June 30, 2007 and 2006 of approximately $6.6 million and $0.2 million, respectively. For the six month period ended June 30, 2007 and 2006 we recorded share-based compensation expense related to stock options and restricted stock under the fair value requirements of SFAS No. 123R of approximately $12.2 million and $0.3 million, respectively. Unrecognized share-based compensation expense totaled $54.6 million at June 30, 2007, of which we expect to recognize over a weighted average period of 3.05 years. We expect to amortize $9.2 million over the final two quarters of 2007, $16.8 million in 2008 and the remainder thereafter based upon the scheduled vesting of the options outstanding at that time. Of these charges, approximately $4.4 million in 2006 and $5.0 million in 2007 relate to options granted to our four founders in connection with our Series B preferred stock financing in July 2006. We expect our share-based payments expense to decrease in the remainder of 2007 and potentially to increase thereafter as we grant additional stock options and restricted stock awards.
Results of Operations
Revenue

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
	(in thousands)				(in thousands)
Revenue	$21,213	$14,841	$6,372	43%	$44,089	$25,679	$18,410	71%
     Revenue increased 43%, or $6.4 million, to $21.2 million for the three months ended June 30, 2007 as compared to $14.8 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, total revenues increased 71%, or $18.4 million, to $44.1 million as compared to $25.7 million for the six months ended June 30, 2006. The increase in revenue for the three months ended June 30, 2007 as compared to the same period in the prior year was primarily attributable to an increase in our recurring CDN service revenue of $6.3 million. The increase in CDN service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic and additional services sold to new and existing customers. The increase in revenue for the six months ended June 30, 2007 as compared to the same period in the prior year was primarily attributable to an increase in our recurring CDN service revenue of $18.3 million. As of June 30, 2007, we had 876 customers under recurring CDN service revenue contracts as compared to 523 as of June 30, 2006. During the quarter ended June 30, 2007, we deferred ongoing CDN services to one customer totaling $2.6 million and custom CDN service revenue totaling $0.8 million, as the amounts where part of a multi-element arrangement for which customer acceptance of a software element of the arrangement did not occur until July 27, 2007. Entering into the multi-element arrange with this customer changed the way we accounted for revenue earned from this customer during the quarter ended June 30, 2007. The entire $2.6 million of ongoing CDN service revenue will be recognized during the quarter ending September 30, 2007.

     The custom CDN services revenue deferred will be amortized ratably over a 44 month period starting in July 2007.
     For the three months ended June 30, 2007 and 2006, 14.7% and 8%, respectively, of our CDN services revenues were derived from our operations located outside of the United States, primarily from Europe. For the six months ended June 30, 2007 and 2006, 14.1% and 7%, respectively, of our total revenues were derived from our operations located outside of the United States, primarily from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods.
Cost of Revenue

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
	(in thousands)				(in thousands)
Cost of revenue	$14,835	$7,266	$7,569	104%	$29,332	$12,546	$16,786	134%
     Cost of revenue includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenue also includes payroll and related costs, depreciation of network equipment used to deliver our CDN services and equity-related compensation for network operations personnel.
     Cost of revenue increased 104%, or $7.6 million, to $14.8 million for the three months ended June 30, 2007 as compared to $7.3 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, cost of revenues increased 134%, or $16.8 million, to $29.3 million as compared to $12.6 million for the six months ended June 30, 2006. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $4.0 million and $9.0 million, respectively, due to higher traffic levels, an increase in depreciation expense of network equipment of $3.0 million and $6.2 million, respectively, due to increased investment in our network, and an increase in payroll and related employee costs of $0.3 million and $0.9 million, respectively, associated with increased staff. During the quarter ended June 30, 2007, we deferred $0.9 million of costs associated with deferred revenue for one customer discussed above. For the quarter ended September 30, 2007, $0.6 million of these deferred costs will be recognized. The remaining $0.3 million of deferred costs will be amortized ratably into cost of services over a 44 month period.
     Additionally, during the three and six months ended June 30, 2007, cost of revenue includes share-based compensation expense of approximately $0.4 million and $0.6 million, respectively, resulting from our application of SFAS No. 123R.
     Cost of revenue was composed of the following (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Bandwidth and co-location fees	$8.4	$4.5	$16.7	$7.8
Depreciation — network	5.0	2.0	9.7	3.5
Royalty expenses	0.2	0.3	0.6	0.5
Payroll and related employee costs	0.7	0.4	1.5	0.6
Share-based compensation	0.4	0.1	0.6	0.1
Other costs	0.1	—	0.2	0.1

Total cost of revenues	$14.8	$7.3	$29.3	$12.6

     We have long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2007 and for the years ending December 31, 2008, 2009, 2010 and 2011, the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $8.6 million, $10.4 million, $7.3 million, $2.7 million and $0.5 million, respectively.
     We expect that cost of revenues will increase during the remainder of 2007. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; additionally, we anticipate increases in depreciation expense related to our network equipment, along with payroll and related costs, as we expect to continue to make investments in our network to service our expanding customer base. The application of SFAS No. 123R will also result in additional expense associated with the amortization of share-based compensation.

General and Administrative

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
	(in thousands)				(in thousands)
General and administrative	$9,046	$2,231	$6,815	306%	$17,182	$3,802	$13,380	352%
     General and administrative expenses consist primarily of the following components:
•	payroll, share-based compensation and other related costs, including related expenses for executive, finance, business applications, internal network management, human resources and other administrative personnel;

•	fees for professional services;

•	rent and other facility-related expenditures for leased properties.

•	depreciation of property and equipment we use internally;

•	the provision for doubtful accounts; and

•	non-income related taxes;
     General and administrative expenses increased 306%, or $6.8 million, to $9.0 million for the three months ended June 30, 2007 as compared to $2.2 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, general and administrative expenses increased 352%, or $13.4 million, to $17.2 million as compared to $3.8 million for the six months ended June 30, 2006. The increase in general and administrative expenses for the three months and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 was primarily due to an increase of $4.1 million and $8.4 million, respectively, in share-based compensation expense, an increase of $1.8 million and $2.8 million, respectively, in professional fees and legal expenses related to our litigation with Akamai and MIT, including $1.6 million and $2.5 million, respectively, which is reimbursable to us from an escrow fund established in connection with our 2006 stock repurchase, an increase of zero and $0.3 million, respectively, in payroll and related employee costs as a result of increased staffing, an increase of $0.4 million and $0.5 million, respectively, in bad debt expense and an increase in other expenses of $0.5 million and $1.4 million, respectively. Other expenses include such items as rent, utilities, telephone, insurance, travel and travel-related expenses, fees and licenses and property taxes.
     General and administrative expense was composed of the following (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Share-based compensation	$4.1	$—	$8.4	$—
Professional fees and legal expenses	1.9	0.1	2.9	0.1
Payroll and related employee costs	1.1	1.1	2.2	1.9
Bad debt expense	0.5	0.1	0.8	0.3
Other expenses	1.4	0.9	2.9	1.5

Total general and administrative	$9.0	$2.2	$17.2	$3.8

     We expect general and administrative expenses to decrease in third and fourth quarters of 2007 when compared to first and second quarters of 2007 due to lower stock-based compensation expense on equity grants made in the later part of 2006. However, we expect increases in payroll and related costs attributable to increased hiring, increased legal costs associated with ongoing litigation, as well as increased accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Sales and Marketing

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
	(in thousands)				(in thousands)
Sales and marketing	$6,404	$1,497	$4,907	328%	$9,422	$2,531	$6,891	272%
     Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.
     Sales and marketing expenses increased 328%, or $4.9 million, to $6.4 million for the three months ended June 30, 2007, as compared to $1.5 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, sales and marketing expenses increased 272%, or $6.9 million, to $9.4 million, as compared to $2.5 million for the six months ended June 30, 2006. The increase in sales and marketing expenses in the three and six month periods ended June 30, 2007 as compared to the three and six month periods ended June 30, 2006 was primarily due to an increase of $2.3 million and $3.7 million, respectively, in payroll and related employee costs, including $1.3 million and $2.1 million respectively, in additional salaries and $1.0 million and $1.6 million respectively, in additional commissions on increased revenue. Additional increases were due to an increase an increase of $1.1 million and $1.3 million, respectively, in share-based compensation expense, an increase of $0.5 million and $0.8 million, respectively, in marketing programs, an increase of $0.6 million and $0.6 million in travel and travel-related expenses, an increase of $0.1 million and $0.2 million in professional fees, an increase of $0.1 million and $0.2 million, respectively, in reseller commissions and an increase of $0.1 million and $0.1 million, respectively, in other expenses. Other expense included such items as rent and property taxes for our Europe and Asia Pacific sales offices, telephone and office supplies. These increases are consistent with the 61% and 82% increase in revenue for the three and six month periods ended June 30, 2007 as compared to the same periods in the prior year.
     Sales and marketing expense was composed of the following (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Payroll and related employee costs	$3.2	$0.9	$5.4	$1.7
Share-based compensation	1.2	0.1	1.4	0.1
Marketing programs	0.8	0.3	1.3	0.5
Travel and travel-related expenses	0.6	—	0.6	—
Professional fees	0.3	0.1	0.3	0.1
Reseller commissions	0.2	0.1	0.3	0.1
Other expenses	0.1	—	0.1	—

Total sales and marketing	$6.4	$1.5	$9.4	$2.5

     We anticipate our sales and marketing expense will continue to increase in future periods in absolute dollars and as a percentage of revenue due to an expected increase in commissions on higher forecasted sales, the expected increase in hiring of sales and marketing personnel, increases in share-based compensation expense under SFAS No. 123R due to additional equity awards we expect to grant, and additional expected increases in marketing programs.
Research and Development

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
	(in thousands)				(in thousands)
Research and development	$1,541	$437	$1,104	252%	$2,826	$758	$2,068	273%
     Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software
     Research and development expenses increased 252%, or $1.1 million, to $1.5 million for the three months ended June 30, 2007, as compared to $0.4 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, research and development expenses increased 273%, or $2.1 million, to $2.8 million, as compared to $0.8 million for the six months ended June 30, 2006. The increase in research and development expenses in the three and six month periods ended June 30, 2007 as compared to the three and six month periods ended June 30, 2006 was primarily due to an increase of $1.0 million and $1.8 million, respectively, in share-based compensation expense and $0.1 million and $0.3 million respectively, in payroll and related employee costs associated with our hiring of additional network and software engineering personnel.
     Research and development expense was composed of the following (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Share-based compensation	$1.0	$—	$1.9	$0.1
Payroll and related employee costs	0.5	0.4	0.9	0.7
Other expenses	—	—	—	—

Total research and development	$1.5	$0.4	$2.8	$0.8

     We believe that non share-based compensation research and development expenses will continue to increase for the remainder of 2007, as we anticipate continued increases in hiring of development personnel and make investments in our core technology and refinements to our other service offerings. Additionally, research and development expenses are expected to decrease as a result of lower share-based compensation expense under SFAS No. 123R.
Interest Expense

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
	(in thousands)				(in thousands)
Interest expense	$855	$519	$336	65%	$1,440	$1,025	$415	41%
     Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs.
     Interest expense increased 64.6%, or $0.3 million to $0.9 million for the three months ended June 30, 2007, as compared to $0.5 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, interest expense increased 40.5%, or $0.4 million, to $1.4 million, as compared to $1.0 million for the six months ended June 30, 2006. The increase in interest expense in the three and six month periods ended June 30, 2007 as compared to the three and six month periods ended June 30, 2006 was primarily due to the recognition of expense of approximately $0.4 million for the three month period and $0.5 million for the six month period of deferred financing fees resulting from the payment of our Equipment Facility, and an increase in borrowings, primarily to fund equipment purchases to build out our network. On June 14, 2007, proceeds from our initial public offering were used to pay in full the outstanding principal balance of our equipment financing facility. As of June 30, 2007, we had no outstanding balances due on any of our credit facilities. We do not expect to have any interest expense in for the remainder of 2007.
Interest Income

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
	(in thousands)				(in thousands)
Interest income (expense)	$573	$—	$573	100%	$662	$—	$662	100%
     Interest income includes interest earned on invested cash balances and marketable securities.
     Interest income increased 100%, to $0.6 million for the three months ended June 30, 2007, as compared to zero for the three months ended June 30, 2006. For the six months ended June 30, 2007, interest income increased 100%, to $0.7 million, as compared to zero for the six months ended June 30, 2006. The increase in interest income in the three and six month periods ended June 30, 2007 as compared to the three and six month periods ended June 30, 2006 was primarily due to an increase in our average cash balance and the investment of the net proceeds from our initial public offering after the repayment of our outstanding credit facilities. In the future, we anticipate interest income to increase, as a result of substantially increased cash, cash equivalent and marketable securities balances.

Income Tax Expense (Benefit)

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
	(in thousands)				(in thousands)
Income tax expense (benefit)	$(606)	$1,125	$(1,741)	(155)%	$(864)	$1,954	$(2,818)	(144)%
     We had an income tax benefit during the three and six month periods ended June 30, 2007 of 5.5% and 5.5%, respectively, of our loss before taxes of $11.1 million and $15.8 million, respectively which was lower than our statutory income tax rate due primarily to the effect of non-deductible stock compensation expenses. The three and six months ended June 30, 2006 had effective rates of 39.5% and 39.5%, respectively which approximated our expected federal and state tax rate of 40% since the non-deductible stock compensation expense was not significant in the periods. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
     In 2006 (principally in the last six months of the year) and for the first six months of 2007, approximately $7.6 million and $7.4 million of share-based compensation expense was not deductible for tax purposes by us, as certain executives and other employees made tax elections which established tax bases in these awards granted at lower than the fair value recognized within the financial statements. This permanent difference was material to our pre-tax net loss of $15.8 million for the first six months of 2007. The current unvested awards are expected to generate permanent differences of $1.6 million for the six months ended December 31, 2007 and $2.4 million, $2.4 million and $2.0 million for 2008, 2009 and 2010, respectively, based upon the unvested portion of the equity awards outstanding at June 30, 2007 and the anticipated vesting at the time.
Liquidity and Capital Resources
     To date, we have financed our operations primarily through the following transactions:
•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	borrowing on credit facilities; and

•	cash generated by operations.
     As of June 30, 2007, our cash, cash equivalents and marketable securities totaled $187.9 million.
Operating Activities
     Net cash provided by operating activities increased $1.1 million to $5.8 million for the six months ended June 30, 2007, compared to $4.7 million for the six months ended June 30, 2006. The increase in cash provided by operating activities for the six month period ended June 30, 2007 was primarily due to the net loss incurred during the six months ended June 30, 2007, off-set by increases in non-cash charges of depreciation and amortization, stock-based compensation and accounts receivable charges, and changes in working capital as a result of a increase in accounts receivable, prepaid expenses and other current assets, accounts payable and deferred revenue and other current liabilities.
     We expect that cash provided by operating activities will continue to increase as a result of an upward trend in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries in connection with expected increases in headcount and higher commissions. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
     Cash used in investing activities increased $26.7 million to $37.1 million for the six months ended June 30, 2007, compared to $10.4 million for the six months ended June 30, 2006. Cash used in investing represented cash invested in short-tem marketable securities from the proceeds of our IPO and capital expenditures primarily for computer equipment associated with the build-out and expansion of our content delivery network.
     We expect to have significant ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately $30.0 million to $35.0 million for 2007 and $35.0 million to $40.0 million for 2008.
Financing Activities
     Cash provided by financing activities increased $177.1 million to $182.9 million for the six months ended June 30, 2007, as compared to $5.8 million for the six months ended June 30, 2006. The increase is primarily due to net proceeds of approximately $204.5 million from the sale of 14,900,000 shares of common stock in our initial public offering, $2.4 million in reimbursement of litigation expenses from our escrow account during the six month period ended June 30, 2007, offset by a net decrease in borrowings of $6.6 million on our bank line.
     During the quarter ended June 30, 2007, we paid $25.3 million to extinguish the outstanding balances on all of our credit facilities. At June 30, 2007 we had no outstanding balance on any of our credit facilities and we had an unused line of credit of up to $5.0 million dollars. Under the terms of the line of credit, we can borrow up to 50% of the cash balances we hold at the bank, up to a maximum of $5.0 million dollars. We do not anticipate having to utilize the line of credit for the remainder of 2007.
     In connection with our Series B preferred stock financing in July 2006, an escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing and to fund 50% of the ongoing monthly expenses associated with the Akamai litigation. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. During the six month period ended June 30, 2007, we received reimbursements from this escrow of approximately $2.4 million. At June 30, 2007, the balance outstanding in the escrow was $3.3M. We expect to draw an additional $1.5 million to $2.5 million from this escrow during the remainder of 2007.
     Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
     We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 18 months. If the assumptions underlying our business plan regarding future revenue and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities would also result in additional dilution to our stockholders. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be harmed.
Contractual Obligations, Contingent Liabilities and Commercial Commitments
     In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth and computer rack space. These leases expire on various dates ranging from 2007 to 2011. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2007 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow in absolute dollars but will be generally consistent with that of historical periods on an annual basis as a percentage of net revenue.
     The following table presents our contractual obligations and commercial commitments, as of June 30, 2007 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations as of June 30, 2007	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$14,748	$7,559	$6,048	$1,141	$—
Rack space leases	14,777	6,699	7,991	87	—
Real estate leases	2,818	865	1,688	265	—

Total operating leases	32,343	15,123	15,727	1,493	—
Capital leases	—	—	—	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$32,343	$15,123	$15,727	$1,493	$—

Off Balance Sheet Arrangements
     We do not have, and have never had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Litigation
     We are involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006. The trial date for the case has recently been set for February 11, 2008. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome of this matter will have a material adverse effect on our business. However an unfavorable outcome could seriously impact our ability to conduct our business which, in turn, would have a material adverse impact on our results of operations and financial position
     In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in a purported class action lawsuit. The complaint asserts one cause of action under Section 11 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock between June 8, 2007 and August 8, 2007. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the degree to which we offer discounted services to our customers. Although we believe that we and the individual defendants have meritorious defenses to the claims made in this complaint and intend to contest the lawsuit vigorously, an adverse resolution of the lawsuit may have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.
     See “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q for further discussion on litigation.
     We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for these lawsuits in our financial statements.
Use of Non-GAAP Financial Measures
     In evaluating our business, we consider and use Non-GAAP revenue, Non-GAAP net income and Adjusted EBITDA as a supplemental measure of our operating performance. We consider Non-GAAP revenue and net income measurements to be an important indicator of our overall performance because it allows us to illustrate the impact of revenue generated from our multi-element contract as well as to eliminate the effects of stock based compensation and litigation expense. We define EBITDA as GAAP net income before net interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus income from our multi-element contract and expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess our operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangibles (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other non cash expenses. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance.
     In our August 9, 2007 earnings press release, we included Non-GAAP revenue and net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP revenue and net income, EBITDA and Adjusted EBITDA are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP revenue and net income, EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, you should not consider Non-GAAP revenue and net income, EBITDA and Adjusted EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	they do not reflect income taxes or the cash requirements for any tax payments;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	while stock-based compensation is a component of operating expense, the impact on our financial statements compared to other companies can vary significantly due to such factors as assumed life of the options and assumed volatility of our common stock: and

•	other companies may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
     We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Net Income and Adjusted EBITDA only supplementally. Non-GAAP Net Income, EBITDA and Adjusted EBITDA are calculated as follows for the periods presented in thousands:
Reconciliation of Non-GAAP Financial Measures
     In accordance with the requirements of Regulation G issued by the Securities and Exchange Commission, we are presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial metrics to the comparable GAAP measures.
Reconciliation of GAAP Revenue to Non-GAAP Revenue
(In thousands)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,	March 31,	June 30,	March 31,	June 30,	June 30,
	2007	2007	2006	2006	2007	2006
GAAP Revenue	$21,213	$22,876	$14,841	$10,838	$44,089	$25,679

Deferred Traffic Revenue	2,645	—	—	—	2,645	—
Deferred Custom CDN Services	820	—	—	—	820	—
Earned Custom CDN Services	—	—	—	—	—	—

Non-GAAP Revenue	$24,678	$22,876	$14,841	$10,838	$47,554	$25,679

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,	March 31,	June 30,	March 31,	June 30,	June 30,
	2007	2007	2006	2006	2007	2006
GAAP net income (loss)	$(10,463)	$(4,435)	$1,722	$1,270	$(14,898)	$2,992

Share-based compensation	6,648	5,570	229	112	12,218	341
Litigation expenses	1,636	885	—	—	2,521	—
Deferred revenue	3,465	—	—	—	3,465	—
Deferred cost of traffic and services	(935)	—	—	—	(935)	—

Non-GAAP net income	$351	$2,020	$1,951	$1,382	$2,371	$3,333

GAAP net income (loss) per share Basic	$(0.23)	$(0.20)	$0.05	$0.04	$(0.44)	$0.09
Diluted	$(0.23)	$(0.20)	$0.04	$0.03	$(0.44)	$0.07

Non-GAAP net income (loss) per share Basic	$0.01	$0.09	$0.06	$0.04	$0.07	$0.10
Diluted	$—	$0.03	$0.05	$0.03	$0.03	$0.08

Shares used in per share calculations Basic	45,702	21,886	31,848	35,188	33,794	33,418
Diluted	79,240	69,292	41,505	42,951	74,266	41,279

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(In thousands, except per share data)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,	March 31,	June 30,	March 31,	June 30,	June 30,
	2007	2007	2006	2006	2007	2006
GAAP net income (loss)	$(10,463)	$(4,435)	$1,722	$1,270	$(14,898)	$2,992

Add: depreciation and amortization	5,194	4,825	2,079	1,501	10,019	3,580
Add: interest expense	855	585	519	505	1,440	1,024
Less: interest income	(573)	(89)	—	—	(662)	—
Plus (less) income tax expense (benefit)	(606)	(258)	1,125	829	(864)	1,954

EBITDA	$(5,593)	$628	$5,445	$4,105	$(4,965)	$9,550
Add: share-based compensation	6,648	5,570	229	112	12,218	341
Add: litigation expenses recoverable from escrow (1)	818	442	—	—	1,260	—
Add: deferred traffic and services revenue	3,465	—	—	—	3,465	—
Less: deferred traffic and service costs	(935)	—	—	—	(935)	—

Adjusted EBITDA	$4,403	$6,640	$5,674	$4,217	$11,043	$9,891

(1)	During 2006, we repurchased stock in a transaction with a total value of $102.1 million. Selling stockholders agreed to hold $10.1 million of the proceeds to offset specific claims for reimbursement associated with the Akamai lawsuit and other undisclosed obligations that may arise. For the three month periods ended June 30, 2007 and 2006, we had $0.8 million and $ -0- million, respectively, of litigation costs subject to reimbursement from this escrow. For the six month periods ended June 30, 2007 and 2006, we had $1.3 million and $ -0- million, respectively, of litigation costs subject to reimbursement from this escrow.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial bank and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate and municipal obligations and certificates of deposit. We do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.
Foreign Currency Risk
     Substantially all of our customer agreements are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. Because we have operations in Europe and Asia, however, we may be exposed to fluctuations in foreign exchange rates with respect to certain operating expenses and cash flows. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, potentially with customer agreements denominated in foreign currencies, which may increase our exposure to foreign exchange fluctuations. At this time, we do not have any foreign hedge contracts because exchange rate fluctuations have had little or no impact on our operating results and cash flows.
Inflation Risk
     We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There has been no change in our internal controls over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with Section 404 for the first time, and will be required to provide a management report on internal control over financial reporting, in connection with our Annual Report on Form 10- K for the year ending December 31, 2007. In addition, we will be required to provide both a management report and an independent registered public accounting firm attestation report on internal controls in connection with our Annual Report on Form 10-K for the year ending December 31, 2008.
     While we are not yet required to comply with Section 404 for this reporting period, we are preparing for future compliance with Section 404 by strengthening and assessing our system of internal controls to provide the basis for our report.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against us in the U.S. District Court for the District of Massachusetts alleging that we are infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai. In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent. These two matters have been consolidated by the Court. In addition to monetary relief, including treble damages, interest, fees and costs, the consolidated complaint seeks an order permanently enjoining us from conducting our business in a manner that infringes the relevant patents. A permanent injunction could prevent us from operating our CDN altogether. The Court held a claim construction hearing, known as a Markman hearing, on May 17, 2007 and issued a claim construction order on June 29, 2007. The trial date for the case has recently been set for February 11, 2008.
     Akamai and MIT have asserted some of the patents at issue in the current litigation in two previous lawsuits against different defendants. Both cases were filed in the same district court as the current action, and assigned to the same judge currently presiding over the lawsuit filed against us. In one case, Akamai prevailed in part after a jury trial, securing an injunction against the defendant on four claims of the asserted patent. The appeals court upheld the injunction, though it held that two of the four claims of the challenged patent were invalid. Neither lawsuit resulted in settlement or in the issuance of a license to the defendant before the trial. In addition, the second lawsuit ended only when Akamai acquired the defendant prior to final resolution of the case.
     While we believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and intend to vigorously defend the action, we cannot assure you that this lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in our litigation, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business.
     In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in a purported class action lawsuit filed in the U. S. District Court for the Southern District of New York. The complaint asserts one cause of action under Section 11 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock between June 8, 2007 and August 8, 2007. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the degree to which we offer discounted services to our customers. Although we believe that we and the individual defendants have meritorious defenses to the claims made in this complaint and intend to contest the lawsuit vigorously, an adverse resolution of the lawsuit may have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
     From time to time, we also may become involved in legal proceedings arising in the ordinary course of our business.
Item 1A. Risk Factors
     Investments in the equity securities of publicly traded companies involve significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the information contained in this report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, before deciding to purchase any shares of our common stock.
Risks Related to Our Business
Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.
     Our company has only been in existence since 2001. A significant amount of our growth, in terms of employees, operations and revenue, has occurred since 2004. For example, our revenue has grown from $5.0 million in 2003 to $64.3 million in 2006. For the six month period ended June 30, 2007 our revenue was $44.1 million. As a consequence, we have a limited operating history which makes it difficult to evaluate our business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this quarterly report on Form 10-Q. If we do not address these risks successfully, our business will be harmed.
If we fail to manage future growth effectively, we may not be able to market and sell our services successfully.
     We have recently expanded our operations significantly, increasing our total number of employees from 29 at December 31, 2004 to 215 at June 30, 2007, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include: training new sales personnel to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our content delivery network, or CDN, and administrative infrastructure, systems and processes; addressing new markets; and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.
A lawsuit has been filed against us and an adverse resolution of this lawsuit could cause us to incur substantial costs and liability or force us to cease providing our CDN services altogether.
     In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against us in the U.S. District Court for the District of Massachusetts alleging that we are infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai. In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent. These two matters have been consolidated by the Court. In addition to monetary relief, including treble damages, interest, fees and costs, the consolidated complaint seeks an order permanently enjoining us from conducting our business in a manner that infringes the relevant patents. A permanent injunction could prevent us from operating our CDN altogether. The Court held a claim construction hearing, known as a Markman hearing, on May 17, 2007 and issued a claim construction order on June 29, 2007. The trial date for the case has recently been set for February 11, 2008. See “Legal Proceeding” in Item 1 of Part II of this quarterly report on Form 10-Q for further discussion.
     Akamai and MIT have asserted some of the patents at issue in the current litigation in two previous lawsuits against different defendants. Both cases were filed in the same district court as the current action, and assigned to the same judge currently presiding over the lawsuit filed against us. In one case, Akamai prevailed in part after a jury trial, securing an injunction against the defendant on four claims of the asserted patent. The appeals court upheld the injunction, though it held that two of the four claims of the challenged patent were invalid. Neither lawsuit resulted in settlement or in the issuance of a license to the defendant before the trial. In addition, the second lawsuit ended only when Akamai acquired the defendant prior to final resolution of the case.

     While we believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and intend to vigorously defend the action, we cannot assure you that this lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in our litigation, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business.
We currently face competition from established competitors and may face competition from others in the future.
     We compete in markets that are intensely competitive, rapidly changing and characterized by vendors offering a wide range of content delivery solutions. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do.
     Our primary competitors include content delivery service providers such as Akamai, Level 3 Communications (which recently acquired Digital Island, SAVVIS Communications’ content delivery network services business) and Internap Network Services Corporation (which recently acquired VitalStream). Also, as a result of the growth of the content delivery market, a number of companies are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
We may lose customers if they elect to develop content delivery solutions internally.
     Our customers and potential customers may decide to develop their own content delivery solutions rather than outsource these solutions to CDN services providers like us. This is particularly true as our customers increase their operations and begin expending greater resources on delivering their content using third-party solutions. For example, MusicMatch was our most significant customer in 2004 and one of our top 10 customers in 2005, but following its acquisition by Yahoo! Inc., MusicMatch’s content delivery requirements were in-sourced and it was not a customer of ours at all in 2006. In 2006, one of our top 10 customers, CDN Consulting, which acted as a reseller of our services primarily to MySpace.com, represented approximately 21% of our total revenue. At the end of 2006, MySpace became a direct customer of ours. During the six month period ended June 30, 2007, sales to the reseller CDN Consulting were less than 2% of revenue after this change. In the quarter ended June 30, 2007, sales to MySpace declined to approximately 2% of our revenue. If we fail to offer CDN services that are competitive to in-sourced solutions, we may lose additional customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.
Rapidly evolving technologies or new business models could cause demand for our CDN services to decline or could cause these services to become obsolete.
     Customers or third parties may develop technological or business model innovations that address content delivery requirements in a manner that is, or is perceived to be, equivalent or superior to our CDN services. If competitors introduce new products or services that compete with or surpass the quality or the price/performance of our services, we may be unable to renew our agreements with existing customers or attract new customers at the prices and levels that allow us to generate attractive rates of return on our investment. For example, one or more third parties might develop improvements to current peer-to-peer technology, which is a technology that relies upon the computing power and bandwidth of its participants, such that this technological approach is better able to deliver content in a way that is competitive to our CDN services, or even that makes CDN services obsolete. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for CDN services. If this occurred, we could lose customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce our prices, which could harm our revenue, gross margin and operating results.
If we are unable to sell our services at acceptable prices relative to our costs, our revenue and gross margins will decrease, and our business and financial results will suffer.
     Prices for content delivery services have fallen in recent years and are likely to fall further in the future. Recently, we have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2006 we invested $40.6 million in capital expenditures and have invested $8.6 million in capital expenditures for the six month period ended June 30, 2007, primarily for computer equipment associated with the build-out and expansion of our CDN. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.
     In addition, for the remainder of 2007 and beyond, we expect to increase our expenses, in absolute dollars, in substantially all areas of our business, including sales and marketing, general and administrative, and research and development. For the remainder of 2007 and 2008, as we further expand our CDN, we also expect our capital expenditures to be generally consistent with the high level of expenditures we made in this area in 2006 and the first six months of 2007. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:
•	failure to increase sales of our core services;

•	significant increases in bandwidth and rack space costs or other operating expenses;

•	inability to maintain our prices relative to our costs;

•	failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than our increase in new customers or our sales to existing customers;

•	failure to increase sales of our services to current customers as a result of their ability to reduce their monthly usage of our services to their minimum monthly contractual commitment;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.
If we are unable to develop new services and enhancements to existing services or fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.
     The market for our CDN services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. For example, we recently introduced our Geo-Compliance paid service option, and we do not yet know whether our customers will adopt this offering in sufficient numbers to justify our development costs. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.
We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from, these customers could significantly harm our results of operations.
     During any given fiscal period, a relatively small number of customers typically accounts for a significant percentage of our revenue. For example, in 2006, revenue generated by sales to our top 10 customers, in terms of revenue, accounted for approximately 54% of our total revenue. In the six month period ended June 30, 2007, our top 10 customers, in terms of revenue, accounted for approximately 45% of our total revenue. In 2006, one of these top 10 customers, CDN Consulting, which acted as a reseller of our services primarily to MySpace.com, represented approximately 21% of our total revenue. In the three month period ended June 30, 2007, sales to this reseller and Myspace declined to approximately 2% of our revenue, and prospectively, we expect sales to this reseller and MySpace to continue to be less than 2% for the remainder of 2007. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.
If we are unable to attract new customers or to retain our existing customers, our revenue could be lower than expected and our operating results may suffer.
     In addition to adding new customers, to increase our revenue, we must sell additional services to existing customers and encourage existing customers to increase their usage levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new customers. We sell our services pursuant to service agreements that are generally one year in length. Our customers have no obligation to renew their contracts for our services after the expiration of their initial commitment period, and these service agreements may not be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. Because of our limited operating history, we have limited historical data with respect to rates of customer service agreement renewals. This fact, in addition to the changing competitive landscape in our market, means that we cannot accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:
•	their satisfaction or dissatisfaction with our services;

•	the prices of our services;

•	the prices of services offered by our competitors;

•	mergers and acquisitions affecting our customer base; and

•	reductions in our customers’ spending levels.
     If our customers do not renew their service agreements with us or if they renew on less favorable terms, our revenue may decline and our business will suffer. Similarly, our customer agreements often provide for minimum commitments that are often significantly below our customers’ historical usage levels. Consequently, even if we have agreements with our customers to use our services, these customers could significantly curtail their usage without incurring any penalties under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer.
     It also is an important component of our growth strategy to market our CDN services to industries, such as enterprise and the government. As an organization, we do not have significant experience in selling our services into these markets. We have only recently begun a number of these initiatives, and our ability to successfully sell our services into these markets to a meaningful extent remains unproven. If we are unsuccessful in such efforts, our business, financial condition and results of operations could suffer.
Our results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.
     Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:
•	our ability to increase sales to existing customers and attract new customers to our CDN services;

•	the addition or loss of large customers, or significant variation in their use of our CDN services;

•	costs associated with current or future intellectual property lawsuits;

•	service outages or security breaches;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

•	the occurrence of significant events in a particular period that result in an increase in the use of our CDN services, such as a major media event or a customer’s online release of a new or updated video game;

•	changes in our pricing policies or those of our competitors;

•	the timing of recognizing revenue;

•	stock-based compensation expenses associated with attracting and retaining key personnel;

•	limitations of the capacity of our content delivery network and related systems;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses;

•	limitations on usage imposed by our customers in order to limit their online expenses; and

•	geopolitical events such as war, threat of war or terrorist actions.
     We believe that our revenue and results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one period as an indication of future performance.
After being profitable in 2004 and 2005, we became unprofitable in 2006 and for the six month period ended June 30, 2007 primarily due to significantly increased stock-based compensation expense, which we expect will increase in 2007 and may increase thereafter, and which could affect our ability to achieve and maintain profitability in the future.
     Our recent adoption of SFAS 123R for 2006 has substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006 and for the six month period ended June 30, 2007; primarily due to an increase in our share-based compensation expense, which increased from $0.1 million in 2005 to $9.1 million in 2006. For the six month period ended June 30, 2007, our share-based compensation expense was $12.2 million. This significant increase in share-based compensation expense reflects an increase in the level of option and restricted stock grants coupled with a significant increase in the fair market value per share at the date of grant. Our unrecognized share-based compensation expense totaled $54.6 million at June 30, 2007, of which we expect to amortize $9.2 million over the final two quarters of 2007, $16.8 million in 2008 and the remainder thereafter based upon the scheduled vesting of the options outstanding at that time. We further expect our share-based compensation expense to decrease in the remainder of 2007 and potentially to increase thereafter as we grant additional options or restricted stock awards. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future.

We generate our revenue almost entirely from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.
     While we offer our customers a number of services associated with our CDN, we generated nearly 100% of our revenue in 2006 and for the six month period ended June 30, 2007, from charging our customers for the content delivered on their behalf through our CDN. As we do not currently have other meaningful sources of revenue, we are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third-party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.
Many of our significant current and potential customers are pursuing emerging or unproven business models which, if unsuccessful, could lead to a substantial decline in demand for our CDN services.
     Because the proliferation of broadband Internet connections and the subsequent monetization of content libraries for distribution to Internet users are relatively recent phenomena, many of our customers’ business models that center on the delivery of rich media and other content to users remain unproven. For example, social media companies have been among our top recent customers and are pursuing emerging strategies for monetizing the user content and traffic on their web sites. Our customers will not continue to purchase our CDN services if their investment in providing access to the media stored on or deliverable through our CDN does not generate a sufficient return on their investment. A reduction in spending on CDN services by our current or potential customers would seriously harm our operating results and financial condition.
We may need to defend our intellectual property and processes against patent or copyright infringement claims, which would cause us to incur substantial costs.
     Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. For example, in June 2006, we were sued by Akamai and MIT alleging we infringed patents licensed to Akamai. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. See “Legal Proceeding” in Item 1 of Part II of this quarterly report on Form 10-Q. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:
•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	pay substantial damages;

•	obtain a license from the holder of the infringed intellectual property right, which license may or may not be available on reasonable terms or at all; or

•	redesign products or services.
     If we are forced to take any of these actions, our business may be seriously harmed. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business and operating results could be harmed.
Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.
     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and we have no currently issued patents. Monitoring infringement of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights. We have applied for patent protection in a number of foreign countries, but the laws in these jurisdictions may not protect our proprietary rights as fully as in the United States. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

Any unplanned interruption in the functioning of our network or services could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.
     Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in approximately 50 third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.
     While we have not experienced any significant, unplanned disruption of our services to date, our CDN may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption of the functioning of our CDN and related services for any reason would reduce our revenue and could harm our business and financial results. If such a widespread interruption occurred or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.
We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of customers and cause us to incur unexpected expenses to make network improvements.
     Our CDN services are highly complex and are designed to be deployed in and across numerous large and complex networks. Our network infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our products and services, the more resources we will need to invest in additional infrastructure and support. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not expand successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our CDN. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead us to lose current and potential customers. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.
Our operations are dependent in part upon communications capacity provided by third-party telecommunications providers. A material disruption of the communications capacity we have leased could harm our results of operations, reputation and customer relations.
     We lease private line capacity for our backbone from a third party provider, Global Crossing Ltd. Our contracts for private line capacity with Global Crossing generally have terms of three years. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party provider. As it would be time consuming and expensive to identify and obtain alternative third-party connectivity, we are dependent on Global Crossing in the near term. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity on terms commercially acceptable to us or at all, our business and financial results would suffer. We may not be able to deploy on a timely basis enough network capacity to meet the needs of our customer base or effectively manage demand for our services.
Our business depends on continued and unimpeded access to third-party controlled end-user access networks.
     Our content delivery services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other online content to end-users. Some operators of these networks may take measures, such as the deployment of a variety of filters, that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks by restricting or prohibiting the use of their networks to support or facilitate our services, or by charging increased fees to us, our customers or end-users in connection with our services. This or other types of interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, thereby harming our revenue and growth.
     In addition, the performance of our infrastructure depends in part on the direct connection of our CDN to a large number of end-user access networks, known as peering, which we achieve through mutually beneficial cooperation with these networks. If in the future a significant percentage of these network operators elected to no longer peer with our CDN, the performance of our infrastructure could be diminished and our business could suffer.

If our ability to deliver media files in popular proprietary content formats was restricted or became cost-prohibitive, demand for our content delivery services could decline, we could lose customers and our financial results could suffer.
     Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as Adobe Flash or Windows Media, was limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery services would decline by customers using these formats. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.
If we are unable to retain our key employees and hire qualified sales and technical personnel, our ability to compete could be harmed.
     Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that they rely on in implementing our business plan. In particular, we are dependent on the services of our Chief Executive Officer, Jeffrey W. Lunsford and also our Chief Technical Officer, Nathan F. Raciborski. Neither of these officers nor any of our other key employees is bound by an employment agreement for any specific term. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees, and we therefore have no way of mitigating our financial loss were we to lose their services. There is increasing competition for talented individuals with the specialized knowledge to deliver content delivery services and this competition affects both our ability to retain key employees and hire new ones. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our services, and negatively impact our ability to sell our services.
Our senior management team has limited experience working together as a group, and may not be able to manage our business effectively.
     Three members of our senior management team, our President and Chief Executive Officer, Jeffrey W. Lunsford, our Chief Financial Officer, Matthew Hale, and our Senior Vice President of Worldwide Sales, Marketing and Services, David M. Hatfield, have been hired since November 2006. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.
We face risks associated with international operations that could harm our business.
     We have operations and personnel in Japan, the United Kingdom and Singapore, and we currently maintain network equipment in France, Germany, Hong Kong, Japan, the Netherlands and the United Kingdom. As part of our growth strategy, we intend to expand our sales and support organizations internationally, as well as to further expand our international network infrastructure. We have limited experience in providing our services internationally and such expansion could require us to make significant expenditures, including the hiring of local employees, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:
•	increased expenses associated with sales and marketing, deploying services and maintaining our infrastructure in foreign countries;

•	competition from local content delivery service providers, many of which are very well positioned within their local markets;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a country, which could have a negative impact on the quality of our services or our results of operations;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	corporate and personal liability for violations of local laws and regulations;

•	currency exchange rate fluctuations; and

•	potentially adverse tax consequences.
Internet-related and other laws relating to taxation issues, privacy and consumer protection and liability for content distributed over our network, could harm our business.
     Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our customers, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the Internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our customers, may become subject to increased taxation, which could harm our financial results either directly or by forcing our customers to scale back their operations and use of our services in order to maintain their operations. In addition, the laws relating to the liability of private network operators for information carried on or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our customers deliver. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.
If we are required to seek additional funding, such funding may not be available on acceptable terms or at all.
     We may need to obtain additional funding due to a number of factors beyond our control, including a shortfall in revenue, increased expenses, increase investment in capital equipment or the acquisition of significant businesses or technologies. We believe that our cash, plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 18 months. However, we may need funding before such time. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely.
Our business requires the continued development of effective business support systems to support our customer growth and related services.
     The growth of our business depends on our ability to continue to develop effective business support systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for:
•	implementing customer orders for services;

•	delivering these services; and

•	timely billing for these services.
     Because our business plan provides for continued growth in the number of customers that we serve and services offered, there is a need to continue to develop our business support systems on a schedule sufficient to meet proposed service rollout dates. The failure to continue to develop effective business support systems could harm our ability to implement our business plans and meet our financial goals and objectives.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.
     A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, our recent adoption of SFAS 123R in 2006 has increased the amount of stock-based compensation expense we record. This, in turn, has impacted our results of operations for the periods since this adoption and has made it more difficult to evaluate our recent financial results relative to prior periods.
We have incurred, and will continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
     As a newly public company, we have incurred, and will continue to incur, significant accounting and other expenses that we did not incur as a private company. These expenses include increased accounting, legal and other professional fees, insurance premiums, investor relations costs, and costs associated with compensating our independent directors. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Market, impose additional requirements on public companies, including requiring changes in corporate governance practices. For example, the listing requirements of the Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. These rules and regulations could also make it more difficult for us to identify and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.
     We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. We are required to spend considerable effort on establishing and maintaining our internal controls, which is costly and time-consuming and needs to be re-evaluated frequently. We have very limited experience in designing and testing our internal controls. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures. As a newly public company we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, we will be required to file a report by our independent registered public accounting firm addressing these assessments beginning with our Annual Report on Form 10-K for the year ended December 31, 2008. Both we and our independent auditors will be testing our internal controls in anticipation of being subject to Section 404 requirements and, as part of that documentation and testing, may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.
Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.
     Increasing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to expand our sales and marketing operations. Historically, we have concentrated our sales force at our headquarters in Tempe, Arizona. However, we have recently begun building a field sales force to augment our sales efforts and to bring our sales personnel closer to our current and potential customers. Developing such a field sales force will be expensive and we have limited knowledge in developing and operating a widely dispersed sales force. As a result, we may not be successful in developing an effective sales force, which could cause our results of operations to suffer.
     We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 115 at June 30, 2007. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.
If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, share-based compensation costs, contingent obligations and doubtful accounts. These estimates and judgments affect the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges that could adversely affect our results of operations, investors may lose confidence in our ability to manage our business and our stock price could decline.
As part of our business strategy, we may acquire businesses or technologies and may have difficulty integrating these operations.
     We may seek to acquire businesses or technologies that are complementary to our business. Acquisitions involve a number of risks to our business, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate operations or personnel in an efficient and timely manner could harm our results of operations. We do not have prior experience as a company in this complex process of acquiring and integrating businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions will require the use of our available cash or dilutive issuances of securities. Future acquisitions or attempted acquisitions could also harm our ability to achieve profitability. We may also experience significant turnover from the acquired operations or from our current operations as we integrate businesses.

Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been, and is likely to continue to be, volatile.
     The trading prices of our common stock and the securities of technology companies generally have been highly volatile. Factors affecting the trading price of our common stock will include:
•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	commencement or resolution of, or our involvement in, litigation, particularly our current litigation with Akamai and MIT;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	the gain or loss of significant customers;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
     In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.
We are currently subject to a securities class action lawsuit, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.
     A putative class action lawsuit has been filed against us, certain of our officers and directors, and the lead underwriters of our recent initial public offering, alleging, among other things, securities laws violations. While we intend to vigorously contest this lawsuit and any similar lawsuits filed against us in the future, we cannot determine the outcome or resolution of these claims or when they might be resolved. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows may be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
     The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Insiders have substantial control over us and will be able to influence corporate matters.
     As of June 30, 2007, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 63% of our outstanding common stock, including approximately 37% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.
     We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:
•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	provide for a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a majority stockholder vote;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Between April 1, 2007 and June 30, 2007, we granted stock options to purchase an aggregate of 3,304,209 shares of our common stock to employees, consultants, directors and other service providers with exercise prices ranging from $6.22 to $15.00 per share under our Amended and Restated 2003 Incentive Compensation Plan and our 2007 Equity Incentive Plan. During such period, we issued and sold an aggregate of 209,602 shares of our common stock to employees, consultants, directors and other service providers for aggregate consideration of approximately $47,000 under exercises of options previously granted under these plans.
     The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.
     (b) On June 7, 2007, our registration statement on Form S-1 (No. 333-141516) was declared effective in connection with our initial public offering, pursuant to which we registered an aggregate of 14,900,000 shares of our common stock, of which we sold 14,900,000 shares and certain selling stockholders sold 3,500,000 shares, including the underwriters’ over-allotment, at a price to the public of $15.00 per share. The offering closed on June 13, 2007, and, as a result, we received net proceeds of approximately $205.5 million (after underwriters’ discounts and commissions of approximately $15.6 million and additional offering-related costs of approximately $2.4 million), and the selling stockholders received net proceeds of approximately $48.8 million (after underwriters’ discounts and commissions of approximately $3.7 million). The managing underwriters of the offering were Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Jefferies & Company, Inc., Piper Jaffray & Co. and Friedman, Billings, Ramsey & Co., Inc.
     Affiliates of Goldman, Sachs & Co. own more than 10% of our outstanding capital stock, and two of our directors, Joseph H. Gleberman and Peter J. Perrone, are a managing director and a vice president, respectively, of Goldman, Sachs & Co. We paid Goldman, Sachs & Co. approximately $6.3 million in underwriting discounts and commissions in connection with our sale of shares in our initial public offering. No other payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the initial public offering by the selling stockholders. In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for capital expenditures, working capital and other general corporate purposes. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. However, we do not have agreements or commitments for any specific acquisitions at this time. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated June 7, 2007 filed by us with the SEC pursuant to Rule 424(b).
ITEM 3. DEFAULT UPON SENIOR SECURITIES
     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 30, 2007, we distributed a written consent to our stockholders requesting approval of an amendment to Article IV, Subparagraph 5(b) of our Amended and Restated Certificate of Incorporation to increase our authorized number of directors to ten members. Such action was effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. Stockholders holding an aggregate of 49,738,528 shares of our capital stock voted by written consent in favor of this matter, such votes being a sufficient percentage of our capital stock necessary to approve such measure. There were no broker non-votes as to this matter, as it was voted upon prior to our IPO.
     On May 11, 2007, we distributed a written consent to our stockholders requesting approval of (1) approval of a forward stock split of our common stock and preferred stock at a ratio of three-for-two; (2) amendment and restatement of our Certificate of Incorporation and Bylaws, following the IPO, to read as set forth in Exhibits 3.02 and 3.04 to our Form S-1; (3) election of members of our Board of Directors and the assignment of each such director to one of three classes of directors, as follows: Class I — directors Robert Goad, Allan M. Kaplan and Jeffrey W. Lunsford; Class II — directors Joseph H. Gleberman, Fredric W. Harman, Mark A. Jung and Peter J. Perrone; and Class III — directors David C. Peterschmidt, Nathan F. Raciborski and Gary Valenzuela, such assignments to be effective upon the closing of the IPO; (4) adoption of our 2007 Equity Incentive Plan and the reservation of 7,500,000 shares (post-split) for initial issuance under such plan; (5) adoption of an increase in the number of shares of common stock reserved for issuance under the Amended and Restated 2003 Incentive Compensation Plan to a total of 19,101,500 shares (post-split); and (6) approval of our form of indemnification agreement for directors and officers. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. Stockholders holding an aggregate of 53,148,776 shares of our capital stock voted by written consent in favor of all of these matters, such votes being a sufficient percentage of our capital stock necessary to approve such measures. There were no broker non-votes as to these matters, as they were voted upon prior to our IPO.
     On May 17, 2007, we distributed a written consent to our preferred stockholders requesting approval of the election of Walter Amaral as a member of our board of directors, to fill a vacancy left by the resignation of Robert Goad. Such action was effected pursuant to an action by written consent of our preferred stockholders pursuant to Section 228 of the Delaware General Corporation Law. Preferred stockholders holding an aggregate of 30,272,493 shares of our preferred stock voted by written consent in favor of this matter, such votes being a sufficient percentage of our preferred stock necessary to approve such measure. There were no broker non-votes as to this matter, as it was voted upon prior to our IPO.
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.02	Amended Restated Certificate of Incorporation of Limelight Networks, Inc.	S-1	333-141516	3.2	5/21/07

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: August 14, 2007	By:	/s/ Matthew Hale

Matthew Hale
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.02	Amended Restated Certificate of Incorporation of Limelight Networks, Inc.	S-1	333-141516	3.2	5/21/07

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.