Form 10-Q/A
period 2007-06-30
Limelight Networks, Inc.
filed 2007-10-29
CIK 1391127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33508
LIMELIGHT NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1677033 (I.R.S. Employer Identification No.)
2220 W. 14th Street
Tempe, AZ 85281
(Address of principal executive offices, including Zip Code)
(602) 850-5000
(Address of principal executive offices, including Zip Code)
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

LIMELIGHT NETWORKS, INC.
FORM 10-Q/A
Quarterly Period Ended June 30, 2007

-i-

Explanatory Note
     On October 9, 2007, Management and the Audit Committee of the Board of Directors of Limelight Networks, Inc. (the “Company”) concluded that it was necessary to restate the Company’s previously issued consolidated financial statements for the year ended December 31, 2006 and the three months ended March 31, 2007 contained in the Company’s Registration Statement on Form S-1 and the prospectus contained therein dated June 7, 2007, as well as the Company’s consolidated financial statements for the three and six months ended June 30, 2006 and 2007 contained in the Quarterly Report on Form 10-Q filed on August 14, 2007, which financial statements should no longer be relied upon, to correct errors in such financial statements based on guidance provided by Financial Accounting Standards Board Statement No. 154.
     See Note 1, “Restatement of Previously Issued Financial Statement,” included in Part I of this Amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (this “Form 10-Q/A”) for a detailed discussion of the errors and effects of the restatement.
     The Company is filing this Form 10-Q/A to reflect the restatement of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2007, and related financial information originally filed with the Securities and Exchange Commission in the Company’s Quarterly Report on Form 10-Q on August 14, 2007 (the “Original Filing”). This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I of the Original Filing. These Items have been amended to reflect the effects of the restatement and unless otherwise indicated have not been updated to reflect other events occurring after the date of the Original Filing.
     The Company has concurrently herewith filed a Current Report on Form 8-K to reflect the restatement of the Company’s consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 and the three month periods ended March 31, 2007 and 2006, and related financial information, contained in the Company’s Registration Statement on Form S-1 and the prospectus contained therein dated June 7, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$159,103	$7,611
Marketable securities	28,576	—
Accounts receivable, net of reserves of $1,743 at June 30, 2007 and $1,204 at December 31, 2006, respectively	21,322	17,526
Income taxes receivable	4,548	2,980
Deferred income taxes	—	362
Prepaid expenses and other current assets	5,365	3,011

Total current assets:	218,914	31,490
Property and equipment, net	46,124	41,784
Marketable securities, less current portion	103	285
Deferred income taxes	—	106
Other assets	1,304	759

Total assets	$266,445	$74,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,510	$6,419
Accounts payable, related parties	19	781
Deferred revenue, current portion	3,232	197
Credit facilities, current portion	—	2,938
Capital lease obligations, current portion	—	245
Other current liabilities	12,015	6,314

Total current liabilities:	23,776	16,894
Deferred revenue, less current portion	598	—
Credit facilities, less current portion (net of discount of $-0- and $424 at June 30, 2007 and December 31, 2006, respectively)	—	20,456
Capital lease obligations, less current portion	—	5
Deferred income taxes	30	—
Other long-term liabilities	30	30

Total liabilities:	24,434	37,385

Commitments and contingencies	—	—
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 6,921 shares authorized; 0 and 5,070 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively, (liquidation preference: $733 at December 31, 2006)	—	5
Series B convertible preferred stock, $0.001 par value; 43,050 shares authorized; 0 and 39,870 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively, (liquidation preference: $260,000 at December 31, 2006)	—	40
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value; 150,000 and 120,150 shares authorized at June 30, 2007 and December 31, 2006, respectively; 82,043 and 21,832 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	82	22
Additional paid-in capital	261,425	41,803
Accumulated other comprehensive loss	(229)	(113)
Accumulated deficit	(19,267)	(4,718)

Total stockholders’ equity	242,011	37,039

Total liabilities and stockholders’ equity	$266,445	$74,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$21,436	$14,841	$44,789	$25,679

Cost of revenue:
Cost of services	9,815	5,231	19,624	9,038
Depreciation — network	5,020	2,035	9,708	3,508

Total cost of revenue	14,835	7,266	29,332	12,546

Gross Margin	6,601	7,575	15,457	13,133
Operating expenses:
General and administrative	8,657	2,231	16,294	3,802
Sales and marketing	6,404	1,497	9,422	2,531
Research and development	1,541	437	2,826	758
Depreciation and amortization	174	44	311	72

Total operating expenses	16,776	4,209	28,853	7,163

Operating (loss) income	(10,175)	3,366	(13,396)	5,970
Other income (expense):
Interest expense	(821)	(519)	(1,394)	(1,024)
Interest income	573	—	662	—

Total other (expense) income	(248)	(519)	(732)	(1,024)

(Loss) income before income taxes	(10,423)	2,847	(14,128)	4,946
Income tax (benefit) expense	221	1,125	421	1,954

Net (loss) income	$(10,644)	$1,722	$(14,549)	$2,992

Net (loss) income allocable to common stockholders	$(10,644)	$1,417	$(14,549)	$2,455

Net (loss) income per weighted average share:
Basic	$(0.23)	$0.04	$(0.43)	$0.07

Diluted	$(0.23)	$0.04	$(0.43)	$0.06

Shares used in per weighted average share calculations:
Basic	45,791	31,648	33,871	33,418
Diluted	45,791	39,606	33,871	41,279
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(Restated)
Cash flows from operating activities:
Net (loss) income	$(14,549)	$2,992
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:
Depreciation and amortization	10,019	3,580
Share-based compensation	11,330	341
Deferred income tax expense	580	—
Accounts receivable charges	1,847	177
Accretion of debt discount	424	36
Changes in operating assets and liabilities:
Accounts receivable	(5,643)	(5,124)
Prepaid expenses and other current assets	(2,354)	(664)
Income taxes receivable	(538)	—
Other assets	(545)	(236)
Accounts payable	(3,712)	1,014
Accounts payable, related parties	(762)	596
Deferred revenue and other current liabilities	9,667	1,945

Net cash provided by operating activities	5,764	4,657

Cash flows from investing activities:
Purchase of marketable securities	(28,589)	—
Purchases of property and equipment	(8,556)	(10,432)

Net cash used in investing activities	(37,145)	(10,432)

Cash flows from financing activities:
Borrowings on credit facilities	—	6,555
Payments on credit facilities	(23,818)	(498)
Borrowings on line of credit	1,500	—
Payments on line of credit	(1,500)	—
Payments on capital lease obligations	(250)	(99)
Payments on notes payable — related parties	—	(195)
Escrow funds returned from share repurchase	2,389	—
Tax benefit from share-based compensation	23	—
Proceeds from exercise of stock options	31	46
Proceeds from initial public offering, net of issuance costs	204,498	—

Net cash provided by financing activities	182,873	5,809

Net increase in cash and cash equivalents	151,492	34
Cash and cash equivalents at beginning of period	7,611	1,536

Cash and cash equivalents at end of period	$159,103	$1,570

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,013	$822

Cash paid for income taxes	$357	$1,780

Property and equipment purchases remaining in accounts payable	$5,803	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Restatement of Previously Issued Financial Statement
     Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the period ended June 30, 2007, the Company’s management identified certain errors in those financial statements. The Company conducted an internal review and discovered that one customer had been under-billed for CDN services for a 15-month period extending back to July 2006. The amended billings to this customer, which have since been billed and collected, resulted in increased revenue of approximately $0.2 million and $0.7 million for the three and six month periods ended June 30, 2007, respectively.
     During the course of implementing a stock option administration system, the Company determined it had incorrectly valued and accounted for certain stock option and restricted stock grants. The result of this error was to increase aggregate stock compensation expense by approximately $0.4 million and to change the periods in which the related expense will be recognized. Correcting these errors resulted in reducing previously reported stock based compensation expense by $0.4 million and $0.9 million for the three and six month periods ended June 30, 2007, respectively.
      The Company also became aware that it had previously reported net income allocable to common stockholders incorrectly. The Company had not computed the net income allocable to common stockholders in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128. The Company made an error related to the computation of the preference dividend, which error favorably impacted the net income allocable to common stockholders. Further, an error in the computation of the hypothetical dividend adversely impacted the net income allocable to common stockholders. The result of these errors was a decrease of net income allocable to stockholders of $305,000 and $512,000 for the three and six month periods ended March 31, 2006 and June 30, 2006, respectively. There was no impact on the three and six month periods ended June 30, 2007 given that this treatment is antidilutive in overall loss periods.
     The Company has also made an adjustment to interest expense as it relates to the amortization of a debt discount relating to warrants issued to a bank under the Company’s Equipment Facility. The adjustment resulted in decreasing previously reported interest expense by $34,000 and $46,000 respectively, for the three and six month periods ended June 30, 2007.
     The tax effect of these adjustments, to the extent they had an income tax impact, was based upon the effective tax rate calculation performed using the estimated operating results at that time for the entire year adjusted for the impact of the restatement on the projection for the year. The Company also determined that its deferred tax assets related to stock compensation that existed at the beginning of the year no longer met the “more likely than not” recoverability criteria during the three months ended June 30, 2007 which resulted in an additional charge to income tax expense of approximately $0.5 million.
     The Company has herein restated its previously issued unaudited condensed consolidated financial statements as of and for the periods ended June 30, 2007, to reflect these adjustments. The effect of the above restatement impacted the Company’s consolidated financial statements for the year ended December 31, 2006, and the three month period ended March 31, 2007, which were restated in the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.
     The following table presents the impact of the adjustments on the previously-reported unaudited condensed consolidated balance sheet for the three and six-month period ended June 30, 2007 (in thousands):
Condensed Consolidated Balance Sheet

	For the period ended June 30, 2007
	As
	Previously	As
	Reported	Restated
Assets
Accounts receivable, net	$19,722	$21,322
Income taxes receivable	3,833	4,548
Deferred income taxes	1,294	—
Total current assets	217,893	218,914
Deferred income taxes	50	—
Total assets	265,474	266,445

Liabilities
Deferred tax liabilities	—	30
Total liabilities	24,404	24,434

Stockholders’ equity
Additional paid-in capital	261,169	261,425
Accumulated deficit	(19,952)	(19,267)
Total stockholders’ equity	241,070	242,011
Total liabilities and stockholders’ equity	265,474	266,445

     The following table presents the impact of the adjustments on the previously-reported unaudited condensed consolidated statements of operations for the three and six-month period ended June 30, 2007 (in thousands, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2007	2007	2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Revenues	$21,213	$21,436	$44,089	$44,789
Gross Margin	6,378	6,601	14,757	15,457
Operating expenses:
General and administrative	9,046	8,657	17,182	16,294
Total operating expenses	17,165	16,776	29,741	28,853
Operating loss	(10,787)	(10,175)	(14,984)	(13,396)
Other income (expense):
Interest expense	(855)	(821)	(1,440)	(1,394)
Total other expense	(282)	(248)	(778)	(732)
Loss before income taxes	(11,069)	(10,423)	(15,762)	(14,128)
Income tax expense (benefit)	(606)	221	(864)	421
Net loss	(10,463)	(10,644)	(14,898)	(14,549)
Net loss allocable to common stockholders	(10,463)	(10,644)	(14,898)	(14,549)
Net loss per weighted average share:
Basic	(0.23)	(0.23)	(0.44)	(0.43)
Diluted	(0.23)	(0.23)	(0.44)	(0.43)

Weighted average common shares — basic	45,702	45,791	33,794	33,871

Weighted average common shares — diluted	45,702	45,791	33,794	33,871
     For the three and six month periods ended June 30, 2006, respectively, the effects of the Company restating net income allocable to common shareholders in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, is presented below (in thousands, except per share data).

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2006	2006	2006
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Net loss allocable to common stockholders	$1,722	$1,417	$2,967	$2,455
Net loss per weighted average share:
Basic	0.05	0.04	0.09	0.07
Diluted	0.04	0.04	0.07	0.06
     The following table presents the impact of the adjustments on the previously-reported unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2007 (in thousands):

	For the
	Six Months Ended
	June 30,
	2007	2007
	(Unaudited)
	As
	Previously	As
	Reported	Restated
Net loss	$(14,898)	$(14,549)
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:
Share-based compensation	12,218	11,330
Deferred income tax benefit	(727)	580
Accretion of debt discount	470	424
Changes in operating assets and liabilities:
Accounts receivable	(4,943)	(5,643)
Income taxes receivable	(516)	(538)
     The following table presents the impact of the adjustments on the previously-reported consolidated balance sheet for the year ended December 31, 2006 (in thousands):
Consolidated Balance Sheet

	Year Ended December 31, 2006
	As
	Previously	As
	Reported	Restated
Assets
Accounts receivable, net	$16,626	$17,526
Income taxes receivable	3,317	2,980
Total current assets	30,927	31,490
Deferred income taxes	173	106
Total assets	73,928	74,424

Liabilities
Credit facilities, long-term portion, net	20,410	20,456
Deferred income taxes, long-term	—	—
Total liabilities	37,339	37,385

Stockholders’ equity
Additional paid-in capital	41,689	41,803
Accumulated deficit	(5,054)	(4,718)
Total stockholders’ equity	36,589	37,039
Total liabilities and stockholders’ equity	73,928	74,424
2. Organization and Summary of Significant Accounting Policies and Use of Estimates
Organization
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
Basis of Presentation
     The condensed restated consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed restated consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying interim condensed restated consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three months and six months ended June 30, 2007 (as restated) and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 (as restated) and 2006, are unaudited. The condensed consolidated balance sheet information as of December 31, 2006, is derived from the restated audited consolidated financial statements included in the Company’s Current Report on Form 8-K filed on October 29, 2007. The consolidated financial information contained on this Quarterly Report on Form 10-Q/A should be read in conjunction with the restated audited consolidated financial statements and related notes contained in the Current Report on Form 8-K dated October 29, 2007.
     The results of operations presented in this Quarterly Report on Form 10-Q/A are not necessarily indicative of the results that may be expected for future periods. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature that, are necessary in the opinion of management, to present fairly the results of all interim periods reported herein.
Revenue Recognition
     The Company recognizes service revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition , and the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.
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
     The Company recently entered into a multi-element arrangement to provide consulting services related to the development of a Custom CDN solution, the cross-license of certain technologies, including certain components of the Company’s CDN software and technology, and post-contract customer support (PCS) for both the custom CDN-solution and the software component (the “Multi-

Element Arrangement”). The agreement also contains a commitment by the customer to transmit a certain amount of traffic over the Company’s network during a 5 year period from commencement of the agreement or be subject to penalty payments.
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
5. Net Income (Loss) Per Share
     The Company follows EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Loss years are not impacted by this accounting requirement. Basic net income per share is then calculated by dividing income allocable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. EITF Issue No. 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock; therefore, the following net income (loss) per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent preferred stock is anti-dilutive, the Company calculates diluted net income per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and warrants using the treasury stock method.
     The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Numerator:
Net (loss) income	$(10,644)	$1,722	$(14,549)	$2,992
Less: Income allocable to preferred stockholders	—	(305)	—	(537)

Net income (loss) allocable to common stockholders	$(10,644)	$1,417	$(14,549)	$2,455

Denominator:
Weighted average common shares	45,791	31,648	33,871	33,418
Less: Weighted-average unvested common shares subject to repurchase	—	—	—	—

Denominator for basic net (loss) income per share	45,791	31,648	33,871	33,418
Dilutive effect of stock options and shares subject to repurchase	—	2,848	—	2,848
Dilutive effect of outstanding stock warrants	—	5,110	—	5,013

Denominator for diluted net (loss) income per share	45,791	39,606	33,871	41,279

Basic net (loss) income per share	$(0.23)	$0.04	$(0.43)	$0.07

Diluted net (loss) income per share	$(0.23)	$0.04	$(0.43)	$0.06

     At June 30, 2007 and 2006, approximately 8.9 million (restated) and 1.3 million, respectively, options to purchase common stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect.
6. Comprehensive Income (Loss)
The following table presents the calculation of comprehensive income and its components (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
Net (loss) income	$(10,644)	$1,722	$(14,549)	$2,992
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments	(31)	118	(116)	71

Other comprehensive (loss) income	(31)	118	(116)	71

Comprehensive (loss) income	$(10,675)	$1,840	$(14,656)	$3,063

For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2007	2006
Net unrealized loss on investments	$(229)	$(113)

Total accumulated other comprehensive income	$(229)	$(113)

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
8. Share-Based Compensation
     The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three and six month periods ended June 30, 2007 and 2006 in accordance with SFAS No. 123R (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
Share-based compensation expense by type of award:
Stock options	$5,503	$229	$9,663	$341
Restricted stock	756	—	1,667	—

Total share-based compensation expense	$6,259	$229	$11,330	$341

Effect of share-based compensation expense on income by line:
Cost of services	$346	$93	$588	$122
General and administrative expense	3,754	21	7,497	42
Sales and marketing expense	1,152	69	1,387	107
Research and development expense	1,007	46	1,858	70

Total cost related to share-based compensation expense	$6,259	$229	$11,330	$341

9. Related Party Transactions
     During the six months ended June 30, 2006 the company purchased $6.9 million of equipment from a supplier owned by one of its founders. As of December 31, 2006, the Company was informed by its founders that there was no longer an ownership interest in this entity. Revenue derived from related parties was less than 1% for the three and six month periods ended June 30, 2006 and June 30, 2007. Management believes that all of the Company’s related party transactions reflected arm’s length terms.
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
     During the three months ended June 30, 2007, the Company performed its assessment of the recoverability of deferred tax assets and determined that, in light of increased operating loss levels, its deferred tax assets relating to stock compensation no longer meet the “more likely than not” criteria. In accordance with SFAS No. 109, a charge to expense of approximately $0.5 million was recorded to fully reserve those deferred tax assets existing at December 31, 2006. In preparing its effective income tax rate for 2007, no benefit is being provided for temporary differences that increase deferred tax assets relating to stock-based compensation. Other deferred tax assets remain unreserved, as management believes they are likely to be recovered, given the existence of loss carryback refund availability and the effect of existing deferred tax liabilities.
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

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
Domestic Revenue	$18,319	$13,672	$38,578	$23,909
International Revenue	3,117	1,169	6,211	1,770

Total Revenue	$21,436	$14,841	$44,789	$25,679

     The following table sets forth long-lived assets by geographic area (in thousands).

	As of June 30,	As of December 31,
	2007	2006
Domestic long-lived assets	$44,072	$39,198
International long-lived assets	2,052	2,586

Total long-lived assets	$46,124	$41,784

13. Commitments and Contingencies
     The Company is involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006. The trial date for the case has recently been set for February 11, 2008. While the outcome of this claim cannot be predicted with certainty, management does not believe the outcome of this matter will have a material adverse effect on the Company’s business. However an unfavorable outcome could seriously impact the Company’s ability to conduct business which, in turn, would have a material adverse impact on the Company’s results of operations and financial position
     Beginning in August 2007, the Company, certain of its officers and directors, and the firms that served as the lead underwriters in its initial public offering have been named as defendants in several purported class action lawsuits filed in the U. S. District Courts for the District of Arizona and the Southern District of New York. The complaints assert causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring the Company’s common stock between June 8, 2007 and August 8, 2007. The complaints allege, among other things, that the Company omitted and/or misstated certain facts concerning the seasonality of its business and the degree to which the Company offers discounted services to its customers. Although the Company believes the individual defendants have meritorious defenses to the claims made in these complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits may have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not able at this time to estimate the range of potential loss nor does it believe that a loss is probable. Therefore, there is no provision for these lawsuits in the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and the restated audited consolidated financial statements and notes thereto for the year ended December 31, 2006, which were restated in a Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on October 29, 2007. This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of the Quarterly Report on Form 10-Q filed on August 14, 2007 and in our other SEC filings. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
     We primarily derive revenue from the sale of CDN services to our customers. These services include delivery of digital media, including video, music, games, software and social media. We generate revenue by charging customers on a per-gigabyte basis or on a variable basis based on peak delivery rate for a fixed period of time, as our services are used. We also derive some business from the sale of custom CDN services. These are generally limited to modifying our network to accommodate non standard content player software or to establish dedicated customer network components that reside both within our network or that operate within our customers’ networks.
Restatement of Previously Issued Financial Statements
     On October 11, 2007, we announced that we had determined a need to restate our previously filed financial statements. The restatement is the result of certain errors discovered as follows. In connection with a customer inquiry, we conducted an internal review of monthly customer billings for delivered services and discovered that one customer had been under-billed for CDN services for a 15-month period extending back to July 2006. The amended billings to this customer, which have since been collected, resulted in increased revenue of approximately $0.9 million related to the year ended December 31, 2006 and $0.5 million and $0.2 million related to the three months ended March 31, 2007 and June 30, 2007, respectively. When we report our third-quarter 2007 revenue, it will include approximately $0.1 million associated with this billing correction.
     During the course of implementing a stock option administration system, we determined we had incorrectly valued and accounted for stock-based compensation for certain stock option and restricted stock grants. The result of this error was to increase aggregate stock compensation expense by approximately $0.4 million and to change the periods in which the related expense will be recognized. Correcting these errors resulted in reducing previously reported stock-based compensation expense by approximately $0.4 million and $0.9 million for the three and six month periods ended June 30, 2007, respectively.
     We also became aware that we had previously reported net income allocable to common stockholders incorrectly. We had not computed net income allocable to common stockholders in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128. We made an error related to the computation of the preference dividend, which error favorably impacted the net income allocable to common stockholders. Further, an error in the computation of the hypothetical dividend adversely impacted the net income allocable to common stockholders. The result of these errors was a decrease of net income allocable to stockholders of $207,000 and $305,000 for the three month periods ended March 31, 2006 and June 30, 2006, respectively. Prior periods have been recomputed to reflect the two-class method, and future periods are not affected because all outstanding shares of preferred stock were converted to common stock on June 7, 2007 and are no longer outstanding.

     As a result of the errors in our previously filed financial statements, we determined that we had two material weaknesses in our internal controls. Specifically, the control environment in place was not sufficient to ensure that customer contract terms associated with contract amendments were correctly maintained within our customer billing system. Subsequently, we have modified our control environment to include reconciliation of monthly customer bookings to monthly revenue results along with a detailed review of monthly revenue by customer by senior management. We have also implemented periodic internal reviews of the customer billing system inputs. We feel that the combination of these enhancements along with existing internal controls concerning revenue recognition have strengthened our internal controls.
     In addition, our controls associated with the calculation of stock-based compensation expense under SFAS 123R were not sufficient to ensure that the calculations were accurate with respect to service and vesting periods. Previously, we were using a manual process to calculate stock-based compensation expense. During the third quarter of 2007, we engaged a third-party firm to administer our employee stock option plan. Associated with this change, we implemented the vendor’s automated stock administration system. We feel the implementation of this system coupled with the reconciliation of the input data to the original stock option and restricted stock agreements has improved the accuracy of the stock option and restricted stock data. Notwithstanding the initiation of these remediation actions, the identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented and in operation for a sufficient period of time to be evaluated.
     We have also made an adjustment to interest expense as it relates to the amortization of a debt discount relating to warrants issued to a bank under our equipment facility. The adjustment resulted in increasing previously reported interest expense by $46,000 related to the year ended December 31, 2006 and decreasing interest expense by $12,000 and $34,000 respectively, related to the three month periods ended March 31, 2007 and June 30, 2007.
     The tax effect of these adjustments, to the extent they had an income tax impact, was based upon the effective tax rate calculation performed using the estimated operating results at that time for the entire year adjusted for the impact of the restatement on the projection for the year. We also determined that our deferred tax assets related to stock-based compensation that existed at the beginning of the year no longer met the “more likely than not” recoverability criteria during the three months ended June 30, 2007, which resulted in an additional charge to income tax expense of approximately $0.5 million.
Overview of Operations
     The following table sets forth our historical operating results, as a percentage of revenue for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(Restated)		(Restated)
Revenues	100%	100%	100%	100%
Cost of revenue:
Cost of services	46	35	44	35
Depreciation — network	23	14	22	14
Total cost of revenue	69	49	66	49
Gross Margin	31	51	34	51
Operating expenses:
General and administrative	40	15	36	15
Sales and marketing	30	10	21	10
Research and development	7	3	6	3
Depreciation and amortization	1	—	1	—
Total operating expenses	78	28	64	28
Operating (loss) income	(47)	23	(30)	23
Other income (expense):
Interest expense	(4)	(4)	(3)	(4)
Interest income	3	—	1	—
Other income (expense), net	—	—	—	—
Total other income (expense)	(1)	(3)	(2)	(4)
Income (loss) before income taxes	(48)	19	(32)	19
Income tax (benefit) expense	1	8	1	8
Net (loss) income	(50)%	11%	(32)%	12%

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
     Historically, we have derived a small portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the three and six month periods ended June 30, 2007, revenue derived from customers outside the United States accounted for 14.5% and 13.9% respectively, of our total revenue, of which nearly all was derived from operations in Europe. We expect foreign revenue as a percentage of our total revenues to increase as a percentage of revenue for the remainder of 2007. Our international business is managed as a single geographic segment, and we report our financial results on this basis.
     During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2006, revenue generated from sales to our top 10 customers, in terms of revenue, accounted for approximately 54% of our total revenue. One of these top 10 customers, CDN Consulting, which acted as a reseller of our services primarily to MySpace.com, represented approximately 21% of our total revenue for that period. At the end of 2006, MySpace became a direct customer of ours. During the six month period ended June 30, 2007, sales to the reseller CDN Consulting were less than 2% of revenue after this change. In the quarter ended June 30, 2007, sales to MySpace declined to approximately 2% of our revenue. For the three and six month periods ended June 30, 2007, our top 10 customers, in terms of revenue, accounted for approximately 39% and 45% respectively, of our total revenue. For the three and six month periods ended June 30, 2007, we did not have any major customer for which revenue on a GAAP basis exceeded 10% of total revenue. For the three and six month periods ended June 30, 2007, we had one major customer for which revenue alone did not exceed 10%, but when combined with billings that were deferred and recognized as revenue exceeded 10% of total revenue. For the quarter ended June 30, 2007, we had $3.4 million of deferred revenue associated with a multi-element arrangement from this customer. We will recognize $2.6 million of the deferred revenue during the quarter ending September 30, 2007. The remaining $0.8 million will be amortized ratably over a 44 month period starting in July 2007. Recognized and deferred revenue for the three and six month periods ended June 30, 2007 from this customer accounted for approximately 14% and 12%, respectively, for this Non-GAAP measure. We anticipate customer concentration levels will decline compared to prior years as our customer base continues to grow and diversify. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to direct and reseller customers accounted for approximately 79% and 21% of our revenue in 2006 and approximately 99% and 1% respectively, during the six month periods ended June 30, 2007. This significant reduction in the percentage of reseller revenue to total revenue is primarily the result of MySpace becoming a direct customer of ours in 2007.
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
     Capital expenditures prior to January 2007, involved related party transactions, in which we expended an aggregate of $2.1 million, $7.4 million and $29.9 million on server hardware in 2004, 2005 and 2006, respectively, from a supplier owned by one of our founders. As of December 31, 2006, we were informed by this founder that there is no longer an ownership interest in this entity. In other transactions unrelated to this supplier relationship, we have also generated revenue from certain customers that are entities related to certain of our founders. The aggregate amounts of revenue derived from these related party transactions were $0.2 million, $0.2 million and $0.3 million in 2004, 2005 and 2006, respectively. Revenue derived from related parties was less than 1% for each of the six-month periods ended June 30, 2006 and June 30, 2007. We believe that all of our related party transactions reflected arm’s length terms.
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
     We were profitable during the six month period ended June 30, 2006 and unprofitable for the six month period ended June 30, 2007; primarily due to an increase in our share-based compensation expense, which increased from $0.3 million for the six month period ended June 30, 2006, to $11.3 million (restated) for the six month period ended June 30, 2007. Also, litigation expenses increased to $2.5 million for the six month period ended June 30, 2007 compared to expenses of $0 for the six months ended June 30, 2006. Further the requirement to defer $3.4 million of revenue from a large customer during the quarter ended June 30, 2007 offset by the deferral of $0.9 million in related costs further impacted our profitability. The significant increase in share-based compensation expense and litigation expense reflects an increase in the level of option and restricted stock grants coupled with a significant increase in the fair market value per share at the date of grant and the cost of litigation which commenced in July 2006. The deferral of revenue and related costs from one large customer reflects the impact of the accounting for a multi-element arrangement.
Our future results will be affected by many factors identified in the section captioned “Risk Factors,” in our Quarterly Report on Form 10-Q filed on August 14, 2007, including our ability to:
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
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim periods These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable reserves, income and other taxes, stock-based compensation and equipment and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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
     We also sell services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. We record revenue under these agreements on a net or gross basis depending upon the terms of the arrangement in accordance with EITF 99-19, Recording Revenue Gross as a Principal Versus Net as an Agent. We typically record revenue on a gross basis when we have risk of loss, latitude in establishing price and credit risk and when we are the primary obligor in the arrangement.
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
     We recognize expense using the straight-line attribution method. We recorded share-based compensation expense related to stock options and restricted stock under the fair value requirements of SFAS No. 123R during the three month period ended June 30, 2007 and 2006 of approximately $6.3 million (restated) and $0.2 million, respectively. For the six month period ended June 30, 2007 and

2006 we recorded share-based compensation expense related to stock options and restricted stock under the fair value requirements of SFAS No. 123R of approximately $11.3 million (restated) and $0.3 million, respectively. Unrecognized share-based compensation expense totaled $55.9 million at June 30, 2007, of which we expect to recognize over a weighted average period of 3.6 years (restated). We expect to amortize $8.4 million (restated) over the final two quarters of 2007, $15.9 million (restated) in 2008 and the remainder thereafter based upon the scheduled vesting of the options outstanding at that time. Of these charges, approximately $4.4 million in 2006 and $5.0 million in 2007 relate to options granted to our four founders in connection with our Series B preferred stock financing in July 2006. We expect our share-based payments expense to decrease in the remainder of 2007 and potentially to increase thereafter as we grant additional stock options and restricted stock awards.

Results of Operations
Revenue

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
		(in thousands)				(in thousands)
	(Restated)		(Restated)	(Restated)	(Restated)		(Restated)	(Restated)
Revenue	$21,436	$14,841	$6,595	44%	$44,789	$25,679	$19,110	74%
Revenue increased 44%, (restated) or $6.6 million (restated), to $21.4 million (restated) for the three months ended June 30, 2007 as compared to $14.8 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, total revenues increased 74%, (restated) or $19.1 million, (restated) to $44.8 million (restated) as compared to $25.7 million for the six months ended June 30, 2006. The increase in revenue for the three months ended June 30, 2007 as compared to the same period in the prior year was primarily attributable to an increase in our recurring CDN service revenue of $6.5 million (restated). The increase in CDN service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic and additional services sold to new and existing customers. The increase in revenue for the six months ended June 30, 2007 as compared to the same period in the prior year was primarily attributable to an increase in our recurring CDN service revenue of $19.0 million (restated). As of June 30, 2007, we had 876 customers under recurring CDN service revenue contracts as compared to 523 as of June 30, 2006. During the quarter ended June 30, 2007, we deferred ongoing CDN services to one customer totaling $2.6 million and custom CDN service revenue totaling $0.8 million, as the amounts where part of a multi-element arrangement for which customer acceptance of a software element of the arrangement did not occur until July 27, 2007. Entering into the multi-element arrange with this customer changed the way we accounted for revenue earned from this customer during the quarter ended June 30, 2007. The entire $2.6 million of ongoing CDN service revenue will be recognized during the quarter ending September 30, 2007. The custom CDN services revenue deferred will be amortized ratably over a 44 month period starting in July 2007.
     For the three months ended June 30, 2007 and 2006, 14.5% (restated) and 8%, respectively, of our CDN services revenues were derived from our operations located outside of the United States, primarily from Europe. For the six months ended June 30, 2007 and 2006, 13.9% (restated) and 7%, respectively, of our total revenues were derived from our operations located outside of the United States, primarily from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods.
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
General and Administrative

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
	(in thousands)				(in thousands)
	(Restated)		(Restated)	(Restated)	(Restated)		(Restated)	(Restated)
General and administrative	$8,657	$2,231	$6,426	288%	$16,294	$3,802	$12,492	329%
General and administrative expenses consist primarily of the following components:
•	payroll, share-based compensation and other related costs, including related expenses for executive, finance, business applications, internal network management, human resources and other administrative personnel;

•	fees for professional services;

•	rent and other facility-related expenditures for leased properties.

•	depreciation of property and equipment we use internally;

•	the provision for doubtful accounts; and

•	non-income related taxes;
General and administrative expenses increased 288%, (restated) or $6.4 million, (restated) to $8.7 million (restated) for the three months ended June 30, 2007 as compared to $2.2 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, general and administrative expenses increased 329%, (restated) or $12.5 million, (restated) to $16.3 million (restated) as compared to $3.8 million for the six months ended June 30, 2006. The increase in general and administrative expenses for the three months and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 was primarily due to an increase of $3.8 million (restated) and $7.5 million, (restated) respectively, in share-based compensation expense, an increase of $1.8 million and $2.8 million, respectively, in professional fees and legal expenses related to our litigation with Akamai and MIT, including $1.6 million and $2.5 million, respectively, which is reimbursable to us from an escrow fund established in connection with our 2006 stock repurchase, an increase of zero and $0.3 million, respectively, in payroll and related employee costs as a result of increased staffing, an increase of $0.4 million and $0.5 million, respectively, in bad debt expense and an increase in other expenses of $0.5 million and $1.4 million, respectively. Other expenses include such items as rent, utilities, telephone, insurance, travel and travel-related expenses, fees and licenses and property taxes.
     General and administrative expense was composed of the following (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
Share-based compensation	$3.8	$—	$7.5	$—
Professional fees and legal expenses	1.9	0.1	2.9	0.1
Payroll and related employee costs	1.1	1.1	2.2	1.9
Bad debt expense	0.5	0.1	0.8	0.3
Other expenses	1.4	0.9	2.9	1.5

Total general and administrative	$8.7	$2.2	$16.3	$3.8

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

Interest Expense

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
		(in thousands)				(in thousands)
	(Restated)		(Restated)	(Restated)	(Restated)		(Restated)	(Restated)
Interest expense	$821	$519	$302	58%	$1,394	$1,024	$370	36%
Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs.
Interest expense increased 58%, (restated) or $0.3 million to $0.8 million (restated) for the three months ended June 30, 2007, as compared to $0.5 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, interest expense increased 36%, (restated) or $0.4 million, to $1.4 million, as compared to $1.0 million for the six months ended June 30, 2006. The increase in interest expense in the three and six month periods ended June 30, 2007 as compared to the three and six month periods ended June 30, 2006 was primarily due to the recognition of expense of approximately $0.4 million (restated) for the three and six month periods, respectively, of deferred financing fees resulting from the payment of our Equipment Facility, and an increase in borrowings, primarily to fund equipment purchases to build out our network. On June 14, 2007, proceeds from our initial public offering were used to pay in full the outstanding principal balance of our equipment financing facility. As of June 30, 2007, we had no outstanding balances due on any of our credit facilities. We do not expect to have any interest expense for the remainder of 2007.
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
Income Tax Expense (Benefit)

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
		(in thousands)				(in thousands)
	(Restated)		(Restated)	(Restated)	(Restated)		(Restated)	(Restated)
Income tax expense (benefit)	$221	$1,125	$(904)	(80)%	$421	$1,954	$(1,533)	(78)%
We had income tax expense during the three and six month periods ended June 30, 2007 of 2.0% and 3.0%, respectively, of our loss before taxes of $10.4 million (restated) and $14.1 million (restated), respectively, which was lower than our statutory income tax rate due primarily to the effect of non-deductible stock compensation expenses, and during the three and six month periods ended June 30, 2007, also due to a $0.5 million provision for certain stock compensation deferred tax assets that no longer met the recoverability criteria of SFAS No. 109. The three and six months ended June 30, 2006 had effective rates of 39.5% and 39.5%, respectively which approximated our expected federal and state tax rate of 40% since the non-deductible stock compensation expense was not significant in the periods. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
In 2006 (principally in the last six months of the year) and for the first six months of 2007, approximately $7.6 million and $7.7 million (restated) of share-based compensation expense was not deductible for tax purposes by us, as certain executives and other employees made tax elections which established tax bases in these awards granted at lower than the fair value recognized within the financial statements. This permanent difference was material to our pre-tax net loss of $14.1 million (restated) for the first six months of 2007. The current unvested awards are expected to generate permanent differences of $1.3 million (restated) for the six months ended December 31, 2007 and $2.4 million, $2.4 million and $2.0 million for 2008, 2009 and 2010, respectively, based upon the unvested portion of the equity awards outstanding at June 30, 2007 and the anticipated vesting at the time.
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
Operating Activities
     Net cash provided by operating activities increased $1.1 million to $5.8 million for the six months ended June 30, 2007, compared to $4.7 million for the six months ended June 30, 2006. The increase in cash provided by operating activities for the six month period ended June 30, 2007 was primarily due to the net loss incurred during the six months ended June 30, 2007, offset by increases in non-cash charges of depreciation and amortization, stock-based compensation and accounts receivable charges, and changes in working capital as a result of a increase in accounts receivable, prepaid expenses and other current assets, accounts payable and deferred revenue and other current liabilities.
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
Investing Activities
     Cash used in investing activities increased $26.7 million to $37.1 million for the six months ended June 30, 2007, compared to $10.4 million for the six months ended June 30, 2006. Cash used in investing represented cash invested in short-term marketable securities from the proceeds of our IPO and capital expenditures primarily for computer equipment associated with the build-out and expansion of our content delivery network.
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
     In connection with our Series B preferred stock financing in July 2006, an escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing and to fund 50% of the ongoing monthly expenses associated with the Akamai litigation. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. During the six month period ended June 30, 2007, we received reimbursements from this escrow of approximately $2.4 million. At June 30, 2007, the balance outstanding in the escrow was $3.3 million. We expect to draw an additional $1.5 million to $2.5 million from this escrow during the remainder of 2007.
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
Litigation
     We are involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006. The trial date for the case has recently been set for February 11, 2008. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome of this matter will have a material adverse effect on our business. However an unfavorable outcome could seriously impact our ability to conduct our business which, in turn, would have a material adverse impact on our results of operations and financial position.
     Beginning in August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. The complaints assert causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock between June 8, 2007 and August 8, 2007. The complaints allege, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the degree to which we offer discounted services to our customers. Although we believe that we and the individual defendants have meritorious defenses to the claims made in these complaints and we intend to contest the lawsuits vigorously, an adverse resolution of the lawsuits may have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved.
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
Reconciling items to GAAP revenue to arrive on non-GAAP revenue represents the difference between the determined value of services delivered which are different from the corresponding revenue recognized for each respective period.
Reconciliation of GAAP Revenue to Non-GAAP Revenue
(In thousands)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,	March 31,	June 30,	March 31,	June 30,	June 30,
	2007	2007	2006	2006	2007	2006
	(Restated)	(Restated)			(Restated)
GAAP Revenue	$21,436	$23,353	$14,841	$10,838	$44,789	$25,679

Deferred Traffic Revenue	2,645	—	—	—	2,645	—
Deferred Custom CDN Services Revenue	820	—	—	—	820	—

Non-GAAP Revenue	$24,901	$23,353	$14,841	$10,838	$48,254	$25,679

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,	March 31,	June 30,	March 31,	June 30,	June 30,
	2007	2007	2006	2006	2007	2006
	(Restated)	(Restated)			(Restated)
GAAP net income (loss)	$(10,644)	$(3,905)	$1,722	$1,270	$(14,549)	$2,992

Share-based compensation	6,259	5,071	229	112	11,330	341
Litigation expenses	1,636	885	—	—	2,521	—
Deferred revenue	3,465	—	—	—	3,465	—
Deferred cost of traffic and services	(935)	—	—	—	(935)	—

Non-GAAP net income	$(219)	$2,051	$1,951	$1,382	$1,832	$3,333

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(In thousands, except per share data)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,	March 31,	June 30,	March 31,	June 30,	June 30,
	2007	2007	2006	2006	2007	2006
	(Restated)	(Restated)			(Restated)
GAAP net income (loss)	$(10,644)	$(3,905)	$1,722	$1,270	$(14,549)	$2,992

Add: depreciation and amortization	5,194	4,825	2,079	1,501	10,019	3,580
Add: interest expense	821	573	519	505	1,394	1,024
Less: interest income	(573)	(89)	—	—	(662)	—
Plus (less) income tax expense (benefit)	221	200	1,125	829	421	1,954

EBITDA	$(4,981)	$1,604	$5,445	$4,105	$(3,377)	$9,550

Add: share-based compensation	6,259	5,071	229	112	11,330	341

Add: litigation expenses recoverable from escrow (1)	818	442	—	—	1,260	—
Add: deferred traffic and services revenue	3,465	—	—	—	3,465	—
Less: deferred traffic and service costs	(935)	—	—	—	(935)	—

Adjusted EBITDA	$4,626	$7,117	$5,674	$4,217	$11,743	$9,891

(1)	During 2006, we repurchased stock in a transaction with a total value of $102.1 million. Selling stockholders agreed to hold $10.1 million of the proceeds to offset specific claims for reimbursement associated with the Akamai lawsuit and other undisclosed obligations that may arise. For the three month periods ended June 30, 2007 and 2006, we had $0.8 million and $ -0- million, respectively, of litigation costs subject to reimbursement from this escrow. For the six month periods ended June 30, 2007 and 2006, we had $1.3 million and $ -0- million, respectively, of litigation costs subject to reimbursement from this escrow.

Item 4. Controls and Procedures
          We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in SEC Rule 13a-15(e). We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          During our third quarter ended September 30, 2007 we were notified by a customer of a billing error. In response, we conducted an internal review of customer contracts and billings. We also implemented a stock administration system during the quarter. In performing the above, we identified material weaknesses in our system of internal controls over the revenue recognition and stock-based compensation processes that required us to restate our previously reported consolidated financial statements for the three and nine months ended September 30, 2006, the three months and year ended December 31, 2006, the three month period ended March 31, 2007 and the three and six month periods ended June 30, 2007. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Information with respect to the material weaknesses is as follows:
•	In conjunction with a customer inquiry, we conducted an internal review of customer billing files covering a significant portion of our monthly billings for the current period. During this review, we identified one customer that had been under-billed for CDN services delivered. Further review revealed that the billing error had begun in July 2006. These procedures revealed that during our quarter ended September 30, 2006, we did not have sufficient internal controls in place to ensure that customer contract amendments were properly maintained within our customer billing system. This deficiency resulted in our incorrectly updating our customer billing system for contract amendments associated with one customer in July and August 2006. Further, our internal control procedures were not adequate to identify this ongoing customer billing error, which continued until September 2007. The error resulted in our under-billing the customer by $1.6 million, which has since been billed to and collected from the customer. As a result of correcting these errors, revenue increased for each of the 3 months ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007 by $0.4 million, $0.5 million, $0.5 million and $0.2 million, respectively.

•	During the third quarter ended September 30, 2007, we engaged a third party stock administration firm to administer our employee stock option program. In connection with converting from our previous manual process to an automated computation, we determined that there were errors in the original manual calculation of stock-based compensation under SFAS No. 123R. Specifically, assumptions input for certain stock option and restricted stock grants were in error primarily related to the service period assumption, which affects not only the valuation of the stock options but also the period over which the stock options and restricted stock is recognized. As a result of correcting these errors, stock-based compensation expense increased by $0.1 million for the year ended December 31, 2006, and decreased by $0.5 million and $0.4 million for the three month periods ended March 31, 2007 and June 30, 2007, respectively.
          Since the date of discovery of these material weaknesses and through the date of this Form 10-Q/A, we have taken steps which we feel have strengthened our internal controls, including the following actions:
•	We have implemented a reconciliation of monthly customer bookings to monthly revenue results. We have established a process of senior management review of revenue by customer on a monthly basis. Further, we have implemented a practice of periodic reviews of customer information in our billing system to customer contract files. Additionally, we completed a reconciliation of the customer billing file to the customer contract file covering a significant portion of our monthly customer billings. No additional material errors were found during this review.

•	Previously, we had relied on a manual system to calculate our stock-based compensation expense. During the third quarter which ended September 30, 2007, we engaged a third party company specializing in stock option administration to take over the administration of our stock option and restricted stock plan. In conjunction with this change, we implemented the vendor’s automated stock option and restricted stock accounting system. We feel the implementation of this system coupled with the reconciliation of the input data to the original employee option and restricted stock agreements has improved the accuracy of the stock option and restricted stock data. Notwithstanding the initiation of these remediation actions, the identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented and in operation for a sufficient period of time to be evaluated.

•	Additionally, we have recently engaged an international accounting firm to commence a review of our overall control environment and assist us in our preparation for compliance under Section 404 of the Sarbanes-Oxley Act.
          Furthermore, SEC rules require that, as a publicly-traded company, we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual periods. Commencing with our year ending December 31, 2008, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required under Section 404 of the Sarbanes-Oxley Act. We may experience difficulty in meeting these reporting requirements in a timely manner, particularly if a material weakness or significant deficiencies persist. Even if we are able to report our financial statements accurately and timely, if we do not make all the necessary improvements to address the material weaknesses, continued disclosure of our material weaknesses will be required in future filings with the SEC.

          The actions we have taken to remediate these material weaknesses are subject to continued management review supported by confirmation and testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. See the Risk Factor entitled “If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors view of us” in our Quarterly Report on Form 10-Q filed on August 14, 2007.
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Exhibit Description
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.
Date: October 29, 2007	By:	/s/ Matthew Hale
Matthew Hale
Chief Financial Officer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.