Form 10-Q
period 2007-09-30
Limelight Networks, Inc.
filed 2007-11-14
CIK 1391127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of November 09, 2007: 82,058,952 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,750	$7,611
Marketable securities	65,370	—
Accounts receivable, net of reserves of $2,354 at September 30, 2007 and $1,204 at December 31, 2006, respectively	18,431	17,526
Income taxes receivable	4,136	2,980
Deferred income taxes	—	362
Prepaid expenses and other current assets	5,506	3,011

Total current assets	222,193	31,490
Property and equipment, net	47,544	41,784
Marketable securities, less current portion	32	285
Deferred income taxes	259	106
Other assets	1,495	759

Total assets	$271,523	$74,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,805	$6,419
Accounts payable, related parties	17	781
Deferred revenue, current portion	431	197
Credit facilities, current portion	—	2,938
Capital lease obligations, current portion	—	245
Deferred income taxes, current portion	33	—
Other current liabilities	13,748	6,314

Total current liabilities	16,034	16,894
Deferred revenue, less current portion	11,860	—
Credit facilities, less current portion (net of discount of $-0- and $424 at September 30, 2007 and December 31, 2006, respectively)	—	20,456
Capital lease obligations, less current portion	—	5
Deferred income taxes, less current portion	30	—
Other long-term liabilities	30	30

Total liabilities	27,954	37,385

Commitments and contingencies	—	—
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 6,921 shares authorized; 0 and 5,070 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively, (liquidation preference: $733 at December 31, 2006)	—	5
Series B convertible preferred stock, $0.001 par value; 43,050 shares authorized; 0 and 39,870 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively, (liquidation preference: $260,000 at December 31, 2006)	—	40
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 and 120,150 shares authorized at September 30, 2007 and December 31, 2006, respectively; 82,056 and 21,832 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	82	22
Additional paid-in capital	266,102	41,803
Accumulated other comprehensive loss	(222)	(113)
Accumulated deficit	(22,393)	(4,718)

Total stockholders’ equity	243,569	37,039

Total liabilities and stockholders’ equity	$271,523	$74,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the		For the
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$29,190	$17,454	$73,979	$43,133

Cost of revenue:
Cost of services	12,171	7,300	31,796	16,338
Depreciation — network	5,602	2,900	15,310	6,408

Total cost of revenue	17,773	10,200	47,106	22,746

Gross Margin	11,417	7,254	26,873	20,387
Operating expenses:
General and administrative	7,849	4,616	24,144	8,418
Sales and marketing	7,421	1,860	16,843	4,391
Research and development	1,294	1,193	4,119	1,951
Depreciation and amortization	268	63	579	135

Total operating expenses	16,832	7,732	45,685	14,895

Operating (loss) income	(5,415)	(478)	(18,812)	5,492
Other income (expense):
Interest expense	(18)	(373)	(1,412)	(1,397)
Interest income	2,456	79	3,118	79
Other income	33	70	33	70

Total other income (expense)	2,471	(224)	1,739	(1,248)

(Loss) income before income taxes	(2,944)	(702)	(17,073)	4,244
Income tax expense	181	688	602	2,642

Net (loss) income	$(3,125)	$(1,390)	$(17,675)	$1,602

Net (loss) income allocable to common stockholders	$(3,125)	$(1,390)	$(17,675)	$1,065

Net (loss) income per weighted average share:
Basic	$(0.04)	$(0.09)	$(0.35)	$0.04

Diluted	$(0.04)	$(0.09)	$(0.35)	$0.03

Shares used in per weighted average share calculations:
Basic	82,045	15,670	49,929	27,502
Diluted	82,045	15,670	49,929	34,136
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Nine months Ended
	September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(17,675)	$1,602
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,889	6,543
Share-based compensation	15,285	3,393
Deferred income tax expense	286	(1)
Accounts receivable charges	3,536	419
Accretion of debt discount	424	69
Accretion of marketable securities	(277)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,441)	(8,102)
Prepaid expenses and other current assets	(2,495)	(1,572)
Income taxes receivable	(126)	144
Other assets	(698)	(261)
Accounts payable	(5,595)	9,799
Accounts payable, related parties	(781)	(362)
Deferred revenue and other current liabilities	20,138	2,805

Net cash provided by operating activities	23,470	14,476

Cash flows from investing activities:
Purchase of marketable securities	(72,001)	—
Sale of marketable securities	7,000	—
Purchases of property and equipment	(20,650)	(27,327)

Net cash used in investing activities	(85,651)	(27,327)

Cash flows from financing activities:
Borrowings on credit facilities	—	9,055
Payments on credit facilities	(23,818)	(11,933)
Borrowings on line of credit	1,500	—
Payments on line of credit	(1,500)	(1,000)
Payments on capital lease obligations	(250)	(171)
Payments on notes payable — related parties	—	(195)
Escrow funds returned from share repurchase	3,418	412
Tax benefit from share-based compensation	23	—
Proceeds from exercise of stock options	35	1,886
Net proceeds from preferred stock issuance	—	126,423
Repurchase of common stock	—	(102,121)
Proceeds from initial public offering, net of issuance costs	203,912	—

Net cash provided by financing activities	183,320	22,356

Net increase in cash and cash equivalents	121,139	9,505
Cash and cash equivalents at beginning of period	7,611	1,536

Cash and cash equivalents at end of period	$128,750	$11,041

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,020	$1,023

Cash paid for income taxes	$360	$3,720

Property and equipment purchases remaining in accounts payable	$998	$4,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
     Limelight Networks, Inc. (the Company) is a provider of high-performance content delivery network (CDN) services. The Company delivers content for traditional and emerging media companies, or content providers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries. The Company was formed in June 2001 as an Arizona limited liability company, Limelight Networks, LLC, and converted into a Delaware corporation, Limelight Networks, Inc., in August 2003. The Company has operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. The Company began international operations in 2004.
2. Summary of Significant Accounting Policies and Use of Estimates
Basis of Presentation
     The condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying interim condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, are unaudited. The condensed consolidated balance sheet information as of December 31, 2006 is derived from the audited consolidated financial statements which were restated in a Current Report on Form 8-K filed with the SEC on October 29, 2007. The consolidated financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Current Report on From 8-K filed on October 29, 2007.
     The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any future periods. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary, in the opinion of management, to present fairly the results of all interim periods reported herein.
Revenue Recognition
     The Company recognizes service revenues in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, and the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.
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
     The Company primarily derives revenue from the sale of content delivery network services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly level of usage on a calendar month basis and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, the Company recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of the Company’s services exceed the monthly minimum, the Company recognizes revenue for such excess in the period of the usage. The Company typically charges the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. The Company also derives revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.
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
     The Company has entered a multi-element arrangement which includes a significant software component. In accounting for such an arrangement the Company applies the provisions of Statement of Position, 97-2, (SOP 97-2) Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the receivable is probable. If a software license contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE cannot be established for all elements to be delivered, the Company defers all amounts received under the arrangement and does not begin to recognize revenue until the delivery of the last element of the contract has started. Subsequent to commencement of delivery of the last element, the Company commences revenue recognition. Amounts to be received under the contract are then included in the amortizable base and then recognized as revenue ratably over the remaining term of the arrangement until the Company has delivered all elements and has no additional performance obligations.
     The Company recently entered into a multi-element arrangement to provide consulting services related to the development of a custom CDN solution, the cross-license of certain technologies, including certain components of the Company’s CDN software and technology, and post-contract customer support (PCS) for both the custom CDN solution and the software component (the Multi-Element Arrangement). The agreement also contains a commitment by the customer to transmit a certain amount of traffic over the Company’s network during a five-year period from commencement of the agreement or be subject to penalty payments.
     The Company does not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as it has not licensed the intellectual property and software components, nor PCS separately. Accordingly the Company will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by paragraph 12 of SOP 97-2. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS has commenced. Concurrently with the signing of the Multi-Element Arrangement, the Company also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. The Company will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, the Company has attributed revenue for the service as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, the Company will record revenue on a monthly basis in an amount based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, the Company deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. For the three-month period ended June 30, 2007, the Company had a deferred revenue balance of $3.4 million related to the Multi-Element Arrangement and related deferred direct costs of $0.9 million. During the three months ended September 30, 2007, the Company recognized approximately $2.7 million in revenue and approximately $0.7 million in costs of revenue. As of September 30, 2007, the Company had deferred revenue related to the Multi-Element Arrangement of $2.3 million, which is expected to be recognized ratably over the remaining original 44-month period commencing in July 2007 and had related deferred costs of $0.2 million.
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
     From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, website, print and signage. The Company recorded barter revenue and expense of approximately $196,000 and $164,000, for the three-month periods ended September 30, 2007 and 2006, and approximately $648,000 and $456,000 for the nine-month periods ended September 30, 2007, and 2006, respectively.
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

Investments in Marketable Securities
     The Company accounts for its investments in equity securities under FASB’s Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and would be reported in the statements of operations. To date, there have been no such realized losses.
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
     The following is a summary of available-for-sale securities at September 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency bonds	$16,945	$43	$—	$16,988
Commercial paper	28,967	2	(10)	28,959
Corporate notes and bonds	19,366	64	(7)	19,423

Total available-for-sale debt securities	65,278	109	(17)	65,370
Publicly traded common stock	472	—	(440)	32

Total available-for-sale securities	$65,750	$109	$(457)	$65,402

     Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.
     The amortized cost and estimated fair value of the available-for-sale debt securities at September 30, 2007, by maturity, are shown below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Due in one year or less	$46,300	$22	$(17)	$46,305
Due after one year and through five years	18,978	87	—	19,065
Due after five years and through ten years	—	—	—	—
Due after ten years	—	—	—	—

	$65,278	$109	$(17)	$65,370

     During the three and six month periods ended September 30, 2007, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.
3. Other Current Liabilities
     Other current liabilities consist of the following (in thousands)

	As of	As of
	September 30,	December 31,
	2007	2006
Accrued cost of revenue	$3,076	$845
Accrued compensation and benefits	1,767	675
Non-income taxes payable	4,101	3,549
Proceeds from early exercise of stock options	—	610
Accrued purchases of property and equipment	1,071	—
Other accrued expenses	3,733	635

Total other current liabilities	$13,748	$6,314

4. Initial Public Offering (IPO)
     On June 8, 2007, the Company completed an initial public offering of its common stock in which the Company sold and issued

14,900,000 shares of its common stock and selling stockholders sold 3,500,000 shares of the Company’s common stock, in each case at a price to the public of $15.00 per share. The common shares began trading on the NASDAQ Global Market on June 8, 2007. The Company raised a total of $223.5 million in gross proceeds from the IPO, or approximately $203.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $15.6 million and other offering costs of approximately $4.0 million. On June 14, 2007, approximately $23.8 million of the net proceeds were used to repay in full the outstanding balance of the Company’s equipment financing facility.
5. Net Income (Loss) Per Share
     The Company follows EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Loss years are not impacted by this accounting requirement. Basic net income per share is then calculated by dividing income allocable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. EITF Issue No. 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock; therefore, the following net income (loss) per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent preferred stock is antidilutive, the Company calculates diluted net income per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and warrants using the treasury stock method.
     The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(3,125)	$(1,390)	$(17,675)	$1,602
Less: Income allocable to preferred stockholders	—	—	—	(537)

Net income (loss) allocable to common stockholders	$(3,125)	$(1,390)	$(17,675)	$1,065

Denominator:
Weighted average common shares	82,045	15,670	49,929	27,502
Less: Weighted-average unvested common shares subject to repurchase	—	—	—	—

Denominator for basic net (loss) income per share	82,045	15,670	49,929	27,502
Dilutive effect of stock options and shares subject to repurchase	—	—	—	3,261
Dilutive effect of outstanding stock warrants	—	—	—	3,373

Denominator for diluted net (loss) income per share	82,045	15,670	49,929	34,136

Basic net (loss) income per share	$(0.04)	$(0.09)	$(0.35)	$0.04

Diluted net (loss) income per share	$(0.04)	$(0.09)	$(0.35)	$0.03

For the three-month periods ended September 30, 2007 and 2006, options to purchase approximately 8.7 million and 4.1 million, respectively, shares of common stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect. For the nine-month periods ended September 30, 2007 and 2006, options to purchase approximately 8.7 million and 68,000, respectively, shares of common stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect.
6. Comprehensive Income (Loss)
The following table presents the calculation of comprehensive income and its components (in thousands):

	For the		For the
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) income	$(3,125)	$(1,390)	$(17,675)	$1,602
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments	8	47	(109)	118

Other comprehensive (loss) income	8	47	(109)	118

Comprehensive (loss) income	$(3,117)	$1,343	$(17,784)	$1,720

For the periods presented, accumulated other comprehensive loss consisted of (in thousands):

	As of	As of
	September 30,	December 31,
	2007	2006
Net unrealized loss on investments, net of tax	$(222)	$(113)

Total accumulated other comprehensive loss	$(222)	$(113)

7. Stockholders’ Equity
Stock Split
     On May 14, 2007, the Company effected a 3-for-2 forward stock split of its outstanding capital stock. All share and per-share data have been restated to reflect this stock split.
Conversion of Preferred Stock
     On June 14, 2007, upon the closing of the Company’s IPO, all outstanding shares of the Company’s Series A and Series B Convertible Preferred Stock automatically converted into 44,940,261 shares of common stock on a 1-for-1 share basis.
Common Stock
     The Board of Directors has authorized 150,000,000 and 120,150,000 shares of $0.001 par value Common Stock at September 30, 2007 and December 31, 2006, respectively.
Preferred Stock
     On June 13, 2007, the Company amended its certificate of incorporation to authorize the issuance of up to 7,500,000 shares of preferred stock. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the Board of Directors. As of September 30, 2007, the Board of Directors had not adopted any resolutions for the issuance of preferred stock.
8. Share-Based Compensation
     The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three-and six-month periods ended September 30, 2007 and 2006 in accordance with SFAS No. 123R (in thousands):

	For the		For the
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Share-based compensation expense by type of award:
Stock options	$3,181	$3,052	$12,844	$3,393
Restricted stock	774	—	2,441	—

Total share-based compensation expense	$3,955	$3,052	$15,285	$3,393

Effect of share-based compensation expense on income by line:
Cost of services	$422	$136	$1,010	$258
General and administrative expense	1,702	2,097	9,199	2,139
Sales and marketing expense	1,289	84	2,676	191
Research and development expense	542	735	2,400	805

Total cost related to share-based compensation expense	$3,955	$3,052	$15,285	$3,393

9. Related Party Transactions
     During the nine months ended September 30, 2006 the company purchased $14.8 million of equipment from a supplier owned by one of our founders. As of December 31, 2006, the Company was informed by this founder that there was no longer an ownership interest in this entity. Revenue derived from related parties was less than 1% for the three-and nine-month periods ended September 30,

2006 and September 30, 2007. Management believes that all of the Company’s related party transactions reflected arm’s length terms.
10. Concentrations
     For the three-month period ended September 30, 2006, the Company had two major customers for which the revenue derived therefrom exceeded 10% of total revenue. For the nine-month period ended September 30, 2006, the Company had one major customer for which the revenue derived therefrom exceeded 10% of total revenue. For the three-and nine-month periods ended September 30, 2007, the Company had one major customer for which the revenue derived therefrom exceeded 10% of total revenue.
     Revenue from non-U.S. sources totaled approximately $3.4 million and $1.3 million for the three-month periods ended September 30, 2007 and 2006, respectively. Revenue from non-U.S. sources totaled approximately $9.6 million and $3.1 million for the nine-month periods ended September 30, 2007 and 2006, respectively.
11. Income taxes
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation o f FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not result in the recognition of an adjustment for the cumulative effect of adoption of a new accounting principle. As of January 1, 2007, the Company had approximately $428,000 of total unrecognized tax benefits. Of this total, approximately $131,000 represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. The unrecognized tax benefit increased by $284,000 from January 1, 2007 to $712,000 as of September 30, 2007. The Company anticipates its unrecognized tax benefits will decrease within twelve months of the reporting date as a result of settling potential tax liabilities in certain foreign jurisdictions.
     The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of January 1, 2007, the Company had recorded a liability of $131,000 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change as of September 30, 2007.
     During the nine months ended September 30, 2007, the Company performed its assessment of the recoverability of deferred tax assets and determined that, in light of increased operating loss levels, its deferred tax assets relating to stock compensation no longer meet the “more likely than not” criteria. In accordance with SFAS No. 109, a charge to expense of approximately $0.5 million was recorded during the quarter ended June 30, 2007 to fully reserve those deferred tax assets existing at December 31, 2006. In preparing its effective income tax rate for 2007, no benefit is being provided for temporary differences that increase deferred tax assets relating to stock-based compensation. Other deferred tax assets remain unreserved, as management believes they are likely to be recovered, given the existence of loss carryback refund availability and the effect of existing deferred tax liabilities.
     The Company conducts business in various jurisdictions in the United States and in foreign countries and is subject to examination by tax authorities. As of September 30, 2007 and December 31, 2006, the Company is not under examination. The tax years 2002 through 2006 remain open to examination by U.S. and certain state and foreign taxing jurisdictions.
12. Segment Reporting
     The Company operates in one industry segment—content delivery network services. The Company operates primarily in three geographic areas— the U.S., Europe and Asia.
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

	For the		For the
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Domestic Revenue	$25,813	$16,161	$64,391	$40,070
International Revenue	3,377	1,293	9,588	3,063

Total Revenue	$29,190	$17,454	$73,979	$43,133

     The following table sets forth long-lived assets by geographic area (in thousands).

	As of	As of
	September 30,	December 31,
	2007	2006
Domestic long-lived assets	$45,612	$39,198
International long-lived assets	1,932	2,586

Total long-lived assets	$47,544	$41,784

13. Commitments and Contingencies
     The Company is involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006. The trial date for the case has recently been set for February 11, 2008. While the outcome of this claim cannot be predicted with certainty, management does not believe the outcome of this matter will have a material adverse effect on the Company’s business. However, an unfavorable outcome could seriously impact the Company’s ability to conduct business which, in turn, would have a material adverse impact on the Company’s results of operations and financial position.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 which were restated in a Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on October 29, 2007. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of September 30, 2007, we had 988 active customers worldwide. We primarily derive revenue from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly or minimum annual level of usage with additional charges applicable for actual usage above the monthly minimum. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.
     We primarily derive revenue from the sale of CDN services to our customers. These services include delivery of digital media, including video, music, games, software and social media. We generate revenue by charging customers on a per-gigabyte basis or on a variable basis based on peak delivery rate for a fixed period of time, as our services are used. We recently entered into a multi-element arrangement which generates revenue by providing consulting services related to the development of a custom CDN solution, through the cross-license of certain technologies, including certain components of the Company’s CDN software and technology, and post-contract customer support, or PCS, for both the custom CDN solution and the software component. We also derive some business from the sale of custom CDN services. These are generally limited to modifying our network to accommodate non-standard content player software or to establish dedicated customer network components that reside within our network or that operate within our customers’ network.

Overview of Operations
     The following table sets forth our historical operating results, as a percentage of revenue for the periods indicated:

	For the		For the
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues	100%	100%	100%	100%

Cost of revenue:
Cost of services	42	42	43	38
Depreciation — network	19	17	21	15

Total cost of revenue	61	58	64	53

Gross Margin	39	42	36	47
Operating expenses:
General and administrative	27	26	33	20
Sales and marketing	25	11	23	10
Research and development	4	7	6	5
Depreciation and amortization	1	—	1	—

Total operating expenses	58	44	62	35

Operating (loss) income	(19)	(3)	(25)	13
Other income (expense):
Interest expense	—	(2)	(2)	(3)
Interest income	8	—	4	—
Other income (expense), net	—	—	—	—

Total other income (expense)	8	(1)	2	(3)

Income (loss) before income taxes	(10)	(4)	(23)	10
Income tax expense	1	4	1	6

Net (loss) income	(11)%	(8)%	(24)%	4%

     We have observed a number of trends in our business that are likely to have an impact on our financial condition and results of operations in the foreseeable future. Traffic on our network has grown in the last three years. This traffic growth is the result of growth in the number of new contracts, as well as growth in the traffic delivered to existing customers. Our near-exclusive focus is on providing CDN services, which we consider to be our sole industry segment. We recently entered into a multi-element arrangement which generates revenue by providing consulting services related to the development of a custom CDN solution, through the cross-license of certain technologies, including certain components of the Company’s CDN software and technology, and PCS for both the custom CDN solution and the software component. Revenue from this multi-element arrangement will be recognized ratably over 44 months commencing in July 2007.
     Historically, we have derived a small portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the three- and nine-month periods ended September 30, 2007, revenue derived from customers outside the United States accounted for 11.6% and 13.0% of our total revenue, respectively, of which nearly all was derived from operations in Europe. We expect foreign revenue as a percentage of our total revenues to increase over the long run as we increase our marketing efforts and expand our international network footprint. Our international business is managed as a single geographic segment, and we report our financial results on this basis.
     During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the three- and nine-month periods ended September 30, 2007, one major customer accounted for approximately 23% and 12% of total revenue, respectively. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to direct and reseller customers accounted for approximately 79% and 21% of our revenue in 2006, respectively, and approximately 99% and 1% during the nine-month period ended September 30, 2007, respectively. This significant reduction in the percentage of reseller revenue to total revenue is primarily the result of MySpace moving from being an indirect to a direct customer at the end of 2006.
     In addition to these revenue-related business trends, our cost of revenue as a percentage of revenue has risen in 2007 as compared to 2006. This increase is primarily the result of increased cost of depreciation and co-location costs related to the increased investments to build out the capacity of our network and increased bandwidth costs to support increased current and future traffic associate with our revenue growth. Operating expense has increased in absolute dollars each period as revenue has increased. Beginning in the second half of 2006 and in 2007, these increases accelerated due primarily to increased stock-based compensation, cost of litigation and payroll and payroll-related costs associated with additional general administrative and sales and marketing resources to support our current and future growth.
     We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have increased substantially over time, in particular as we purchased servers and other computer equipment associated with our network build-out. For example, in 2004, 2005 and 2006, we made capital expenditures of $2.6 million, $10.9 million and $40.6 million, respectively. The substantial increase in capital expenditures in 2006, in particular, was related to a significant increase in our network capacity, needed to support current growth and to support our expectation for additional demand for our services in future periods. For the nine-month period ended September 30, 2007, we made capital expenditures of $20.7 million and expect total expenditures for the full year 2007 to be between $30 million and $31 million.
     Capital expenditures prior to January 2007 involved related party transactions, in which we expended an aggregate of $2.1 million, $7.4 million and $29.9 million on server hardware in 2004, 2005 and 2006, respectively, from a supplier owned by one of our founders. As of December 31, 2006, we were informed by this founder that he no longer has an ownership interest in this entity. In other transactions unrelated to this supplier relationship, we have also generated revenue from certain customers that are entities related to certain of our founders. Revenue derived from related parties was less than 1% for the nine months periods ended September 30, 2006 and September 30, 2007. We believe that all of our related party transactions reflected arm’s length terms.
     We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. The trial for the case has recently been set to begin on February 11, 2008. Our legal and other expenses associated with this case have been significant to date, including aggregate expenditures of $3.1 million in 2006. For the nine-month period ended September 30, 2007, our legal and other expenses associated with this case were $4.5 million. We have reflected the full amount of these litigation expenses in 2006 and 2007 in general and administrative expenses, as reported in our consolidated statement of operations. We expect that these expenses will continue to remain significant and may increase as a trial date approaches. We expect to offset one half of the cash impact of these litigation expenses through the availability of an escrow fund established in connection with our Series B preferred stock financing. This escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. As of the closing of our initial public offering, approximately $3.7 million of the escrow was paid to the tendering stockholders and we have received $0.7 million in 2006 and $3.4 million in 2007. As of September 30, 2007, approximately $2.3 million remained in the escrow account. The escrow account will be drawn down as we incur Akamai-related litigation expenses. We expect to draw down an additional $1.0 million to $1.5 million from this escrow during the remainder of 2007. Any cash reimbursed from this escrow account will be recorded as additional paid-in capital. The cash offset from the litigation expense funded through the escrow account is recorded on our balance sheet as additional paid-in capital.
     We were profitable during the nine-month period ended September 30, 2006 and unprofitable for the nine-month period ended September 30, 2007; primarily due to an increase in our share-based compensation expense, which increased from $3.4 million for the nine-month period ended September 30, 2006, to $15.3 million for the nine-month period ended September 30, 2007. Also, litigation expenses increased to $4.7 million for the nine-month period ended September 30, 2007 compared to expenses of $0.8 million for the nine-months ended September 30, 2006. The significant increase in share-based compensation expense reflects an increase in the level of option and restricted stock grants coupled with a significant increase in the fair market value per share at the date of grant while the increase in litigation expenses relates to the cost of litigation which commenced in July 2006.
Our future results will be affected by many factors identified in the section captioned “Risk Factors” in this Quarterly Report on Form 10-Q, including our ability to:
•	rely on a few large customers for the majority of our revenue, as the impact of quarter-to-quarter declines in revenue from any of these customers could be material;

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Akamai and MIT to conclusion; and

•	prevent disruptions to our services and network due to accidents or intentional attacks.
As a result, we cannot assure you that we will achieve our expected financial objectives, including positive net income.
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States for interim periods. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable reserves, income and other taxes, stock-based compensation and equipment and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
     As of September 30, 2007, there have been no material changes to any of the critical accounting policies as described in our Current Report on Form 8-K dated October 29, 2007, with the exception of the discussion of revenue recognition discussed below.
Revenue Recognition
     We recognize service revenues in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, and the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.
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
     We primarily derive revenue from the sale of content delivery network services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly level of usage on a calendar month basis and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, we recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our services exceed the monthly minimum, we recognize revenue for such excess in the period of the usage. We typically charge the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also derive revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.
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
     We have entered a multi-element arrangement which includes a significant software component. In accounting for such an arrangement we apply the provisions of Statement of Position, 97-2, (SOP 97-2) Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the receivable is probable. If a software license contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE cannot be established for all elements to be delivered, we defer all amounts received under the arrangement and do not begin to recognize revenue until the delivery of the last element of the contract has started. Subsequent to commencement of delivery of the last element, we commence revenue recognition. Amounts to be received under the contract are then included in the amortizable base and then recognized as revenue ratably over the remaining term of the arrangement until we have delivered all elements and have no additional performance obligations.
     We recently entered into a multi-element arrangement to provide consulting services related to the development of a custom CDN solution, the cross-license of certain technologies, including certain components of our CDN software and technology, and post-contract customer support (PCS) for both the custom CDN solution and the software component (the Multi-Element Arrangement). The agreement also contains a commitment by the customer to transmit a certain amount of traffic over our network during a five-year period from commencement of the agreement or be subject to penalty payments.
     We do not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as it has not licensed the intellectual property and software components, nor PCS separately. Accordingly we will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by paragraph 12 of SOP 97-2. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS has commenced. Concurrently with the signing of the Multi-Element Arrangement, we also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. We will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, we have attributed revenue for the services as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, we will record revenue on a monthly basis in an amount based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, we deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. For the three-month period ended June 30, 2007, we had a deferred revenue balance of $3.4 million related to the Multi-Element Arrangement and related deferred direct costs of $0.9 million. During the three months ended September 30, 2007, we recognized approximately $2.7 million in revenue and approximately $0.7 million in costs of revenue. As of September 30, 2007, we had deferred revenue related to the Multi-Element Arrangement of $2.3 million, which is expected to be recognized ratably over the remaining original 44-month period commencing in July 2007 and had related deferred costs of $0.2 million
     We also sell services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. We record revenue under these agreements on a net or gross basis depending upon the terms of the arrangement in accordance with EITF 99-19 Recording Revenue Gross as a Principal Versus Net as an Agent. We typically record revenue gross when it has risk of loss, latitude in establishing price, credit risk and is the primary obligor in the arrangement.
     From time to time, we enter into contracts to sell services to unrelated companies at or about the same time we enter into contracts to purchase products or services from the same companies. If we conclude that these contracts were negotiated concurrently, we record as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby we provide rack space and bandwidth services to several companies in exchange for advertising we record barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, website, print and signage. We recorded barter revenue and expense of approximately $196,000 and $164,000, for the three-month periods ended September 30, 2007 and 2006, and approximately $648,000, and $456,000 for the nine-month periods ended September 30, 2007, and 2006, respectively.
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
Share-Based Compensation
     We account for our share-based compensation pursuant to SFAS No. 123 (revised 2004) Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires measurement of all employee share-based payments awards using a fair-value method. The grant date fair value is determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility rates used as inputs to the model based on an analysis of the most similar public companies for which we have data. We have used judgment in selecting these companies, as well as in evaluating the available historical volatility data for these companies.
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
     We recognize expense using the straight-line attribution method. We recorded share-based compensation expense related to stock options and restricted stock under the fair value requirements of SFAS No. 123R during the three month period ended September 30, 2007 and 2006 of approximately $4.0 million and $3.1 million, respectively. For the nine-month periods ended September 30, 2007 and 2006 we recorded share-based compensation expense related to stock options and restricted stock under the fair value requirements of SFAS No. 123R of approximately $15.3 million and $3.4 million, respectively. Unrecognized share-based compensation expense totaled $48.6 million at September 30, 2007, of which we expect to recognize over a weighted average period of 3.16 years. We expect to amortize $3.6 million during the final quarter of 2007, $14.4 million in 2008 and the remainder thereafter based upon the scheduled vesting of the options outstanding at that time. Of these charges, approximately $5.8 million in 2006 and $6.7 million in 2007 relate to options granted to our four founders in connection with our Series B preferred stock financing in July 2006. We expect our share-based payments expense to decrease in the remainder of 2007 and potentially to increase thereafter as we grant additional stock options and restricted stock awards.
Results of Operations
Revenue

	Three months ended September 30,				Nine months ended September 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
		(in thousands)				(in thousands)
Revenue	$29,190	$17,454	$11,736	67%	$73,979	$43,133	$30,846	71%
     Revenue increased 67%, or $11.7 million, to $29.2 million for the three months ended September 30, 2007 as compared to $17.5 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, total revenues increased 71%, or $30.8 million, to $74.0 million as compared to $43.1 million for the nine months ended September 30, 2006. The increase in revenue for the three months ended September 30, 2007 as compared to the same period in the prior year was primarily attributable to an increase in our recurring CDN service revenue of $11.5 million. The increase in CDN service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic and additional services sold to new and existing customers. The increase in revenue for the nine months ended September 30, 2007 as compared to the same period in the prior year was primarily attributable to an increase in our recurring CDN service revenue of $30.6 million. As of September 30, 2007, we had 988 active customers under recurring CDN service revenue contracts as compared to 625 as of September 30, 2006. During the quarter ended September 30, 2007, we recognized ongoing CDN services from one customer totaling $2.6 million which was deferred from our second quarter ending June 30, 2007. The $2.6 million was part of a multi-element arrangement for which customer acceptance of a software element of the arrangement did not occur until July 27, 2007. In addition we deferred $1.6 million in custom CDN services revenue during the quarter ended September 30, 2007. As of September 30, 2007, we had deferred revenue related to the Multi-Element Arrangement of $2.3 million which is expected to be recognized ratably over the remaining original 44 month period commencing in July 2007
     For the three months ended September 30, 2007 and 2006, 11.6% and 7.4%, respectively, of our total revenues were derived from our operations located outside of the United States, primarily from Europe. For the nine months ended September 30, 2007 and 2006, 13.0% and 7.1%, respectively, of our total revenues were derived from our operations located outside of the United States, primarily from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods.
Cost of Revenue

	Three months ended September 30,				Nine months ended September 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
		(in thousands)				(in thousands)
Cost of revenue	$17,773	$10,200	$7,573	74%	$47,106	$22,746	$24,360	107%
     Cost of revenue includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenue also includes payroll and related costs, depreciation of network equipment used to deliver our CDN services and equity-related compensation for network operations personnel.
     Cost of revenue increased 74%, or $7.6 million, to $17.8 million for the three months ended September 30, 2007 as compared to $10.2 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, cost of revenues increased 107%, or $24.4 million, to $47.1 million as compared to $22.7 million for the nine months ended September 30, 2006. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $3.8 million and $12.7 million, respectively, due to higher traffic levels, an increase in depreciation expense of network equipment of $2.7 million and $8.9 million, respectively, due to increased investment in our network, and an increase in payroll and related employee costs of $0.7 million and $1.6 million, respectively, associated with increased staff. During the quarter ended September 30, 2007, we recognized $0.6 million of costs associated with revenue previously deferred during our quarter ended June 30, 2007 and recognized during the quarter ended September 30, 2007.
     Additionally, during the three and nine months ended September 30, 2007, cost of revenue includes share-based compensation expense of approximately $0.4 million and $1.0 million, respectively, resulting from our application of SFAS No. 123R.
     Cost of revenue was composed of the following (in millions):

	For the		For the
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Bandwidth and co-location fees	$10.0	$6.2	$26.7	$14.0
Depreciation — network	5.6	2.9	15.3	6.4
Royalty expenses	0.2	0.5	0.8	1.0
Payroll and related employee costs	1.2	0.5	2.7	1.1
Share-based compensation	0.4	0.1	1.0	0.2
Other costs	0.4	—	0.6	—

Total cost of revenues	$17.8	$10.2	$47.1	$22.7

     We have long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. The minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately: $6.2 million for the remainder of 2007, $11.5 million for 2008, $7.4 million for 2009, $2.8 million for 2010 and $0.6 million for 2011.
     We expect that cost of revenues will increase during the remainder of 2007. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; additionally, we anticipate increases in depreciation expense related to our network equipment, along with payroll and related costs, as we expect to continue to make investments in our network to service our expanding customer base. The increase in network personnel and the granting of stock options to those new employees will result in additional expense associated with the amortization of share-based compensation.
General and Administrative

	Three months ended September 30,				Nine months ended September 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
		(in thousands)				(in thousands)
General and administrative	$7,849	$4,616	$3,233	70%	$24,144	$8,418	$15,726	187%
     General and administrative expenses consist primarily of the following components:
•	payroll, share-based compensation and other related costs, including related expenses for executive, finance, business applications, internal network management, human resources and other administrative personnel;

•	fees for professional services, including litigation expenses;

•	rent and other facility-related expenditures for leased properties.

•	depreciation of property and equipment we use internally;

•	the provision for doubtful accounts; and

•	non-income related taxes;
     General and administrative expenses increased 70%, or $3.2 million, to $7.8 million for the three months ended September 30, 2007 as compared to $4.6 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, general and administrative expenses increased 187%, or $15.7 million, to $24.1 million as compared to $8.4 million for the nine months ended September 30, 2006. The increase in general and administrative expenses for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 was primarily due to an increase of $2.3 million and $5.1 million, respectively, in professional fees. Our increase in professional fees is attributable to $0.7 million and $0.8 million, respectively, in increased accounting fees and costs associated with being a publicly traded company and an increase of $1.5 million and $4.2 million, respectively, in legal expenses related to our litigation with Akamai and MIT and the class action lawsuits filed against us beginning in August 2007. Our legal fees include $2.0 million and $3.4 million, respectively, which is reimbursable to us from an escrow fund established in connection with our 2006 stock repurchase. In addition, we had an increase of $0.2 million and $0.5 million, respectively, in payroll and related employee costs as a result of increased staffing, an increase of $0.4 million and $0.9 million, respectively, in bad debt expense and an increase in other expenses of $0.7 million and $2.1 million, respectively. Other expenses include such items as rent, utilities, telephone, insurance, travel and travel-related expenses, fees and licenses and property taxes. For the three months ended September 30, 2007, our share-based compensation decreased $0.4 million compared to the same period last year. The decrease is the result of having fully expensed equity grants made to our founders in connection with our Series B preferred stock financing in July 2006. For the nine-month period ended September 30, 2007 our share based compensation increased $7.1 million.

     General and administrative expense was composed of the following (in millions):

	For the		For the
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Share-based compensation	$1.7	$2.1	$9.2	$2.1
Professional fees and legal expenses	3.1	0.8	6.0	0.9
Payroll and related employee costs	0.8	0.6	3.0	2.5
Bad debt expense	0.6	0.2	1.4	0.5
Other expenses	1.6	0.9	4.5	2.4

Total general and administrative	$7.8	$4.6	$24.1	$8.4

     We expect general and administrative expenses to decrease in the fourth quarter of 2007 as compared to the third quarter of 2007, due to lower stock-based compensation expense on equity grants made in the latter part of 2006, which will be partially offset by increases in payroll and related costs attributable to increased hiring, increased legal costs associated with ongoing litigation, as well as increased accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002.
Sales and Marketing

	Three months ended September 30,				Nine months ended September 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
		(in thousands)				(in thousands)
Sales and marketing	$7,421	$1,860	$5,561	299%	$16,843	$4,391	$12,452	284%
     Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.
     Sales and marketing expenses increased 299%, or $5.6 million, to $7.4 million for the three months ended September 30, 2007, as compared to $1.9 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, sales and marketing expenses increased 284%, or $12.5 million, to $16.8 million, as compared to $4.4 million for the nine months ended September 30, 2006. The increase in sales and marketing expenses in the three- and nine-month periods ended September 30, 2007 as compared to the three- and nine-month periods ended September 30, 2006 was primarily due to an increase of $2.9 million and $6.6 million, respectively, in payroll and related employee costs, including $1.7 million and $3.9 million, respectively, in additional salaries and $1.1 million and $2.7 million, respectively, in additional commissions on increased revenue. Additional increases were due to an increase of $1.2 million and $2.5 million, respectively, in share-based compensation expense, an increase of $0.4 million and $1.2 million, respectively, in marketing programs, an increase of $0.6 million and $1.2 million, respectively, in travel and travel-related expenses, an increase of $0.1 million and $0.3 million, respectively, in professional fees, an increase of $0.1 million and $0.2 million, respectively, in reseller commissions and an increase of $0.2 million and $0.3 million, respectively, in other expenses. Other expense included such items as rent and property taxes for our Europe and Asia Pacific sales offices, telephone and office supplies. These increases are consistent with the 67% and 71% increase in revenue for the three- and nine-month periods ended September 30, 2007 as compared to the same periods in the prior year.
     Sales and marketing expense was composed of the following (in millions):

	For the		For the
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Payroll and related employee costs	$4.1	$1.2	$9.5	$2.9
Share-based compensation	1.3	0.1	2.7	0.2
Marketing programs	0.8	0.4	2.1	0.9
Travel and travel-related expenses	0.6	—	1.2	—
Professional fees	0.3	0.2	0.6	0.3
Reseller commissions	0.1	—	0.4	0.1
Other expenses	0.2	—	0.3	—

Total sales and marketing	$7.4	$1.9	$16.8	$4.4

     We anticipate our sales and marketing expense will continue to increase in future periods in absolute dollars and as a percentage of revenue due to an expected increase in commissions on higher forecasted sales, the expected increase in hiring of sales and marketing personnel, increases in rents as we expand our facilities for our sales and marketing personnel, increases in share-based compensation expense under SFAS No. 123R due to additional equity awards we expect to grant, and additional expected increases in marketing programs.
Research and Development

	Three months ended September 30,				Nine months ended September 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
		(in thousands)				(in thousands)
Research and development	$1,294	$1,193	$101	8%	$4,119	$1,951	$2,168	111%
     Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.
     Research and development expenses increased 8%, or $0.1 million, to $1.3 million for the three months ended September 30, 2007, as compared to $1.2 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, research and development expenses increased 111%, or $2.2 million, to $4.1 million, as compared to $2.0 million for the nine months ended September 30, 2006. The increase in research and development expenses in the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006 was primarily due to an increase of $0.2 million in payroll and related employee costs associated with our hiring of additional network and software engineering personnel, an increase of $0.1 million in travel and travel related expenses off-set by a decrease in share-based compensation of $0.2 million. The increase in research and development expenses in the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006 was primarily due to an increase of $1.6 million in share-based compensation expense and $0.4 million in payroll and related employee costs associated with our hiring of additional network and software engineering personnel.
     Research and development expense was composed of the following (in millions):

	For the		For the
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Share-based compensation	$0.5	$0.7	$2.4	$0.8
Payroll and related employee costs	0.7	0.5	1.6	1.2
Travel and travel related expenses	0.1	—	0.1	—

Total research and development	$1.3	$1.2	$4.1	$2.0

     We believe that research and development payroll and related employee costs will continue to increase for the remainder of 2007, as we anticipate continued increases in hiring of development personnel, and make investments in our core technology and refinements to our other service offerings. Overall we expect research and development expenses to decrease as a result of lower share-based compensation expense under SFAS No. 123R.
Interest Expense

	Three months ended September 30,				Nine months ended September 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
		(in thousands)				(in thousands)
Interest expense	$18	$373	$(355)	(95)%	$1,412	$1,397	$15	1%
     Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs.
     Interest expense decreased 95%, or $0.4 million to $18,000 for the three months ended September 30, 2007, as compared to $0.4 million for the three months ended September 30, 2006. The $18,000 represents the amortization of loan fees associated with our unused line of credit. The decrease in interest expense for the three-month period ended September 30, 2007, was the result of our repayment of our outstanding credit facilities on June 14, 2007 from the proceeds from our initial public offering. For the nine months ended September 30, 2007, interest expense increased 1%, or $15,000 to $1.4 million, as compared to $1.4 million for the nine months ended September 30, 2006. The increase in interest expense for the nine month period ended September 30, 2007 as compared to the nine month periods ended September 30, 2006 was primarily due to the recognition of expense of approximately $0.5 million of deferred financing fees resulting from the payment of the remaining balance on our Equipment Facility during the three months ended June 30, 2007, and an increase in borrowings, primarily to fund equipment purchases to build out our network. As of September 30, 2007, we had no outstanding balances due on any of our credit facilities. We do not expect to have any interest expense in for the remainder of 2007.

Interest Income

	Three months ended September 30,				Nine months ended September 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
		(in thousands)				(in thousands)
Interest income	$2,456	$79	$2,377	3,009%	$3,118	$79	$3,039	3,847%
     Interest income includes interest earned on invested cash balances and marketable securities.
     Interest income increased to $2.5 million for the three months ended September 30, 2007, as compared to $0.1 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, interest income increased to $3.1 million, as compared to $0.1 million for the nine months ended September 30, 2006. The increase in interest income in the three- and nine-month periods ended September 30, 2007 as compared to the three- and nine-month periods ended September 30, 2006 was primarily due to an increase in our average cash balance and the investment of the net proceeds from our initial public offering after the repayment of our outstanding credit facilities. In the future, we anticipate interest income to increase, as a result of substantially increased cash, cash equivalent and marketable securities balances.
Other Income

	Three months ended September 30,				Nine months ended September 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
		(in thousands)				(in thousands)
Other income	$33	$70	$(37)	(52)%	$33	$70	$(37)	(52)%
     Other income primarily consists of net gains from the disposal of assets.
Income Tax Expense (Benefit)

	Three months ended September 30,				Nine months ended September 30,
			Increase	Percent			Increase	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
		(in thousands)				(in thousands)
Income tax expense	$181	$688	$(507)	(74)%	$602	$2,642	$(2,040)	(77)%
     We had an income tax expense during the three- and nine-month periods ended September 30, 2007 of 6% and 3.5%, respectively, of our loss before taxes of $2.9 million and $17.1 million, respectively which was different than our statutory income tax rate due primarily to the effect of non-deductible stock compensation expenses. The three and nine months ended September 30, 2006 had an expense rate of 98% of the loss and an expense rate of 62% of the income before taxes, due to the impact of non-deductible stock based compensation. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
     During calendar year 2006 (principally in the last six months of the year) and for the first nine months of 2007, approximately $7.6 million and $7.7 million, respectively, of share-based compensation expense was not deductible for tax purposes by us, as certain executives and other employees made tax elections which established tax bases in these awards granted at lower than the fair value recognized within the financial statements. This permanent difference was material to our pre-tax net loss of $17.1 million for the first nine months of 2007. The current unvested awards are expected to generate permanent differences of $0.6 million for the three months ended December 31, 2007 and $2.6 million, $2.6 million and $0.6 million for 2008, 2009 and 2010, respectively, based upon the unvested portion of the equity awards outstanding at September 30, 2007 and the anticipated vesting at the time.
     During the nine months ended September 30, 2007, the Company performed its assessment of the recoverability of deferred tax assets and determined that, in light of increased operating loss levels, its deferred tax assets relating to stock compensation no longer meet the “more likely than not” criteria. In accordance with SFAS No. 109, a charge to expense of approximately $0.5 million was recorded during the quarter ended June 30, 2007 to fully reserve those deferred tax assets existing at December 31, 2006. In preparing its effective income tax rate for 2007, no benefit is being provided for temporary differences that increase deferred tax assets relating to stock-based compensation. Other deferred tax assets remain unreserved, as management believes they are likely to be recovered, given the existence of loss carryback refund availability and the effect of existing deferred tax liabilities.

Liquidity and Capital Resources
     To date, we have financed our operations primarily through the following transactions:
•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	borrowing on credit facilities; and

•	cash generated by operations.
     As of September 30, 2007, our cash, cash equivalents and marketable securities totaled $194.2 million.
Operating Activities
     Net cash provided by operating activities increased $9.0 million to $23.5 million for the nine months ended September 30, 2007, compared to $14.5 million for the nine months ended September 30, 2006. The increase in cash provided by operating activities for the nine-month period ended September 30, 2007 was primarily due to increases in non-cash charges of depreciation and amortization, stock-based compensation and accounts receivable charges, and changes in working capital as a result of a increase in accounts receivable, prepaid expenses and other current assets, accounts payable and deferred revenue and other current liabilities, offset by the net loss incurred during the nine months ended September 30, 2007
     We expect that cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2007. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
     Cash used in investing activities increased $58.4 million to $85.7 million for the nine months ended September 30, 2007, compared to $27.3 million for the nine months ended September 30, 2006. Cash used in investing was principally comprised of cash invested in short-tem marketable securities from the proceeds of our IPO and capital expenditures primarily for computer equipment associated with the build-out and expansion of our content delivery network.
     We expect to have significant ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately $30.0 million to $31.0 million for 2007 and $35.0 million to $40.0 million for 2008.
Financing Activities
     Cash provided by financing activities increased $160.9 million to $183.3 million for the nine months ended September 30, 2007, as compared to $22.4 million for the nine months ended September 30, 2006. The increase is primarily due to net proceeds of approximately $203.9 million from the sale of 14,900,000 shares of common stock in our initial public offering, $3.4 million in reimbursement of litigation expenses from our escrow account during the nine-month period ended September 30, 2007, offset by a net decrease in borrowings of $9.1 million on our bank line. Cash provided by financing activities during the nine months ended September 30, 2006 reflects net proceeds from our July 2006 private equity transaction in which we recorded $126.4 million of net proceeds. This amount was offset by $102.1 million in a share repurchase transaction in 2006, and $12.0 million of net payments on our credit facilities. We agreed to this repurchase transaction as a condition to the closing of our Series B preferred stock financing in July 2006. Pursuant to this transaction, we repurchased shares of common stock at a price of $3.26 per share from existing stockholders and holders of vested stock options and warrants. The terms of these repurchases were established through negotiation between us and the lead investors in the Series B preferred stock financing in order to provide the investors with ownership of a specified percentage of our capital stock following the financing and repurchase transactions. All outstanding shares of our Series A and Series B Convertible Preferred Stock automatically converted in common stock on June 14, 2007 upon the closing of our IPO.
     During the second quarter of 2007, we paid $25.3 million to extinguish the outstanding balances on all of our credit facilities. At September 30, 2007 we had no outstanding balance on any of our credit facilities and we had an unused line of credit of up to $5.0 million dollars. Under the terms of the line of credit, we can borrow up to 50% of the cash balances we hold at the bank, up to a maximum of $5.0 million dollars. We do not anticipate having to utilize the line of credit for the remainder of 2007.
     In connection with our Series B preferred stock financing in July 2006, an escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing and to fund 50% of the ongoing monthly expenses associated with the Akamai litigation. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. During the nine-month period ended September 30, 2007, we received reimbursements from this escrow of approximately $3.4 million. At September 30, 2007, the balance outstanding in the escrow was $2.3 million. We expect to draw an additional $1.0 million to $1.5 million from this escrow during the remainder of 2007.

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
     The following table presents our contractual obligations and commercial commitments, as of September 30, 2007 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations as of September 30, 2007	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$14,206	$7,839	$5,466	$901	$—
Rack space leases	14,342	7,362	6,945	35	—
Real estate leases	2,877	964	1,754	159	—

Total operating leases	31,425	16,165	14,165	1,095	—
Capital leases	—	—	—	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$31,425	$16,165	$14,165	$1,095	$—

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
     In our earnings press releases, we have included Non-GAAP revenue and net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP revenue and net income, EBITDA and Adjusted EBITDA are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP revenue and net income, EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, you should not consider Non-GAAP revenue and net income, EBITDA and Adjusted EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	they do not reflect income taxes or the cash requirements for any tax payments;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	while stock-based compensation is a component of operating expense, the impact on our financial statements compared to other companies can vary significantly due to such factors as assumed life of the options and assumed volatility of our common stock; and

•	other companies may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
     We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Net Income and Adjusted EBITDA only supplementally. Non-GAAP Net Income, EBITDA and Adjusted EBITDA are calculated as follows for the periods presented in thousands:
Reconciliation of Non-GAAP Financial Measures
     In accordance with the requirements of Regulation G issued by the Securities and Exchange Commission, we are presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial metrics to the comparable GAAP measures. Reconciling items to GAAP revenue to arrive at non-GAAP revenue represents the difference between the determined value of services delivered which are different from the corresponding revenue recognized for each respective period.

Reconciliation of GAAP Revenue to Non-GAAP Revenue
(In thousands)
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,	June 30,	September 30,	June 30,	September 30,	September 30,
	2007	2007	2006	2006	2007	2006
GAAP Revenue	$29,190	$21,436	$17,454	$14,841	$73,979	$43,133
Deferred Traffic Revenue	(2,645)	2,645	—	—	—	—
Deferred Custom CDN Services	1,504	820	—	—	2,324	—

Non-GAAP Revenue	$28,049	$24,901	$17,454	$14,841	$76,303	$43,133

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended				Nine Months Ended
	September30,	June 30,	September 30,	June 30,	September 30,	September 30,
	2007	2007	2006	2006	2007	2006
GAAP net income (loss)	$(3,125)	$(10,644)	$(1,390)	$1,722	$(17,675)	$1,602
Share-based compensation	3,955	6,259	3,052	229	15,285	3,393
Litigation expenses	2,002	1,636	825	—	4,523	825
Deferred revenue	(1,141)	3,465	—	—	2,324	—
Deferred cost of traffic and services	649	(935)	—	—	(286)	—

Non-GAAP net income	$2,340	$(219)	$2,487	$1,951	$4,171	$5,820

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(In thousands)
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,	June 30,	September 30,	June 30,	September 30,	September 30,
	2007	2007	2006	2006	2007	2006
GAAP net income (loss)	$(3,125)	$(10,644)	$(1,390)	$1,722	$(17,675)	$1,602
Add: depreciation and amortization	5,870	5,194	2,963	2,079	15,889	6,543
Add: interest expense	18	821	373	519	1,412	1,397
Less: interest/other income	(2,490)	(573)	(149)	—	(3,151)	(149)
Plus income tax expense	181	221	688	1,125	602	2,642

EBITDA	$454	$(4,981)	$2,485	$5,445	$(2,923)	$12,035
Add: share-based compensation	3,955	6,259	3,052	229	15,285	3,393
Add: litigation expenses recoverable from escrow (1)	1,001	818	413	—	2,261	413
Add: deferred traffic and services revenue	(1,141)	3,465	—	—	2,324	—
Less: deferred traffic and service costs	649	(935)	—	—	(286)	—

Adjusted EBITDA	$4,918	$4,626	$5,950	$5,674	$16,661	$15,841

(1)	During 2006, we repurchased stock in a transaction with a total value of $102.1 million. Selling stockholders agreed to hold $10.1 million of the proceeds to offset specific claims for reimbursement associated with the Akamai lawsuit and other undisclosed obligations that may arise. For the three–month periods ended September 30, 2007 and 2006, we had $1.0 million and $0.4 million, respectively, of litigation costs subject to reimbursement from this escrow. For the nine–month periods ended September 30, 2007 and 2006, we had $2.3 million and $0.4 million, respectively, of litigation costs subject to reimbursement from this escrow.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate and municipal obligations and certificates of deposit. We do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.
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
     During our third quarter ended September 30, 2007 we were notified by a customer of a billing error. In response, we conducted an internal review of customer contracts and billings. We also implemented a stock administration system during the quarter. In performing the above, we identified material weaknesses in our system of internal controls over the revenue recognition and stock-based compensation processes that required us to restate our previously reported consolidated financial statements for the three and nine months ended September 30, 2006, the three months and year ended December 31, 2006, the three–month period ended March 31, 2007 and the three–and six–month periods ended June 30, 2007. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Information with respect to the material weaknesses is as follows:
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

$1.6 million, which has since been billed to and collected from the customer. As a result of correcting these errors, revenue increased for each of the three months ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007 by $0.4 million, $0.5 million, $0.5 million and $0.2 million, respectively.

•	During the third quarter ended September 30, 2007, we engaged a third party stock administration firm to administer our employee stock option program. In connection with converting from our previous manual process to an automated computation, we determined that there were errors in the original manual calculation of stock-based compensation under SFAS No. 123R. Specifically, assumptions input for certain stock option and restricted stock grants were in error primarily related to the service period assumption, which affects not only the valuation of the stock options but also the period over which the stock options and restricted stock is recognized. As a result of correcting these errors, stock-based compensation expense increased by $0.1 million for the year ended December 31, 2006, and decreased by $0.5 million and $0.4 million for the three-month periods ended March 31, 2007 and June 30,2007, respectively.
Since the date of discovery of these material weaknesses and through the date of this Quarterly Report on Form 10-Q, we have taken steps which we feel have strengthened our internal controls, including the following actions:
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
     The actions we have taken to remediate these material weaknesses are subject to continued management review supported by confirmation and testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. See the Risk Factor entitled “If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors view of us” in this Quarterly Report on Form 10-Q.
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
     Beginning in August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering have been named as defendants in several purported class action lawsuits filed in the U. S. District Courts for the District of Arizona and the Southern District of New York. The complaints assert causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock between June 8, 2007 and August 8, 2007. The complaints allege, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the degree to which we offer discounted services to our customers. Although we believe the individual defendants have meritorious defenses to the claims made in these complaints and intend to contest the lawsuits vigorously, an adverse resolution of the lawsuits may have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, there is no provision for these lawsuits in our financial statements.
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
     Our company has only been in existence since 2001. A significant amount of our growth, in terms of employees, operations and revenue, has occurred since 2004. For example, our revenue has grown from $5.0 million in 2003 to $64.3 million in 2006. For the nine-month period ended September 30, 2007 our revenue was $74.0 million. As a consequence, we have a limited operating history which makes it difficult to evaluate our business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this quarterly report on Form 10-Q. If we do not address these risks successfully, our business will be harmed.
If we fail to manage future growth effectively, we may not be able to market and sell our services successfully.
     We have recently expanded our operations significantly, increasing our total number of employees from 29 at December 31, 2004 to 219 at September 30, 2007, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include: training new sales personnel to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our content delivery network, or CDN, and administrative infrastructure, systems and processes; addressing new markets; and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.
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
     Our customers and potential customers may decide to develop their own content delivery solutions rather than outsource these solutions to CDN services providers like us. This is particularly true as our customers increase their operations and begin expending greater resources on delivering their content using third-party solutions. For example, MusicMatch was our most significant customer in 2004 and one of our top 10 customers in 2005, but following its acquisition by Yahoo! Inc., MusicMatch’s content delivery requirements were in-sourced and it was not a customer of ours at all in 2006. In 2006, one of our top 10 customers, CDN Consulting, which acted as a reseller of our services primarily to MySpace.com, represented approximately 21% of our total revenue. At the end of 2006, MySpace became a direct customer of ours. During the nine month period ended September 30, 2007, sales to the reseller CDN Consulting were less than 1% of revenue after this change. In the quarter ended September 30, 2007, sales to MySpace declined to approximately 2% of our revenue. If we fail to offer CDN services that are competitive to in-sourced solutions, we may lose additional customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.
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
     Prices for content delivery services have fallen in recent years and are likely to fall further in the future. Recently, we have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2006 we invested $40.6 million in capital expenditures and have invested $20.7 million in capital expenditures for the nine month period ended September 30, 2007, primarily for computer equipment associated with the build-out and expansion of our CDN. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.
     In addition, for the remainder of 2007 and beyond, we expect to increase our expenses, in absolute dollars, in substantially all areas of our business, including sales and marketing, general and administrative, and research and development. For the remainder of 2007 and 2008, as we further expand our CDN, we also expect our capital expenditures to be generally consistent with the high level of expenditures we made in this area in 2006 and the first nine months of 2007. We currently anticipate making aggregate capital expenditures of approximately $30.0 million to $31.0 million for 2007 and $35.0 million to $40.0 million for 2008. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:
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
     During any given fiscal period, a relatively small number of customers typically accounts for a significant percentage of our revenue. For example, in 2006, revenue generated by sales to our top 10 customers, in terms of revenue, accounted for approximately 54% of our total revenue. In the nine month period ended September 30, 2007, our top 10 customers, in terms of revenue, accounted for approximately 45% of our total revenue. In 2006, one of these top 10 customers, CDN Consulting, which acted as a reseller of our services primarily to MySpace.com, represented approximately 21% of our total revenue. In the three month period ended September 30, 2007, sales to this reseller and Myspace declined to approximately 2% of our revenue, and prospectively, we expect sales to this reseller and MySpace to continue to be less than 2% for the remainder of 2007. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.
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
     Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:
•	our ability to increase sales to existing customers and attract new customers to our CDN services;

•	the addition or loss of large customers, or significant variation in their use of our CDN services;

•	costs associated with current or future intellectual property lawsuits;

•	service outages or security breaches;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

•	the occurrence of significant events in a particular period that result in an increase in the use of our CDN services, such as a major media event or a customer’s online release of a new or updated video game;

•	seasonality affecting our customers’ business that impacts demand for our CDN services;

•	strikes or work stoppages affecting our customers;

•	changes in our pricing policies or those of our competitors;

•	the timing of recognizing revenue;

•	share-based compensation expenses associated with attracting and retaining key personnel;

•	limitations of the capacity of our content delivery network and related systems;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses;

•	limitations on usage imposed by our customers in order to limit their online expenses; and

•	geopolitical events such as war, threat of war or terrorist actions.
     We believe that our revenue and results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one period as an indication of future performance.
After being profitable in 2004 and 2005, we became unprofitable in 2006 and for the nine month period ended September 30, 2007 primarily due to significantly increased stock-based compensation expense, which we expect will increase in 2007 and may increase thereafter, and which could affect our ability to achieve and maintain profitability in the future.
     Our recent adoption of SFAS 123R for 2006 has substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006 and for the nine month period ended September 30, 2007; primarily due to an increase in our share-based compensation expense, which increased from $0.1 million in 2005 to $9.1 million in 2006. For the nine month period ended September 30, 2007, our share-based compensation expense was $15.3 million. This significant increase in share-based compensation expense reflects an increase in the level of option and restricted stock grants coupled with a significant increase in the fair market value per share at the date of grant. Our unrecognized share-based compensation expense totaled $48.6 million at September 30, 2007, of which we expect to amortize $3.6 million during the fourth quarter of 2007, $14.4 million in 2008 and the remainder thereafter based upon the scheduled vesting of the options outstanding at that time. We further expect our share-based compensation expense to decrease in the remainder of 2007 and potentially to increase thereafter as we grant additional options or restricted stock awards. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future.
We generate our revenue almost entirely from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.
     While we offer our customers a number of services associated with our CDN, we generated nearly a substantial majority of our revenue in 2006 and for the nine month period ended September 30, 2007, from charging our customers for the content delivered on their behalf through our CDN. As we do not currently have other meaningful sources of revenue, we are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third-party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.
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
     Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in approximately 61 third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.
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
     We have operations and personnel in Japan, the United Kingdom and Singapore, and we currently maintain network equipment in Australia, Canada, France, Germany, Hong Kong, Ireland, Japan, the Netherlands and the United Kingdom. As part of our growth strategy, we intend to expand our sales and support organizations internationally, as well as to further expand our international network infrastructure. We have limited experience in providing our services internationally and such expansion could require us to make significant expenditures, including the hiring of local employees, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention.
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
     We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. We are required to spend considerable effort on establishing and maintaining our internal controls, which is costly and time-consuming and needs to be re-evaluated frequently. We have very limited experience in designing and testing our internal controls. For example, during the third quarter of 2007, we discovered material weaknesses in our system of internal controls over our revenue recognition and stock-based compensation processes that required us to restate our previously reported consolidated financial statements for the three and nine months ended September 30, 2006, the three months and year ended December 31, 2006, the three months ended March 31, 2007, and the three and six months ended June 30, 2007. We are in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures. As a newly public company we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, we will be required to file a report by our independent registered public accounting firm addressing these assessments beginning with our Annual Report on Form 10-K for the year ended December 31, 2008. Both we and our independent auditors will be testing our internal controls in anticipation of being subject to Section 404 requirements and, as part of that documentation and testing, may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.
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
     We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 113 at September 30, 2007. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.
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
We are currently subject to several securities class action lawsuits, the unfavorable outcomes of which might have a material adverse effect on our financial condition, results of operations and cash flows.
     Several putative class action lawsuits have been filed against us, certain of our officers and directors, and the lead underwriters of our recent initial public offering, alleging, among other things, securities laws violations. While we intend to vigorously contest these lawsuits and any similar lawsuits filed against us in the future, we cannot determine the outcome or resolution of these claims or when they might be resolved. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows may be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.
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
     As of September 30, 2007, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 63% of our outstanding common stock, including approximately 37% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Not applicable
     (b) On June 7, 2007, our registration statement on Form S-1 (No. 333-141516) was declared effective in connection with our initial public offering, pursuant to which we registered an aggregate of 18,400,000 shares of our common stock, of which we sold 14,900,000 shares and certain selling stockholders sold 3,500,000 shares, including shares subject to the underwriters’ over-allotment option, at a price to the public of $15.00 per share. The offering closed on June 13, 2007, and, as a result, we received net proceeds of approximately $203.9 million (after underwriters’ discounts and commissions of approximately $15.6 million and additional offering-related costs of approximately $4.0 million), and the selling stockholders received net proceeds of approximately $48.8 million (after underwriters’ discounts and commissions of approximately $3.7 million). The managing underwriters of the offering were Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Jefferies & Company, Inc., Piper Jaffray & Co. and Friedman, Billings, Ramsey & Co., Inc.
     In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for capital expenditures, working capital and other general corporate purposes. For the nine-month period ended September 30, 2007, we made capital expenditures of $20.7 million and expect total expenditures for the full year 2007 to be between $30.0 million and $31.0 million. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. However, we do not have agreements or commitments for any specific acquisitions at this time. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated June 7, 2007 filed by us with the SEC pursuant to Rule 424(b).
ITEM 3. DEFAULT UPON SENIOR SECURITIES
     Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     Not applicable
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.02	Amended Restated Certificate of Incorporation of Limelight Networks, Inc.	S-1	333-141516	3.2	5/21/07

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

10.15†	Edge Computing Network Service and License Agreement dated March 1, 2007 between Limelight Networks, Inc. and Microsoft Corporation, and Addendum to the Edge Computing Network Service and License Agreement dated March 19, 2007.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: November 14, 2007	By:	/s/ Matthew Hale

Matthew Hale
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.02	Amended Restated Certificate of Incorporation of Limelight Networks, Inc.	S-1	333-141516	3.2	5/21/07

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

10.15†	Edge Computing Network Service and License Agreement dated March 1, 2007 between Limelight Networks, Inc. and Microsoft Corporation, and Addendum to the Edge Computing Network Service and License Agreement dated March 17, 2007.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.