Form 10-K
period 2007-12-31
Limelight Networks, Inc.
filed 2008-03-25
CIK 1391127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from       to
Commission file number 001-33508
Limelight Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1677033
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2220 W. 14th Street
Tempe, AZ 85281
(Address of principal executive offices, including Zip Code)
(602) 850-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	NASDAQ Global Market
Securities registered pursuant to Section 12(b) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $600.4 million based on the last reported sale price of the common stock on the Nasdaq National Market on June 30, 2007.
     The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 12, 2008: 82,790,264 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

          SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of this annual report on Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
PART I
Item 1. Business
Overview
     Limelight Networks, Inc. is a provider of high-performance content delivery network services. We deliver content for traditional and emerging media companies, or content providers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame and software industries. Using Limelight’s content delivery network, or CDN, content providers are able to provide their end-users with a high-quality media experience for rich media content including video, music, games, software and social media. As consumer demands for media content over the Internet has increased, and as enabling technologies such as broadband access to the Internet have proliferated, consumption of rich media content has become increasingly important to Internet end-users and therefore to the content providers that serve them. We developed our services and architected our network specifically to meet the unique demands content providers face in delivering rich media content to large audiences of demanding Internet end-users. Our comprehensive solution delivers content providers a high-quality, highly scalable, highly reliable offering at a low cost. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain the majority of our base of recurring revenue contracts and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.
     We were formed as an Arizona limited liability company, Limelight Networks, LLC, in June 2001 and converted into a Delaware corporation, Limelight Networks, Inc., in August 2003. Our principal executive offices are located at 2220 W. 14th Street, Tempe, Arizona 85281, and our telephone number is (602) 850-5000. Our website address is www.limelightnetworks.com. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of December 31, 2007, we had 1,157 active customers and had a presence in 42 countries throughout the world.
     Significant developments for us in 2007 included our Initial Public Offering or IPO which occurred on June 8, 2007 in which we sold and issued 14,900,000 shares of our common stock and selling stockholders sold 3,500,000 shares of our common stock, in each case at a price to the public of $15.00 per share. The common shares began trading on the NASDAQ Global Market on June 8, 2007. We raised a total of $223.5 million in gross proceeds from the IPO, or approximately $203.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $15.6 million and other offering costs of approximately $4.0 million. In addition, we entered into a major new technology and services agreement with Microsoft under which we will help improve the performance, scalability, and reliability of Internet delivery of media content and online services, including video, music, games, software, and social media, across Microsoft’s global Internet properties. Under the agreement, we agreed to cross-license certain technologies with Microsoft, consider joint development projects in the future, and cooperate on extending and improving our respective technology infrastructures. We have also entered into a five year relationship under which we will continue to provide global media streaming and content delivery services to Microsoft.
     In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we have recorded in 2007. A final judgment has not yet been entered. We are still pursuing a number of equitable defenses, and we recently filed several motions seeking relief from the Court. Akamai has filed motions for summary judgment on our remaining equitable defenses, which we will oppose. We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously; however, we cannot assure you that this lawsuit ultimately will be resolved in our favor. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business.

These adverse outcomes, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in this case, we expect that the litigation will continue to be expensive, time-consuming and a distraction to our management in operating our business. This lawsuit and other ongoing legal proceedings are described under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K,
     We are registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the Securities and Exchange Commission, or the Commission, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports as required by the Exchange Act and the rules and regulations of the Commission. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the Commission maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Limelight Networks Inc., that file electronically with the Commission. The address of this website is http://www.sec.gov.
     Our Internet website address is www.limelightnetworks.com. We make available, free of charge, on or through our Internet website our Periodic Reports and amendments to those Periodic Reports as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this annual report on Form 10-K.
Consumption and Distribution of Rich Media Content Expanding
     Multiple forces have created, and continue to drive, a substantial unmet need to rapidly and efficiently deliver large files and broadcast-quality media to large audiences over the Internet. These forces include the following:
•	Proliferation of broadband Internet connections. According to a 2007 eMarketer report on online video consumption (Online Video: Seeing the Whole Picture, August 2007), the number of U.S. broadband users will increase from 133.4 million in 2006 to over 200 million in 2011. Of them, 91% — or 183 million — will watch online videos. Additionally, Forrester (Top Consumer Broadband Trends for 2008) predicts that during 2008, broadband penetration will rise to more than 58% of U.S. households, or nearly 68 million households. Forrester states that the popularity of broadband among consumers coupled with industry advancements, like increased fiber rollouts and pair-bonding for DSL, mean that more consumers will have access to even faster Internet connections than ever before. This proliferation of broadband Internet connections and increased broadband speeds provides an increasing number of users with the capability to access rich media content efficiently.

•	Consumption of media via the Internet is rivaling consumption via other media channels. The proliferation of broadband Internet has fundamentally changed the way that consumers access and interact with media content. eMarketer (Online Video: Seeing the Whole Picture, August 2007), projects that the number of online video viewers in the United States alone will rise from 114 million in 2006 to 183 million in 2011. This means that by 2011, 61% of U.S. television viewers and 91% of U.S. broadband users will also be regular online video viewers.

•	More interactive and engaging online advertising will drive increased rich media creation and consumption. According to Forrester (US Interactive Marketing Forecast, 2007 to 2012), online video marketing will grow from 2007 to 2012 at a 72% CAGR to reach $7.2 billion. While this number seems large, it represents only 2% of projected advertising spend and 12% of total interactive marketing spend. Additionally, Forrester predicts that improved rich media creation tools, combined with increased consumer broadband adoption, will boost spend on interactive and rich media display ads to almost $6 billion in 2012.

•	Consumers desire on-demand access to a broad range of personalized media content. Through technologies like Internet search, personal digital video recorders, video-on-demand and social media platforms, consumers are increasingly accustomed to immediate, on-demand access to media content, including videos, music and photos provided by media or content providers or by users themselves.

•	Proliferation of Internet-connected devices. The proliferation of devices that are capable of connecting to the Internet, such as MP3 players, mobile phones and videogame consoles, has given users even more control and flexibility over how and where they access and use media content from the Internet.
     Content providers have recognized this evolving shift in consumer behavior and the consumption of rich digital media. Television, music, radio, newspaper, magazine, movie, videogame, software and other traditional and emerging media companies all have or are developing large libraries of rich media and video content. The broad reach provided by the Internet allows these content providers to distribute their content through content aggregators or directly to consumers. The Internet also enables content providers to offer their entire content libraries to consumers. As a result, content providers are able to monetize a much larger portion of their media content libraries than has been possible under offline, non-Internet modes of distribution.
Alternatives for Delivering Rich Media Content over the Internet
     Companies looking to deliver rich media content to users via the Internet have two primary alternatives: deliver content using basic Internet connectivity, in some cases with significant investment in additional infrastructure, or utilize a CDN.
Content Delivery via Basic Internet Connectivity
     Basic Internet connectivity is capable of delivering media content to users, but is ill-suited for delivering the large media files and broadcast-quality media that are commonplace today. The Internet is a complex network of networks that was designed principally to connect every Internet network point to every other Internet network point via multiple, redundant paths. To reach a given user, content from a provider’s website must normally traverse multiple networks. These networks include those of the website’s Internet service provider, or ISP, one or more Internet backbone carriers — each of which provides a network of high-speed communication lines between major interconnection points — and the user’s ISP. At any point along this path, data packets associated with the website’s content can be lost or delayed, impeding the transfer of data to the user. Internet protocols are designed to reliably transport data packets, but are not designed to ensure end-to-end performance. These protocols are effective for delivery of many types of traditional content, but are often ineffective for delivery of rich media content. When data packets are lost or delayed during the delivery of rich media content, the result is noticeable to users because playback is interrupted. This interruption causes songs to skip, videos to freeze and downloads to be slower than acceptable for demanding consumers. This lack of performance and its dramatic effect on user experience make the delivery of rich media content via the basic Internet extremely challenging.
     In response, some content providers have chosen to invest significant capital to build the infrastructure of servers, storage and networks necessary to bypass, to the extent possible, the public Internet “cloud”. This substantial capital outlay and the development of the expertise and other technical resources required to manage such a complex infrastructure can be time-consuming and prohibitively expensive for all but the largest of companies.
Content Delivery via Content Delivery Networks
     A CDN offloads the delivery of content from a media provider’s central website infrastructure to the CDN’s service delivery infrastructure. In general, the infrastructure of a CDN is composed of hundreds or thousands of servers distributed at various points around the Internet, linked together by software that controls where media content objects are stored and how they should be delivered to end-users. Deploying content objects in numerous, distributed locations can reduce the network distance between users and the media content they seek, reducing the potential for performance-inhibiting network congestion. The architecture of early CDNs reflected the importance and prevalence, at the time, of web page objects such as photos and graphics. Early CDNs typically deployed small server clusters in a large number of locations, relied on the public Internet to connect the clusters, and stored only the most popular content objects in their local caches, which are computing resources used to store frequently accessed data for rapid access. Because each server cluster was small, with few servers available for the storage and delivery of content, and with rarely more than a single network connection, some early CDNs employed optimization algorithms in an effort to effectively manage and allocate these relatively scarce resources.
     When a requested content object is unavailable on the server cluster, a cache miss, which is a failed attempt to acquire a requested content object in a local cache, occurs. To handle a cache miss, early CDNs were required to access the missing object over the Internet from the content provider’s servers. A cache miss, and the time required to obtain the missing object over the Internet, degrades the end-user’s experience and increases the computing resource cost of servicing the end-user’s request. As the consumption of rich media has grown, the requirement to cache a sufficient number of media objects to guarantee a high-quality end-user experience at an efficient price has strained the architecture of early CDNs.
The New Requirements for Delivering Rich Media Content
     We believe the unique characteristics of rich media content delivery and the rapid growth of rich media consumption have created a new set of technical, management and economic requirements for businesses seeking to deliver rich media content. These requirements include the following:
•	Delivering a consistent high-quality media experience. User experience is critical for content providers because consumers increasingly expect a high-quality experience, will not tolerate interruptions or inconsistency in the delivery of content, and may never return to a particular media provider if that provider is unable to meet their expectations. A media stream, for example, should begin immediately and play continuously without interruption every time a customer accesses that stream.

•	Delivering expansive content libraries of rich media. Consumers, particularly those who are accustomed to broadband-enabled Internet services such as high-quality television and radio, increasingly demand the ability to consume any form of media content online. To meet this demand, traditional media companies are moving their enormous libraries of content, such as television shows and movies, online. At the same time, emerging content businesses, such as user-generated content companies, are creating expansive libraries of rich media. Users expect a consistent media experience across every title in these large libraries, for each title regardless of its popularity, each time it is viewed.

•	Ability to scale content delivery capacity to handle rapidly accelerating demand and diversity of audience interest. Content providers also need to scale delivery of their content smoothly as the size of their audience increases. When a large number of users simultaneously access a particular website, the content provider must be able to meet that surge in demand without making users wait. Rapidly accelerating demand can be related to a single event, such as a major news or sporting event, or can be spread across an entire library of content, such as when a social media website surges in popularity.

•	Reliability. Throughout the path data must traverse to reach a user, problems with the underlying infrastructure supporting the Internet can occur. For instance, servers can fail, or network connections can drop. Avoiding these problems is important to content providers because network, datacenter, or service provider outages can mean frustrated users, lost audiences and missed revenue opportunities.

•	Flexibility and manageability. Content providers are making significant investments in preparing their media libraries for delivery over the Internet. Once content is ready for Internet distribution, content providers must be able to support a wide range of formats, begin to distribute their content quickly, and monitor their delivery activities.

•	Managing delivery costs. Managing the cost of content delivery is important for content providers so that they can maximize profits. As a result, the combination of major capital outlays and operating expenditures required to build and maintain large server clusters, peak period capacity, extensive Internet backbone networks and multiple connections to global broadband access networks is simply not practical for most companies. As users increasingly demand access to large files and media streams, the infrastructure costs associated with providing this content are rising.
     The capital, expertise, and other managerial effort necessary to meet these requirements can be challenging. As demand for the delivery of rich media content increases, these challenges will become increasingly difficult to meet. We believe, therefore, that there is a significant opportunity for an outsourced Internet content delivery network optimized for the delivery of rich media content.
The Limelight Networks Solution for Rich Media Content Delivery
     We are a provider of high-performance content delivery network services. We deliver content for traditional and emerging media companies, or content providers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame and software industries. We designed our delivery solution specifically to handle the demanding requirements of delivering rich media content over the Internet. Our solution enables content providers and aggregators to provide their end-users with high-quality experiences across any media type, library size, or audience scale without expending the capital and developing the expertise needed to build out and manage their own networks.
     In designing and building our content delivery network, we built and deployed a globally-distributed network of thousands of servers specially configured for the delivery of rich media content with the following design advantages:
     Densely Configured, High-Capacity Architecture. Our network infrastructure consists of dense clusters of specially configured servers organized into large, logical CDN locations. The extensive storage capacity of these logical CDN locations leads to fewer cache misses than would occur in an early CDN architecture and provides maximum scalability and responsiveness to surges in end-user demand.
     Many Connections to Other Networks. Our logical CDN locations are directly connected to hundreds of user access networks, which are computer networks connected to end-users. In addition, for dedicated connectivity between our logical CDN locations, we lease our own private optical backbone and metro area networks. Lastly, our infrastructure has multiple connections to the Internet. In combination, these connections enable us to frequently bypass the often-congested public Internet, improving the speed of content delivery.
     Intelligent Software to Manage the Network. We have developed proprietary software that manages our content delivery system. This software intelligently manages the delivery of content objects, storage and retrieval of customer content libraries, activity logging and information reporting.

     Flexibility to Meet Varying Customer Demands. We support both download and streaming deliveries, and do so across what we believe is one of the broadest range of formats in our industry, including Adobe Flash, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media.
     All of the elements of our network work seamlessly together. Content providers either upload content directly to us or store it on their own web servers. Upon request from an end-user, we distribute that content to one or more massive storage server clusters which feed hundreds of specially configured servers at each content delivery location around the world. The content is then delivered directly to end-users through our relationships with over 800 broadband Internet service providers, or over the public Internet if appropriate. Our customers compensate us for this service by paying us on a per-gigabyte basis, or on a variable basis based on peak delivery rate for a fixed period of time, as our services are used.
Key Benefits of the Limelight Networks Solution
     Our content delivery network architecture and service offering were designed and built specifically to meet the demands of rich media content delivery. We are able to deliver the following customer benefits:
High Quality User Experience
     We enable content providers to bypass much of the congestion typically experienced in the busy public Internet and deliver rich media content directly to their audiences. This allows our customers to deliver engaging and reliable experiences to end-users around the world. We accomplish this by delivering content from globally distributed servers that are directly connected to over 800 broadband access networks — the networks that users connect with to reach the Internet. Tying it all together is a high-speed, dedicated global optical network that interconnects our thousands of servers and provides just-in-time delivery of any part of a customer’s library.
High Scalability Across the Four Dimensions of Delivery
     At the technology level, our success is predicated on a high-speed, highly scalable global network that has been designed to address four dimensions of delivery — object size, library size, audience size and object popularity. For each dimension, our supporting technology takes an innovative approach:
•	Object size. Our network was designed with extensive storage capacity and substantial computing power to handle the demands of delivering massive media files to users around the world.

•	Library size. Our regional content delivery centers use a multi-tiered cache architecture to store large content libraries for immediate access.

•	Audience size. The current global delivery capability of our network exceeds 1.5 terabits per second, enabling us to respond instantly to surges in end-user demand from large global audiences.

•	Object popularity. Our CDN ensures that every object in a content library — whether the most popular title or the least popular — will be consistently available to users, on demand.
High Reliability
     Our distributed CDN architecture, managed by our proprietary software, seamlessly and automatically responds in real time to network and datacenter outages and disruptions. All of our content delivery network locations are interconnected via our global optical network and also connected to multiple Internet backbone and broadband Internet service provider networks. Additionally, each location has multiple redundant servers, enabling us to continue serving content even if a network connection or server fails. Automatic failover and recovery not only provide uninterrupted customer service but also simplify network maintenance and upgrades.
Comprehensive Solution
     Enabled by a broad range of innovative products and services, customers can reach their audiences in two ways: via streaming delivery, which allows the simultaneous delivery and viewing of rich media such as live events and on-demand content; and via object delivery, for distributing such content as high-quality video and music, games, social media and software downloads. We can also create customized, private CDNs to meet the specific needs of highly customized content delivery requirements, including enabling Software as a Service (SaaS) businesses, public sector entities and corporate organizations for whom security and privacy are paramount. We support a broad variety of formats including Adobe Flash, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media. In addition, our value-added services include a web-based customer portal that provides management information reports and a download manager that simplifies the downloading process for the end user. We can begin delivery services for a new customer within days of a customer placing an order.
Low Capital Investment
     Our customers can take advantage of our robust network to handle their rich media content delivery needs without having to invest in expensive equipment, software licenses, or support and maintenance costs. Customers benefit from the lower cost associated with the delivery of content using our infrastructure, which is designed specifically for delivering rich media content, and the expertise we have acquired from serving our customers. Our customers pay for the traffic we deliver for them, and they have the flexibility to purchase additional delivery capacity at any time to support their changing business needs.
Services
     Our services are purpose-built for the delivery of digital media to large, global audiences. Our primary services are the following:
•	LimelightDELIVER — HTTP distribution of large and small media objects to global audiences;

•	LimelightSTREAM — Fast, reliable and scalable streaming delivery; and

•	LimelightCUSTOM-Private CDN’s tailored for customer needs requirements.
     A customer typically chooses LimelightDELIVER for digital media files, such as purchased movies and games, or standard http objects, such as gifs and jpegs, which are destined to reside, either permanently or for some period of time, on a user’s computer or other device. A customer typically chooses LimelightSTREAM for live events, Internet radio services, and other content that is not intended to reside on the user’s device for even a short period of time. A customer typically chooses LimelightCUSTOM if it has one or more unique requirements that are not commonly supported by CDNs, such as the need to execute proprietary software from the edge servers of the CDN. In many cases, a customer will choose more than one of these services, utilizing different services for different content types or services.
LimelightDELIVER and LimelightSTREAM
     LimelightDELIVER provides HTTP/web distribution of digital media files such as video, music, games, software and social media.
     LimelightSTREAM provides on-demand and/or live streaming for all major formats including Adobe Flash, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media. When media files are streamed to an end-user, the files are not stored on the user’s computer, but rather are received directly and played by the user’s media player software in real-time.
     The following are additional options for customers of our LimelightDELIVER and LimelightSTREAM services:
     Advanced reporting and control
     A flexible customer portal called the Limelight User eXchange, or LUX, provides detailed information to help customers analyze their operations. A robust set of reports allow customers to monitor various aspects of their streaming or content delivery, such as object-level details, bandwidth and storage utilization, most requested content, and minutes listened or watched on each stream. Customers can request raw logs every 24 hours or live logs every 15 minutes, both of which are delivered in industry-standard format. For LimelightDELIVER, LUX provides download receipts which allow customers to receive and parse data about each file transaction, including details such as date, time, total bytes delivered, download time, and client IP address.
     LUX also enables customers to control how we publish and present their content. For example, to maintain content freshness or for managing exceptions, the Purge Utility allows authorized individuals to delete content cached across our CDN. Multi-user access and permission controls give customers the ability to limit access to reporting only, or to reporting and control functions.
     MediaVault
     We offer a highly scalable security option that protects customers’ content from unauthorized access. With MediaVault, customers can associate a protected URL for each user and/or each request as part of the download URL. This allows customers to provide authorized users access to content without having to modify the content itself for each user. It also helps to prevent abuse from spiders, bots, and deep linking. Additional MediaVault controls include settings for start and stop dates/times, perfect for time-sensitive content and the ability to limit access for Windows Media streams to a block of IP addresses. Because the system is token-based, it avoids unwanted three-way handshakes, common to other methods of authentication that can lead to server latency.

     FLV Seek
     With FLV Seek, customers can give their users more flexibility in how they play Flash Video files. For example, if they want to skip the first half of the video and start at the halfway point, only the second half of the file will be downloaded—providing faster access to desired content and reducing the size of the download.
     Headers
     In customer-origin configurations, the Headers feature enables customers to set business rules for how long their files remain in cache on our CDN, especially useful for highly volatile content. Since the Header settings are on the customer’s server, the customer is always in control.
     Geo Reporting
     With the Geo Reporting option, customers can assess traffic at the global, continent or city-by-city levels. Customers may view geographic information in a selection of table and map formats, including color-coded maps that show customers the active spots around the world. Customers may choose to display all geographies at once or only the top 10 locations. As with the LUX Reporting service, customers can compare locations based on number of requests, bytes sent, and total seconds, or as a percent of total volume. Customers may view the map to see data associated with that location, or click for more detail by country, state, or city. With quick and easy views of traffic data in different geographies, customers are in a position to determine and deliver targeted content and advertising to audiences around the world.
     Geo-Compliance
     The Geo-Compliance option uses a geo-IP database to match requestors’ IP address with predefined rule sets. This makes it easy to ensure that customers’ content is not accessible outside of a defined geographic area—ideal for managing media licenses with geographic restrictions. For sites where advertising is a primary driver, Geo-Compliance can help a customer constrain its audience to the target geography of the customer’s site’s advertisers.
     User-generated content
     We make it easy to add user-generated content to customers’ sites—in the customers’ choice of major media formats, including Windows Media, Flash, RealPlayer, QuickTime, and 3GPP. Starting with a customer’s source content, a customer can define its workflow: choose its encoding/transcoding profile, specify one or more target formats, set the bit rate, and specify the destination sites or devices—and the customer’s media is transformed and published automatically. As part of the workflow, a customer can also choose to generate thumbnails, create titles, or add watermarks to video content. Customers can customize the included workflow templates, or build their own.
LimelightCUSTOM
     Our Custom CDN provides customized content delivery deployments and solutions, built with some or all of our standard CDN components, but in a configuration unique to the customer. A typical Custom CDN solution includes specific servers and related resources dedicated to a particular customer so that custom applications or services may be placed on our network along with the customer’s digital media content. Our Custom CDN offerings also include Limelight professional services for implementing and managing the solution.
Complementary Partner Services
     As a leader in the industry, we have attracted a list of partners that use our network to enhance their own service offerings. Additionally, these partners offer services that complement our core offerings. These partner services include digital rights management, content management systems, advertising insertion, content encoding and transcoding, e-commerce systems and managed hosting.
Technology
     We have developed an innovative system for Internet-based delivery of digital media, based on a content delivery network built specifically for large media files, high bit-rate media streams, expanding content libraries and global audiences. This system and technology platform has the following key elements:
Globally-Deployed Servers

•	We have built and deployed a globally distributed network of more than 7,000 servers specially configured for the delivery of rich media content at 62 points of presence, or POPs, and 19 logical CDN locations, or a group of POPs, in the U.S., Europe and Asia. Distributing servers around the world can eliminate much of the Internet congestion and inconsistent network performance that would otherwise affect the delivery of content. This reduces or eliminates the visible symptoms of poor Internet performance, including slow start times and stopping or skipping during playback.
Densely-Configured, High-Capacity Architecture
•	Our architecture consists of dense clusters of specially-configured edge servers and storage servers deployed at each POP. A logical CDN location is provisioned with hundreds of edge servers, which users connect to and which store our customers’ most popular content files. A logical CDN location also contains one or more intermediate storage systems, which act as large, deep media file caches and store less frequently requested content files. When an edge server in the logical CDN location needs a file that it does not have, it can often retrieve that object from the intermediate storage system, rather than from a customer’s website servers or from another location in our system. These retrievals from intermediate storage systems are very fast, because they occur across a local area or metro area ethernet network, rather than across our backbone or across the public Internet. This architecture enables us to maximize the amount of content stored at each CDN location without requiring that we store every content file on every edge server.

•	We have configured each of our CDN locations to connect with hundreds of networks. They are also equipped with the capacity to support additional network connections as needed. This design allows us to provide maximum scalability and responsiveness as end-user demand increases. In addition, any server within a CDN location can send and receive data via any network at that location. This “any-to-any” capability allows us to use our network connections to the greatest extent possible, without having to simultaneously optimize servers and networks, as some CDNs do. Each of our edge servers has access to whichever locally attached network is best for each delivery.
Connectivity
•	In aggregate, our logical CDN locations are directly connected to over 800 broadband Internet access networks around the world. Whenever possible, we use these interconnections to place content objects directly on users’ access networks, which means those users’ requested files reach them without ever traversing the public Internet. We believe that there is no faster method available for delivering content to a user. More than half of our total content delivery volume is delivered in this fashion.

•	When we are not connected directly to the user’s broadband Internet access provider, we use commercial Internet carriers to deliver content objects to the user’s broadband provider. We maintain commercial relationships with many of the world’s largest Internet carriers, including AT&T, Deutsche Telekom, France Telecom and Global Crossing, with multiple commercial Internet carrier connections at each of our CDN locations.

•	Our CDN locations in the United States and Europe are connected together via a dedicated optical backbone, which we operate, that includes redundant 10 gigabit per second connections to every location. Our logical CDN locations in Asia are connected to our U.S./Europe network via managed circuits. By connecting all of our locations with a network infrastructure that we operate and on which we manage the traffic flows (rather than relying on the often-congested public Internet), we are able to rapidly move objects around our network when needed to service user requests. Also, using our own network, rather than relying on the public Internet, means that the stream our edge server acquires will be as high-quality as the stream we receive from our customer.
Intelligence
•	We have developed proprietary software that manages our content delivery system. This software consists of several components:

—	Edge server software for managing download and streaming delivery of content objects;

—	Software for assigning resources within our infrastructure and for systematically improving our infrastructure over time as our customers and infrastructure components change;

—	Intermediate cache server systems and software for storing customer content libraries; and

—	Customer portal and customer reporting software.
Flexibility
•	Using our proprietary edge server software, we handle both download and streaming deliveries across what we believe is one of the broadest range of formats in our industry, including Adobe Flash, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media.
Business Segments and Geographic Information
     We operate in one business segment: providing content delivery network services. We operate in three geographic areas— the United States, Europe and Asia Pacific. For the years ended December 31, 2007, 2006 and 2005, approximately 13%, 8% and 5%, respectively, of our total revenues was derived from our operations outside the United States, of which 12%, 8% and 5% of overall revenues, respectively, was derived from Europe. No single country outside of the United States accounted for 10% or more of our revenues in any of such years. For more segment and geographic information, including revenue from customers, a measure of profit or loss and total assets for each of the last three fiscal years, see our consolidated financial statements included in this annual report on Form 10-K, including Note 16 thereto.
Sales, Service and Marketing
          Our sales and service professionals are located in 3 offices in the United States with additional locations in Europe and Asia. We sell our services directly through our telesales and field sales forces. We also have customers who incorporate our services into their offerings and function as resellers, as well as other distribution partners. We target media, high tech, enterprise and government agencies and other providers of online media content through our:
•	Telesales force. Our telesales force is responsible for managing direct sales opportunities within the mid-market within North America.

•	Field sales force. Our field sales force is responsible for managing direct sales opportunities in major accounts in North America, Europe and the Asia Pacific region.

•	Distribution partners. We have certain customers who incorporate our services into their offerings, and we also maintain relationships with a number of resellers and distribution partners.
     Our sales and service organization includes employees in telesales and field sales, professional services, account management and solution engineering. As of December 31, 2007, we had approximately 115 employees in our sales and support organization, including 47 telesales and field sales representatives whose performance is measured on the basis of achievement of quota objectives. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train and retain sufficient sales, technical and global services personnel, and how well we establish and maintain our strategic alliances. We believe that the complexity of our services will continue to require a number of highly trained global sales and services personnel.
     To support our sales efforts and promote the Limelight brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, on-line advertisements, participation at trade shows, strategic alliances and on-going customer communication programs. As of December 31, 2007, we had 6 employees in our global marketing organization, which is a component of our sales and support organization.
Customers
     Our core set of customers are media, software, web 2.0, enterprises and government agencies and other providers of online media content. As of December 31, 2007, we had 1,157 active customers worldwide, including many top names in the fields of video, digital music, new media, games, rich media applications and software delivery. Based on 2007 revenue, our largest customers in each of these fields included:
•	Video: MSNBC, Walt Disney Group, Amazon, Viacom.

•	Music: ABC Radio, Rhapsody

•	Games: Microsoft (XBOX), Valve Corporation, Electronic Arts, Sony

•	Software: Microsoft, Oracle.

•	Social Media: MySpace.com, Daily Motion.
     One customer, Microsoft, accounted for more than 10% of our revenue for the year ended December 31, 2007. For the year ended December 31, 2006, we had one customer, CDN Consulting, which acted as a reseller of our services primarily to MySpace.com, who accounted for more than 10% of our revenue. No customer accounted for more than 10% of our revenue in 2005.
Competition
     The content delivery network market is highly competitive and is characterized by constantly declining prices and multiple types of vendors offering varying combinations of computing and bandwidth to content providers. A few of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances, and substantially greater financial, technical and marketing resources than we do. Our primary competitors include content delivery service providers such as Akamai, Level 3 Communications and Internap Network Services Corporation, which acquired VitalStream. Also, as a result of the growth of the content delivery market, a number of companies are attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Internationally, we compete with local content delivery service providers, many of which are very well positioned within their local markets.
     We believe that the principal competitive factors affecting the content delivery market include such attributes as:
•	Performance, as measured by file delivery time and end-user media consumption rates;

•	Scalability; both in terms of average capacity and special event capacity;

•	Proprietary software designed to efficiently locate and deliver large media files;

•	Ease of implementation;

•	Flexibility in designing delivery systems for unique content types and mixes;

•	Reliability; and

•	Cost efficiency.
     While a few of our current competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do, we believe that we compete favorably on the basis of these factors, taken as a whole. In particular, we believe that our core focus on solving the unique challenges associated with the delivery of massive media files has made our service offerings compete strongly in the areas of performance and scalability, which are two of the most critical elements involved in the delivery of rich media content over the Internet.
Research and Development
     Our research and development organization is responsible for the design, development, testing and certification of the software, hardware and network architecture of our content delivery network system. As of December 31, 2007, we had 23 employees in our research and development group, substantially all of whom were located at our headquarters in Tempe, Arizona. Our engineering efforts support product development across all major types of rich media content, including videos, music, games, software and social media, in various file formats and protocols such as Adobe Flash, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media. We test our system to ensure scalability in times of peak media demand. We use internally-developed and third-party software to monitor and to track the performance of our network in the major Internet consumer markets around the world where we provide services for our customers. Our research and development expenses were approximately $5.5 million in 2007, $3.2 million in 2006 and $0.5 million in 2005, including stock-based compensation expense of approximately $2.8 million in 2007 and $1.7 million in 2006. We believe that the investments that we have made in research and development have been effectively utilized. In the future, we anticipate that our research and development expenditures will increase in absolute dollars and increase as a percentage of our revenue.
Intellectual Property
     Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations and contractual protections.
     As of December 31, 2007, we have received 1 patent in the United States and we have 15 patent applications pending. We have 54 pending applications in foreign countries and 2 patent applications filed under the Patent Cooperation Treaty awaiting possible entry into the regional or national phase. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.
     We have received 3 trademarks and have 4 pending trademark applications in the United States. Our name, Limelight Networks,

has been filed for multiple classes in the United States, Australia, Canada, the European Union, India, Japan, South Korea and Singapore. We have 16 pending trademark applications in foreign countries and 8 non-U.S. trademark applications have issued. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.
          We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including physical and electronic security, contractual protections with employees, contractors, customers and partners; and domestic and foreign copyright laws.
          Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights and licenses and confidentiality agreements, there is risk that unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Further, expansion of our business with additional employees, locations and legal jurisdictions may create greater risk that our trade secrets and proprietary rights will be harmed. If we fail to effectively protect our intellectual property and other proprietary rights, our business could be harmed.
     Third parties could claim that our products or technologies infringe their proprietary rights. The Internet content delivery industry is characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that infringement claims may further increase as the number of products, services, and competitors in our market increases. Further, continued success in this market may provide an impetus to those who might use intellectual property litigation as a weapon against us.
          As described under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K, we are currently party to two separate lawsuits alleging aspects of our CDN infringe upon third-party patent rights. In one matter, Akamai Technologies, Inc. v. Limelight Networks, Inc., a jury returned a verdict in February 2008 against us finding we infringed four claims of one patent at issue in that lawsuit, and awarded damages of approximately $45.5 million plus pre-judgment interest estimated to be $2.6 million. We are pursuing a number of equitable defenses and we have also filed several motions with the court seeking relief from the jury verdict. We continue to believe the claims of infringement asserted against us are without merit and that the jury verdict is incorrect. We will continue to defend this lawsuit vigorously, but we cannot provide any assurance that the lawsuit will ultimately be resolved in our favor. In December 2007, Level 3 Communications, LLC filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging we infringe three patents owned by it. We believe the infringement claims in this lawsuit are also without merit, and we will defend the action vigorously. Please refer to the “Legal Proceedings” section of this report referred to above for more detailed information about these two lawsuits.
          As we gain greater visibility and market exposure as a public company, we are likely to face an increased risk of being the subject of intellectual property infringement claims from other third parties.
Employees
          As of December 31, 2007, we had 239 employees, including 121 in sales and marketing, 73 in network engineering and operations, 23 in research and development and 22 in general and administrative. Of these employees, 217 are based in the United States, 12 are based in the United Kingdom and 10 are based in Japan. In addition, we have 1 sales and marketing consultant based in Singapore. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting and retaining qualified employees, but there is no assurance that we will continue to be successful in the future.
Executive Officers
          Our executive officers and their ages and positions as of March 1, 2008 are as follows:

Name	Age	Position
Jeffrey W. Lunsford	42	President, Chief Executive Officer and Chairman
Nathan F. Raciborski	40	Co-Founder, Chief Technical Officer and Director
Michael M. Gordon	51	Co-Founder and Chief Strategy Officer
Matthew Hale	54	Chief Financial Officer
David M. Hatfield	39	Senior Vice President of Worldwide Sales, Marketing and Services
Philip C. Maynard	53	Senior Vice President, Chief Legal Officer and Secretary
     Jeffrey W. Lunsford has served as our President, Chief Executive Officer and Chairman since November 2006. Prior to joining us, Mr. Lunsford served as Chairman and Chief Executive Officer of WebSideStory, Inc., now known as Visual Sciences, Inc., a provider of real-time data analytics and visualization applications, from April 2003 to November 2006. Prior to that, he served as the Chief Executive Officer of TogetherSoft Corporation, a software development company, from September 2002 to February 2003, and as the Senior Vice President of Corporate Development of S1 Corporation, a provider of customer interaction software for financial and payment services, from March 1996 to August 2002. He also currently serves on the board of directors of

Midtown Bank and Trust Company. Mr. Lunsford received a B.S. in Information and Computer Sciences from the Georgia Institute of Technology.
     Nathan F. Raciborski, one of our Co-Founders in June 2001, has served as our Chief Technical Officer since June 2001 and as a director since July 2006. Prior to co-founding Limelight, Mr. Raciborski was the Co-Founder and Chief Technical Officer of Aerocast, Inc., from 1999 to 2000. In 1997, he co-founded Entera and served on its board of directors until it was acquired by Cacheflow in 2000. In 1993, Mr. Raciborski co-founded and served as President, Chief Executive Officer and Director of Primenet Services for the Internet, which later merged with GlobalCenter, Inc. where he served as President and Director. GlobalCenter was acquired in 1997 by Frontier Communications, Inc., where he served as President of Network Services until 1998. He also currently serves as a managing member of Cocoon Capital, LLC, a private venture fund.
     Michael M. Gordon, one of our Co-Founders in June 2001, has served as our Chief Strategy Officer since January 2005. Prior to joining us in a full-time capacity, Mr. Gordon served as a Consulting Expert to Keller Rohrback PLC, a law firm, from January 2003 through April 2004. Prior to that, he served as Co-founder and Chief Executive Officer of Axient Communications, Inc. from January 1999 through October 2002. Mr. Gordon received a B.S. in Finance from Ohio State University.
     Matthew Hale has served as our Chief Financial Officer since December 2006. Prior to joining us, Mr. Hale served as President of S1 Corporation, a provider of customer interaction software for financial and payment services, from October 2005 to November 2006. He also previously served in several senior financial positions at S1 Corporation from April 2000 to March 2006, most recently as Chief Financial Officer from September 2001 to March 2006. Prior to that, from 1995 to 2000, Mr. Hale served as Chief Financial Officer of CCI-Triad Systems, Inc., a provider of enterprise inventory control and point of sale systems. Mr. Hale also spent over eight years with the accounting firm of Ernst & Young LLP (formerly, Ernst & Whinney). He is a member of the California and American Institutes of Certified Public Accountants. Mr. Hale received a B.B.A. in Accounting from Idaho State University.
     David M. Hatfield has served as our Senior Vice President of Worldwide Sales, Marketing and Services since March 2007. Prior to joining us, Mr. Hatfield served as Vice President-General Manager of Symantec Professional Services for the Americas at Symantec Corporation from September 2006 to March 2007 and as the Vice President of Sales, Western Area, at Symantec from April 2005 to September 2006. Prior to that, from December 2003 to April 2005, Mr. Hatfield served as Vice President of Sales of VERITAS Software. From October 2001 to October 2003, he served as the Vice President of Worldwide Field Operations at Reardon Commerce, Inc. (formerly Talaris Corporation). Mr. Hatfield also served in a number of senior sales positions at Akamai Technologies, Inc. from September 1999 to October 2001, most recently as the Director of North America Sales. Mr. Hatfield received a B.S. in Political Science from Santa Clara University.
     Philip C. Maynard has served as our Senior Vice President, Chief Legal Officer and Secretary since October 2007. From August 2004 to October 2006, Mr. Maynard served as Senior Vice President, Chief Legal Officer and Secretary of FileNet Corporation, a provider of data and content management software for managing and sharing information across corporate networks and the Internet, and as Associate General Counsel for IBM Corporation from October 2006 to October 2007, following IBM’s acquisition of FileNet. From March 2004 to August 2004, Mr. Maynard served as Executive Vice President and Chief Legal Officer of SRS Labs, Inc., a leading provider of audio enhancement and integrated circuit solutions. From 2003 to 2004, Mr. Maynard was of counsel with the law firm of Stradling Yocca Carlson & Rauth in Newport Beach, California. From 2000 to 2002, Mr. Maynard served as Vice President & Division General Counsel for Invensys Software Systems, a division of Invensys, PLC, a UK-based engineering firm. From 1997 to 2000, Mr. Maynard was General Counsel for Wonderware Corporation, a leading developer of industrial automation software solutions, which was acquired by Invensys.
Item 1A. Risk Factors
          You should carefully consider the risks described below. These risks are not the only risks that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected which could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time.
Risks Related to Our Business
A jury has determined that we are infringing a competitor’s patent, and an injunction may be entered against us that could force us to cease providing our CDN services.
          In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we have recorded in 2007. A final judgment has not yet been entered. We are still pursuing a number of equitable defenses, and we recently filed several motions seeking relief from the Court. Akamai has filed motions for summary judgment on our remaining equitable defenses, which we will oppose. We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously; however, we cannot assure you that this lawsuit ultimately will be resolved in our favor. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. These adverse outcomes, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in this case, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business. This lawsuit and other ongoing legal proceedings are described under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K,
We may need to defend our intellectual property and processes against patent or copyright infringement claims, which would cause us to incur substantial costs and threaten our ability to do business.
     Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. For example, in June 2006, we were sued by Akamai and MIT alleging we infringed patents licensed to Akamai, and in February 2008 a jury returned a verdict in this case, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we have recorded in 2007. Although a final judgment has not yet been entered, an adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. In addition, in December 2007, Level 3 Communications, or Level 3, filed a lawsuit against us alleging that we are infringing three patents Level 3 allegedly acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint seeks an order permanently enjoining us from conducting our business in a manner that infringes the relevant patents. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. See “Legal Proceeding” in Part I, Item 3 of this annual report on Form 10-K. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:
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
     Our company has only been in existence since 2001. A significant amount of our growth, in terms of employees, operations and revenue, has occurred since 2004. For example, our revenue has grown from $5.0 million in 2003 to $65.2 million in 2006 and to $103.1 million in 2007. As a consequence, we have a limited operating history which makes it difficult to evaluate our business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this annual report on Form 10-K. If we do not address these risks successfully, our business will be harmed.
If we fail to manage future growth effectively, we may not be able to market and sell our services successfully.
     We have recently expanded our operations significantly, increasing our total number of employees from 29 at December 31, 2004 to 239 at December 31, 2007, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include: training new sales personnel to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our content delivery network, or CDN, and administrative infrastructure, systems and processes; addressing new markets; and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.
We currently face competition from established competitors and may face competition from others in the future.
     We compete in markets that are intensely competitive, rapidly changing and characterized by constantly declining prices and vendors offering a wide range of content delivery solutions. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do.
     Our primary competitors include content delivery service providers such as Akamai, Level 3 Communications and Internap Network Services Corporation, which acquired VitalStream. Also, as a result of the growth of the content delivery market, a number of companies are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Given the relative ease by which customers typically can switch among CDN providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
We may lose customers if they elect to develop content delivery solutions internally.
     Our customers and potential customers may decide to develop their own content delivery solutions rather than outsource these solutions to CDN services providers like us. This is particularly true as our customers increase their operations and begin expending greater resources on delivering their content using third-party solutions. For example, MusicMatch was our most significant customer in 2004 and one of our top 10 customers in 2005, but following its acquisition by Yahoo! Inc., MusicMatch’s content delivery requirements were in-sourced and it was not a customer of ours at all in 2006. In 2006, one customer within our top 10 customers, MySpace.com, which was contracted through a reseller of our services, CDN Consulting accounted for approximately 21% of our total revenue for that period. At the end of 2006, MySpace became a direct customer of ours. During 2007, sales to the MySpace.com were approximately 3% of our total revenue. For the year ended December 31, 2007, sales to the reseller CDN Consulting were less than 1% of revenue after this change. If we fail to offer CDN services that are competitive to in-sourced solutions, we may lose additional customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.
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
     Prices for content delivery services have fallen in recent years and are likely to fall further in the future. Recently, we have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2006 we invested $40.6 million in capital expenditures and invested $22.7 million in capital expenditures during 2007, primarily for computer equipment associated with the build-out and expansion of our CDN. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.
     In addition, during 2008 and beyond, we expect to increase our expenses, in absolute dollars, in substantially all areas of our business, including sales and marketing, general and administrative, and research and development. During 2008 and 2009, as we further expand our CDN, and we begin to refresh our network equipment, we also expect our capital expenditures to be generally consistent with the high level of expenditures we made in this area in 2006 and 2007. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:
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
     The market for our CDN services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. For example, during 2007 we introduced our Geo-Compliance paid service option, and we do not yet know whether our customers will adopt this offering in sufficient numbers to justify our development costs. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.
We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from, these customers could significantly harm our results of operations.
     During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2007, sales to our top 10 customers, in terms of revenue, accounted for approximately 45% of our total revenue. During 2006, revenue generated from sales to our top 10 customers, in terms of revenue, accounted for approximately 55% of our total revenue. During 2007 one of these top 10 customers, Microsoft, represented approximately 12% of our total revenue for that period. During 2006, one customer within our top 10 customers, CDN Consulting, which acted as a reseller of our services primarily to MySpace.com, accounted for approximately 21% of our total revenue for that period. At the end of 2006, MySpace became a direct customer of ours. During 2007, sales to the reseller CDN Consulting were less than 1% of revenue after this change. During 2007, sales to MySpace were approximately 3% of our revenue. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.
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
After being profitable in 2004 and 2005, we were unprofitable in 2006 and 2007 primarily due in part to increased stock-based compensation expense and litigation costs, which could affect our ability to achieve and maintain profitability in the future.
     Our adoption of SFAS 123R in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006 and 2007; partially due to an increase in our share-based compensation expense, which increased from $0.1 million in 2005 to $9.2 million in 2006 and further increased to $18.9 million in 2007. This significant increase in share-based compensation expense reflects an increase in the level of option and restricted stock grants coupled with a significant increase in the fair market value per share at the date of grant. Our unrecognized share-based compensation expense totaled $47.4 million at December 31, 2007, of which we expect to amortize $15.0 million in 2008, $15.5 million in 2009 and the remainder thereafter based upon the scheduled vesting of the options outstanding at that time. We further expect our share-based compensation expense to decrease in 2008 and potentially to increase thereafter as we grant additional options or restricted stock awards. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. We have incurred, and will continue to incur, significant costs associated with litigation. These costs were $6.8 million and $3.2 million in 2007 and 2006, respectively, and we expect these costs to increase in 2008.
We generate our revenue almost entirely from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.
     While we offer our customers a number of services associated with our CDN, we generated nearly 100% of our revenue in 2006 and 2007, from charging our customers for the content delivered on their behalf through our CDN. As we do not currently have other meaningful sources of revenue, we are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third-party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.
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
     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and we have only one currently issued patent. Monitoring infringement of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights. We have applied for patent protection in a number of foreign countries, but the laws in these jurisdictions may not protect our proprietary rights as fully as in the United States. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.
Any unplanned interruption in the functioning of our network or services could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.
     Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in approximately 60 third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.
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
     Four members of our senior management team, our President and Chief Executive Officer, Jeffrey W. Lunsford, our Chief Financial Officer, Matthew Hale, our Senior Vice President of Worldwide Sales, Marketing and Services, David M. Hatfield, and our Senior Vice President and Chief Legal Officer, Philip C. Maynard, have been hired since November 2006. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.
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
     We may need to obtain additional funding due to a number of factors beyond our control, including a shortfall in revenue, increased expenses, increase investment in capital equipment or the acquisition of significant businesses or technologies. We believe that our cash, plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 18 months. However, we may need funding before such time. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely. Further, the availability of our current cash will be adversely affected if we are required to provide security for the recent jury verdict in the Akamai trial in connection with a stay of injunction, should an injunction and stay thereof be issued.
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
     We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 121 at December 31, 2007. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.
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
If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
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
     As of December 31, 2007, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 58% of our outstanding common stock, including approximately 37% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
     Our headquarters are located in three buildings with approximately 7,529, 13,341 and 10,696 square feet respectively, of leased office space in Tempe, Arizona. We also lease approximately 8,224 square feet of space for a data center in Phoenix, Arizona. We lease offices in several other locations in the United States, including in or near each of San Francisco California; Chicago, Illinois; and New York, New York. We also lease offices in Europe and Asia in or near the following cities: London, England and Tokyo, Japan. We believe that we will need additional space within the next 12-18 months in Tempe, Arizona and we have ample options in the Tempe area to expand our use of facilities space.
Item 3. Legal Proceedings
     In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against us in the U.S. District Court for the District of Massachusetts alleging that we were infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, U.S. Patent No. 6,553,413 (“the ‘413 patent”) and U.S. Patent No. 6,108,703 (“the ‘703 patent”). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent, U.S. Patent No. 7,103,645 (“the ‘645 patent”). The two matters were consolidated by the Court. In addition to monetary relief, including treble damages, interest, fees and costs, the consolidated complaint sought an order permanently enjoining us from conducting our business in a manner that infringes the relevant patents. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. The Court held a claim construction hearing, known as a Markman hearing, in May 2007 and issued a claim construction order in June 2007. A trial date was set for February 2008.
     Prior to trial, the Court granted Limelight’s motion for summary judgment of non-infringement of the ‘413 patent, and Akamai agreed to entry of a judgment that Limelight does not infringe the ‘645 patent. A three-week jury trial was held in February 2008 regarding the remaining claims of infringement of the ‘703 patent. On February 28, 2008, the jury returned a verdict finding that Limelight infringed four claims of the ‘703 patent and rejecting Limelight’s invalidity defenses. The jury awarded Akamai $40,102,000 in lost profits, $1,424,946 in reasonable royalties, and $4,000,000 in price erosion damages, plus pre-judgment interest estimated to be $2.6 million.
     A final judgment has not yet been entered. Limelight is still pursuing its affirmative defenses of laches, equitable estoppel, unclean hands, and inequitable conduct. In addition to pursuing these equitable defenses, on March 14, 2008, Limelight filed several motions seeking relief in the District Court from the jury verdict, including a Renewed Motion for Judgment as a Matter of Law, a Motion for a New Trial, and a Motion for Judgment of Obviousness. On March 12, 2008, Akamai filed motions for summary judgment on Limelight’s remaining equitable defenses, which Limelight will oppose.
     We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously; however, we cannot assure you that this lawsuit ultimately will be resolved in our favor. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in this case, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business.
     In August 2007, we, certain of our officers and current and former directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits filed in the U. S. District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserts causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased our common stock in our initial public offering and/or pursuant to our Prospectus. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the loss of revenue related to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims. Although we believe that we and the individual defendants have meritorious defenses to the plaintiffs’ claims and intend to contest the lawsuits vigorously, an adverse resolution of the lawsuits may have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, there is no provision for these lawsuits in our financial statements.

     In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we are infringing three patents Level 3 allegedly acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint seeks an order permanently enjoining us from conducting our business in a manner that infringes the relevant patents. Discovery has begun, but the schedule for the case has not yet been set by the Court.
     While we believe that the claims of infringement asserted against us by Level 3 in the present litigation are without merit and intend to vigorously defend the action, we cannot assure you that this lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in our litigation, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business.
     From time to time, we also may become involved in legal proceedings arising in the ordinary course of our business.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock, par value $0.001 per share, has traded on The NASDAQ Global Market under the symbol “LLNW” since June 8, 2007. Prior to June 8, 2007, we were a privately held company and our common stock was not traded on a principal United States Market or Exchange.
     The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The NASDAQ Global Market:

	High	Low
2007:
Second Quarter (beginning June 8, 2007)	$24.33	$15.13
Third Quarter	$23.82	$6.72
Fourth Quarter	$13.68	$6.70
Holders
     As of March 12, 2008, there were 82 holders of record of our common stock.
Dividends
     We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. We did not repurchase any equity securities in 2007.
Use of Proceeds from Initial Public Offering of Common Stock
On June 8, 2007, we completed an initial public offering of our common stock in which we sold and issued 14,900,000 shares of our common stock and selling stockholders sold 3,500,000 shares of common stock, in each case at a price to the public of $15.00 per share. The common shares began trading on the NASDAQ Global Market on June 8, 2007. We raised a total of $223.5 million in gross proceeds from the IPO, or approximately $203.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $15.6 million and other offering costs of approximately $4.0 million. On June 14, 2007, approximately $23.8 million of the net proceeds were used to repay in full the outstanding balance of our equipment financing facility.

STOCK PERFORMANCE GRAPH
     The graph set forth below compares the cumulative total stockholder return on our common stock between June 8, 2007 (the date our common stock began trading on NASDAQ) and December 31, 2007, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on June 8, 2007 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on June 8, 2007 was the closing sales price of $22.18 per share.
     The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
     This graph assumes an investment on June 8, 2007 of $100 in our common stock (based on the closing sale price of our common stock), and in each of such indices (including the reinvestment of all dividends). Measurement points are to the last trading day for each respective period. The performance shown is not necessarily indicative of future performance.

Item 6. Selected Financial Data
     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2003 and the selected consolidated balance sheet data as of December 31, 2003 have been derived from our unaudited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K.

						Limelight
	Limelight Networks, Inc.					Networks, LLC
					Four Months	Eight Months
					Ended	Ended
		Year Ended December 31,			December 31,	August 31,
	2007	2006	2005	2004	2003	2003
	In thousands, except per share amounts
Consolidated Statement of Operations Data:
Revenue	$103,111	$65,243	$21,303	$11,192	$1,677	$3,353
Cost of revenue:
Cost of services(1)	44,802	25,662	9,037	4,834	954	1,909
Depreciation — network	20,739	10,316	2,851	775	84	168

Total cost of revenue	65,541	35,978	11,888	5,609	1,038	2,077

Gross profit	37,570	29,265	9,415	5,583	638	1,277

Operating expenses:

General and administrative(1)	31,827	18,388	4,107	2,147	432	866

Sales and marketing(1)	25,462	6,841	3,078	2,078	345	689

Research and development(1)	5,504	3,151	462	231	51	101

Depreciation and amortization	857	226	100	69	13	25

Provision for litigation (3)	48,130	—	—	—	—	—

Total operating expenses	111,780	28,606	7,747	4,525	840	1,681

Operating income (loss)	(74,210)	659	1,668	1,058	(202)	(404)

Other income (expense):

Interest expense	(1,418)	(1,828)	(955)	(189)	(23)	(46)

Interest income	5,153	208	—	1	—	—

Other income (expense)	(144)	175	(16)	(48)	6	11

Total other income (expense)	3,591	(1,445)	(971)	(236)	(17)	(35)

Income (loss) before income taxes	(70,619)	(786)	697	822	(219)	(439)
Income tax expense (benefit)(2)	2,401	2,591	300	306	(17)	(34)

Net income (loss)	$(73,020)	$(3,377)	$397	$516	$(202)	$(405)

Net income (loss) allocable to common stockholders	$(73,020)	$(3,377)	$240	$351	$(607)	$—

						Limelight
	Limelight Networks, Inc.					Networks, LLC
					Four Months	Eight Months
					Ended	Ended
		Year Ended December 31,			December 31,	August 31,
	2007	2006	2005	2004	2003	2003
	In thousands, except per share amounts
Net income (loss) per common share:
Net income (loss) per common share — basic	$(1.26)	$(0.13)	$0.01	$0.01	$(0.02)	$—

Net income (loss) per common share — diluted	$(1.26)	$(0.13)	$0.01	$0.01	$(0.02)	$—

Weighted average shares used in calculating net income (loss) per common share-basic	57,982	25,597	34,737	34,687	34,618	—

Weighted average shares used in calculating net income (loss) per common share-diluted	57,982	25,597	40,526	38,420	38,420	—

(1)	Includes stock-based compensation as follows:

						Limelight
	Limelight Networks, Inc.					Networks, LLC
					Four Months	Eight Months
					Ended	Ended
	Year Ended December 31,				December 31,	August 31,
	2007	2006	2005	2004	2003	2003
			(In thousands)
Cost of revenue	$1,489	$459	$—	$—	$—	$—
General and administrative	10,653	6,794	94	14	—	—
Sales and marketing	3,948	334	—	—	—	—
Research and development	2,820	1,661	—	—	—	—

Total	$18,910	$9,248	$94	$14	$—	$—

(2)	In 2007 and 2006, approximately $10.5 million and $7.6 million, respectively, in stock-based compensation expense was not deductible for tax purposes by us, which resulted in us incurring income tax expense despite our having generated a loss before income taxes in this period. We expect to continue to incur non-deductible stock-based compensation expense in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation — Income Tax Expense.”

(3)	In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million. A final judgment has not yet been entered. We are still pursuing a number of equitable defenses, and we recently filed several motions seeking relief from the Court.

	Limelight Networks, Inc.
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents and marketable securities, current	$197,097	$7,611	$1,536	$536	$97

Non-current marketable securities	87	285	355	—	—

Working capital (deficit)	154,501	14,596	(1,827)	(695)	(636)

Property and equipment, net	46,968	41,784	11,986	3,018	1,080

Total assets	273,428	74,424	19,583	5,718	2,127

Long-term debt, less current portion	—	20,491	8,809	461	—

Convertible preferred stock	—	45	7	7	3

Total stockholders’ equity	194,037	37,039	1,823	1,239	174

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of this annual report on Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of December 31, 2007, we had 1,157 active customers worldwide. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. Recently however, we have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.
     We primarily derive revenue from the sale of CDN services to our customers. These services include delivery of digital media, including video, music, games, software and social media. We generate revenue by charging customers on a per-gigabyte basis or on a variable basis based on peak delivery rate for a fixed period of time, as our services are used. During 2007 we entered into a multi-element arrangement which generates revenue by providing consulting services related to the development of a Custom CDN solution, through the cross-license of certain technologies, including certain components of our CDN software and technology, and post-contract customer support (PCS) for both the custom CDN-solution and the software component. We also derive some business from the sale of custom CDN services. These are generally limited to modifying our network to accommodate non standard content player software or to establish dedicated customer network components that reside both within our network or that operate within our customers’ network.
     In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we have recorded in 2007. A final judgment has not yet been entered. We are still pursuing a number of equitable defenses, and we recently filed several motions seeking relief from the Court. Akamai has filed motions for summary judgment on our remaining equitable defenses, which we will oppose. We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously; however, we cannot assure you that this lawsuit ultimately will be resolved in our favor. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. These adverse outcomes, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in this case, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business. This lawsuit and other ongoing legal proceedings are described under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K,

     The following table sets forth our historical operating results, as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Consolidated Statement of Operations Data:
Revenue	100%	100%	100%
Cost of revenue:
Cost of services	43	39	42
Depreciation — network	20	16	13

Total cost of revenue	64	55	56

Gross margin	36	45	44
Operating expenses:
General and administrative	31	28	19
Sales and marketing	25	10	14
Research and development	5	5	2
Depreciation and amortization	1	—	1
Provision for Litigation	47	—	—

Total operating expenses	108	44	36

Operating income (loss)	(72)	1	8
Other income (expense):
Interest expense	(1)	(3)	(5)
Interest income	5	—	—
Other income (expense)	—	—	—

Total other income (expense)	4	(2)	(5)

Income (loss) before income taxes	(68)	(1)	3

Income tax expense (benefit)	2	4	1

Net income (loss)	(71)%	(5)%	2%

     Traffic on our network has grown in the last three years. This traffic growth is the result of growth in the number of new contracts, as well as growth in the traffic delivered to existing customers. Our revenue is generated by charging for traffic delivered.
     Historically, we have derived a small portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the years ended December 31, 2007, 2006 and 2005, respectively, revenue derived from customers outside the United States accounted for approximately 12.8%, 8.0% and 5.0% respectively, of our total revenue, of which nearly all was derived from operations in Europe. We expect foreign revenue as a percentage of our total revenues to increase as a percentage of revenue in 2008. Our international business is managed as a single geographic segment, and we report our financial results on this basis.
     During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2007, sales to our top 10 customers, in terms of revenue, accounted for approximately 45% of our total revenue. During 2006, revenue generated from sales to our top 10 customers, in terms of revenue, accounted for approximately 55% of our total revenue. During 2007 one of these top 10 customers, Microsoft, represented approximately 12% of our total revenue for that period. During 2007, we entered into a multi-element arrangement with Microsoft which generates revenue by providing consulting services related to the development of a Custom CDN solution, amortization of prepaid license and amortization of prepaid post-contract customer support (PCS) for both the custom CDN-solution and the software component. Revenue from this multi-element arrangement is being recognized over the term of the software agreement which at December 31, 2007, had 38-months remaining. Our relationship with Microsoft includes a minimum annual traffic commitment which runs through March 2012. During 2006, one customer within our top 10 customers, MySpace.com, which was contracted through a reseller of our services, CDN Consulting accounted for approximately 21% of our total revenue for that period. At the end of 2006, MySpace became a direct customer of ours. During 2007, sales to the MySpace.com were approximately 3% of our total revenue. We anticipate customer concentration levels will decline compared to prior years as our customer base continues to grow and diversify. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to direct and reseller customers accounted for approximately 99% and 1% for the year ended December 31, 2007 compared to 79% and 21% of our revenue in 2006. This significant reduction in the percentage of reseller revenue to total revenue is primarily the result of MySpace becoming a direct customer in 2007.
     In addition to these revenue-related business trends, our cost of revenue as a percentage of revenue has risen in 2007 when compared to 2006. This increase is primarily the result of increased cost of depreciation, network operations personnel costs and co- location costs related to the increased investments to build out the capacity of our network. Operating expense has increased in absolute dollars each period as revenue has increased. Beginning in the second half of 2006 and in 2007, these increases accelerated due primarily to increased stock based compensation, cost of litigation with Akamai and MIT and payroll and payroll-related costs associated with additional general administrative and sales and marketing resources to support our current and future growth.
     We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2005, 2006 and 2007, we made capital purchases of $10.9 million, $40.4 million and $26.5 million, respectively. The substantial increase in capital expenditures in 2006, in particular, was related to a significant increase in our network capacity, needed to support current growth and to support our expectation for additional demand for our services in future periods. We expect to have significant ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately $28.0 million to $30.0 million in 2008.
     Certain capital expenditures prior to January 2007, involved purchases from related parties, in which we purchased an aggregate of $7.4 million and $29.9 million of server hardware in 2005 and 2006, respectively, from a supplier owned by one of our founders. As of December 31, 2006, we were informed by our founders that there is no longer an ownership interest in this entity. In other transactions unrelated to this supplier relationship, we have also generated revenue from certain customers that are entities related to certain of our founders. The aggregate amounts of revenue derived from these related party transactions were $0.2 million and $0.3 million in 2005 and 2006, respectively. Revenue derived from related parties was less than 1% for the year ended December 31, 2007. We believe that all of our related party transactions reflected arm’s length terms.
     We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we have recorded in 2007. A final judgment has not yet been entered. While we will continue to pursue multiple legal recourses available to us which could reduce or even possibly eliminate the related financial exposure, if we are not able to prevail in our efforts, there could be additional charges recorded by us in future periods. Such charges would be dependent in part upon judicial determinations made on the various elements of the matter and our activities in future periods. During our financial statement close process, we will evaluate if additional accrual amounts are required at each reporting period. We would record additional accrual amounts to the extent we determine amounts are probable of being paid and are also reasonably estimable. Such amounts could be, but are not limited to, damages associated with post-judgment lost profits, price erosion, and royalties as well as interest related to pre-and-post-judgment amounts. A key determinant in our ability to estimate possible future charges will be the extent to which we are able to determine a correlation between the jury awarded amount to the various elements of the allegations. We are in the process of investigating whether adequate information exists or is obtainable from which to make determinations with respect to the probability of future expenses being incurred and the ability to estimate the amount. Our legal and other expenses associated with this case have been significant to date, including aggregate expenditures of $3.1 million in 2006 and $6.8 million in 2007. We have reflected the full amount of these litigation expenses in 2006 and 2007 in general and administrative expenses, as reported in our consolidated statement of operations. We expect that these expenses will continue to remain significant and will increase with the actual cost of the trial and the pending appeal. We expect to offset a small portion of the cash impact of these litigation expenses through the availability of an escrow fund established in connection with our Series B preferred stock financing. This escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. As of the closing of our initial public offering, approximately $3.7 million of the escrow was paid to the tendering stockholders. The escrow account has been drawn down as we incur Akamai-related litigation expenses. Cash reimbursed from this escrow account is recorded as additional paid-in capital. For the years ended December 31, 2007 and 2006, we recorded reimbursements from this escrow totaling $4.6 million and $0.7 million respectively. At December 31, 2007, there is approximately $1.1 million remaining in the escrow and it is expected that it will be fully drawn during the first quarter of 2008.
     In December 2007, we were served with an infringement lawsuit by Level 3. During 2008, we will incur costs similar to the Akamai litigation costs associated with defending ourselves in this suit. While we believe that the claims of infringement asserted against us by Level 3 in the present litigation are without merit and intends to vigorously defend the action, there can be no assurance that this lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevails in this litigation, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business.
     We were profitable during 2005 and unprofitable in 2006 and 2007; the largest negative impact to 2007 profitability was the jury awarded litigation charge of $45.5 million to Akamai for lost profits, reasonable royalties and price erosion damages plus prejudgment interest of $2.6 million, our profitability was also impacted due to in part an increase in our share-based compensation expense, which increased from $0.1 million in 2005 to $9.2 million in 2006 and $18.9 million in 2007. Also, litigation expenses increased to $7.3 million for year ended December 31, 2007 compared to $3.1 million for the year ended December 31, 2006. Further the Company was required to defer $3.4 million of revenue from a large customer during the year ended December 31, 2007 offset by the deferral of $0.9 million in related costs that further impacted our profitability. The significant increase in share-based compensation expense and litigation expense reflects an increase in the level of option and restricted stock grants coupled with a significant increase in the fair market value per share at the date of grant and the cost of litigation which commenced in July 2006. The deferral of revenue and related costs from one large customer reflects the impact of the accounting for a multi-element arrangement.
     Our future results will be affected by many factors identified in the section captioned “Risk Factors,” in this annual report on Form 10-K, including our ability to:

•	Successfully implement technical changes in our methods to deliver customer traffic to avoid further infringing on Akamai patents;

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Level 3 to conclusion;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	continued ability to deliver a significant portion of our traffic through settlement free peering relationships which significantly reduce our cost of delivery.
     As a result, we cannot assure you that we will achieve our expected financial objectives, including positive net income.
Basis of Presentation
Revenue
     We primarily derive revenue from the sale of CDN services to our customers. These services include delivery of digital media, including video, music, games, software and social media. We generate revenue by charging customers for traffic or files delivered either on a per-gigabytes transferred basis or on a variable basis based on peak delivery of mega-bits per second delivered for a fixed period of time, as our services are used. Our customer agreements relating to these recurring services generally have a term of one to three years. However, some of our contracts with large customers operate on a month-to-month basis. The majority of our agreements generally commits the customer to a minimum monthly level of usage and provides the rate at which the customer must pay for actual usage above the monthly minimum. Our customer agreements typically renew automatically at the end of the initial term for an additional contract period unless the customer elects not to renew. Based on service usage experience, we and our customers often negotiate revised monthly minimum usage levels or other modified services or terms during a commitment period. For example, in exchange for increased minimum usage levels and increased contract term, we often agree to a reduced per-gigabyte transferred pricing structure. Historically, we have derived substantially all of our revenue from these recurring service arrangements, which accounted for 98%, 99% and 99% of our revenue in 2005, 2006 and 2007, respectively. During 2007 we entered into a multi-element arrangement with Microsoft which generates revenue by providing, ongoing CDN traffic services, consulting services related to the development of a Custom CDN solution, through the cross-license of certain technologies, including certain components of our CDN software and technology, and post-contract customer support (PCS) for both the custom CDN-solution and the software component. We also derive some business from the sale of custom CDN services to others. These are generally limited to modifying our network to accommodate non standard content player software or to establish dedicated customer network components that reside both within our network or that operate within our customers’ network.
Cost of Revenue
     Cost of revenue consists of costs related to the delivery of services, as well as the depreciation costs associated with our network. Costs related to the delivery of our services include:
•	fees for transit bandwidth provided by network operators;

•	fees paid for the lease of private line capacity for our backbone and metro fiber rings to inter-connect our delivery zones;

•	fees paid for co-location services, which are the housing, electric and cooling of servers and other equipment in third-party data centers;

•	network operations employee costs, including stock-based compensation expense; and

•	costs associated with third party software licenses.
     We enter into contracts with third-party network and data center providers, with terms typically ranging from several months to several years. Our contracts related to transit bandwidth provided by network operators generally commit us to pay either a fixed monthly fee or monthly fees plus additional fees for bandwidth usage above a contracted level. Our master contract with Global Crossing provides for the lease of private lines of varying capacity for our backbone, at fixed monthly fees with commitments ranging from 2 to 3 years. In addition to purchasing services from communications providers, we connect directly too over 800 broadband Internet service providers, or ISPs, generally without either party paying the other. This industry practice, known as settlement free peering, benefits us by allowing us to place content objects directly on user access networks, which helps us provide higher performance delivery for our customers and eliminate paying transit bandwidth fees to network operators. This practice also benefits the ISP and its customers by allowing them to receive improved content delivery through our local servers and eliminate cost of transit bandwidth associated with delivery receipt of the traffic. We do not consider these relationships to represent the culmination of an earnings process. Accordingly, we do not recognize as revenue the value to the ISPs associated with the use of our servers nor do we recognize as expense the value of the bandwidth received at discounted or no cost. These peering relationships are mutually beneficial and are not contractual commitments.

     During 2007, we continued to reduce our network transit bandwidth delivery costs per gigabyte transferred by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions from our existing suppliers associated with higher purchase commitments. However, due to increased traffic delivered over our network, our total transit bandwidth delivery costs increased during 2007. We anticipate our overall transit bandwidth delivery costs will continue to increase in absolute dollars as a result of expected higher traffic levels, partially offset by continued reductions in bandwidth costs per unit. We expect that our overall transit bandwidth delivery costs as a percentage of revenue will remain relative constant in 2008 compared to 2007. If we do not experience lower per unit transit bandwidth delivery pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers including our settlement free peering routes, network bandwidth costs could increase in excess of our expectations in future periods.
     Depreciation expense related to our network equipment has increased over time due to additional equipment purchases each year. We anticipate depreciation expense related to our network equipment will continue to increase in 2008 in absolute dollars and will remain relative constant as a percentage of revenue. In 2009 and 2010, we expect that depreciation expense will increase in absolute dollars and decrease as a percentage of revenue.
     In total, we believe our cost of revenue will increase in 2008 in absolute dollars and will be somewhat variable as a percentage of revenue associated with potential revenue reductions from large customers and rollout of additional geographies where our network is located. Thereafter, we expect that the cost of revenue will increase in absolute dollars. Each year we expect to deliver more traffic on our network, which would result in higher transit bandwidth delivery cost associated with the increased traffic; however, such costs are likely to be partially offset by lower fixed costs per unit for such things as co-location, backbone and metro fiber rings. Additionally, we expect increases in depreciation expense related to our network equipment, as well as an increase in payroll and payroll-related costs, as we continue to make investments in our network to service our expanding customer base.
General and Administrative Expense
     General and administrative expense consists primarily of the following components:
•	payroll and related costs, including stock-based compensation expense for executive, finance, business applications, human resources and other administrative personnel;

•	fees for professional services and litigation expenses; and

•	other expenses such as insurance, allowance for doubtful accounts, travel and corporate office rent.
     We expect our general and administrative expense to increase in 2008 in absolute dollars and decrease as a percentage of revenue. The increase is due to, payroll and related costs attributable to increased hiring, rents and utilities as we expand our facilities, increased costs associated with ongoing litigation, as well as increased accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. In 2009 and in the longer term, we expect our general and administrative expense to decrease as a percentage of revenue as our costs are expected to grow slower than our top line revenue.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of payroll and related costs, including stock-based compensation expense and commissions and other variable compensation for personnel engaged in marketing, sales and service support functions, as well as advertising, promotional and travel expenses.
     We anticipate our sales and marketing expense will continue to increase in future periods in absolute dollars and remain constant as a percentage of revenue. The increase is due to an expected increase in commissions on higher forecast sales, the increase in payroll and related costs of sales and marketing personnel, increases in stock-based compensation expense and additional expected increases in marketing costs such as advertising.
Research and Development Expense
     Research and development expense consists primarily of payroll and related costs and stock-based compensation expense associated with the design, development, testing and certification of the software, hardware and network architecture of our CDN. Research and development costs are expensed as incurred.
     We anticipate our research and development expense will increase in future periods in absolute dollars and increase as a percentage of revenue due to increased stock-based compensation expense as well as increased payroll and related costs associated with continued hiring of research development personnel and investments in our core technology and refinements to our other service offerings.

Non-Network Depreciation Expense
     Non-network depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing and research and development personnel.
Provision for Litigation
     Provision for litigation relates to our accrual for the adverse jury verdict in the Akamai litigation. On February 29, 2008, a jury returned a verdict in favor of Akamai in the amount of $45.5 million plus pre-judgment interest estimated to be $2.6 million that we have recorded in 2007.
Interest Expense
     Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs.
Interest Income
     Interest income includes interest earned on invested cash balances, cash equivalents and investment securities. Interest income also includes the realized loss on investments. We anticipate interest income to remain relative constant. While the average cash balance is expected to be higher in 2008, the earnings rate is expected to be much lower associated with the recent and expected U.S. Federal Reserve interest rate reduction.
Other Income (Expense)
     Our other income consists primarily of gains or losses from the disposal of assets.
Income Tax Expense (Benefit)
     Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable/refundable on tax returns, or the refund associated with a carryback of net operating loss, for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.
     Income tax expense depends on the statutory rate in the countries where we sell our services as well as the expenses in any year that are not deductible in those jurisdictions. Historically, we have primarily been subject to taxation in the United States because we have sold the majority of our services to customers in the United States. In the future, we intend to further expand our sales of services to customers located outside the United States, in which case we would become further subject to taxation based on the foreign statutory rates in the countries where these sales took place, and our effective tax rate could fluctuate accordingly.
     In 2007, approximately $10.5 million of stock-based compensation expense was not deductible for tax purposes, as certain executives and other employees made tax elections which established tax bases in these awards at lower than the fair value recognized within the financial statements. This permanent difference was material to our pre-tax net loss for the year of approximately $70.6 million. Future non-tax deductible expenses related to these equity awards are expected to be $2.6 million, $2.6 million and $0.6 million for 2008, 2009 and 2010, respectively, based upon the unvested portion of the equity awards outstanding at December 31, 2007, and the anticipated vesting at that time.
     Management periodically evaluates if it is more likely than not that some or all of the deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. During 2007, management determined there was sufficient negative evidence as a result of our cumulative losses to conclude that it was more likely than not that approximately $25.3 million of net deferred tax assets would not be realized and accordingly established a full valuation allowance. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable reserves, income and other taxes, stock-based compensation and equipment and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

     We define our “critical accounting policies” as those U.S. generally accepted accounting principles that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to continually assess a range of potential outcomes.
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
     We have on one occasion entered into a multi-element arrangement. When we enter into such arrangements, each element is accounted for separately over its respective service period or at the time of delivery, provided that there is objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services have begun to be provided, and other revenue recognition criteria has been satisfied.
     We have entered into one multi-element arrangement which includes a significant software component. In accounting for such an arrangement we apply the provisions of Statement of Position, 97-2, (SOP 97-2) Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the receivable is probable. If a software license contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE cannot be established for all elements to be delivered, we defer all amounts received under the arrangement and do not begin to recognize revenue until the delivery of the last element of the contract has started. Subsequent to commencement of delivery of the last element, we commence revenue recognition. Amounts to be received under the contract are then included in the amortizable base and then recognized as revenue ratably over the remaining term of the arrangement until we have delivered all elements and have no additional performance obligations.
     This multi-element arrangement provided for consulting services related to the development of a custom CDN solution, the cross-license of certain technologies, including certain components of our CDN software and technology, and post-contract customer support (PCS) for both the custom CDN solution and the software component (the Multi-Element Arrangement). The agreement also contains a commitment by the customer to transmit a certain amount of traffic over our network during a five-year period from commencement of the agreement or be subject to penalty payments.
     We do not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as we have not licensed the intellectual property and software components, nor PCS separately. Accordingly we will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by paragraph 12 of SOP 97-2. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS had commenced. Concurrently with the signing of the Multi-Element Arrangement, we also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. We will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, we have attributed revenue for the services as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, we will record revenue on a monthly basis in an amount based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, we deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. During the year ended December 31, 2007, we recognized approximately $4.3 million in revenue and approximately $0.7 million in costs of revenue. As of December 31, 2007, we had remaining deferred revenue related to the Multi-Element Arrangement of $12.1 million, which is expected to be recognized ratably over the remaining original 44-month period that commenced in July 2007 and had related deferred costs of $0.2 million.
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
     From time to time, we enter into contracts to sell services to unrelated companies at or about the same time we enter into contracts to purchase products or services from the same companies. If we conclude that these contracts were negotiated concurrently, we record as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby we provide rack space and bandwidth services to several companies in exchange for advertising we record barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, Website, print and signage. We recorded barter revenue and expense of approximately $854,000, $670,000 and $531,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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
Accounts Receivable and Related Reserves
     Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. We record reserves as a reduction of our accounts receivable balance. Estimates are used in determining these reserves and are based upon our review of outstanding balances on a customer-specific, account-by-account basis. These estimates could change significantly if our customers’ financial condition changes or if the economy in general deteriorates. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where we no longer believe that the customer has the ability to pay for prior services provided. We perform on-going credit evaluations of our customers primarily related to monitoring payment history and the accounts receivable aging. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any future services provided to that customer will result in the deferral of revenue until payment is made or we determine payment is reasonably assured. In addition, we recorded a reserve for service credits. Reserves for service credits are measured based on an analysis of credits to be issued after the month of billing related to management’s estimate of the resolution of customer disputes and billing adjustments. We do not have any off-balance sheet credit exposure related to our customers.
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
     SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Annual changes in the estimated forfeiture rate may have a significant effect on share-based payments expense, as the effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

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
     We recognize expense using the straight-line attribution method. We recorded share-based compensation expense related to stock options and restricted stock under the fair value requirements of SFAS No. 123R of $18.9 million, $9.2 million and $0.1 million respectively, during the years ended December 31, 2007, 2006 and 2005, respectively. Unrecognized share-based compensation expense totaled $47.4 million at December 31, 2007, which we expect to recognize over a weighted average period of 3.05 years. We expect to amortize $15.0 million during 2008, $15.5 million in 2009 and the remainder thereafter of the unrecognized share-based compensation at December 31, 2007 based upon the scheduled vesting of the options outstanding at that time. Of these charges, approximately $5.8 million in 2006 and $6.7 million in 2007 relate to options granted to our four founders in connection with our Series B preferred stock financing in July 2006. We expect our share-based payments expense to decrease in 2008 and potentially to increase thereafter as we grant additional stock options and restricted stock awards.
Contingencies
     We record contingent liabilities resulting from asserted and unasserted claims against us, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. With regard to our litigation with Akamai and related outstanding jury verdict, during our financial statement close process, we will evaluate if additional accrual amounts are required at each reporting period. We would record additional accrual amounts to the extent we determine amounts are probable of being paid and also reasonably estimable. Such amounts could be, but are not limited to post-judgment lost profits, price erosion, royalties and interest.
Deferred Taxes and Uncertain Tax Positions
     We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes in the period of such realization.
     We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in the recognition of an adjustment for the cumulative effect of adoption of a new accounting principle. We recognized a foreign tax obligation which generated a corresponding deferred tax asset in the United States of $240,000 upon our adoption of FIN 48. The unrecognized tax benefit increased $364,000 from January 1, 2007 to December 31, 2007. We anticipate our unrecognized tax benefits will decrease within 12 months of the reporting date, as a result of settling potential tax liabilities in certain foreign and state jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in our tax provision. As of December 31, 2007, we had an interest and penalties accrual related to unrecognized tax benefits of $166,000, which increased $35,000 during 2007.
     We follow the recognition threshold and measurement parameters of FIN 48 for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and related guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated.
     Our effective tax rate is influenced by the recognition and de-recognition of tax positions pursuant to the more likely than not standard established by FIN 48 that such positions will be sustained by the taxing authority. In addition, other factors such as changes in tax laws, rulings by taxing authorities and court decisions, and significant changes in our operations through acquisitions or divestitures can have a material impact on the effective tax rate. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known.
     We conduct business in various foreign countries. During 2006 and 2007, we established corporations in some of the foreign countries in which we conduct business. We have subjected the profits of our foreign corporations to US tax. As a multinational corporation, we are subject to taxation in multiple jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be.
     The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.
Results of Operations
Comparison of the Years Ended December 31, 2007 and 2006
Revenue

	Year Ended December 31,
	2007	2006	(Decrease)	Percent Change
		(in thousands)
Revenue	$103,111	$65,243	$37,868	58%
     Revenue increased 58%, or $37.9 million, to $103.1 million for the year ended December 31, 2007 as compared to $65.2 million for the year ended December 31, 2006. The increase in revenue for the year ended December 31, 2007 as compared to 2006 was primarily attributable to an increase in our recurring CDN service revenue of $37.7 million. The increase in CDN service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic and additional services sold to new and existing customers. As of December 31, 2007, we had 1,157 active customers under recurring CDN service revenue contracts as compared to 693 as of December 31, 2006. During the year ended December 31, 2007, we deferred $3.4 million of custom CDN services revenue from one customer as the amounts were part of a multi-element arrangement. Entering into the multi-element arrangement with this customer changed the way we accounted for revenue earned from this customer during 2007. The revenue from the custom CDN services is being recognized ratable over a 44 month period starting in July 2007. As new service and or license fees are billed it is added to the deferred revenue and amortized over the then remaining contract term. As of December 31, 2007, we had $3.0 million of deferred custom CDN services revenue remaining of which approximately $1.0 million will be recognized in 2008, $1.0 million in 2009 and the remainder thereafter.
     For the year ended December 31, 2007 and 2006, 12.8% and 8.0%, respectively, of our total revenues were derived from our operations located outside of the United States, primarily from Europe. No single country outside of the United States accounted for 10% or more of our total revenues during these years.
Cost of Revenue

	Year Ended December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
		(in thousands)
Cost of revenue	$65,541	$35,978	$29,563	82%
     Cost of revenue includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenue also includes payroll and related costs, depreciation of network equipment used to deliver our CDN services and equity-related compensation for network operations personnel.
     Cost of revenue increased 82%, or $29.6 million, to $65.5 million for the year ended December 31, 2007 as compared to $36.0 million for the year ended December 31, 2006. These increases were primarily due to an increase in aggregate bandwidth and co- location fees of $14.8 million, due to higher traffic levels, an increase in depreciation expense of network equipment of $10.4 million, due to increased investment in our network, an increase in payroll and related employee costs of $2.6 million, associated with increased staff and an increase in other costs of $1.2 million. Other costs include costs associated with the build-out of custom CDN solutions for a specific customer. During the year ended December 31, 2007, we deferred $0.9 million of costs associated with deferred revenue for one customer discussed above. During the year ended December 31, 2007, $0.7 million of these deferred costs were recognized. The remaining $0.2 million of deferred costs will be amortized ratably into cost of services over a 44 month period that commenced in July 2007.
     Additionally, for the years ended December 31, 2007 and 2006, cost of revenue includes share-based compensation expense of approximately $1.5 million and $0.5 million, respectively, resulting from our application of SFAS No. 123R.

     Cost of revenue in 2007 and 2006 was composed of the following:

	Year Ended
	December 31,
	2007	2006
	(in millions)
Bandwidth and co-location fees	$36.3	$21.5
Depreciation — network	20.7	10.3
Royalty Expenses	1.1	1.6
Payroll and related employee costs	4.3	1.7
Share-based compensation expense	1.5	0.5
Other costs	1.6	0.4

Total cost of revenue	$65.5	$36.0

     We believe cost of revenues will increase in 2008. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, we anticipate increases in depreciation expense related to our network equipment, along with increased payroll and related costs, as we continue to make investments in our network to service our customer base. The application of SFAS No. 123(R) will also result in continued expense associated with the amortization of share-based compensation.
General and Administrative

	Year Ended December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
		(in thousands)
General and administrative	$31,827	$18,388	$13,439	73%
     General and administrative expenses consist primarily of the following components:
•	payroll, share-based compensation and other related costs, including related expenses for executive, finance, business applications, internal network management, human resources and other administrative personnel;
•	fees for professional services and litigation expenses;
•	rent and other facility-related expenditures for leased properties.
•	depreciation of property and equipment we use internally;
•	the provision for doubtful accounts; and
•	non-income related taxes;
     General and administrative expenses increased 73%, or $13.4 million, to $31.8 million for the year ended December 31, 2007 as compared to $18.4 million for the year ended December 31, 2006. The increase in general and administrative expenses was primarily due to an increase of $3.9 million in share-based compensation expense, an increase of $6.4 million in professional fees and legal expenses, an increase of $1.9 million in bad debt expense and an increase in other expenses of $1.2 million. Our increase in professional fees of $1.8 million relates primary to increased accounting and tax services fees, costs incurred to become compliant with the requirements of the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly traded company. Our increase in legal fees of $4.6 million primary relates to our litigation with Akamai and MIT and the class action lawsuits filed against us, including $3.4 million which is reimbursable to us from an escrow fund established in connection with our 2006 stock repurchase, Other expenses include such items as rent, utilities, telephone, insurance, travel and travel-related expenses, fees and licenses and property taxes.
     General and administrative expenses in 2007 and 2006 were composed of the following:

	Year Ended
	December 31,
	2007	2006
	(in millions)
Share-based compensation expense	$10.7	$6.8
Professional fees	3.0	0.3
Litigation expenses	6.8	3.1
Payroll and related employee costs	3.7	3.7
Bad debt expense	2.6	0.7
Other expenses	5.0	3.8

Total general and administrative	$31.8	$18.4

     We expect our general and administrative expense to increase in 2008 in absolute dollars and decrease as a percentage of revenue. The increase is due to, payroll and related costs attributable to increased hiring, rents and utilities as we expand our facilities, increased costs associated with litigation, as well as increased accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. We expect that these increases will be off-set by expected lower share-based compensation expense.
Sales and Marketing

	Year Ended December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
		(in thousands)
Sales and marketing	$25,462	$6,841	$18,621	272%
     Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.
     Sales and marketing expenses increased 272%, or $18.6 million, to $25.5 million for the year ended December 31, 2007, as compared to $6.8 million for the year ended December 31, 2006. The increase in sales and marketing expenses was primarily due to an increase of $9.8 million in payroll and related employee costs, including $5.4 million in increased salaries and $3.9 million in increased commissions on increased revenue. Additional increases included an increase of $3.7 million in share-based compensation expense, an increase of $1.8 million in marketing programs, an increase of $1.8 million in travel and travel-related expense reflecting our investment in our field sales organization, an increase of $0.5 million in professional fees, and an increase of $1.1 million in other expenses. Other expense included such items as rent and property taxes for our Europe and Asia Pacific sales offices, telephone and office supplies. These increases are consistent with the 58% increase in revenue for the year ended December 31, 2007 as compared to the year ended December 31, 2006.
     Sales and marketing expenses in 2007 and 2006 were composed of the following:

	Year Ended
	December 31,
	2007	2006
	(in millions)
Payroll and related employee costs	$14.1	$4.3
Share-based compensation expense	4.0	0.3
Marketing programs	3.1	1.3
Travel and travel-related expenses	1.8	—
Professional fees	1.0	0.5
Reseller commissions	0.4	0.4
Other expenses	1.1	—

Total sales and marketing	$25.5	$6.8

     We anticipate our sales and marketing expense will continue to increase in 2008 in absolute dollars and remain constant as a percentage of revenue. The increase is due to an expected increase in commissions on higher forecast sales, the increase in payroll and related costs of sales and marketing personnel, increases in stock-based compensation expense under SFAS No. 123R and additional expected increases in marketing costs such as advertising.
Research and Development

	Year Ended December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
		(in thousands)
Research and development	$5,504	$3,151	$2,353	75%
     Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

     Research and development expenses increased 75%, or $2.4 million, to $5.5 million for the year ended December 31, 2007, as compared to $3.2 million for year ended December 31, 2006 The increase in research and development was primarily due to an increase of $1.1 million in share-based compensation expense, $0.9 million in payroll and related employee costs associated with our hiring of additional network and software engineering personnel and $0.3 million in other costs. Other costs include such items as consulting, office supplies and telephone, licenses and recruiting fees.
     Research and development expenses in 2007 and 2006 were composed of the following:

	Year Ended
	December 31,
	2007	2006
	(in millions)
Share-based compensation expense	$2.8	$1.7
Payroll and related employee costs	2.4	1.5
Other	0.3	—

Total research and development	$5.5	$3.2

     We anticipate our research and development expense will increase in 2008 in absolute dollars and remain constant as a percentage of revenue due to increased stock-based compensation expense as well as increased payroll and related costs associated with continued hiring of research development personnel and investments in our core technology and refinements to our other service offerings. Additionally, research and development expenses are expected to decrease as a result of lower share-based compensation expense under SFAS No. 123R.
Provision for Litigation

	Year Ended December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
		(in thousands)
Provision for Litigation	$48,130	$—	$48,130	N/A
     Provision for litigation relates to our accrual for the adverse jury verdict in the Akamai litigation. On February 29, 2008, a jury returned a verdict in favor of Akamai in the amount of $45.5 million plus pre-judgment interest estimated to be $2.6 million that we have recorded in 2007.
Interest Expense

	Year Ended December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
		(in thousands)
Interest expense	$1,418	$1,828	$(410)	(22)%
     Interest expense includes interest paid on our debt obligations and the amortization of deferred financing costs.
     Interest expense decreased 22%, or $0.4 million to $1.4 million for the year ended December 31, 2007, as compared to $1.8 million for the year ended December 31, 2006. During the first 6 months of 2007, we incurred interest expense on borrowings, primarily to fund equipment purchases to build out our network. On June 14, 2007, proceeds from our initial public offering were used to pay in full the outstanding principal balance of our equipment financing facility. As a result of the pay-down, we recognized approximately $0.5 million of expense related to the write-off of remaining unamortized deferred financing fees related to our Equipment Facility. As of December 31, 2007, we had no outstanding balances due on any of our credit facilities. We do not expect to have any interest expense related to debt obligations in 2008.
Interest Income

	Year Ended December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
		(in thousands)
Interest income	$5,153	$208	$4,945	2,376%
     Interest income includes interest earned on invested cash balances and marketable securities.

     Interest income increased $4.9 million to $5.2 million for the year ended December 31, 2007, as compared to $0.2 million for the year ended December 31, 2006. The increase in interest income was primarily due to an increase in our average cash balance and the investment of the net proceeds from our initial public offering after the repayment of our outstanding credit facilities off-set by the realized loss on investments of marketable securities of $0.4 million. During 2008, we anticipate interest income to remain relative constant. While the average cash balance is expected to be higher in 2008, the earnings rate is expected to be much lower associated with the recent and expected United States Federal Reserve interest rate reduction.
Other Income (Expense)

	Year Ended December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
		(in thousands)
Other income (expense)	$(144)	$175	$(319)	(182)%
     The decrease in other income (expense) was primarily due to loss on disposal of assets and a loss on foreign exchange translation.
Income Tax Expense

	Year Ended December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
		(in thousands)
Income tax expense	$2,401	$2,591	$(190)	(7)%
     We had an income tax expense during the year ended December 31, 2007 of $2.4 million or 3.4% of our pre-tax loss of $70.6 million which was higher than our statutory income tax rate due primarily to the effect of non-deductible stock compensation expenses and an increase in valuation allowance, for the year ended December 31, 2007. For year ended December 31, 2006, we had an income tax expense of $2.6 million despite having a pre-tax loss of $0.8 million because approximately $7.6 million of stock-based compensation expense was not deductible by us for tax purposes.
     In 2007, approximately $10.5 million of stock-based compensation expense was not deductible for tax purposes by us, as certain executives and other employees made tax elections which established tax bases in these awards granted at lower than the fair value recognized within the financial statements. This permanent difference was material to our pre-tax net loss for the year of approximately $70.6 million. Future non-tax deductible expenses related to these equity awards are expected to be $2.6 million, $2.6 million and $0.6 million for 2008, 2009 and 2010, respectively, based upon the unvested portion of the equity awards outstanding at December 31, 2007, and the anticipated vesting at that time.
Comparison of the Years Ended December 31, 2006 and 2005
Revenue

	Year Ended December 31,
				Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Revenue	$65,243	$21,303	$43,940	206%
     The increase in total revenue for 2006 as compared to 2005 was due to an increase in revenue from the sale of our recurring CDN services. The increase in CDN services revenue was primarily attributable to increases in the number of customers under recurring revenue contracts, as well as increases in traffic and additional services sold to new and existing customers.
     For the year ended December 31, 2006 and 2005, 8.0% and 5.0%, respectively, of our total revenues were derived from our operations located outside of the United States, primarily from Europe. No single country outside of the United States accounted for 10% or more of our total revenues during these years.
Cost of Revenue

	Year Ended December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Cost of revenue	$35,978	$11,888	$24,090	203%

     Cost of revenue increased 203%, or $24.1 million, to $36.0 million for the year ended December 31, 2006 as compared to $11.9 million for the year ended December 31, 2005. The increase in cost of revenue for 2006 as compared to 2005 was primarily due to an increase in aggregate bandwidth and co-location fees of $13.7 million due to higher traffic levels, an increase in depreciation expense of network equipment of $7.4 million due to increased investment in our network, an increase of $1.6 million in royalty expenses, an increase in the payroll and related employee costs of $1.2 million associated with increased staff, an increase of share-based compensation expense of $0.5 million and an decrease of $0.3 million in other costs.
     Cost of revenue in 2006 and 2005 was composed of the following:

	Year Ended
	December 31,
	2006	2005
	(in millions)
Bandwidth and co-location fees	$21.5	$7.8
Depreciation — network	10.3	2.9
Royalty Expenses	1.6	—
Payroll and related employee costs	1.7	0.5
Share-based compensation expense	0.5	—
Other costs	0.4	0.7

Total cost of revenue	$36.0	$11.9

General and Administrative

	Year Ended December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
General and administrative	$18,388	$4,107	$14,281	348%
     General and administrative expenses increased 348%, or $14.3 million, to $18.4 million for the year ended December 31, 2006 as compared to $4.1 million for the year ended December 31, 2005. The increase in general and administrative expenses for 2006 as compared to 2005 was primarily due to an increase of $6.7 million in share-based compensation expense, an increase of $3.3 million in professional fees and legal expenses related to our litigation with Akamai and MIT, including $1.6 million which is reimbursable to us from an escrow fund established in connection with our 2006 stock repurchase, an increase of $1.8 million in payroll and related employee costs as a result of headcount growth, an increase of $0.6 million in bad debt expense and an increase in other expenses of $2.0 million.
     General and administrative expenses in 2006 and 2005 were composed of the following:

	Year Ended
	December 31,
	2006	2005
	(in millions)
Share-based compensation expense	$6.7	$0.1
Professional fees and legal expenses	3.5	0.2
Payroll and related employee costs	3.7	1.9
Bad debt expense	0.7	0.1
Other expenses	3.8	1.8

Total	$18.4	$4.1

Sales and Marketing

	Year Ended December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Sales and marketing	$6,841	$3,078	$3,763	122%

     Sales and marketing expenses increased 122%, or $3.8 million, to $6.8 million for the year ended December 31, 2006, as compared to $3.1 million for the year ended December 31, 2005. The increase in sales and marketing expenses for 2006 as compared to 2005 was primarily due to an increase of $2.1million in payroll and related employee costs, including $1.1 million in additional salaries and $1.0 million in additional commissions on increased revenue. Additional increases were due to an increase of $0.6 million in marketing programs, an increase of $0.3 million in share-based compensation expense, an increase of $0.3 million in reseller commissions and an increase of $0.4 million in other expenses. These increases are consistent with the 206% increase in revenue for the period.
     Sales and marketing expenses in 2006 and 2005 were composed of the following:

	Year Ended
	December 31,
	2006	2005
	(in millions)
Payroll and related employee costs	$4.3	$2.2
Marketing programs	1.3	0.7
Share-based compensation expense	0.3	—
Reseller commissions	0.4	0.1
Other expenses	0.5	0.1

Total	$6.8	$3.1

Research and Development

	Year Ended December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Research and development	$3,151	$462	$2,689	582%
     Research and development expenses increased 582%, or $2.7 million, to $3.2 million for the year ended December 31, 2006, as compared to $0.5 million for year ended December 31, 2005. The increase in research and development expenses for 2006 as compared to 2005 was primarily due to an increase of $1.7 million in share-based compensation expense and an increase of $1.0 million in payroll and related employee costs associated with our hiring of additional network and software engineering personnel.
     Research and development expenses in 2006 and 2005 were composed of the following:

	Year Ended
	December 31,
	2006	2005
	(in millions)
Share-based compensation expense	$1.7	$—
Payroll and related employee costs	1.5	0.5

Total	$3.2	$0.5

Interest Expense

	Year Ended December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Interest expense	$1,828	$955	$873	91%
     Interest expense increased 91%, or $0.9 million to $1.8 million for the year ended December 31, 2006, as compared to $1.0 million for the year ended December 31, 2005. The increase in interest expense for 2006 as compared to 2005 was due to increased borrowings, primarily to fund equipment purchases to build out our network.
Interest Income

	Year Ended December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Interest income	$208	$—	$208	N/A

     The increase in interest income for 2006 as compared to 2005 was due to an increase in our average cash balance. In 2005, we generally operated with a minimal cash balance not invested in interest bearing accounts and therefore had no interest earnings.
Other Income (Expense)

	Year Ended December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Other income (expense)	$175	$(16)	$191	1,194%
     The increase in other income (expense) was primarily due to gain on disposal of assets in 2006.
Income Tax Expense

	Year Ended December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Income tax expense	$2,591	$300	$2,291	764%
     We had income tax expense in 2006 despite having a pre-tax loss of $0.8 million because approximately $7.6 million of stock-based compensation expense was not deductible by us for tax purposes. Our effective tax rate in 2005 was 43% and in 2006 was incalculable.
Liquidity and Capital Resources
     To date, we have financed our operations primarily through the following transactions:
•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	borrowing on credit facilities; and

•	cash generated by operations.
As of December 31, 2007, our cash, cash equivalents and marketable securities classified as current totaled $197.1 million.
Cash Flow for the Years Ended December 31, 2007, 2006, and 2005
Operating Activities
     Net cash provided by operating activities increased $18.7 million to $25.0 million for the year ended December 31, 2007, compared to $6.3 million for the year ended December 31, 2006. The increase in cash provided by operating activities was primarily due to our net loss for the year of approximately $73.0 million, changes in working capital in accounts receivable of $9.7 million, prepaid expenses of $1.5 million, other assets of $0.7 million, and accounts payable of $2.0 million off-set by non-cash charges of depreciation and amortization of $21.6 million, stock-based compensation of $18.9 million and accounts receivable charges of $5.8 million, and changes in working capital for our provision for litigation of $48.1 million, deferred revenue of $12.2 million and other current liabilities of $3.6 million.
     Net cash provided by operating activities increased $3.8 million to $6.3 million for the year ended December 31, 2006, compared to $2.5 million for the year ended December 31, 2005. The increase in cash provided by operating activities for 2006 was primarily due to our net loss for the year of approximately $3.4 million offset by non-cash charges of depreciation of $10.5 million and stock-based compensation of $9.2 million.
     We expect that cash provided by operating activities will continue to be positive as a result of an upward trend in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as costs to deliver the higher revenue, salaries in connection with expected increases in headcount and higher commissions. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Investing Activities
     Cash used in investing activities increased $64.4 million to $105.0 million for the year ended December 31, 2007, compared to $40.6 million for the year ended December 31, 2006. Cash used in investing was principally comprised of cash invested in short-term marketable securities from the proceeds of our IPO and capital expenditures primarily for computer equipment associated with the build-out and expansion of our content delivery network.
     Cash used in investing activities increased $29.8 million to $40.6 million for the year ended December 31, 2006, compared to $10.9 million for the year ended December 31, 2005. Cash used in investing represented capital expenditures primarily for computer equipment associated with the build-out and expansion of our content delivery network.
     We expect to have significant ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately $28.0 million to $30.0 million in 2008.
Financing Activities
     Cash provided by financing activities increased $145.8 million to $186.2 million for the year ended December 31, 2007, as compared to $40.4 million for the year ended December 31, 2006. The increase is primarily due to net proceeds of approximately $203.9 million from the sale of 14,900,000 shares of common stock in our initial public offering, $4.6 million in reimbursement of litigation expenses from our escrow account during the year ended December 31, 2007, off-set by a repayment in borrowings of $23.8 million on our bank line.
     Cash provided by financing activities increased $31.0 million to $40.4 million for the year ended December 31, 2006, compared to $9.4 million for the year ended December 31, 2005. Cash provided by financing activities in 2006 reflects net proceeds from our July 2006 private equity transaction in which we received $126.3 million of net proceeds, as well as $12.2 million of net borrowings on our bank line. These amounts were offset by $102.1 million in a share repurchase transaction in 2006. We agreed to this repurchase transaction as a condition to the closing of our Series B preferred stock financing in July 2006. Pursuant to this transaction, we repurchased shares of common stock at a price of $3.26 per share from existing stockholders and holders of vested stock options and warrants. The terms of these repurchases were established through negotiation between us and the lead investors in the Series B preferred stock financing in order to provide the investors with ownership of a specified percentage of our capital stock following the financing and repurchase transactions.
     Credit facilities with Silicon Valley Bank provided up to $25.0 million in the form of a term loan and up to a $5.0 million revolving credit facility for working capital requirements. The credit facility bears interest at a variable rate determined by using either the prime rate plus a margin or the LIBOR rate plus a margin, at our choice. The prime rate and LIBOR rate margins range from 0% to 1.5% or 2.0% to 3.25%, respectively, depending on our achievement of certain debt coverage ratios and the type of borrowing. The loan agreement contains financial and non-financial covenants, including maintaining a tangible net worth, as defined in the credit facility, of at least $30.0 million plus 50% of each quarter’s net income going forward. During the year ended December 31, 2007, we were in compliance with all required covenants. During the second quarter of 2007, we paid $25.3 million to extinguish the outstanding balances on all of our credit facilities. At December 31, 2007 we had no outstanding balance on any of our credit facilities and we had an unused line of credit of up to $5.0 million dollars. Under the terms of the line of credit, we can borrow up to 50% of the cash balances we hold at the bank, up to a maximum of $5.0 million dollars. We do not anticipate having to utilize the line of credit for the remainder of 2008.
     In connection with our Series B preferred stock financing in July 2006, an escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing and to fund 50% of the ongoing monthly expenses associated with the Akamai litigation. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. During the year ended December 31, 2007, we received reimbursements from this escrow of approximately $4.6 million. At December 31, 2007, the balance outstanding in the escrow was $1.1 million. We expect to draw the $1.1 million from this escrow during 2008.
     Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
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

Contractual Obligations, Contingent Liabilities and Commercial Commitments
     In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth and computer rack space. These leases expire on various dates ranging from 2008 to 2013. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2008 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow in absolute dollars but will be generally consistent with that of historical periods on an annual basis as a percentage of net revenue.
     The following table presents our contractual obligations and commercial commitments, as of December 31, 2007 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations as of December 31, 2007	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$32,310	$13,877	$13,032	$5,229	$172
Rack space leases	25,981	11,742	14,239	—	—
Real estate leases	2,668	1,036	1,561	71	—

Total operating leases	60,959	26,655	28,832	5,300	172
Capital leases	—	—	—	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$60,959	$26,655	$28,832	$5,300	$172
     Subsequent to the year ended December 31, 2007, we entered into a new operating lease for additional office space in Tempe, Arizona with lease payments of approximately $103,000, $159,000, $164,000 and $55,000 for 2008, 2009, 2010 and 2011, respectively. The lease provides to us a one time termination provision at the end of the first 24 months of the lease for the payment of a small fee. These additional costs are not reflected in the above table of contractual obligations and commercial commitments.
Off Balance Sheet Arrangements
     We do not have, and have never had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Use of Non-GAAP Financial Measures
     In evaluating our business, we consider and use Non-GAAP revenue, Non-GAAP net income and Adjusted EBITDA as a supplemental measure of our operating performance. We consider Non-GAAP revenue and net income measurements to be an important indicator of our overall performance because it allows us to illustrate the impact of revenue generated from our multi-element contract as well as to eliminate the effects of stock based compensation, provision for litigation and litigation defense expenses. We define EBITDA as GAAP net income before net interest income/expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus income from our multi-element contract and expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess our operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangibles (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other non cash expenses. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance.
     In our February 19, 2008 earnings press release as furnished on Form 8-K, we included Non-GAAP revenue and net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP revenue and net income, EBITDA and Adjusted EBITDA are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP revenue and net income, EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, you should not consider Non-GAAP revenue and net income, EBITDA and Adjusted EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
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
Reconciliation of GAAP Revenue to Non-GAAP Revenue
(In thousands)
(Unaudited)

	For the Year Ended December 31,
	2007	2006	2005
GAAP revenue	$103,111	$65,243	$21,303

Delivered CDN Services not yet recognized	3,053	—	—

Non-GAAP revenue	$106,164	$65,243	$21,303

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)
(In thousands)
(Unaudited)

	For the Year Ended December 31,
	2007	2006	2005
GAAP net income (loss)	$(73,020)	$(3,377)	$397

Provision for litigation	48,130	—	—
Share-based compensation	18,910	9,248	94
Litigation defense expenses	7,295	3,121	—
Delivered CDN services not yet recognized	3,053	—	—
Deferred cost of traffic and services	(265)	—	—

Non-GAAP net income	$4,103	$8,992	$491

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(In thousands,)
(Unaudited)

	For the Year Ended December 31,
	2007	2006	2005
GAAP net income (loss)	$(73,020)	$(3,377)	$397

Add: depreciation and amortization	21,596	10,542	2,951
Add: interest expense	1,418	1,828	955
Plus (less) interest/other (income) expense	(5,009)	(383)	16
Add: income tax expense	2,401	2,591	300

EBITDA	$(52,614)	$11,201	$4,619
Add: provision for litigation	48,130	—	—
Add: share-based compensation	18,910	9,248	94
Add: litigation defense expenses recoverable from escrow (1)	3,394	1,561	—
Add: delivered CDN services not yet recognized	3,053	—	—
Less: deferred traffic and service costs	(265)	—	—

Adjusted EBITDA	$20,608	$22,010	$4,713

(1)	During 2006, we repurchased stock in a transaction with a total value of $102.1 million. Selling stockholders agreed to hold $10.1 million of the proceeds to offset specific claims for reimbursement associated with the Akamai lawsuit and other undisclosed obligations that may arise. For the twelve month periods ended December 31, 2007 and 2006, we had $3.4 million and $1.6 million, respectively, of litigation costs subject to reimbursement from this escrow. For the twelve month period ended December 31, 2005, we did not incur any litigation costs subject to reimbursement from this escrow. At December 31, 2007, there was approximately $1.1 million remaining in the escrow and it is expected that it will be fully drawn during the first quarter of 2008.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on the consolidated financial statements. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.
     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Statement, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial position or results of operations.
     In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110, On Share-Based Payments (SAB 110), which permits entities, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of plain vanilla options as discussed in SAB No. 107 and in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment.” The guidance in this release is effective January 1, 2008. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)).. SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any non-controlling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration, and other aspects of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, we will adopt SFAS No. 141(R) on January 1, 2009 and will apply its provisions prospectively. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, we will adopt SFAS No. 160 on January 1, 2009. As of December 31, 2007, we had no noncontrolling interests recorded in our balance sheet. We do not believe the adoption of SFAS No. 160 will have a material impact on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Item 8. Financial Statements and Supplementary Data
LIMELIGHT NETWORKS, INC.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Limelight Networks, Inc.
We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limelight Networks, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, Limelight Networks, Inc. changed its method of accounting on January 1, 2007 for income taxes in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
As discussed in Note 2 to the consolidated financial statements, Limelight Networks, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 21, 2008

Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$113,824	$7,611
Marketable securities	83,273	—
Accounts receivable, net of reserves of $4,022 and $1,204 at December 31, 2007 and 2006, respectively	21,407	17,526
Income taxes receivable	1,960	2,980
Deferred income taxes	—	362
Prepaid expenses and other current assets	4,469	3,011

Total current assets	224,933	31,490
Property and equipment, net	46,968	41,784
Marketable securities, less current portion	87	285
Deferred income taxes	—	106
Other assets	1,440	759

Total assets	$273,428	$74,424

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,523	$6,419
Accounts payable, related parties	230	781
Deferred revenue, current portion	4,237	197
Credit facilities, current portion	—	2,938
Capital lease obligations, current portion	—	245
Provision for litigation	48,130	—
Other current liabilities	9,312	6,314

Total current liabilities	70,432	16,894
Deferred revenue, less current portion	8,189	—
Credit facilities, less current portion (net of discount of $424 at December 31, 2006)	—	20,456
Capital lease obligations, less current portion	—	5
Other long-term liabilities	770	30

Total liabilities	79,391	37,385
Commitments and contingencies	—	—
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 6,921 shares authorized; 0 and 5,070 shares issued and outstanding at December 31, 2007 and 2006	—	5
Series B convertible preferred stock, $0.001 par value; 43,050 shares authorized; 0 and 39,870 issued and outstanding at December 31, 2007 and 2006	—	40
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at December 31, 2007; 82,541 and 21,832 shares issued and outstanding at December 31, 2007 and 2006, respectively	83	22
Additional paid-in capital	271,586	41,803
Accumulated other comprehensive income (loss)	106	(113)
Accumulated deficit	(77,738)	(4,718)

Total stockholders’ equity	194,037	37,039

Total liabilities and stockholders’ equity	$273,428	$74,424

See accompanying notes.

Limelight Networks, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenue	$103,111	$65,243	$21,303
Cost of revenue:
Cost of services	44,802	25,662	9,037
Depreciation — network	20,739	10,316	2,851

Total cost of revenue	65,541	35,978	11,888

Gross margin	37,570	29,265	9,415
Operating expenses:
General and administrative	31,827	18,388	4,107
Sales and marketing	25,462	6,841	3,078
Research and development	5,504	3,151	462
Depreciation and amortization	857	226	100
Provision for litigation	48,130	—	—

Total operating expenses	111,780	28,606	7,747

Operating income (loss)	(74,210)	659	1,668
Other income (expense):
Interest expense	(1,418)	(1,828)	(955)
Interest income	5,153	208	—
Other income (expense)	(144)	175	(16)

Total other income (expense)	3,591	(1,445)	(971)

Income (loss) before income taxes	(70,619)	(786)	697
Income tax expense	2,401	2,591	300

Net (loss) income	$(73,020)	$(3,377)	$397

Net (loss) income allocable to common stockholders	$(73,020)	$(3,377)	$240

Net (loss) income per common share — basic	$(1.26)	$(0.13)	$0.01

Net (loss) income per common share — diluted	$(1.26)	$(0.13)	$0.01

Weighted average common shares — basic	57,982	25,597	34,737

Weighted average common shares — diluted	57,982	25,597	40,526

See accompanying notes.

Limelight Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

									Accumulated
							Additional	Deferred	Other
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-In	Share-Based	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
Balance at December 31, 2004	6,921	$7	—	$—	34,688	$35	$2,951	$(16)	$—	$(1,738)	$1,239
Net income	—	—	—	—	—	—	—	—	—	397	397
Unrealized losses on investments, net of tax of $47	—	—	—	—	—	—	—	—	(71)	—	(71)

Comprehensive income											326
Exercise of common stock options	—	—	—	—	295	—	43	—	—	—	43
Exercise of common stock warrants	—	—	—	—	131	—	35	—	—	—	35
Tax benefit from share-based compensation	—	—	—	—	—	—	9	—	—	—	9
Value of warrants issued	—	—	—	—	—	—	77	—	—	—	77
Share-based compensation	—	—	—	—	—	—	169	(75)	—	—	94

Balance at December 31, 2005	6,921	7	—	—	35,114	35	3,284	(91)	(71)	(1,341)	1,823
Net loss	—	—	—	—	—	—	—	—	—	(3,377)	(3,377)
Unrealized losses on investments, net of tax of $28	—	—	—	—	—	—	—	—	(42)	—	(42)

Comprehensive loss											(3,419)
Reclassification due to the adoption of SFAS No. 123R	—	—	—	—	—	—	(91)	91	—	—	—
Issuance of Series B preferred stock net of offering costs of $3,683	—	—	39,870	40	—	—	126,276	—	—	—	126,316
Conversion of Series A preferred stock to common stock	(1,851)	(2)	—	—	1,851	2	—	—	—	—	—
Exercise of common stock options	—	—	—	—	5,240	5	1,027	—	—	—	1,032
Exercise of unvested common stock options	—	—	—	—	3,241	3	(3)	—	—	—	—
Exercise of common stock warrants	—	—	—	—	5,861	6	1,048	—	—	—	1,054
Issuance of restricted common stock	—	—	—	—	1,845	2	(2)	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	2,055	—	—	—	2,055
Vesting of early exercised stock options	—	—	—	—	—	—	254	—	—	—	254
Value of warrants issued	—	—	—	—	—	—	496	—	—	—	496
Tax benefit from share based compensation	—	—	—	—	—	—	1,627	—	—	—	1,627
Escrow funds returned from share repurchase	—	—	—	—	—	—	729	—	—	—	729
Repurchase of common stock	—	—	—	—	(31,320)	(31)	(102,090)	—	—	—	(102,121)
Share-based compensation	—	—	—	—	—	—	7,193	—	—	—	7,193

Balance at December 31, 2006	5,070	5	39,870	40	21,832	22	41,803	—	(113)	(4,718)	37,039

									Accumulated
							Additional	Deferred	Other
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-In	Share-Based	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
Net loss	—	—	—	—	—	—	—	—	—	(73,020)	(73,020)
Recognition of other-than-temporary impairment	—	—	—	—	—	—	—	—	113	—	113
Unrealized gain on investments, net of tax of $74	—	—	—	—	—	—	—	—	110	—	110
Foreign exchange translation	—	—	—	—	—	—	—	—	(4)	—	(4)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(72,801)
Issuance of common stock, net of offering costs of $3,990	—	—	—	—	14,900	15	203,850	—	—	—	203,865
Conversion of Series A preferred stock to common stock	(5,070)	(5)	—	—	5,070	5	—	—	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(39,870)	(40)	39,870	40	—	—	—	—	—
Exercise of common stock options	—	—	—	—	771	1	196	—	—	—	197
Exercise of common stock warrants	—	—	—	—	98	—	14	—	—	—	14
Vesting of restricted common stock	—	—	—	—	—	—	3,201	—	—	—	3,201
Vesting of early exercised stock options	—	—	—	—	—	—	610	—	—	—	610
Excess tax benefit related to stock option exercise	—	—	—	—	—	—	1,596	—	—	—	1,596
Escrow funds returned from share repurchase	—	—	—	—	—	—	4,607	—	—	—	4,607
Share-based compensation	—	—	—	—	—	—	15,709	—	—	—	15,709

Balance at December 31, 2007	—	$—	—	$—	82,541	$83	$271,586	$—	$106	$(77,738)	$194,037

See accompanying notes.

Limelight Networks, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities
Net (loss) income	$(73,020)	$(3,377)	$397
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,596	10,542	2,951
Share-based compensation	18,910	9,248	94
Deferred income tax expense (benefit)	318	(471)	(125)
Excess tax benefits related to stock option exercises	(1,596)	—	—
Accounts receivable charges	5,805	1,162	293
Accretion of debt discount	424	143	6
Accretion of marketable securities	(805)	—	—
Gain on sale of property and equipment	—	(175)	—
Loss on foreign exchange	42	—	—
Loss on investment	387	—	—
Changes in operating assets and liabilities:
Accounts receivable	(9,686)	(14,415)	(3,677)
Prepaid expenses and other current assets	(1,458)	(2,071)	(707)
Income taxes receivable	2,616	(2,980)	—
Other assets	(687)	(423)	(153)
Accounts payable	(1,982)	3,725	2,064
Accounts payable, related parties	(551)	419	3
Deferred revenue	12,229	—	—
Provision for litigation	48,130	—	—
Other current liabilities	3,595	4,966	1,301
Other long term liabilities	740	—	30

Net cash provided by operating activities	25,007	6,293	2,477

Investing activities
Purchase of marketable securities	(109,570)	—	—
Sale of marketable securities	27,300	—	—
Purchase of property and equipment	(22,731)	(40,609)	(10,852)

Net cash used in investing activities	(105,001)	(40,609)	(10,852)

Financing activities
Borrowings on credit facilities	—	32,873	8,769
Payments on credit facilities	(23,818)	(19,682)	(642)
Borrowings on line of credit	1,500	—	1,000
Payments on line of credit	(1,500)	(1,000)	—
Payments on capital lease obligations	(250)	(242)	(34)
Borrowings on notes payable — related parties	—	—	659
Payments on notes payable — related parties	—	(195)	(464)
Escrow funds returned from share repurchase	4,607	729	—
Excess tax benefits related to stock option exercises	1,596	1,627	9
Proceeds from exercise of stock options and warrants	211	2,086	78
Net proceeds from preferred stock issuances	—	126,316	—
Repurchase of common stock	—	(102,121)	—
Proceeds from initial public offering, net of issuance costs	203,865	—	—
Effects of exchange rate changes on cash and cash equivalents	(4)	—	—

Net cash provided by financing activities	186,207	40,391	9,375

Net increase in cash and cash equivalents	106,213	6,075	1,000
Cash and cash equivalents, beginning of year	7,611	1,536	536

Cash and cash equivalents, end of year	$113,824	$7,611	$1,536

Supplement disclosure of cash flow information
Cash paid during the year for interest	$1,020	$1,143	$634

Cash paid during the year for income taxes	$360	$4,805	$—

Property and equipment remaining in accounts payable	$4,049	$444	$—

See accompanying notes.

Limelight Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
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
     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term asset, capitalized software, income and other taxes and the fair value of stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate. The results of operations presented in this Annual Report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future periods.
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
     The Company has on one occasion entered into a multi-element arrangement. When the Company enters into such arrangements, each element is accounted for separately over its respective service period or at the time of delivery, provided that there is objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services have begun to be provided, and other revenue recognition criteria has been satisfied.

     The multi-element arrangement includes a significant software component. In accounting for such an arrangement the Company applies the provisions of Statement of Position, 97-2, (SOP 97-2) Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the receivable is probable. If a software license contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE cannot be established for all elements to be delivered, the Company defers all amounts received under the arrangement and does not begin to recognize revenue until the delivery of the last element of the contract has started. Subsequent to commencement of delivery of the last element, the Company commences revenue recognition. Amounts to be received under the contract are then included in the amortizable base and then recognized as revenue ratably over the remaining term of the arrangement until the Company has delivered all elements and has no additional performance obligations.
     The multi-element arrangement provided for consulting services related to the development of a custom CDN solution, the cross-license of certain technologies, including certain components of the Company’s CDN software and technology, and post-contract customer support (PCS) for both the custom CDN solution and the software component (the Multi-Element Arrangement). The agreement also contains a commitment by the customer to transmit a certain amount of traffic over the Company’s network during a five-year period from commencement of the agreement or be subject to penalty payments.
     The Company does not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as it has not licensed the intellectual property and software components, nor PCS separately. Accordingly the Company will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by paragraph 12 of SOP 97-2. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS has commenced. Concurrently with the signing of the Multi-Element Arrangement, the Company also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. The Company will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, the Company has attributed revenue for the service as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, the Company will record revenue on a monthly basis in an amount based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, the Company deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. During the year ended December 31, 2007, the Company recognized approximately $4.3 million in revenue and approximately $0.7 million in costs of revenue. As of December 31, 2007, the Company had remaining deferred revenue related to the Multi-Element Arrangement of $12.1 million, which is expected to be recognized ratably over the remaining original 44-month period that commenced in July 2007 and had related deferred costs of $0.2 million.
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
     From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, Website, print and signage. The Company recorded barter revenue and expense of approximately $854,000, $670,000 and $531,000, for the years ended December 31, 2007, 2006, and 2005, respectively.
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
Cash and Cash Equivalents
     The Company holds its cash and cash equivalents in checking and money market accounts, and investments with a minimum credit rating of A1/P1. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Investments in Marketable Securities
     The Company accounts for its investments in debt and equity securities under FASB’s Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and is reported in the statements of operations.
     The Company has classified its investments in equity and debt securities as available-for-sale. Available-for-sale investments are initially recorded at cost with temporary changes in fair value periodically adjusted through comprehensive income. The Company periodically reviews its investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred.
     The following is a summary of available-for-sale securities at December 31, 2007 and 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2007	Cost	Gains	Losses	Fair Value
Government agency bonds	$19,764	$68	$(3)	$19,829
Commercial paper	43,916	3	(10)	43,909
Corporate notes and bonds	19,397	141	(3)	19,535

Total available-for-sale debt securities	83,077	212	(16)	83,273
Publicly traded common stock	87	—	—	87

Total available-for-sale securities	$83,164	$212	$(16)	$83,360

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2006	Cost	Gains	Losses	Fair Value
Publicly traded common stock	$474	$—	$(189)	$285

Total available-for-sale securities	$474	$—	$(189)	$285

     At December 31, 2007, the Company evaluated its investment portfolio, and noted unrealized losses of $16,000 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2007. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.
     Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.
     At of December 31, 2007, the Company evaluated its investment portfolio in publicly traded common stock to determine if there had been decline in market value that was considered to be other-than-temporary. The Company concluded that $0.4 million of the decline associated with a publicly traded common stock was other than temporary and recorded an impairment charge in interest income.
     The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 2007, by maturity, are shown below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Due in one year or less	$64,092	$16	$(16)	$64,092
Due after one year and through five years	18,985	196	—	19,181
Due after five years and through ten years	—	—	—	—
Due after ten years	—	—	—	—

	$83,077	$212	$(16)	$83,273

Accounts Receivable
     Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company records reserves against its accounts receivable balance for service credits and for doubtful accounts. The related charges are included as a component of general and administrative expenses.
     The Company’s reserve for service credits increases as a result of specific service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits typically relate to customer disputes and billing adjustments and are recorded as a reduction of revenues. Decreases to the reserve are the result of actual credits being issued to customers, causing a corresponding reduction in accounts receivable.
     The allowance for doubtful accounts is based upon a review of customer accounts receivable where the Company no longer believes the customer has the ability to pay outstanding balances. The Company performs ongoing credit evaluations of its customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in the deferral of revenue until the Company receives consistent payments.
     Estimates are used in determining both of these reserves and are based upon the Company’s review of outstanding balances on a customer specific, account-by-account basis.
Property and Equipment
     Property and equipment are carried at cost less accumulated depreciation or amortization. Depreciation and amortization are computed using the straight-line and accelerated methods over the assets’ estimated useful lives of the applicable asset.

Network equipment	3 years
Computer equipment	3 years
Furniture and fixtures	3-5 years
Other equipment	3-7 years
     Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the respective lease term. Maintenance and repairs are charged to expense as incurred.
Long-Lived Assets
     The Company reviews its long-lived assets for impairment annually and whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company would recognize an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. The Company treats any write-downs as permanent reductions in the carrying amounts of the assets. The Company believes the carrying amounts of its assets at December 31, 2007 and 2006 are fully realizable and has not recorded any impairment losses.
Deferred Rent and Lease Accounting
     The Company leases office space in various locations. At the inception of each lease, the Company evaluates the property to determine whether the lease will be accounted for as an operating or a capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances where the exercise of the renewal option can be reasonably assured and failure to exercise the option would result in an economic penalty.
     The Company records tenant improvement allowances granted under the lease agreements as leasehold improvements within property and equipment and within deferred rent.
     For leases that contain rent escalation provisions, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease (including any “rent free” period beginning upon possession of the premises), and records any difference between the actual rent paid and the straight-line rent expense recorded as increases or decreases in deferred rent.
Cost of Revenue
     Cost of revenues consists primarily of fees paid to network providers for bandwidth and for housing network equipment in third-party network data centers, also known as co-location costs. Cost of revenues also includes employee costs, network storage costs, cost of professional services, costs of licenses, and depreciation of network equipment. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from several months to two years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above contracted minimums. A significant portion of the CDN traffic delivery is completed through direct connection to internet service provider networks, called peering, generally at no charge. This avoids entirely the bandwidth cost associated with the delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of the Company’s servers nor does the Company recognize as expense the value of the rack space and bandwidth received at no cost.
Research and Development and Software Development Costs
     The Company charges research and development costs, other than certain software development costs, to expense as incurred. Software development costs incurred subsequent to the establishment of technological feasibility and prior to the introduction into the Company’s content delivery network are capitalized and amortized to cost of revenue over the estimated useful life of the related software. There were no costs capitalized at December 31, 2007 or 2006 because the costs incurred from technological feasibility to the introduction into the network were immaterial.
Income Taxes
     We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
     We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.
     We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Net Income (Loss) Per Share
     The Company follows EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income (loss) per share is then calculated by dividing income allocable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. EITF Issue No. 03-6 does not require the presentation of basic and diluted net income (loss) per share for securities other than common stock; therefore, the following net income (loss) per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income (loss) per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income (loss) per share. To the extent preferred stock is anti-dilutive, the Company calculates diluted net income (loss) per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and warrants using the treasury stock method.

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Historical net income (loss) per share
Numerator:
Net income (loss)	$(73,020)	$(3,377)	$397
Less: Income allocable to preferred stockholders	—	—	(157)

Net income (loss) allocable to common stockholders	$(73,020)	$(3,377)	$240

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Denominator:
Weighted average common shares	57,982	25,975	34,737
Less: Weighted-average unvested common shares subject to repurchase	—	(378)	—

Denominator for basic net income (loss) per share	57,982	25,597	34,737
Dilutive effect of stock options and shares subject to repurchase	—	—	805
Dilutive effect of outstanding stock warrants	—	—	4,984

Denominator for diluted net income (loss) per share	57,982	25,597	40,526

Basic net income (loss) per share	$(1.26)	$(0.13)	$0.01

Diluted net income (loss) per share	$(1.26)	$(0.13)	$0.01

     The following outstanding options, common stock subject to repurchase and common stock warrants were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	2007	2006	2005
		(In thousands)
Options to purchase common stock and stock subject to repurchase	4,105	5,603	3,368
Stock warrants (as converted basis)	—	—	15
Other Comprehensive Income (Loss)
     For the periods presented, accumulated other comprehensive gain (loss) consisted of (in thousands):

	December 31,
	2007	2006
	(In thousands)
Net unrealized gain (loss) on investments, net of tax	$110	$(113)
Foreign currency translation	(4)	—

Total accumulated other comprehensive loss	$106	$(113)

     In 2007, the Company recognized in interest income an impairment loss of $0.4 million related to an investment in a publicly traded equity security. At December 31, 2006, the Company’s investment in the public traded equity securities was recorded as an unrealized loss of $113,000.
Share-based compensation
     The Company accounts for its share-based compensation pursuant to SFAS No. 123 (revised 2004) Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires measurement of all employee share-based payments awards using a fair-value method. The grant date fair value is determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires the Company to make key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. The Company has estimated the volatility rates used as inputs to the model based on an analysis of the most similar public companies for which it has data. The selection of representative companies as well as in evaluating the available historical volatility data for these companies requires considerable judgment by the Company.
     SFAS No. 123R requires the Company to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based payments expense, as the effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.
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
     The Company recognizes expense using the straight-line attribution method. The Company recorded share-based compensation expense related to stock options and restricted stock under the fair value requirements of SFAS No. 123R during the year ended December 31, 2007, 2006 and 2005 of approximately $18.9 million, $9.2 million and $0.1 million, respectively. Unrecognized share-based compensation expense totaled $47.4 million at December 31, 2007, which is expected to be recognized over a weighted average period of 3.05 years. Of these charges, approximately $6.7 million in 2007 and $5.8 million in 2006 relate to options granted to our four founders in connection with our Series B preferred stock financing in July 2006. We expect our share-based payments expense to decrease in 2008 and potentially to increase thereafter as we grant additional stock options and restricted stock awards.
     The following table summarizes the components of share-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2007 and 2006 in accordance with SFAS No. 123R (in thousands):

	Years Ended December 31,
	2007	2006
Share-based compensation expense by type of award:
Stock options	$15,709	$7,193
Restricted stock	3,201	2,055

Total share-based compensation expense	$18,910	$9,248

Effect of share-based compensation expense on income by line:
Cost of services	$1,489	$459
General and administrative expense	10,653	6,794
Sales and marketing expense	3,948	334
Research and development expense	2,820	1,661

Total cost related to share-based compensation expense	$18,910	$9,248

Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments. The respective fair values of investments are determined based on quoted market prices, which approximate fair values. The carrying amounts of accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximate their respective fair values because of the immediate or short-term maturity of these financial instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s long-term debt also approximates fair value.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. . Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term asset, capitalized software, income and other taxes, the fair value of stock-based compensation and other contingent liabilities.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on the consolidated financial statements. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe the adoption of this Statement will have a material effect on its results of operations or financial condition.
     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on our financial position or results of operations.
     In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) on share-based payments, which permits entities, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of plain vanilla options as discussed in SAB No. 107 and in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment.” The guidance in this release is effective January 1, 2008. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any non-controlling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration, and other aspects of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adopt SFAS No. 141(R) on January 1, 2009 and will apply its provisions prospectively. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, the Company will adopt SFAS No. 160 on January 1, 2009. As of December 31, 2007, the Company had no noncontrolling interests recorded in its balance sheet. The Company does not believe the adoption of SFAS No. 160 will have a material impact on its financial position or results of operations.
3. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets include:

	December 31,
	2007	2006
	(In thousands)
Non-income taxes receivable	$2,109	$1,087
Prepaid royalties and licenses	525	974
Interest receivable	506	—
Employee advances and prepaid recoverable commissions	118	—
Capitalized offering costs	—	120
Other	1,211	830

	$4,469	$3,011

4. Property and Equipment
     Property and equipment include:

	December 31,
	2007	2006
	(In thousands)
Network equipment	$79,676	$54,764
Computer equipment	1,573	951
Furniture and fixtures	291	136
Leasehold improvements	1,411	526

	December 31,
	2007	2006
	(In thousands)
Other equipment	301	105

	83,252	56,482
Less: accumulated depreciation	(36,284)	(14,698)

	$46,968	$41,784

     Depreciation and amortization expense was approximately $21.6 million, $10.5 million, and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
5. Litigation
     In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against the Company in the U.S. District Court for the District of Massachusetts alleging that the Company was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, U.S. Patent No. 6,553,413 (“the ‘413 patent”) and U.S. Patent No. 6,108,703 (“the ‘703 patent”). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent, U.S. Patent No. 7,103,645 (“the ‘645 patent”). The two matters were consolidated by the Court. In addition to monetary relief, including treble damages, interest, fees and costs, the consolidated complaint sought an order permanently enjoining the Company from conducting its business in a manner that infringes the relevant patents. A permanent injunction could prevent the Company from operating its CDN to deliver certain types of traffic, which could impact the viability of the Company’s business. The Court held a claim construction hearing, known as a Markman hearing, in May 2007 and issued a claim construction order in June 2007. A trial date was set for February 2008. In February 2008, a jury returned a verdict in this lawsuit, finding that the Company infringed four claims of the patent at issue and rejecting the Company’s invalidity defenses for the period April 2005 through December 31, 2007. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages. In addition the jury awarded pre-judgment interest which the Company estimates to be $2.6 million at December 31, 2007. The Company has recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007.
     While the Company will continue to pursue multiple legal recourses available to it which could reduce or even possibly eliminate the related financial exposure in the jury verdict, if the Company is not able to prevail in its efforts, there could be additional charges recorded by the Company in future periods. Such charges would be dependent in part upon judicial determinations made on the various elements of the matter and the activities of the Company in future periods. The Company, during its financial statement close process, will evaluate if additional accrual amounts are required at each reporting period. The Company would record additional accrual amounts to the extent the Company determines amounts are probable of being paid and are also reasonably estimable. Such amounts could be, but are not limited to, damages associated with post-judgment lost profits, price erosion, and royalties as well as interest related to pre-and-post-judgment amounts. A key determinant in the Company’s ability to estimate possible future charges will be the extent to which the Company is able to determine a correlation between the jury awarded amount to the various elements of the allegations. The Company is in the process of investigating whether adequate information exists or is obtainable from which to make determinations with respect to the probability of future expenses being incurred and the ability to estimate the amount.
     In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Virginia alleging that the Company is infringing three patents Level 3 allegedly acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint seeks an order permanently enjoining the Company from conducting its business in a manner that infringes the relevant patents. Discovery has begun, but the schedule for the case has not yet been set by the Court.
     While the Company believes that the claims of infringement asserted against it by Level 3 in the present litigation are without merit and intends to vigorously defend the action, there can be no assurance that this lawsuit ultimately will be resolved in the Company’s favor. An adverse ruling could seriously impact the Company’s ability to conduct its business and to offer its products and services to its customers. This, in turn, would harm the Company’s revenue, market share, reputation, liquidity and overall financial position.
     In August 2007, the Company, certain of its officers and current and former directors, and the firms that served as the lead underwriters in the Company’s initial public offering were named as defendants in several purported class action lawsuits filed in the U. S. District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserts causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased the Company’s common stock in its initial public offering and/or pursuant to its Prospectus. The complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning the seasonality of its business and the loss of revenue related to certain customers. On March 17, 2008, the Company and the individual defendants moved to dismiss all of the plaintiffs’ claims. Although the Company believes that it and the individual defendants have meritorious defenses to the plaintiffs’ claims and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits may have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not able at this time to estimate the range of potential loss nor does it believe that a loss is probable. Therefore, there is no provision for these lawsuits in the Company’s financial statements.
6. Other Current Liabilities
     Other current liabilities include:

	December 31,
	2007	2006
	(In thousands)
Accrued cost of revenue	$3,007	$845
Accrued compensation and benefits	1,900	675
Non income taxes payable	3,161	3,549
Proceeds from early exercise of stock options	—	610
Other accrued expenses	1,244	635

	$9,312	$6,314

7. Notes Payable and Credit Facilities
     Credit facilities include:

	December 31,
	2007	2006
	(In thousands)
Equipment Facility	$—	$23,818
Working Capital Facility	—	—
Line of Credit	—	—

	—	23,818
Less: current portion	—	(2,938)
Less: discount	—	(424)

	$—	$20,456

     Maturities of notes payable are as follows (in thousands):

	December 31,
	2007	2006
	(In thousands)
2007(1)	$—	$2,938
2008	—	5,293
2009	—	5,293
2010	—	5,293
2011	—	5,001

	$—	$23,818

     Interest expense on notes payable was approximately $0.9 million, $1.5 million, and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Credit Facilities
     At December 31, 2006, the Company had an aggregate outstanding balance under the Equipment Facility agreements of $23.8 million. On June 14, 2007, the company used $23.8 million of the net proceeds from its Initial Public Offering to repay in full the outstanding balance of the Company’s equipment financing facility. During the second quarter of 2007 the equipment facility and the line of credit were extinguished.
     In connection with its Credit Facilities, the Company granted warrants to purchase common stock to the bank that holds the Equipment Facility. On August 31, 2005, the Company granted a warrant to purchase 93,750 common shares at an exercise price of $0.27 per share with a term of seven years. The warrants were determined to have a fair value at date of grant of $4,750. On October 20, 2005, in conjunction with an additional extension of credit the Company issued additional warrants to purchase 257,813 shares of common stock for an exercise price of $0.27 per share with a term of seven years. The warrants were determined to have a fair value at date of grant of approximately $13,000. On February 24, 2006, the Company issued additional warrants to purchase 257,813 shares of common stock for an exercise price of $0.27 per share with a term of seven years. The warrants were determined to have a fair value at date of grant of approximately $287,000. The aggregate warrants to purchase 609,376 common shares were exercised by the holder in November 2006 and no warrants are currently outstanding. The fair value amounts computed were included as an increase to additional paid in capital with the related debt discount being amortized to interest expense over the term of the debt. At December 31, 2006 there was remaining unamortized debt discount of $207,000. During the second quarter of 2007, as result of the repayment of the Company’s Equipment Facility, the Company recognized as expense approximately $200,000 of unamortized debt discount. As of December 31, 2007 there was no remaining unamortized debt discount.
     The loans under the Equipment Facility were collateralized by all equipment, accounts receivable and intangible property of the Company.
Line of Credit — Investment Fund
     In August 2005, the Company obtained a line of credit with an investment fund that was subsequently amended in October 2005. The amended agreement had a credit limit of $6,500,000 or up to 65% of recurring revenues as measured monthly over a rolling 3-month period (the Extended Borrowing Base). All loans under the Extended Borrowing Base were subject to the interest rate of 5.50% over the prime rate. There was no balance outstanding at December 31, 2006. In February 2007, the agreement was amended to increase the credit line to $7,500,000. The line of credit was extinguished during the second quarter of 2007.
     In conjunction with this agreement, the Company issued warrants to purchase shares of common stock to the investment fund. On August 31, 2005, the Company issued warrants to purchase 656,250 shares of common stock for an exercise price of $0.27 per share, term of 7 years and a determined fair value at date of grant of approximately $33,000. On October 28, 2005, warrants to purchase 468,750 common shares were issued with an exercise price of $0.27 per share, term of 7 years and determined fair value at date of grant of approximately $24,000. On February 24, 2006, warrants to purchase 187,500 shares of common stock were issued with an exercise price of $0.27 per share, a term of 7 years and determined fair value at date of grant of approximately $209,000. The aggregate warrants to purchase 1,312,500 common shares were exercised by the holder in November 2006 and no warrants are currently outstanding. The fair value amounts computed were included as an increase to additional paid in capital with the related debt discount amortized to interest expense over the term of the debt. At December 31, 2006 there was remaining unamortized debt discount of $217,000. During 2007, as a result of the repayment of the Company’s Equipment Facility, the Company recognized as expense approximately $200,000 of unamortized debt discount. As of December 31, 2007 the remaining unamortized debt discount was zero.
Line of Credit — Bank
     The Company has a $5,000,000 Line of Credit with a bank that bears an interest rate of prime plus 0.75% with maturity of October 31, 2009. The Company can borrow up to 50% of the cash balance it holds at the bank, up to a maximum of $5.0 million. At December 31, 2007 and 2006 the Company had no outstanding balance on the line of credit.

     The Line of Credit is collateralized by all equipment, accounts receivable and intangible property of the Company.
     The Company was subject to various debt covenants and was in compliance with covenants at December 31, 2007.
8. Warrants
     The Company has issued warrants to purchase common stock related to employee compensation and in connection with various debt arrangements. Prior to 2005, the Company granted a total of 4,711,104 warrants in exchange for services. The following is a summary of activity related to warrants granted:

	Number of Warrants	Exercise Price Range
	(In thousands)
Outstanding at January 1, 2004	4,711	$0.05 - $0.60
Issued	1,608	$0.27
Exercised	(132)	$0.27

Outstanding at December 31, 2005	6,187	$0.05 - $0.60
Issued	446	$0.27
Exercised	(5,861)	$0.05 - $0.60
Expired	(674)	$0.05

Outstanding at December 31, 2006	98	$0.15
Exercised	(98)	$0.15

Outstanding at December 31, 2007	—	—

     At December 31, 2007 there are no warrants outstanding.
9. Stockholders’ Equity
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
Common Stock
     The Board of Directors has authorized 150,000,000 shares of $0.001 par value Common Stock at December 31, 2007. The Company has reserved 8,474,000 unissued shares of Common Stock for options outstanding under the incentive compensation plan.
Preferred Stock
     On June 13, 2007, the Company amended its certificate of incorporation to authorize the issuance of up to 7,500,000 shares of preferred stock. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the Board of Directors. As of December 31, 2007, the Board of Directors had not adopted any resolutions for the issuance of preferred stock.
Series A Convertible Preferred Stock
     In September 2003, the Company’s Board of Directors adopted a resolution designating 7,500,000 shares as Series A Convertible Preferred Stock (Series A Preferred).

     At the time of issuance, the holders of record of the Series A Preferred were entitled to receive, out of funds legally available, dividends at the annual rate of 10% of the Series A Preferred price per share, if declared by the Company’s Board of Directors. In connection with the conversion of certain Series A Preferred Shares, Series A Preferred stockholders waived their right to receive dividends if and when declared. No dividends had been declared by the Company through date of waiver.
     In the event of a liquidation of the Company, the holders of the Series A Preferred Stock would be entitled to receive on a pro-rata basis for each share held, in preference to the holders of the Common Stock, $0.1445 (the issue price) plus any accrued and unpaid dividends, and a premium equal to 10% of the issue price per annum, compounded annually. In connection with the issuance of the Series B Convertible Preferred Shares in 2006, the Company amended the articles of incorporation whereby all Series Preferred Shares are covered under the set of terms and conditions as it relates to liquidation, conversion, redemption and voting rights as described herein. As a part of our initial public offering in June 2007 all the outstanding shares of Series A Convertible Preferred shares were converted into common stock.
Series B Convertible Preferred Stock
     In May 2006, the Company’s Board of Directors adopted a resolution to authorize the issuance of up to 43,050,000 shares of Series B Preferred Stock (Series B Preferred). The Company subsequently issued 39,869,955 shares of Series B Preferred for aggregate gross proceeds of $130,000,000.
     Concurrent with the sale of the Series B Preferred, the Board of Directors authorized a tender for the repurchase of up to an aggregate of 31,500,000 shares of common stock at a price of $3.26 per share including common shares issued upon conversion of certain Series A Preferred shares and from exercises of stock options and warrants. A total of 31,320,000 shares were repurchased for $102,121,000.
     The tender offer required a contribution of 10% of total amount paid or approximately $10.1 million to selling stockholders be deposited in an escrow account to be available to the Company for 18 months to fund any liabilities that were not estimable at the repurchase date, such as the patent litigation, and any liabilities associated with breaches in the representations and warranties made by the selling stockholders. At December 31, 2007 and December 31, 2006, the Company had drawn an aggregate of $5.3 million and $0.7 million, respectively against the escrow. The Company intends to make additional claims against the escrow funds but is not assured of prevailing and receiving the requested funds. At December 31, 2007, $1.1 million remained in the escrow and was available for reimbursement.
     Reimbursements from the escrow account are recorded as an increase to Additional Paid-in Capital of the Company.
     In connection with the sale of Series B Preferred, the Board of Directors adopted the 2006 Sales Participation Plan. The plan calls for an allocation of the net consideration from a liquidity transaction, excluding an initial public offering, to unit holders in an amount of 20% of the proceeds in excess of $125,000,000 up to a maximum of $31.25 million. The purpose of the program is to provide a means by which the Company’s employees and consultants may be given a bonus in the event of certain corporate transactions to provide a retention incentive to employees. The Plan terminated upon the effectiveness of the Company’s initial public offering with no such bonus amounts awarded.
Incentive Compensation Plans
     The Company maintains Incentive Compensation Plans (the Plans) to attract, motivate, retain and reward high-quality executives and other employees, officers, directors and consultants by enabling such persons to acquire or increase a propriety interest in the Company. The Plans are intended to be qualified plans under the Internal Revenue Code.
     The Plans allows the Company to award stock option grants and restricted stock to employees, directors and consultants of the Company. Through December 31, 2007 the Company has granted awards to employees, directors and consultants. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of the Company’s common stock on the date of the grant. Stock options and restricted stock are generally subjected to 4 year vesting with the first 25% of the grant vesting on the first anniversary date of the grant, with the remainder vesting monthly thereafter.
     In connection with the preparation of the financial statements included in the Company’s registration of shares with the Securities and Exchange Commission, the Company reassessed the estimated accounting fair value of common stock in light of the potential completion of the offering. The valuation methodology that most significantly impacted the reassessment of fair value was the market-based assessment of the valuation of existing comparable public companies. The methodology also de-emphasized the $260 million liquidation preference available to preferred stockholders in the event of a sale of the Company. In determining the reassessed fair value of the common stock during 2006, the Company determined it appropriate to reassess the estimate of accounting fair value for periods prior to December 31, 2006 based on operational achievements in executing against the operating plan and market trends. Because of the impact the achievement of unique milestones had on the valuation during the various points in time before the reassessment, certain additional adjustments for factors unique to the Company were considered in the reassessed values determined for the 12 months ended December 31, 2006, which impacted valuations throughout the twelve month period ended December 31, 2006.

These included:
2006	—	In July a controlling interest is sold to an investor group led by Goldman, Sachs & Co. through the issuance of shares of Series B Preferred Stock, at a price of $3.26 per share, for total aggregate consideration of $130 million. As part of the transaction, the Company repurchased 31,320,000 shares of common stock for an aggregate net consideration of $102.1 million.

2006	—	In the Fall of 2006, the Company experienced significant increased revenue as a result of new customer acquisitions and committed increases in network usage from existing customers.

2006	—	In the fourth quarter the Company appoints both a Chief Executive Officer and a Chief Financial Officer with past public company roles in a similar capacity.

2006	—	Revenue growth exceeds 200%, to $65.2 million compared to revenue in 2005 of $21.3 million.
     Based upon the reassessment, the Company determined the SFAS No. 123R accounting fair value of the options granted to employees from February 1, 2006 to December 31, 2006 was greater than the initially determined amounts based upon using a higher fair value input for common stock in the valuation model for certain of those options.
     Based upon the reassessment discussed above, the Company determined the reassessed accounting fair value of the options to purchase 8,078,313 shares of common stock granted to employees during the period from February 1, 2006 to December 31, 2006 ranged from $1.21 to $6.25 per share.
     Stock-based compensation expense for the year ended December 31, 2006 includes the difference between the reassessed accounting fair value per share of the common stock on the date of grant and the exercise price per share and is amortized over the vesting period of the underlying options using the straight-line method. There are significant judgments and estimates inherent in the determination of the reassessed accounting fair values. For this and other reasons, the reassessed accounting fair value used to compute the stock-based compensation expense may not be reflective of the fair market value that would result from the application of other valuation methods, including accepted valuation methods for tax purposes.
     Data pertaining to stock option activity under the Plan is as follows:

		Weighted
		Average
	Number	Exercise
	Shares	Price
	(In thousands)
Balance at December 31, 2004	3,305	$0.15
Granted	3,653	0.27
Exercised	(295)	0.15
Cancelled	(472)	0.25

Balance at December 31, 2005	6,191	0.21
Granted	8,078	2.19
Exercised	(8,481)	0.23
Cancelled	(137)	0.43

Balance at December 31, 2006	5,651	2.98
Granted	4,725	8.77
Exercised	(771)	0.24
Cancelled	(1,131)	5.42

Balance at December 31, 2007	8,474	$6.17

     The following table summarizes the information about stock options outstanding and exercisable at December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number of	Average
		Contractual	Exercise	Shares	Exercise
Exercise Price	Number	Live (Years)	Price	Exercisable	Price
	(In thousands)			(In thousands)
$0.00 — $0.25	175	6.05	$0.14	175	$0.14
$0.26 — $0.75	2,416	7.74	0.27	965	0.27
$0.76 — $1.50	422	8.46	0.85	122	0.85
$1.51 — $3.00	303	8.90	2.09	24	2.09
$6.01 — $8.00	2,558	8.97	6.94	328	6.51
$8.01 — $10.00	337	9.87	9.73	10	9.93
$10.01 — $12.00	787	9.41	11.39	48	11.73
$12.01 — $14.00	832	8.99	13.13	—	—
$14.01 — $15.00	644	9.41	15.00	—	—

	8,474			1,672

     The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 and 2006 on a per-share basis was approximately $9.25 and $3.43. The total intrinsic value of the options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $3.0 million, $41.8 million and $0.1 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2007 is $21.9 million.
     Beginning on January 1, 2006, and upon the adoption for SFAS No. 123R, the fair value of each new option awarded is estimated on the grant date using the Black-Scholes-Merton model using the assumptions noted in the following table:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Expected volatility	84.47%	84.47%	NA
Expected term, years	5.79%	5.79%	NA
Risk-free interest	4.71%	4.71%	NA
Expected dividends	0.00%	0.00%	NA
     The Company recognizes expense using the straight-line attribution method. Unrecognized share-based compensation related to stock options totaled $40.5 million at December 31, 2007. The Company expects to amortize unvested stock compensation related to stock options over a weighted average period of 3.22 years at December 31, 2007.
     The Company’s expected volatility is derived from historical volatilities of several unrelated companies within the Internet services and network industry. Each company’s historical volatility is weighted based on certain qualitative factors and combined to produce a single volatility factor used by the Company. The risk-free interest factor is based on the U.S. Treasury yield curve in effect at the time of the grant for zero coupon U.S. Treasury notes with maturities of approximately equal to each grant’s expected term. The expected term is calculated using the “short-cut” method provided in the Securities Exchange Commission’s Staff Accounting Bulletin No. 107, which takes into consideration the grant’s contractual life and the vesting periods. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of the adjustment. During the year ended December 31, 2007 and 2006, the Company recorded share-based compensation related to stock options under the fair value requirements of SFAS No. 123R of approximately $15.7 million and $7.2 million, respectively.
     The Company has also granted restricted stock awards to certain employees. Restricted stock awards are valued at the deemed fair value of the Company’s common stock on the date of grant and the total value of the award is expensed ratably over the service period of the award. In 2006, the Company granted 1,845,000 shares of restricted stock with a deemed fair value of $12.2 million. There were no grants of restricted stock in the years ended December 31, 2007 or December 31, 2005.
     Share-based payment compensation related to all restricted stock awards for the years ended December 31, 2007 and 2006 was approximately $3.2 million and $2.1 million, respectively. At December 31, 2007 there was $6.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 2.05 years and 3.17 years, as of December 31, 2007 and 2006, respectively.
     The Company’s stock option plan contains an “early exercise” provision. Upon early exercise of the option, the exercising holder receives restricted common stock. The restricted stock shares vest over the same period as the original stock option award. If the restricted stock does not vest because the required service period is unmet, the Company has the option to reacquire the restricted common stock for the lesser of the amount paid to acquire it or the fair value of the common stock at the call date. During 2006, the Company received $864,000 in cash resulting from the early exercise of options to purchase 3,240,944 shares of restricted common stock. Because the unvested portion of this common stock is subject to repurchase by the Company, unvested amounts of $-0- and $0.6 million, as of December 31, 2007 and 2006, respectively have been recorded in other liabilities in the accompanying consolidated balance sheet.

10. Related Party Transactions
     In July 2006, an aggregate of 39,869,960 shares of Series B Preferred was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of our initial public offering became holders of more than 10% of the Company’s common stock. On June 14, 2007, upon the closing of the Company’s IPO, all outstanding shares of the Company’s Series B Convertible Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. As of December 31, 2007, Goldman, Sachs & Co. owned 37% of the Company’s outstanding common stock.
     The Company leases office space from a company owned by two of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $12,000, $20,000 and $26,000, for the years ended December 31, 2007, 2006 and 2005, respectively.
     The Company sells services to several entities owned, in whole or in part, by several Company executives. Revenue received from these customers was approximately $337,000, $275,000 and $234,000 during the years ended December 31, 2007, 2006 and 2005, respectively.
     The Company purchases hardware and equipment from companies owned by one of the founders of the Company. Hardware and equipment purchased from the entities during 2006 and 2005 was approximately $29,900,000 and $7,400,000, respectively. As of December 31, 2006, the Company was informed by this founder that there was no longer an ownership interest in the entity.
11. Leases and Commitments
Operating Leases
     The Company is committed to various noncancelable operating leases for office space which expire through 2011. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of December 31, 2007 are as follows (in thousands):

2008	$1,036
2009	898
2010	663
2011	71
2012	—

Total minimum payments	$2,668

     Subsequent to the year ended December 31, 2007, the Company entered into a new operating lease for additional office space in Tempe, Arizona with lease payments of approximately $103,000, $159,000, $164,000 and $55,000 for 2008, 2009, 2010 and 2011, respectively. These additional costs are not reflected in the above table of operating leases. This lease provides to the Company a one time termination provision at the end of the first 24 months of the lease for the payment of a small fee.
Purchase Commitments
     The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. The following summarizes minimum commitments as of December 31, 2007 for the next five years (in thousands):

2008	$25,619
2009	16,664
2010	10,607
2011	4,961
2012 and thereafter	440

Total minimum payments	$58,291

     Rent and operating expense relating to these operating lease agreements and bandwidth and co-location agreements was approximately $36.8 million, $21.5 million and $8.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Capital Leases
     As of December 31, 2006, the Company leased certain equipment under capital lease agreements with expiration dates in 2007 through 2009. The equipment acquired under these various financing leases was capitalized using effective interest rates at the inception of the leases. The cost and accumulated depreciation of the equipment capitalized under these leases approximated $726,000 and $541,000, respectively, at December 31, 2006. The Company had no cost and accumulated depreciation of the equipment capitalized under capital lease agreements at December 31, 2007.
     During 2007, the Company paid in full certain lease arrangements with maturities through 2009. In connection with the early repayment of these leases, the Company paid penalty amounts resulting in additional interest expense. As of December 31, 2007, the company had no commitments under any capital lease obligations.
     Interest expense related to capital leases was approximately $85,000, $66,000 and $290,000, for the years ended December 31, 2007, 2006 and 2005, respectively.
12. Concentrations
     During the year ended December 31, 2007 and 2006, the Company had one major customer each year for which revenue exceeded 10% of total revenues. The revenues for the years ended December 31, 2007 and 2006, for these two customers totaled approximately $26.2 million and $19.2 million, respectively. There was no customer from which total revenue exceeded 10% in 2005.
     Revenue from non-U.S. sources aggregated approximately $13.2 million, $5.1 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
13. Income Taxes
     Income (loss) before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2006	2006	2005
Income (loss) before income taxes:
United States	$(72,083)	$(1,444)	$541
Foreign	1,464	658	156

	$(70,619)	$(786)	$697

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$1,397	$2,669	$321
State	115	199	58
Foreign	421	194	46

Total current	1,933	3,062	425
Deferred:
Federal	399	(404)	(112)
State	69	(67)	(13)
Foreign	—	—	—

Total deferred	468	(471)	(125)

Total provision	$2,401	$2,591	$300

     A reconciliation of the Company’s tax provision (benefit) to the expected tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Tax expense (benefit) at the federal statutory rate — 35%	$(24,717)	$(275)	$244
Share based compensation	4,143	2,729	—
State income taxes, net of the federal effect	(3,112)	88	30
Valuation allowance changes affecting federal and state income tax expense	25,723	—	—

	Years Ended December 31,
	2007	2006	2005
Contingency reserve	—	100	44
Uncertain tax positions	399	—	—
Other	(35)	(51)	(18)

Tax provision	$2,401	$2,591	$300

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2007	2006
Deferred tax assets:
Accounts receivable reserves	$1,015	$280
Share-based compensation	3,707	498
Deferred Revenue	1,375	77
Provision for litigation	18,967	—
Fixed assets	280	53
Marketable equity securities	153	75
Foreign tax credit	504	—
Other	76	5

Total deferred tax assets	26,077	988
Deferred tax liabilities:
Share-based compensation	(354)	(520)

Total deferred tax liabilities	(354)	(520)

Valuation Allowance	(25,723)	—

Net deferred tax assets	$—	$468

     Netted by jurisdiction and reported as follows for the periods ended (in thousands):

	Years Ended December 31,
	2007	2006
Current deferred tax assets	$—	$362
Non-current deferred tax assets	—	106
Non-current deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$—	$468

     A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is the Company’s intent to permanently reinvest such earnings. At December 31, 2007, the Company expected a $1.1 million federal and state net operating loss. Under the carryback provisions available for federal income tax purposes, the Company anticipates the federal loss will be carried back to the two preceding tax years and fully utilized. For state income tax purposes, a carryback of the loss is not available; however, the state net operating loss can generally be carried forward and used to offset future state taxable income. The state net operating loss carryforwards will begin to expire in 2012.
     SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods by jurisdiction, unitary versus stand alone state tax filings, the Company’s experience with loss carryforwards not expiring unutilized, and all tax planning alternatives that may be available.
     In making the determination of whether the recoverability of the Company’s deferred tax assets was likely under SFAS No. 109 as of December 31, 2007, management determined there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude that it was more likely than not that approximately $25.7 million of the Company’s net deferred tax assets would not be realized and accordingly established a full valuation allowance.
     A summary of the activities associated with our FIN 48 reserve for unrecognized tax benefits, interest and penalties follow (in thousands):

Unrecognized
Tax Benefits
Balance at January 1, 2007	$240
Increases related to current year tax positions	364
Expiration of statute of limitations for the assessment of taxes	—
Other	—

Balance at December 31, 2007	$604

     The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 did not result in the recognition of a cumulative effect of adoption of a new accounting principle adjustment. The Company recognized a foreign tax obligation which generated a corresponding deferred tax asset in the United States of $240,000 at adoption of FIN 48. The unrecognized tax benefit increased $364,000 from January 1, 2007 to December 31, 2007. The Company anticipates its unrecognized tax benefits will decrease within 12 months of the reporting date, as a result of settling potential tax liabilities in certain foreign and state jurisdictions. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2007, the Company had an interest and penalties accrual related to unrecognized tax benefits of $166,000, which increased $35,000 during 2007.
     We file income tax returns in jurisdictions with varying statues of limitations. Tax years 2004 through 2007 generally remain subject to examination by federal and most state tax authorities. As of December 31, 2007, the Company is not under examination.
14. Advertising and Marketing
     Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of Internet, trade show and publications advertising, were approximately $2.7 million, $1.4 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.
15. 401(k) Plan
     Effective January 1, 2004, the Company adopted the Limelight Networks 401(k) Plan covering effectively all employees of the Company. The plan is a 401(k) profit sharing plan in which participating employees are fully vested in any contributions they make. Through December 31, 2006, the Company was not obligated to make matching contributions. No matching contributions were made by the Company in 2006 or 2005.
     Effective January 1, 2007, the Company amended the plan to include a Company match. The Company will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Company employees may elect to reduce their current compensation by up to 15% or the statutory limit. The Company made matching contributions of $0.5 million during the year ended December 31, 2007.
16. Segment Reporting
     The Company operates in one industry segment — content delivery network services. The Company operates in three geographic areas — the United States, Europe and Asia Pacific.
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
     Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenue
Domestic revenue	$89,867	$60,152	$20,303
International revenue	13,244	5,091	1,000

Total revenue	$103,111	$65,243	$21,303

	Years Ended December 31,
	2007	2006	2005
Long-lived Assets
Domestic long-lived assets	$44,158	$39,198	$10,343
International long-lived assets	2,810	2,586	1,643

Total long-lived assets	$46,968	$41,784	$11,986

17. Quarterly Financial Results (unaudited)
     The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2007 and 2006. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K (in thousands, except per share data):

	For the Three Months Ended
	March 31,		June 30,	Sept. 30,	Dec. 31,
	2007		2007	2007	2007
Revenues		$23,353	$21,436	$29,190	$29,132
Gross margin		$8,856	$6,601	$11,417	$10,696
Net loss allocable to common stockholders		$(3,905)	$(10,644)	$(3,125)	$(55,346)
Basic net loss per share	$	(0.18)	$(0.23)	$(0.04)	$(0.67)
Diluted net loss per share	$	(0.18)	$(0.23)	$(0.04)	$(0.67)
Basic weighted average common shares outstanding		21,945	45,791	82,045	82,140
Diluted weighted average common shares outstanding		21,945	45,791	82,045	82,140

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006
Revenues	$10,838	$14,841	$17,454	$22,110
Gross margin	$5,558	$7,575	$7,254	$8,878
Net income (loss) allocable to common stockholders	$1,038	$1,417	$(1,390)	$(4,979)
Basic net income (loss) per share	$0.03	$0.04	$(0.09)	$(0.25)
Diluted net income (loss) per share	$0.02	$0.04	$(0.09)	$(0.25)
Basic weighted average common shares outstanding	35,188	31,648	15,670	19,882
Diluted weighted average common shares outstanding	42,951	39,606	15,670	19,882

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
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
     During our third quarter ended September 30, 2007 we were notified by a customer of a billing error. In response, we conducted an internal review of customer contracts and billings. We also implemented a stock administration system during the quarter. In performing the above, we identified material weaknesses in our system of internal controls over the revenue recognition and stock-based compensation processes that required us to restate our previously reported consolidated financial statements for the three and nine months ended September 30, 2006, the three months and year ended December 31, 2006, the three-month period ended March 31, 2007 and the three-and six-month periods ended June 30, 2007. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     Since the date of discovery of these material weaknesses and through the date of this Annual Report on Form 10-K, we have taken steps which we feel have remediated the material weaknesses in our internal controls, including the following actions:
•	We have implemented a reconciliation of monthly customer bookings to monthly revenue results. We have established a process of senior management review of revenue by customer on a monthly basis. Further, we have implemented a practice of periodic reviews of customer information in our billing system to customer contract files. Additionally, we completed a reconciliation of the customer billing file to the customer contract file covering a significant portion of our monthly customer billings. No additional material errors were found during this review.

•	Previously, we had relied on a manual system to calculate our stock-based compensation expense. During the third quarter which ended September 30, 2007, we engaged a third party company specializing in stock option administration to take over the administration of our stock option and restricted stock plan. In conjunction with this change, we implemented the vendor’s automated stock option and restricted stock accounting system. The implementation of this system coupled with the reconciliation of the input data to the original employee option and restricted stock agreements has improved the accuracy of the stock option and restricted stock data. These remediation actions are fully implemented and have been in operation for a sufficient period of time to be evaluated and approved and accordingly we feel that this previously identified material weakness has been remediated.

•	Additionally, we have engaged an international accounting firm to commence a review of our overall control environment and assist us in our preparation for compliance under Section 404 of the Sarbanes-Oxley Act.
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
     The actions we have taken to remediate these material weaknesses are subject to continued management review supported by confirmation and testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. See the Risk Factor entitled “ If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors view of us ” in this Annual Report on
Form 10-K.
     Because we are not an "accelerated filer" or "large accelerated filer" (as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended), this annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information
     None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.
Item 11. Executive Compensation
     Information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.
Equity Compensation Plan Information
     The following table provides information regarding our current equity compensation plans as of December 31, 2007 (shares in thousands):

		Weighted-average	Number of securities remaining
		exercise price of	available for future issuance
	Number of securities to be issued	outstanding	under equity compensation plans
	upon exercise of outstanding	options, warrants and	(excluding securities reflected in
	options, warrants and rights	rights	column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,474	$6.17	6,736

Equity compensation plans not approved by security holders	—	—	—

Total	8,474	$6.17	6,736

Item 13. Certain Relationships, Related Transactions, and Director Independence
     Information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.
Item 14. Principal Accountant Fees and Services.
     Information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) Documents included in this annual report on Form 10-K.
(1)	Financial Statements. See Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	Financial Schedules. The schedule listed below is filed as part of this annual report on Form 10-K:

Page
Schedule II — Valuation and Qualifying Accounts	S-1
     All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.
     (b) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: March 24, 2008	By:	/s/ Matthew Hale
Matthew Hale
Chief Financial Officer and Secretary
(Principal Financial Officer)
POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey W. Lunsford and Matthew Hale and each of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Lunsford	President, Chief Executive Officer and
Jeffrey W. Lunsford	Chairman of the Board (Principal Executive Officer)	March 24, 2008

/s/ Matthew Hale	Chief Financial Officer
Matthew Hale	(Principal Financial Officer and Principal Accounting Officer)	March 24, 2008

/s/ Walter D. Amaral	Director	March 24, 2008
Walter D. Amaral

/s/ Joseph H. Gleberman	Director	March 24, 2008
Joseph H. Gleberman

/s/ Fredric W. Harman	Director	March 24, 2008
Fredric W. Harman

/s/ Mark A. Jung	Director	March 24, 2008
Mark A. Jung

/s/ Allan M. Kaplan	Co-Founder and Director	March 24, 2008
Allan M. Kaplan

/s/ Douglas Lindroth	Director	March 24, 2008
Douglas Lindroth

/s/ Peter J. Perrone	Director	March 24, 2008
Peter J. Perrone

/s/ David C. Peterschmidt	Director	March 24, 2008
David C. Peterschmidt

/s/ Nathan F. Raciborski	Co-Founder, Chief Technical Officer and Director	March 24, 2008
Nathan F. Raciborski

LIMELIGHT NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Deductions
	Balance at	Charged to	Charged	Write-Offs
	Beginning	Costs and	Against	Net of	Balance at
Description	of Period	Expenses	Revenue	Recoveries	End of Period
Year ended December 31, 2005:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$261	135	158	226	$328
Deferred tax asset valuation allowance	$—	—	—	—	$—
Year ended December 31, 2006:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$328	618	544	286	$1,204
Deferred tax asset valuation allowance	$—	—	—	—	$—
Year ended December 31, 2007:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,204	2,630	3,175	2,987	$4,022
Deferred tax asset valuation allowance	$—	25,723	—	—	$25,723

S-1

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title
3.1	*	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect

3.2	**	Amended and Restated Bylaws of the Registrant, as currently in effect

4.1	#	Specimen Common Stock Certificate of the Registrant

4.2	#	Amended and Restated Investors’ Rights Agreement dated July 12, 2006

10.1	#	Form of Indemnification Agreement for directors and officers

10.2	#	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder

10.3	#	2007 Equity Incentive Plan and form of agreement thereunder

10.4	#	Employment Agreement between the Registrant and Jeffrey W. Lunsford dated October 20, 2006

10.5	#	Employment Agreement between the Registrant and Matthew Hale dated November 22, 2006

10.6	#	Lease between the Registrant and Bel de Mar, LLC dated November 18, 2002

10.7	#	Lease between the Registrant and Bel de Mar, LLC dated December 1, 2004

10.8	#	Lease between the Registrant and Calwest Industrial Properties, LLC dated September 7, 2005

10.9	#	Loan and Security Agreement dated April 15, 2005 between the Registrant and Silicon Valley Bank, and amendments thereto

10.10	†#	Bandwidth/Capacity Agreement between Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, and amendments thereto

10.11	#	Series B Convertible Preferred Stock Purchase Agreement dated May 18, 2006

10.12	#	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees

10.13	#	Employment Agreement between the Registrant and David M. Hatfield dated March 27, 2007

10.14	#	Escrow Agreement Clarification dated May 9, 2007 among the Registrant, U.S. Bank, N.A., Michael Gordon as Stockholders’ Representative and GS Capital Partners V Fund, L.P. as Purchasers’ Representative

10.15	†##	Edge Computing Network Service and License Agreement dated March 1, 2007 between Limelight Networks, Inc. and Microsoft Corporation, and Addendum to the Edge Computing Network Service and License Agreement dated March 17, 2007

10.16	###	Employment Agreement with Philip Maynard effective October 22, 2007

21.1	#	List of subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (See signature page)

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

**	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

#	Incorporated by reference to the same number exhibit of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

##	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007.

###	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on November 13, 2007.

***	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

†	Confidential treatment has been granted for portions of this exhibit by the Securities and Exchange Commission.