Form 10-Q
period 2008-03-31
Limelight Networks, Inc.
filed 2008-05-14
CIK 1391127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No     ☑
The number of shares outstanding of the registrant’s common stock as of May 7, 2008: 82,826,547 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,254	$113,824
Marketable securities	74,423	83,273
Accounts receivable, net of reserves of $4,879 at March 31, 2008 and $4,022 at December 31, 2007, respectively	22,115	21,407
Income taxes receivable	1,366	1,960
Prepaid expenses and other current assets	5,008	4,469

Total current assets	223,166	224,933
Property and equipment, net	43,963	46,968
Marketable securities, less current portion	32	87
Other assets	876	1,440

Total assets	$268,037	$273,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,929	$8,523
Accounts payable, related parties	150	230
Deferred revenue, current portion	5,399	4,237
Provision for litigation	55,264	48,130
Other current liabilities	14,752	9,312

Total current liabilities	80,494	70,432
Deferred revenue, less current portion	7,328	8,189
Other long-term liabilities	771	770

Total liabilities	88,593	79,391
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at March 31, 2008; 82,825 and 82,541 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	83	83
Additional paid-in capital	275,477	271,586
Accumulated other comprehensive income	64	106
Accumulated deficit	(96,180)	(77,738)

Total stockholders’ equity	179,444	194,037

Total liabilities and stockholders’ equity	$268,037	$273,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2008	2007
Revenues	$30,202	$23,353
Cost of revenue:
Cost of services	14,659	9,809
Depreciation — network	6,013	4,688

Total cost of revenue	20,672	14,497

Gross margin	9,530	8,856
Operating expenses:
General and administrative	13,082	7,637
Sales and marketing	8,142	3,018
Research and development	1,590	1,285
Depreciation and amortization	247	137
Provision for litigation judgment	7,134	—

Total operating expenses	30,195	12,077

Operating loss	(20,665)	(3,221)
Other income (expense):
Interest expense	(21)	(573)
Interest income	1,891	89
Other income	170	—

Total other income (expense)	2,040	(484)

Loss before income taxes	(18,625)	(3,705)
Income tax (benefit) expense	(183)	200

Net loss	$(18,442)	$(3,905)

Net loss allocable to common stockholders	$(18,442)	$(3,905)

Net loss per weighted average share:
Basic	$(0.22)	$(0.18)

Diluted	$(0.22)	$(0.18)

Shares used in per weighted average share calculations:
Basic	82,623	21,945
Diluted	82,623	21,945
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Three months Ended
	March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(18,442)	$(3,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,260	4,824
Share-based compensation	3,960	5,071
Deferred income tax benefit	(234)	(467)
Provision for litigation	7,134	—
Accounts receivable charges	1,562	677
Accretion of debt discount	—	41
Accretion of marketable securities	(453)	—
Loss on marketable securities	55	—
Changes in operating assets and liabilities:
Accounts receivable	(2,271)	1,998
Prepaid expenses and other current assets	87	(1,809)
Income taxes receivable	594	310
Other assets	564	(119)
Accounts payable	(4,634)	(732)
Accounts payable, related parties	(80)	1
Deferred revenue	301	20
Other current liabilities	5,035	630
Other long term liabilities	1	—

Net cash (used in) provided by operating activities	(561)	6,540

Cash flows from investing activities:
Purchase of marketable securities	(34,725)	—
Sale of marketable securities	44,200	—
Purchases of property and equipment	(2,435)	(3,095)

Net cash provided by (used in) investing activities	7,040	(3,095)

Cash flows from financing activities:
Borrowings on line of credit	—	1,500
Payments on capital lease obligations	—	(159)
Escrow funds returned from share repurchase	—	298
Excess tax benefits related to stock option exercises	—	23
Proceeds from exercise of stock options and warrants	107	31

Net cash provided by financing activities	107	1,693

Effect of exchange rate changes on cash	(156)	—

Net increase in cash and cash equivalents	6,430	5,138
Cash and cash equivalents at beginning of period	113,824	7,611

Cash and cash equivalents at end of period	$120,254	$12,749

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$534

Cash paid for income taxes	$49	$335

Property and equipment purchases remaining in accounts payable	$873	$—

Property and equipment purchases remaining in other current liabilities	$406	$—

Other asset purchases remaining in accounts payable	$173	$—

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
     The condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term asset, capitalized software, provision for litigation, income and other taxes and the fair value of stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate. The accompanying interim condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, are unaudited. The condensed consolidated balance sheet information as of December 31, 2007 is derived from the audited consolidated financial statements which were included in our Annual Report on Form 10-K filed with the SEC on March 25, 2008. The consolidated financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on From 10-K filed on March 25, 2008.
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
     As of January 1, 2008 the Company adopted statement No. 157, Fair Value Measurements (SFAS No. 157) for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. See footnote 15 for additional disclosure regarding SFAS No. 157.
     As of January 1, 2008 the Company adopted statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). The adoption of SFAS No. 159 did not materially impact its financial condition, results of operations, or cash flow.
Revenue Recognition
     The Company recognizes service revenues in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, and the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.
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
     The Company does not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as it has not licensed the intellectual property and software components, nor PCS separately. Accordingly the Company will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by paragraph 12 of SOP 97-2. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS has commenced. Concurrently with the signing of the Multi-Element Arrangement, the Company also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. The Company will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, the Company has attributed revenue for the service as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, the Company will record revenue on a monthly basis in an amount based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, the Company deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. For the three-month period ended March 31, 2008 the Company recognized approximately $1.0 million in revenue and approximately $21,000 in costs of revenue. The Company did not recognize any revenue or costs of revenue during the three month period ended March 31, 2007. As of March 31, 2008, the Company had remaining deferred revenue related to the multi-element arrangement of $11.3 million, which is expected to be recognized ratably over the remaining original 44-month period that commenced in July 2007 and had remaining related deferred costs of $0.2 million.
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

     From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, Website, print and signage. The Company recorded barter revenue and expense of approximately $114,000, and $222,000, for the three months ended March 31, 2008 and 2007, respectively.
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
Cash and Cash Equivalents
     The Company holds its cash and cash equivalents in checking, money market, and investment accounts with a minimum credit rating of A1/P1. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
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
     The following is a summary of available-for-sale securities at March 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency bonds	$29,231	$120	$(4)	$29,347
Commercial paper	24,586	3	(5)	24,584
Corporate notes and bonds	20,238	254	—	20,492

Total available-for-sale debt securities	74,055	377	(9)	74,423
Publicly traded common stock	32	—	—	32

Total available-for-sale securities	$74,087	$377	$(9)	$74,455

     At March 31, 2008, the Company evaluated its investment portfolio, and noted unrealized losses of $9,000 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2008. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.
     Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.
     At March 31, 2008, the Company evaluated its investment portfolio in publicly traded common stock to determine if there had been decline in market value that was considered to be other-than-temporary. The Company concluded that $0.1 million of the decline associated with a publicly traded common stock was other than temporary and recorded an impairment charge in interest income.

     The amortized cost and estimated fair value of the available-for-sale debt securities at March 31, 2008, by maturity, are shown below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Due in one year or less	$53,928	$67	$(9)	$53,986
Due after one year and through five years	20,127	310	—	20,437
Due after five years and through ten years	—	—	—	—
Due after ten years	—	—	—	—

	$74,055	$377	$(9)	$74,423

     The following is a summary of available-for-sale securities at December 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency bonds	$19,764	$68	$(3)	$19,829
Commercial paper	43,916	3	(10)	43,909
Corporate notes and bonds	19,397	141	(3)	19,535

Total available-for-sale debt securities	83,077	212	(16)	83,273
Publicly traded common stock	87	—	—	87

Total available-for-sale securities	$83,164	$212	$(16)	$83,360

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

Recently Issued Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, the Company will adopt SFAS No. 160 on January 1, 2009. As of March 31, 2008, we had no noncontrolling interests recorded in our balance sheet. The Company does not believe the adoption of SFAS No. 160 will have a material impact on its financial position or results of operations.
     In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 that would exclude leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. The Company does not expect the SFAS 157 staff position guidance to have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not utilize any derivative instruments and/or hedging activities. Since the Company does not have any derivative instruments and/or hedging activities, the Company does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.
3. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets include:

	As of	As of
	March 31,	December 31,
	2008	2007
Non-income taxes receivable	$2,389	$2,109
Prepaid royalties and licenses	150	525
Interest receivable	666	506
Employee advances and prepaid recoverable commissions	235	118
Other	1,568	1,211

Total prepaid expenses and other current assets	$5,008	$4,469

4. Property and Equipment
     Property and equipment include:

	As of	As of
	March 31,	December 31,
	2008	2007
Network equipment	$82,480	$79,676
Computer equipment	1,379	1,573
Furniture and fixtures	419	291
Leasehold improvements	1,761	1,411
Other equipment	308	301

	86,347	83,252
Less: accumulated depreciation	(42,384)	(36,284)

	$43,963	$46,968

5. Other Current Liabilities
     Other current liabilities consist of the following (in thousands)

	As of	As of
	March 31,	December 31,
	2008	2007
Accrued cost of revenue	$4,513	$3,007
Accrued compensation and benefits	1,621	1,900
Non-income taxes payable	2,792	3,161
Accrued legal fees	3,886	137
Other accrued expenses	1,940	1,107

Total other current liabilities	$14,752	$9,312

6. Litigation
     In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against the Company in the U.S. District Court for the District of Massachusetts alleging that the Company was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, U.S. Patent No. 6,553,413 (the 413 patent) and U.S. Patent No. 6,108,703 (the 703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent, U.S. Patent No. 7,103,645 (the 645 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that the Company infringed four claims of the ‘703 patent at issue and rejecting the Company’s invalidity defenses for the period April 2005 through December 31, 2007. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages. In addition the jury awarded pre-judgment interest which the Company estimates to be $2.6 million at December 31, 2007. The Company has recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. A key determinant in our ability to estimate possible future charges is the extent to which we are able to determine a correlation between the jury awarded amount to the various elements of the allegations. For the three months ended March 31, 2008, the Company estimated its revenue from alleged infringing methods totaled approximately 54% of its total revenue. Applying the damage metric of approximately 43% to alleged infringing revenue, the Company recorded a potential additional damage liability totaling $6.9 million, plus additional interest of $0.2 million for the three month-period ended March 31, 2008.
     While the Company will continue to pursue multiple legal recourses available to it which could reduce or even possibly eliminate the related financial exposure in the jury verdict, if the Company is not able to prevail in its efforts, there could be additional charges recorded by the Company in future periods. Akamai is also seeking a permanent injunction to enjoin the Company from further infringement of the ‘703 patent. Such charges would be dependent in part upon judicial determinations made on the various elements of the matter and the activities of the Company in future periods. The Company, during its financial statement close process, will evaluate if additional accrual amounts are required at each reporting period. The Company would record additional accrual amounts to the extent the Company determines amounts are probable of being paid and are also reasonably estimable. Such amounts could be, but are not limited to, damages associated with post-judgment lost profits, price erosion, and royalties as well as interest related to pre-and-post-judgment amounts.
     In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Virginia alleging that the Company is infringing three patents Level 3 allegedly acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint seeks an order permanently enjoining the Company from conducting its business in a manner that infringes the relevant patents. Discovery has begun, and the Court has set a trial date for October 2008. While the Company believes that the claims of infringement asserted against it by Level 3 in the present litigation are without merit and intends to vigorously defend the action, there can be no assurance that this lawsuit ultimately will be resolved in the Company’s favor. An adverse ruling could seriously impact the Company’s ability to conduct its business and to offer its products and services to its customers. This, in turn, would harm the Company’s revenue, market share, reputation, liquidity and overall financial position. The Company is not able at this time to estimate the range of potential loss nor does it believe that a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.
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
     In April 2008, Two-Way Media LLC (TWM) filed a lawsuit against the Company and other defendants, including Akamai, AT&T Corp., SBC Internet Services and Southwestern Bell Telephone Company, in the U.S. District Court for the Southern District of Texas, Corpus Christi Division. TWM alleges the Company infringes four patents owned by TWM. TWM seeks both monetary and injunctive relief against the Company. While the Company believes that the claims of infringement asserted against it by TWM in the present litigation are without merit and intends to vigorously defend the action, there can be no assurance that this lawsuit ultimately will be resolved in the Company’s favor. An adverse ruling could seriously impact the Company’s ability to conduct its business and to offer its products and services to its customers. The Company is not able at this time to estimate the range of potential loss nor does it believe that a loss is probable. Therefore, there is no provision for these lawsuits in the Company’s financial statements.
7. Net Income (Loss) Per Share
     The Company follows EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net loss per share is then calculated by dividing income allocable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. EITF Issue No. 03-6 does not require the presentation of basic and diluted net loss per share for securities other than common stock; therefore, the following net i loss per share amounts only pertain to the Company’s common stock. The Company calculates diluted net loss per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net loss per share. To the extent preferred stock is anti-dilutive, the Company calculates diluted net loss per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and warrants using the treasury stock method.

     The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	For the
	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net loss	$(18,442)	$(3,905)
Less: Income allocable to preferred stockholders	—	—

Net loss allocable to common stockholders	$(18,442)	$(3,905)

Denominator:
Weighted average common shares	82,623	21,945
Less: Weighted-average unvested common shares subject to repurchase	—	—

Denominator for basic net loss per share	82,623	21,945
Dilutive effect of stock options and shares subject to repurchase	—	—
Dilutive effect of outstanding stock warrants	—	—

Denominator for diluted net loss per share	82,623	21,945

Basic net loss per share	$(0.22)	$(0.18)

Diluted net loss per share	$(0.22)	$(0.18)

     The following outstanding options, common stock subject to repurchase and common stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	For the
	Three Months Ended
	March 31,
	2008	2007
Options to purchase common stock and stock subject to repurchase	2,811	6,077
Stock warrants (as converted basis)	—	—
8. Comprehensive Loss
     The following table presents the calculation of comprehensive loss and its components (in thousands):

	For the
	Three Months Ended
	March 31,
	2008	2007
Net loss	$(18,442)	$(3,905)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on investments	114	(85)
Foreign exchange translation	(156)	—

Other comprehensive loss	(42)	(85)

Comprehensive loss	$(18,484)	$(3,990)

     For the periods presented, accumulated other comprehensive loss consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2008	2007
Net unrealized gain (loss) on investments, net of tax	$224	$110
Foreign currency translation	(160)	(4)

Total accumulated other comprehensive loss	$64	$106

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
10. Share-Based Compensation
     The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three month periods ended March 31, 2008 and 2007 in accordance with SFAS No. 123R (in thousands):

	For the
	Three Months Ended
	March 31,
	2008	2007
Share-based compensation expense by type of award:
Stock options	$3,204	$4,160
Restricted stock	756	911

Total share-based compensation expense	$3,960	$5,071

Effect of share-based compensation expense on income by line:
Cost of services	$507	$242
General and administrative expense	1,665	3,743
Sales and marketing expense	1,306	235
Research and development expense	482	851

Total cost related to share-based compensation expense	$3,960	$5,071

     Unrecognized share-based compensation expense totaled $55.3 million at March 31, 2008. We expect to amortize $13.7 million during the remainder of 2008, $18.4 million in 2009 and the remainder thereafter based upon the scheduled vesting of the options outstanding at that time.
11. Related Party Transactions
     The Company leases office space from a company owned by two of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $3,000 for each of the three month periods ended March 31, 2008 and 2007.
     The Company sells services to several entities owned, in whole or in part, by several Company executives. Revenue derived from related parties was less than 1% for the three-month periods ended March 31, 2008 and 2007, respectively. Management believes that all of the Company’s related party transactions reflected arm’s length terms.
12. Concentrations
     For the three-month periods ended March 31, 2008 and 2007, the Company had one major customer for which revenue exceeded 10% of total revenue. The revenues for the three-month periods ended March 31, 2008 and 2007, for this customer totaled approximately $4.5 million and $2.3 million, respectively.
     Revenue from non-U.S. sources totaled approximately $4.2 million and $3.1 million for the three-month periods ended March 31, 2008 and 2007, respectively.

13. Income taxes
     We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income taxes, or SFAS 109. Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
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
     As of March 31, 2008, the Company has approximately $604,000 of total unrecognized tax benefits which did not materially change during the first quarter of 2008. This total of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate. The Company anticipates its unrecognized tax benefits will decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign and state jurisdictions.
     The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of March 31, 2008, the Company has recorded a liability of $167,000 for the payment of interest and penalties, which did not materially change during the first quarter of 2008.
     During the three months ended March 31, 2008, the Company performed its assessment of the recoverability of deferred tax assets and determined there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude that is was more likely than not that the Company’s deferred tax assets would not be realized and accordingly maintained a full valuation allowance. In calculating its effective income tax rate for 2008, no benefit is provided for temporary differences that increase deferred tax assets relating to stock-based compensation.
     The Company conducts business in various jurisdictions in the United States and in foreign countries and is subject to examination by tax authorities. As of March 31, 2008 and December 31, 2007, the Company is not under examination. The tax years 2002 through 2006 remain open to examination by U.S. and certain state and foreign taxing jurisdictions.
14. Segment Reporting
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
     Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the
	Three Months Ended
	March 31,
	2008	2007
Domestic Revenue	$26,036	$20,259
International Revenue	4,166	3,094

Total Revenue	$30,202	$23,353

     The following table sets forth long-lived assets by geographic area (in thousands).

	As of	As of
	March 31,	December 31,
	2008	2007
Domestic long-lived assets	$40,094	$44,158
International long-lived assets	3,869	2,810

Total long-lived assets	$43,963	$46,968

15. Fair Value Measurements
     In September 2006, the FASB issued statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.
     SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds, and US Government Agency Bonds which are classified as marketable securities on the Company’s condensed consolidated balance sheet. All of these investments are publicly traded and for which market prices are readily available.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Government agency bonds	$29,347	$29,347	$—	$—
Commercial paper	24,584	—	24,584	—
Corporate notes and bonds	20,492	20,492	—	—
Publicly traded common stock	32	32	—	—

Total assets measured at fair value	$74,455	$49,871	$24,584	$—

     For the period ended March 31, 2008, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 25, 2008. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this quarterly report on Form 10-Q and in our other SEC filings. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of March 31, 2008, we had over 1,200 active customers worldwide. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. Recently however, we have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.
     We primarily derive revenue from the sale of CDN and related services to our customers. These services include delivery of digital media, including video, music, games, software and social media as well as associated services such as storage, data center, transit and consulting services. We primarily generate revenue by charging customers on a per-gigabyte basis or on a variable basis based on peak delivery rate for a fixed period of time, as our services are used. During 2007 we entered into a multi-element arrangement which generates revenue by providing consulting services related to the development of a Custom CDN solution, through the cross-license of certain technologies, including certain components of our CDN software and technology, and post-contract customer support (PCS) for both the custom CDN-solution and the software component. We also derive some business from the sale of custom CDN services. These are generally limited to modifying our network to accommodate non standard content player software or to establish dedicated customer network components that reside both within our network or that operate within our customers’ network.
     In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the “703” patent and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we recorded in 2007. An additional provision of approximately $7.1 million for potential additional infringement damages and interest was recorded during the three-month period ended March 31, 2008. A final judgment has not yet been entered. We are still pursuing a number of equitable defenses, and we recently filed several motions seeking relief from the Court. Akamai has filed motions for summary judgment on our remaining equitable defenses and for a permanent injunction, which we have or will oppose. We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously; however, we cannot assure you that this lawsuit ultimately will be resolved in our favor. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. These adverse outcomes, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in this case, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business. This lawsuit and other ongoing legal proceedings are described under “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q.
Overview of Operations
     Traffic on our network has grown in each of the last three years. This traffic growth is the result of growth in the number of new customers, as well as growth in the traffic delivered to existing customers. Our revenue is generated primarily by charging for traffic delivered. During the quarter ended March 31, 2008, we continued to add new customers. We have seen an increase in the length of our sales cycle, but we continue to see that new customers want the benefits of the unique services that we bring to the market. However, it is not possible to accurately determine the longer term impact associated with the overhang of litigation will have on our ability to effectively compete.

     Historically, we have derived a portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2007 revenue derived from customers outside the United States accounted for approximately 13% of our total revenue, of which nearly all was derived from operations in Europe. For the three-month periods ended March 31, 2008 and 2007, respectively, revenue derived from customers outside the United States accounted for approximately 14% and 13% respectively, of our total revenue. For the three-month period ended March 31, 2008, we derived approximately 78% our international revenue from Europe and approximately 22% of our international revenue from Asia Pacific. For the three-month period ended March 31, 2007, our international revenue was derived primarily from Europe. We expect foreign revenue as a percentage of our total revenues to increase as a percentage of revenue in 2008. Our international business is managed as a single geographic segment, and we report our financial results on this basis.
     During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2007, sales to our top 20 customers, in terms of revenue, accounted for approximately 57% of our total revenue. During 2007 one of these top 20 customers, Microsoft, represented approximately 12% of our total revenue for that period. For the three-month period ended March 31, 2008, sales to our top 20 customers, in terms of revenue, accounted for approximately 58% of our total revenue. During the three-month period ended March 31, 2008 we had one customer, Microsoft that accounted for approximately 15% of our revenue during the period. During 2007, we entered into a multi-element arrangement with Microsoft which generates revenue by providing consulting services related to the development of a Custom CDN solution, amortization of prepaid license and amortization of prepaid post-contract customer support (PCS) for both the custom CDN-solution and the software component. Revenue from this multi-element arrangement is being recognized over the term of the software agreement which at March 31, 2008, had 35-months remaining. Our relationship with Microsoft includes a minimum annual traffic commitment which runs through March 2012. We anticipate customer concentration levels will decline compared to prior years as our customer base continues to grow and diversify. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to direct and reseller customers accounted for approximately 1% for the year ended December 31, 2007. For the three-month period ended March 31, 2008, revenue generated from sales to direct and reseller customers accounted for approximately 1% of our total revenue.
     In addition to these revenue-related business trends, our cost of revenue as a percentage of revenue rose for the three month period ended March 31, 2008 compared to the three-month period ended March 31, 2007. This increase is primarily the result of increased cost of depreciation, network operations personnel costs and co- location costs related to the increased investments to build out the capacity of our network. Operating expense has increased in absolute dollars each period as revenue has increased. In 2007, these increases accelerated due primarily to increased stock based compensation, cost of litigation with Akamai and MIT, professional services and other fees associated with becoming a public company, payroll and payroll-related costs, associated with additional general administrative and sales and marketing resources to support our current and future growth. For the period ended March 31, 2008, operating expenses continued to increase primarily due to increased litigation costs and legal fees.
     We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2005, 2006 and 2007, we made capital purchases of $10.9 million, $40.4 million and $26.5 million, respectively. For the three-month period ended March 31, 2008, we made capital investments of $3.1 million. This was considerably lower than historical levels primarily related to two things. First, continued improvements in the efficiency of our network allowing us to meet traffic growth with less investment and second, during the first quarter of 2008 one large traffic customer shut down its site and we discontinued service to two large customers for non payment of services which allowed us to recoup a significant amount of network capacity to meet future growth needs. We expect to have ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately $11.0 million to $13.0 million during the remainder of 2008.
     We have also generated revenue from certain customers that are entities related to certain of our founders. The aggregate amounts of revenue derived from these related party transactions was less than 1% for the year ended December 31, 2007. For the three-month period ended March 31, 2008, revenue from related parties was less than 1% of our total revenue. We believe that all of our related party transactions reflected arm’s length terms.
     We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we recorded in 2007. A final judgment has not yet been entered. While we will continue to pursue multiple legal recourses available to us which could reduce or even possibly eliminate the related financial exposure, if we are not able to prevail in our efforts, there could be additional charges recorded by us in future periods. Such charges would be dependent in part upon judicial determinations made on the various elements of the matter and our activities in future periods. During our financial statement close process, we evaluate if additional accrual amounts are required at each reporting period. We record additional accrual amounts to the extent we determine amounts are probable of being paid and are also reasonably estimable. Such amounts could be, but are not limited to, damages associated with post-judgment lost profits, and royalties as well as interest related to pre-and-post-judgment amounts. A key determinant in our ability to estimate possible future charges is the extent to which we are able to determine a correlation between the jury awarded amount to the various elements of the allegations. During the three months ended March 31, 2008, we estimated our revenue from alleged infringing methods totaled approximately 54% of our total revenue. Applying the damage metric of approximately 43% to alleged infringing revenue we recorded a potential additional damage liability totaling $6.9 million, plus additional interest of $0.2 million for the three-month period ended March 31, 2008. Our legal and other expenses associated with this case have been significant to date, including aggregate expenditures of $3.1 million in 2006 and $6.8 million in 2007 and $4.7 million for the three-months ended March 31, 2008 compared to $0.9 million for the three-months ended March 31, 2007. We include these litigation expenses in general and administrative expenses, as reported in our unaudited consolidated statement of operations. We expect that these expenses will continue to remain significant. A portion of the cash impact of these litigation expenses have been offset through the availability of an escrow fund established in connection with our Series B preferred stock financing. This escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. As of the closing of our initial public offering, approximately $3.7 million of the escrow was paid to the tendering stockholders. The escrow account has been drawn down as we incur Akamai-related litigation expenses. Cash reimbursed from this escrow account is recorded as additional paid-in capital. At March 31, 2008, the balance outstanding in the escrow was $1.0 million and we utilized $1.0 million of the balance during the quarter ended March 31, 2008. We expect to draw the remaining $1.0 million from this escrow during the three month period ending June 30, 2008.
     In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we are infringing three patents Level 3 allegedly acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint seeks an order permanently enjoining us from conducting our business in a manner that infringes the relevant patents. Discovery has begun, and the Court has set a trial date for October 2008. While we believe that the claims of infringement asserted against us by Level 3 in the present litigation are without merit and intend to vigorously defend the action, there can be no assurance that this lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.
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
     In April 2008, Two-Way Media LLC (TWM) filed a lawsuit against us and other defendants, including Akamai, AT&T Corp., SBC Internet Services and Southwestern Bell Telephone Company, in the U.S. District Court for the Southern District of Texas, Corpus Christi Division. TWM alleges we infringe four patents owned by TWM. TWM seeks both monetary and injunctive relief against us. While we believe that the claims of infringement asserted against us by TWM in the present litigation are without merit and intend to vigorously defend the action, there can be no assurance that this lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, there is no provision for these lawsuits in our financial statements.
     We were unprofitable for the three-months ended March 31, 2008; the largest negative impact to our profitability was the accrual of $6.9 million for the potential continuing damages, plus additional interest of $0.2 million from the jury verdict returned against us regarding the patent infringement lawsuit filed by Akamai Technologies, Inc., litigation costs of $5.4 million, and $4.0 million in share-based compensation. The significant increase in litigation cost primarily results from our on-going litigation with Akamai. Going forward, litigation costs will continue to be significant as the company will continue to have costs associated with completion of the initial trial with Akamai and the subsequent appeal was well as the costs associated with the Level 3 and Two-Way Media cases.
     Our future results will be affected by many factors identified in the section captioned “Risk Factors,” in this quarterly report on

Form 10-Q, including our ability to:
•	Successfully implement technical changes in our methods to deliver customer traffic to avoid further infringing on Akamai patents;

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Akamai, Level 3 and Two-Way Media to conclusion;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	continued ability to deliver a significant portion of our traffic through settlement free peering relationships which significantly reduce our cost of delivery.
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
     As of March 31, 2008, there have been no material changes to any of the critical accounting policies as described in our annual report on Form 10-K dated March 25, 2008. During the quarter ended March 31, 2008, we began to estimate the potential continuing damages from the jury verdict against us regarding the patent infringement lawsuit filed by Akamai Technologies, Inc.

Results of Operations
Revenue

	Three months ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
		(in thousands)
Revenue	$30,202	$23,353	$6,849	29%
     Revenue increased 29%, or $6.8 million, to $30.2 million for the three months ended March 31, 2008 as compared to $23.4 million for the three months ended March 31, 2007. The increase in revenue for the three months ended March 31, 2008 as compared to the same period in the prior year was primarily attributable to an increase in our recurring CDN service revenue of $6.6 million. The increase in CDN service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic and additional services sold to new and existing customers. As of March 31, 2008, we had 1,232 active customers under recurring CDN service revenue contracts as compared to 726 as of March 31, 2007. During the year ended December 31, 2007, we deferred $3.4 million of custom CDN services revenue from one customer as the amounts were part of a multi-element arrangement. Entering into the multi-element arrangement with this customer changed the way we accounted for revenue earned from this customer during 2007. The revenue from the custom CDN services is being recognized ratable over a 44 month period starting in July 2007. As new service and or license fees are billed it is added to the deferred revenue and amortized over the then remaining contract term. As of March 31, 2008, we had $2.9 million of deferred custom CDN services revenue remaining of which approximately $0.8 million will be recognized during the remainder of 2008, $1.0 million in 2009 and the remainder thereafter.

     For the three months ended March 31, 2008 and 2007, approximately 14% and 13%, respectively, of our total revenues were derived from our operations located outside of the United States. For the three months ended March 31, 2008, we derived approximately 78% our international revenue from Europe and approximately 22% of our international revenue from Asia Pacific. For the three months ended March 31, 2007, our international revenue was derived primarily from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods.
Cost of Revenue

	Three months ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
		(in thousands)
Cost of revenue	$20,672	$14,497	$6,175	43%
     Cost of revenue includes fees paid to network providers for bandwidth and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes payroll and related costs, depreciation of network equipment used to deliver our CDN services and equity-related compensation for network operations personnel.
     Cost of revenue increased 43%, or $6.2 million, to $20.7 million for the three months ended March 31, 2008 as compared to $14.5 million for the three months ended March 31, 2007. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $3.5 million, due to higher traffic levels and increased amounts of deployed network assets, an increase in depreciation expense of network equipment of $1.3 million, due to increased investment in our network, and an increase in payroll and related employee costs of $0.8 million, associated with increased staff and an increase in other costs of $0.3 million. Other costs include costs associated with the build-out of custom CDN solution for a specific customer. During the three months ended March 31, 2008, we recognized $21,000 of deferred costs associated with revenue related to the Multi-Element Arrangement entered into during the second quarter of 2007. As of March 31, 2008, there was $0.2 million of deferred costs remaining to be amortized ratably into cost of services over a 44 month period that commenced in July 2007.
     Additionally, during the three-month periods ended March 31, 2008 and 2007, cost of revenue includes share-based compensation expense of approximately $0.5 million and $0.2 million, respectively, resulting from our application of SFAS No. 123R.
     Cost of revenue was composed of the following (in millions):

	For the
	Three Months Ended
	March 31,
	2008	2007
Bandwidth and co-location fees	$11.8	$8.3
Depreciation — network	6.0	4.7
Payroll and related employee costs	1.6	0.8
Share-based compensation	0.5	0.2
Royalty expenses	0.4	0.4
Other costs	0.4	0.1

Total cost of revenues	$20.7	$14.5

     We have long-term purchase commitments for bandwidth usage and co-location with various tier 1 network providers and data center operators. The minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately: $21.2 million for the remainder of 2008, $20.5 million for 2009, $11.7 million for 2010, $5.3 million for 2011 and $0.6 million for 2012 and beyond.
     We expect that cost of revenues will increase during the remainder of 2008. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; additionally, we anticipate deploying additional network equipment into our network which will increase in depreciation expense related to our network equipment and increase the fixed cost associated with co-location space where equipment is deployed, along with payroll and related costs, as we expect to continue to make investments in our network to service our expanding customer base. The increase in network personnel and the granting of stock options to those new employees will result in additional expense associated with the amortization of share-based compensation.

General and Administrative

	Three months ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
		(in thousands)
General and administrative	$13,082	$7,637	$5,445	71%
     General and administrative expenses consist primarily of the following components:
•	payroll, share-based compensation and other related costs, including related expenses for executive, finance, business applications, internal network management, human resources and other administrative personnel;
•	fees for professional services and litigation expenses;

•	rent and other facility-related expenditures for leased properties;

•	depreciation of property and equipment we use internally;

•	the provision for doubtful accounts; and

•	non-income related taxes.
     General and administrative expenses increased 71%, or $5.5 million, to $13.1 million for the three months ended March 31, 2008 as compared to $7.6 million for the three months ended March 31, 2007. The increase in general and administrative expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to an increase of $4.5 million in litigation expenses primarily related to our litigation with Akamai and MIT and the class action lawsuits filed against us beginning in August 2007. Our litigation expenses include $1.0 million which is reimbursable to us from an escrow fund established in connection with our 2006 stock repurchase. The increase is also attributable to an increase of $2.3 million, in professional fees. Our increase in professional fees is primarily due to $0.7 million in increased accounting fees and costs associated with being a publicly traded company and an increase of $1.6 million in general legal and other professional fees. Included in the $1.6 million is $0.6 million for legal fees and other costs associated with patents. In addition, we had an increase of $0.9 million in bad debt expense. These increases were off-set by a decrease in our share-based compensation expense of $2.0 million, a decrease of $0.1 million in payroll and related employee costs and a decrease of $0.1 million in other expenses. Other expenses include such items as rent, utilities, telephone, insurance, travel and travel-related expenses, fees and licenses and property taxes. The decrease in share-based compensation expense is the result of having fully expensed equity grants made to our founders in connection with our Series B preferred stock financing in July 2006.
     General and administrative expense was composed of the following (in millions):

	For the
	Three Months Ended
	March 31,
	2008	2007
Litigation expenses	$5.4	$0.9
Professional fees	2.4	0.1
Share-based compensation	1.7	3.7
Bad debt expense	1.2	0.3
Payroll and related employee costs	1.0	1.1
Other expenses	1.4	1.5

Total general and administrative	$13.1	$7.6

     We expect general and administrative expenses to increase in 2008 in absolute dollars and to decrease as a percentage of revenue. The increase is due to, payroll and related costs attributable to increased hiring, rents and utilities as we expand our facilities, increased costs associated with litigation, as well as increased accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. We expect that these increases will be off-set by expected lower share-based compensation expense.
Sales and Marketing

	Three months ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
		(in thousands)
Sales and marketing	$8,142	$3,018	$5,124	170%
     Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.
     Sales and marketing expenses increased 170%, or $5.1 million, to $8.1 million for the three months ended March 31, 2008, as compared to $3.0 million for the three months ended March 31, 2007. The increase in sales and marketing expenses in the three- month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007 was primarily due to an increase of $2.6 million in payroll and related employee costs, which were primarily all additional salaries which reflects the investment we made in our sales and marketing organization during the last nine months of 2007. Additional increases were due to an increase of $1.1 million in share-based compensation expense, an increase of $0.4 million in travel and travel-related expenses, an increase of $0.3 million in professional fees, and an increase of $0.8 million in other expenses. Other expense included such items as rent and property taxes for our Europe and Asia Pacific sales offices, telephone and office supplies.

     Sales and marketing expense was composed of the following (in millions):

	For the
	Three Months Ended
	March 31,
	2008	2007
Payroll and related employee costs	$4.8	$2.2
Share-based compensation	1.3	0.2
Marketing programs	0.4	0.5
Travel and travel-related expenses	0.4	—
Professional fees	0.3	—
Reseller commissions	0.1	0.1
Other expenses	0.8	—

Total sales and marketing	$8.1	$3.0

     We anticipate our sales and marketing expense will continue to increase in 2008 in absolute dollars and remain constant as a percentage of revenue. The increase is due to an expected increase in commissions on higher forecasted sales, the increase in payroll and related costs of sales and marketing personnel, increases in share-based compensation expense under SFAS No. 123R and additional expected increases in marketing costs such as advertising.
Research and Development

	Three months ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
		(in thousands)
Research and development	$1,590	$1,285	$305	24%
     Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.
     Research and development expenses increased 24%, or $0.3 million, to $1.6 million for the three months ended March 31, 2008, as compared to $1.3 million for the three months ended March 31, 2007. The increase in research and development expenses in the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007 was primarily due to an increase of $0.4 million in payroll and related employee costs associated with our hiring of additional network and software engineering personnel, an increase of $0.3 million in other expenses, off-set by a decrease in share-based compensation of $0.4 million. Other expenses include such items as travel and travel related expenses, consulting, telephone, and office supplies.
     Research and development expense was composed of the following (in millions):

	For the
	Three Months Ended
	March 31,
	2008	2007
Payroll and related employee costs	$0.8	$0.4
Share-based compensation	0.5	0.9
Other expenses	0.3	—

Total research and development	$1.6	$1.3

     We anticipate our research and development expense will continue to increase in 2008 in absolute dollars and remain constant as a percentage of revenue due to increased stock-based compensation expense as well as increased payroll and related costs associated with continued hiring of research development personnel and investments in our core technology and refinements to our other service offerings. Additionally, research and development expenses are expected to decrease as a result of lower share-based compensation expense under SFAS No. 123R.

Provision for Litigation

	Three months ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
		(in thousands)
Provision for Litigation	$7,134	$—	$7,134	N/A
    Provision for litigation relates to our accrual for potential additional damages associated with revenue generated during the three month period ended March 31, 2008 from infringing methods associated with the Akamai litigation. On February 29, 2008, a jury returned a verdict in favor of Akamai. For the year ended December 31, 2007, we recognized a provision for litigation in the amount of $45.5 million plus pre-judgment interest estimated to be $2.6 million. During the quarter ended March 31, 2008, we began to estimate the potential continuing damages from the jury verdict. For the quarter, we accrued an additional $6.9 million for potential on-going damages, plus additional interest of $0.2 million. Additional price erosion damages are possible but we are not able to determine a reasonable basis for estimation at this time.
Interest Expense

	Three months ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(in thousands)
Interest expense	$21	$573	$(552)	(96)%
    Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs.
    Interest expense decreased 96%, or $0.6 million to $21,000 for the three months ended March 31, 2008, as compared to $0.6 million for the three months ended March 31, 2007. The $21,000 represents the amortization of loan fees associated with our unused line of credit. The decrease in interest expense for the three-month period ended March 31, 2008, was the result of our repayment of our outstanding credit facilities on June 14, 2007 from the proceeds from our initial public offering. As of March 31, 2008, we had no outstanding balances due on any of our credit facilities. We do not expect to incur any interest expense on debt during the remainder of 2008.
Interest Income

	Three months ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
		(in thousands)
Interest income	$1,891	$89	$1,802	2,025%
    Interest income includes interest earned on invested cash balances and marketable securities.
    Interest income increased to $1.9 million for the three months ended March 31, 2008, as compared to $0.1 million for the three months ended March 31, 2007. The increase in interest income in the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007 was primarily due to an increase in our average cash balance and the investment of the net proceeds from our initial public offering after the repayment of our outstanding credit facilities. In the future, we anticipate interest income to increase, as a result of substantially increased cash, cash equivalent and marketable securities balances.
Other Income

	Three months ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
		(in thousands)
Other income	$170	$-0-	$170	N/A
Other income primarily consists of foreign exchange gains of approximately $106,000.

Income Tax (Benefit) Expense

	Three months ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
		(in thousands)
Income tax (benefit) expense	$(183)	$200	$(383)	(191)%
     Based upon our estimated annual effective tax rate and after consideration of discrete tax items in the quarter, our estimated tax benefit for the three months ended March 31, 2008 consisted of federal, foreign and state provisions/(benefits) for income tax. Our effective tax rate was 0.04% and (5.39%) for the three months ended March 31, 2008 and 2007, respectively. Our income tax benefit on our loss before taxes of $18.6 million was different than our statutory income tax rate due primarily to an increase in our valuation allowance, netted with the tax benefit of an anticipated federal loss carry-back, and a tax benefit associated with a deferred tax asset associated with state net operating losses which had been subject to a valuation allowance. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
     In 2006 (principally in the last six months of the year) and 2007, approximately $7.6 million and $10.5 million of share-based compensation expense was not deductible for tax purposes by us, as certain executives and other employees made tax elections which established tax bases in these awards granted at lower than the fair value recognized within the financial statements. This permanent difference was material to our pre-tax net loss of $18.6 million for the first three months of 2008. The current unvested awards are expected to generate permanent differences of $1.9 million for the remaining nine months of 2008 and $2.6 million, and $0.6 million for 2009 and 2010, respectively, based on the unvested portion of the equity award outstanding at March 31, 2008 and anticipated vesting at the time.
     During the three months ended March 31, 2008, we performed our assessment of the recoverability of deferred tax assets and determined there was sufficient negative evidence as a result of our cumulative losses to conclude that is was more likely than not that our deferred tax assets would not be realized and accordingly maintained a full valuation allowance. In calculating our effective income tax rate for 2008, no benefit is provided for temporary differences that increase deferred tax assets relating to stock-based compensation.
Liquidity and Capital Resources
     To date, we have financed our operations primarily through the following transactions:
•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	borrowing on credit facilities; and

•	cash generated by operations.
     As of March 31, 2008, our cash, cash equivalents and marketable securities classified as current totaled $194.7 million.
Operating Activities
     Net cash used in operating activities was $0.6 million for the three months ended March 31, 2008, compared to net cash provided by operating activities of $6.5 million for the three months ended March 31, 2007. The change to cash used in operating activities for the three month period ended March 31, 2008 was primarily due to our net loss of $18.4 million, changes in working capital in accounts receivable of $2.3 million and accounts payable of $4.6 million, offset by non-cash charges for litigation of $7.1 million, depreciation and amortization of $6.3 million, stock-based compensation of $4.0 million and accounts receivable charges of $1.6 million, and changes in working capital for other current liabilities of $5.0 million, income taxes receivable of $0.6 million and other assets of $0.6 million.
     We expect that cash provided by operating activities will not be sufficient to cover new purchases of property and equipment during the remainder of 2008 and fund potential damages associated with patent litigation. The timing and amount of future working capital changes, requirement to secure potential infringement damages and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
     Cash provided by investing activities was $7.0 million for the three months ended March 31, 2008, compared to cash used in investing activities of $3.1 million for the three months ended March 31, 2007. Cash provided by investing activities was principally comprised of cash generated from the sale of short-term marketable securities off set by the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN.
     We expect to have ongoing capital expenditure requirements but at a lower rate than we had in 2007, as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately $11.0 million to $13.0 million during the remainder of 2008.
Financing Activities
     Cash provided by financing activities decreased $1.6 million to $0.1 million for the three months ended March 31, 2008, as compared to $1.7 million for the three months ended March 31, 2007. The decrease is primarily due to borrowings of $1.5 million on our bank line and $0.3 million in reimbursement of litigation expenses from our escrow account, off set by payments made on capital lease obligations of $0.2 million in the three months ended March 31, 2007.
     At March 31, 2008 we had no outstanding balance on any of our credit facilities and we had an unused line of credit of up to $5.0 million dollars. Under the terms of the line of credit, we can borrow up to 50% of the cash balances we hold at the bank, up to a maximum of $5.0 million dollars. We do not anticipate having to utilize the line of credit for the remainder of 2008.
     In connection with our Series B preferred stock financing in July 2006, an escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing and to fund 50% of the ongoing monthly expenses associated with the Akamai litigation. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. During the three-month period ended March 31, 2008, we did not receive any reimbursements from this escrow. At March 31, 2008, the balance outstanding in the escrow was $1.0 million. We expect to draw the $1.0 million from this escrow during the three-month period ending June 30, 2008.
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
     At March 31, 2008, we had accrued $55.3 million associated with potential damages and interest owed to Akamai associated with the ongoing patent infringement litigation. During 2008, we may be required to issue an appeal bond to the court to securitize the potential damage award. Such a bond will require that we pledge a certain amount of our cash reserves as collateral. At this time we are unable to determine if an appeal bond would be required or the amount of such an appeal bond. The trial date for the action is set for October 2008. In the event of a negative outcome at trial there could be additional demands put on our cash reserves to satisfy any potential award associated with that case. It is impossible to determine the amount, if any, of any award and the associated appeal bond requirement.
     We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses and cost of ongoing litigation change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities would also result in additional dilution to our stockholders. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be harmed.
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
     The following table presents our contractual obligations and commercial commitments, as of March 31, 2008 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations as of March 31, 2008	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$30,813	$13,467	$12,852	$4,473	$21
Rack space leases	28,513	13,349	15,164	—	—
Real estate leases	2,931	1,242	1,628	61	—

Total operating leases	62,257	28,058	29,644	4,534	21
Capital leases	—	—	—	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$62,257	$28,058	$29,644	$4,534	$21

Off Balance Sheet Arrangements
     We do not have, and have never had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Use of Non-GAAP Financial Measures
     To evaluate our business, we consider and use Non-GAAP net income and EBITDA adjusted for share-based compensation and litigation and damage costs as a supplemental measure of operating performance. We consider Non-GAAP net income to be an important indicator of overall business performance because it allows us to illustrate the impact of the effects of share-based compensation, litigation expenses and provision for litigation. We define EBITDA as GAAP net income before interest income, interest expense, other income and expense, provision for income taxes, depreciation and amortization. We define EBITDA adjusted for share-based compensation and litigation and damage costs as EBITDA plus expenses that we do not consider reflective of our ongoing operations. We use EBITDA adjusted for share-based compensation and litigation and damage costs as a supplemental measure to review and assess operating performance. We also believe use of EBITDA adjusted for share-based compensation and litigation and damage costs facilitates investors’ use of operating performance comparisons from period to period.
     The terms Non-GAAP net income, EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income, EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
•	EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the cash requirements necessary for litigation costs and damages accruals;

•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	they do not reflect income taxes or the cash requirements for any tax payments;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will be replaced sometime in the future, and EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs do not reflect any cash requirements for such replacements;

•	while share-based compensation is a component of operating expense, the impact on our financial statements compared to other companies can vary significantly due to such factors as the assumed life of the options and the assumed volatility of our common stock; and

•	other companies may calculate EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs differently than we do, limiting their usefulness as comparative measures.
     We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Net Income and EBITDA adjusted for share-based compensation and litigation and damage costs only as supplemental support for management’s analysis of business performance. Non-GAAP Net Income, EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs are calculated as follows for the periods presented in thousands:
Reconciliation of Non-GAAP Financial Measures
     In accordance with the requirements of Regulation G issued by the Securities and Exchange Commission, the Company is presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial metrics to the comparable GAAP measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
GAAP net loss	$(18,442)	$(3,905)

Provision for potential litigation damages	7,134	—
Share-based compensation	3,960	5,071
Litigation defense expenses	5,366	885

Non-GAAP net (loss) income	$(1,982)	$2,051

Reconciliation of GAAP Net Income (Loss) to EBITDA to EBITDA
Adjusted for Share-Based Compensation and Litigation and Damage Costs
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
GAAP net loss	$(18,442)	$(3,905)

Add: depreciation and amortization	6,260	4,825
Add: interest expense	21	573
Less: interest and other income	(2,062)	(89)
Plus income tax expense (benefit)	(183)	200

EBITDA	$(14,406)	$1,604
Add: provision for litigation	7,134	—
Add: share-based compensation	3,960	5,071
Add: litigation defense expenses	5,366	885

EBITDA adjusted for share-based compensation, litigation and damage costs	$2,054	$7,560

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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Commencing with our year ending December 31, 2008, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required under Section 404 of the Sarbanes-Oxley Act. See the Risk Factor entitled “If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors view of us ” in this quarterly report on Form 10-Q.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006 in the U.S. District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in U.S. Patent No. 6,108,703 (the 703 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the 703 patent at issue and rejecting our invalidity defenses for the period April 2005 through December 31, 2007. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages. In addition the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We have recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. An additional provision of approximately $7.1 million for potential additional infringement damages and interest was recorded during the three month period ended March 31, 2008. A final judgment has not yet been entered. We are still pursuing a number of equitable defenses, and we recently filed several motions seeking relief from the Court, including motions for a new trial and for judgment in our favor as a matter of law. Akamai has filed motions for summary judgment on our remaining equitable defenses and for a permanent injunction, which we have opposed. We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously. Regardless of the outcome on the pending motions in the trial court, it is likely that appeals by Akamai, us or both will follow. We cannot assure you, however, that this lawsuit ultimately will be resolved in our favor. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. These adverse outcomes, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in this case, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business.
     Beginning in August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in U.S. District Court for the District of Arizona. The consolidated complaint assert causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and that the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims. Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and we intend to contest the lawsuits vigorously, an adverse resolution of the lawsuits may have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.
     In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we are infringing three patents Level 3 allegedly acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint seeks an order permanently enjoining us from conducting our business in a manner that infringes the relevant patents. Discovery has begun, and the Court has set a trial date for October 2008. While we believe that the claims of infringement asserted against us by Level 3 in the present litigation are without merit and intend to vigorously defend the action, there can be no assurance that this lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.
     In April 2008, Two-Way Media LLC (TWM) filed a lawsuit against us and other defendants, including Akamai, AT&T Corp., SBC Internet Services and Southwestern Bell Telephone Company, in the U.S. District Court for the Southern District of Texas, Corpus Christi Division. TWM alleges we infringe four patents owned by TWM. TWM seeks both monetary and injunctive relief against us. While we believe that the claims of infringement asserted against us by TWM in the present litigation are without merit and intend to vigorously defend the action, there can be no assurance that this lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.
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
     In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we have recorded in 2007. An additional provision of approximately $7.1 million for potential additional infringement damages and interest was recorded during the three-month period ended March 31, 2008. Additional accruals for future periods are expected. A final judgment has not yet been entered. We are still pursuing a number of equitable defenses, and we recently filed several motions seeking relief from the Court. Akamai has filed motions for summary judgment on our remaining equitable defenses and for a permanent injunction which we have opposed. We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously; however, we cannot assure you that this lawsuit ultimately will be resolved in our favor. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. These adverse outcomes, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in this case, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business. This lawsuit and other ongoing legal proceedings are described under “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q.
We may need to defend our intellectual property and processes against patent or copyright infringement claims, which would cause us to incur substantial costs and threaten our ability to do business.
     Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. For example, in June 2006, we were sued by Akamai and MIT alleging we infringed patents licensed to Akamai, and in February 2008 a jury returned a verdict in this case, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we have recorded in 2007. An additional provision of approximately $7.1 million for potential additional infringement damages and interest was recorded during the three-month period ended March 31, 2008 and additional accruals for future periods are expected. Although a final judgment has not yet been entered, an adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. In addition, in December 2007, Level 3 Communications, or Level 3, filed a lawsuit against us alleging that we are infringing three patents Level 3 allegedly acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint seeks an order permanently enjoining us from conducting our business in a manner that infringes the relevant patents. Further, in April 2008, Two-Way Media LLC, or TWM, filed a lawsuit against us and several other defendants alleging that we are infringing four patents owned by TWM. TWM is seeking monetary damages and injunctive relief. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. See “Legal Proceeding” in Part II, Item 1 of this quarterly report on Form 10-Q. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:
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
     The expense of defending these lawsuits and other lawsuits to which we may be a party (see discussion in “Legal Proceedings” in Part II, Item 1 of the quarterly report on Form 10Q), particularly fees paid to our lawyers and expert consultants, has been and will continue to be significant and will continue to adversely affect our operating results during the pendency of the lawsuits.
Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.
     Our company has only been in existence since 2001. A significant amount of our growth, in terms of employees, operations and revenue, has occurred since 2004. For example, our revenue has grown from $5.0 million in 2003 to $65.2 million in 2006 and to $103.1 million in 2007. For the three-month period ended March 31, 2008 our revenue was $30.2 million. As a consequence, we have a limited operating history which makes it difficult to evaluate our business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this quarterly report on Form 10-Q. If we do not address these risks successfully, our business will be harmed.
If we fail to manage future growth effectively, we may not be able to market and sell our services successfully.
     We have recently expanded our operations significantly, increasing our total number of employees from 29 at December 31, 2004 to 244 at March 31, 2008, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include: training new sales personnel to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our content delivery network, or CDN, and administrative infrastructure, systems and processes; addressing new markets; and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.
We currently face competition from established competitors and may face competition from others in the future.
     We compete in markets that are intensely competitive, rapidly changing and characterized by constantly declining prices and vendors offering a wide range of content delivery solutions. We have experienced and expect to continue to experience increased competition, and particularly aggressive price competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. As a consequence of the competitive dynamics in our market we have experienced reductions in our prices, which in turn adversely affect our revenue, gross margin and operating results.
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

     Our customers and potential customers may decide to develop their own content delivery solutions rather than outsource these solutions to CDN services providers like us. This is particularly true as our customers increase their operations and begin expending greater resources on delivering their content using third-party solutions. For example, in 2006, one customer within our top 10 customers, MySpace.com, which was contracted through a reseller of our services, CDN Consulting, accounted for approximately 21% of our total revenue for that period. At the end of 2006, MySpace became a direct customer of ours. During 2007, sales to the MySpace.com were approximately 3% of our total revenue. For the year ended December 31, 2007, sales to the reseller CDN Consulting were less than 1% of revenue after this change. For the three-month period ended March 31, 2008, revenue from MySpace.com was approximately 2% of our total revenue and revenue from CDN Consulting was less than 1% of our total revenue. If we fail to offer CDN services that are competitive to in-sourced solutions, we may lose additional customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.
We may lose customers if they are unable to build business models that effectively monetize delivery of their content.
     Our customers may not be successful in selling advertising or otherwise monetizing the content we delivery on their behalf and consequently may not be successful in creating a profitable business model. This may result in some of our customers discontinuing their internet or web-based business operations and discontinuing use of our services and products. For example, during the three-month period ended March 31, 2008, a significant customer discontinued it website business and ceased using our CDN services. We expect further customers may similarly discontinue operations. Further loss of customers may adversely affect our financial results.
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
     Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2006 we invested $40.6 million in capital expenditures and $22.7 million in capital expenditures during 2007, primarily for computer equipment associated with the build-out and expansion of our CDN. For the three-month period ended March 31, 2008, we invested $2.4 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.
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
     During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2007, sales to our top 10 customers, in terms of revenue, accounted for approximately 45% of our total revenue. For the three month period ended March 31, 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 45% of our total revenue. During 2007 one of these top 10 customers, Microsoft, represented approximately 12% of our total revenue for that period. For the three-month period ended March 31, 2008, one of these top 10 customers, Microsoft, represented approximately 15% of our total revenue for that period. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.
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
     In addition to adding new customers, to increase our revenue, we must sell additional services to existing customers and encourage existing customers to increase their usage levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new customers. We sell our services pursuant to service agreements that are generally one year in length. Our customers have no obligation to renew their contracts for our services after the expiration of their initial commitment period, and these service agreements may not be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. Because of our limited operating history, we have limited historical data with respect to rates of customer service agreement renewals. This fact, in addition to the changing competitive landscape in our market, means that we cannot accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:
•	their satisfaction or dissatisfaction with our services;

•	the prices of our services;

•	the prices of services offered by our competitors;

•	Discontinuation by our customers of their internet or web-based content distribution business;

•	mergers and acquisitions affecting our customer base; and

•	reductions in our customers’ spending levels.
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
     Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:
•	our ability to increase sales to existing customers and attract new customers to our CDN services;

•	the addition or loss of large customers, or significant variation in their use of our CDN services;

•	costs associated with current or future intellectual property lawsuits and other lawsuits;

•	service outages or security breaches;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

•	the occurrence of significant events in a particular period that result in an increase in the use of our CDN services, such as a major media event or a customer’s online release of a new or updated video game;

•	changes in our pricing policies or those of our competitors;

•	the timing of recognizing revenue;

•	share-based compensation expenses associated with attracting and retaining key personnel;

•	limitations of the capacity of our content delivery network and related systems;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses;

•	limitations on usage imposed by our customers in order to limit their online expenses; and

•	geopolitical events such as war, threat of war or terrorist actions.
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
     Our adoption of SFAS 123R in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006 and 2007; and for the three-month period ended March 31, 2008; partially due to an increase in our share-based compensation expense, which increased from $0.1 million in 2005 to $9.2 million in 2006 and further increased to $18.9 million in 2007. For the three month period ended March 31, 2008 our share-based compensation expense was $4.0 million. This significant increase in share-based compensation expense reflects an increase in the level of option and restricted stock grants coupled with a significant increase in the fair market value per share at the date of grant. Our unrecognized share-based compensation expense totaled $55.3 million at March 31, 2008, of which we expect to amortize $13.7 million during the remainder of 2008, $18.4 million in 2009 and the remainder thereafter based upon the scheduled vesting of the options outstanding at that time. We further expect our share-based compensation expense to increase in 2008 and potentially to increase thereafter as we grant additional options or restricted stock awards. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. We have incurred, and will continue to incur, significant costs associated with litigation. These costs were $6.8 million and $3.2 million in 2007 and 2006, respectively. For the three month period ended March 31, 2008 we incurred $5.4 million in litigation costs. We expect these costs will continue to increase during the remainder of 2008.
We generate our revenue almost entirely from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.
     While we offer our customers a number of services associated with our CDN, we generated nearly 100% of our revenue in 2007 and for the three months ended March 31, 2008, from charging our customers for the content delivered on their behalf through our CDN. As we do not currently have other meaningful sources of revenue, we are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third-party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.
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
     Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in approximately 62 third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.
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
     We have operations and personnel in the United States, Japan and the United Kingdom, and we currently maintain network equipment in Australia, Canada, France, Germany, Hong Kong, Singapore, Ireland, Japan, the Netherlands and the United Kingdom. As part of our growth strategy, we intend to expand our sales and support organizations internationally, as well as to further expand our international network infrastructure. We have limited experience in providing our services internationally and such expansion could require us to make significant expenditures, including the hiring of local employees, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention.
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
     We may need to obtain additional funding due to a number of factors beyond our control, including a shortfall in revenue, increased expenses, final adverse judgments in litigation matters, increase investment in capital equipment or the acquisition of significant businesses or technologies. We believe that our cash, plus cash from operations will be sufficient to fund our operations

\

and proposed capital expenditures for at least the next 12 months. However, we may need funding before such time. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely. Further, the availability of our current cash will be adversely affected if we are required to provide security for the recent jury verdict in the Akamai trial in connection with an appeal or a stay of injunction, should an appeal of a final judgment in favor of Akamai be required or an injunction and stay thereof be issued.
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
     We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. We are required to spend considerable effort on establishing and maintaining our internal controls, which is costly and time-consuming and needs to be re-evaluated frequently. We have very limited experience in designing and testing our internal controls. For example, during the third quarter of 2007, we discovered material weaknesses in our system of internal controls over our revenue recognition and stock-based compensation processes that required us to restate our previously reported consolidated financial statements for the three-and nine-months ended September 30, 2006, the three-months and year ended December 31, 2006, the three-months ended March 31, 2007, and the three-and-six months ended June 30, 2007. We are in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures. As a newly public company we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, we will be required to file a report by our independent registered public accounting firm addressing these assessments beginning with our Annual Report on Form 10-K for the year ended December 31, 2008. Both we and our independent auditors will be testing our internal controls in anticipation of being subject to Section 404 requirements and, as part of that documentation and testing, may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.
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
     We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 121 at December 31, 2007. As of March 31, 2008, we had 124 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.
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
     The trading prices of our common stock and the securities of technology companies generally have been highly volatile. Factors affecting the trading price of our common stock will include:
•	variations in our operating results;
•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	commencement or resolution of, or our involvement in, litigation, particularly our current litigation with Akamai and MIT, Level 3 Communications, Two-Way Media LLC and the Limelight Networks Inc. Securities Litigation matter;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	the gain or loss of significant customers;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
     As of March 31, 2008, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 58% of our outstanding common stock, including approximately 37% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
     In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for capital expenditures, working capital and other general corporate purposes. For the three month period ended March 31, 2008, we made capital expenditures of $3.1 million and expect total expenditures for the full year 2008 to be between $12.0 million and $14.0 million. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. However, we do not have agreements or commitments for any specific acquisitions at this time. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated June 7, 2007 filed by us with the SEC pursuant to Rule 424(b).
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

LIMELIGHT NETWORKS, INC.
Date: May 14, 2008	By:	/s/ Matthew Hale
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