Form 10-Q
period 2008-06-30
Limelight Networks, Inc.
filed 2008-08-14
CIK 1391127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☑	Smaller reporting company☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 7, 2008: 82,991,849 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,841	$113,824
Marketable securities	69,658	83,273
Accounts receivable, net of reserves of $5,182 at June 30, 2008 and $4,022 at December 31, 2007, respectively	22,070	21,407
Income taxes receivable	1,545	1,960
Prepaid expenses and other current assets	9,540	4,469

Total current assets	217,654	224,933
Property and equipment, net	42,476	46,968
Marketable securities, less current portion	16	87
Other assets	812	1,440

Total assets	$260,958	$273,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,126	$8,523
Accounts payable, related parties	—	230
Deferred revenue, current portion	5,117	4,237
Provision for litigation	62,008	48,130
Other current liabilities	10,488	9,312

Total current liabilities	83,739	70,432
Deferred revenue, less current portion	6,836	8,189
Other long-term liabilities	850	770

Total liabilities	91,425	79,391
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 82,985 and 82,541 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	83	83
Additional paid-in capital	280,884	271,586
Accumulated other comprehensive income	77	106
Accumulated deficit	(111,511)	(77,738)

Total stockholders’ equity	169,533	194,037

Total liabilities and stockholders’ equity	$260,958	$273,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$30,314	$21,436	$60,516	$44,789

Cost of revenue:
Cost of services	13,559	9,815	28,218	19,624
Depreciation — network	6,192	5,020	12,205	9,708

Total cost of revenue	19,751	14,835	40,423	29,332

Gross margin	10,563	6,601	20,093	15,457
Operating expenses:
General and administrative	9,152	8,657	22,234	16,294
Sales and marketing	8,965	6,404	17,107	9,422
Research and development	1,694	1,541	3,284	2,826
Depreciation and amortization	311	174	557	311
Provision for litigation judgment	6,743	—	13,878	—

Total operating expenses	26,865	16,776	57,060	28,853

Operating loss	(16,302)	(10,175)	(36,967)	(13,396)
Other income (expense):
Interest expense	(11)	(821)	(33)	(1,394)
Interest income	1,334	573	3,226	662
Other expense	(377)	—	(207)	—

Total other income (expense)	946	(248)	2,986	(732)

Loss before income taxes	(15,356)	(10,423)	(33,981)	(14,128)
Income tax (benefit) expense	(25)	221	(208)	421

Net loss	$(15,331)	$(10,644)	$(33,773)	$(14,549)

Net loss per weighted average share:
Basic	$(0.18)	$(0.23)	$(0.41)	$(0.43)

Diluted	$(0.18)	$(0.23)	$(0.41)	$(0.43)

Shares used in per weighted average share calculations:
Basic	82,889	45,791	82,756	33,871
Diluted	82,889	45,791	82,756	33,871
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the
	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(33,773)	$(14,549)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,762	10,019
Share-based compensation	8,245	11,330
Deferred income tax (benefit) expense	(211)	580
Provision for litigation judgment	13,878	—
Loss on foreign currency exchange	12	—
Accounts receivable charges	3,487	1,847
Accretion of debt discount	—	424
Accretion of marketable securities	(432)	—
Loss on marketable securities	71	—
Changes in operating assets and liabilities:
Accounts receivable	(4,151)	(5,643)
Prepaid expenses and other current assets	(4,365)	(2,354)
Income taxes receivable	465	(538)
Other assets	631	(545)
Accounts payable	(4,707)	(3,712)
Accounts payable, related parties	(230)	(762)
Deferred revenue	(473)	3,632
Other current liabilities	1,176	6,035
Other long term liabilities	65	—

Net cash (used in) provided by operating activities	(7,550)	5,764

Cash flows from investing activities:
Purchase of marketable securities	(65,125)	(28,589)
Sale of marketable securities	79,025	—
Purchases of property and equipment	(6,666)	(8,556)

Net cash provided by (used in) investing activities	7,234	(37,145)

Cash flows from financing activities:
Payments on credit facilities	—	(23,818)
Borrowings on line of credit	—	1,500
Payments on line of credit	—	(1,500)
Payments on capital lease obligations	—	(250)
Escrow funds returned from share repurchase	1,070	2,389
Excess tax benefit related to stock option exercises	—	23
Proceeds from exercise of stock options and warrants	160	31
Proceeds from initial public offering, net of issuance costs	—	204,498

Net cash provided by financing activities	1,230	182,873

Effect of exchange rate changes on cash	103	—

Net increase in cash and cash equivalents	1,017	151,492
Cash and cash equivalents at beginning of period	113,824	7,611

Cash and cash equivalents at end of period	$114,841	$159,103

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,013

Cash paid for income taxes	$114	$357

Property and equipment purchases remaining in accounts payable	$2,310	$5,803

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
     The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term assets, provision for litigation, income and other taxes and the fair value of stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate. The accompanying interim condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, are unaudited. The condensed consolidated balance sheet information as of December 31, 2007 is derived from the audited consolidated financial statements which were included in our Annual Report on Form 10-K filed with the SEC on March 25, 2008. The consolidated financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on From 10-K filed on March 25, 2008.
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
     The Company does not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as it has not licensed the intellectual property and software components, nor PCS separately. Accordingly the Company recognizes the revenues related to the professional services, license and PCS ratably over the initial four-year period over which the PCS has been contracted as allowed for by paragraph 12 of SOP 97-2. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS has commenced. Concurrently with the signing of the Multi-Element Arrangement, the Company also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. The Company continues to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, the Company has attributed revenue for the service as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, the Company will record content delivery revenue on a monthly basis based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, the Company deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. For the three and six month periods ended June 30, 2008 the Company recognized approximately $1.0 million and $2.0 million, respectively, in revenue and approximately $21,000 and $42,000, respectively, in costs of revenue. The Company did not recognize any revenue or costs of revenue during the three and six month periods ended June 30, 2007. As of June 30, 2008, the Company had remaining deferred revenue related to the multi-element arrangement of $10.9 million, which is expected to be recognized ratably over the remaining 32-month contract period and had remaining related deferred costs of $0.1 million which are amortized over the same period.
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

     From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, Website, print and signage. The Company recorded barter revenue and expense of approximately $183,000, and $230,000, for the three month period ended June 30, 2008 and 2007, and approximately $297,000 and $452,000 for the six month period ended June 30, 2008 and 2007, respectively.
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
Cash and Cash Equivalents
     The Company holds its cash and cash equivalents in checking, money market, and investment accounts with a minimum credit rating of at least A1/P1. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
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
     The following is a summary of available-for-sale securities at June 30, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency notes and bonds	$39,179	$46	$(53)	$39,172
Commercial paper	13,216	—	(12)	13,204
Corporate notes and bonds	17,214	129	(61)	17,282

Total available-for-sale debt securities	69,609	175	(126)	69,658
Publicly traded common stock	16	—	—	16

Total available-for-sale securities	$69,625	$175	$(126)	$69,674

     At June 30, 2008, the Company evaluated its investment portfolio, and noted unrealized losses of $126,000 were due to market movements and fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2008. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.
     Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.
     At June 30, 2008, the Company evaluated its investment portfolio in publicly traded common stock to determine if there had been decline in market value that was considered to be other-than-temporary. For the three months and six months ended June 30, 2008, the Company concluded that $16,000, and $71,000, respectively, of the decline associated with a publicly traded common stock was other than temporary and recorded an impairment charge in interest income.
     The amortized cost and estimated fair value of the available-for-sale debt securities at June 30, 2008, by maturity, are shown below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Due in one year or less	$49,492	$23	$(76)	$49,439
Due after one year and less than two years	20,117	152	(50)	20,219

	$69,609	$175	$(126)	$69,658

     The following is a summary of available-for-sale securities at December 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency bonds	$19,764	$68	$(3)	$19,829
Commercial paper	43,916	3	(10)	43,909
Corporate notes and bonds	19,397	141	(3)	19,535

Total available-for-sale debt securities	83,077	212	(16)	83,273
Publicly traded common stock	87	—	—	87

Total available-for-sale securities	$83,164	$212	$(16)	$83,360

The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 2007, by maturity, are shown below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Due in one year or less	$64,092	$16	$(16)	$64,092
Due after one year and less than two years	18,985	196	—	19,181

	$83,077	$212	$(16)	$83,273

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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, the Company will adopt SFAS No. 160 on January 1, 2009. As of June 30, 2008, the Company had no noncontrolling interests recorded in its balance sheet. The Company does not believe the adoption of SFAS No. 160 will have a material impact on its financial position or results of operations.
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
     In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its financial statements.
3. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets include (in thousands):

	As of	As of
	June 30,	December 31,
	2008	2007
Prepaid bandwidth services	$4,301	$—
Non-income taxes receivable	2,475	2,109
Interest receivable	563	506
Employee advances and prepaid recoverable commissions	405	118
Prepaid royalties and licenses	—	525
Other	1,796	1,211

Total prepaid expenses and other current assets	$9,540	$4,469

4. Property and Equipment
     Property and equipment include (in thousands):

	As of	As of
	June 30,	December 31,
	2008	2007
Network equipment	$86,886	$79,770
Computer equipment	1,747	1,573
Furniture and fixtures	612	291
Leasehold improvements	1,891	1,411
Other equipment	223	207

	91,359	83,252
Less: accumulated depreciation	(48,883)	(36,284)

	$42,476	$46,968

5. Other Current Liabilities
     Other current liabilities consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2008	2007
Accrued cost of revenue	$3,777	$3,007
Accrued compensation and benefits	2,109	1,900
Accrued legal fees	1,769	137
Non income taxes payable	1,026	3,161
Other accrued expenses	1,807	1,107

Total other current liabilities	$10,488	$9,312

6. Litigation
     In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against the Company in the U.S. District Court for the District of Massachusetts alleging that the Company was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, U.S. Patent No. 6,553,413 (the 413 patent) and U.S. Patent No. 6,108,703 (the 703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent, U.S. Patent No. 7,103,645 (the 645 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that the Company infringed four claims of the ‘703 patent at issue and rejecting the Company’s invalidity defenses for the period April 2005 through December 31, 2007. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages. In addition the jury awarded pre-judgment interest which the Company estimates to be $2.6 million at December 31, 2007. The Company has recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. A key determinant in our ability to estimate possible future charges is the extent to which we are able to determine a correlation between the jury awarded amount to the various elements of the allegations. For the three and six month periods ended June 30, 2008, the Company estimated its revenue from alleged infringing methods totaled approximately 36% and 46% of its total revenue. The Company recorded a potential additional damage liability totaling $6.2 million and $13.2 million, respectively, plus additional interest of $0.5 million and $0.7 million, respectively, for the three and six month periods ended June 30, 2008.
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
     In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Virginia alleging that the Company is infringing three patents Level 3 allegedly acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint seeks an order permanently enjoining the Company from conducting its business in a manner that infringes the relevant patents. The parties recently participated in a claim construction hearing before the Court. The Court has not yet ruled on the claim construction issues. Discovery is ongoing and the Court has set a trial date for October 2008. While the Company believes that the claims of infringement asserted against it by Level 3 in the present litigation are without merit and intends to vigorously defend the action, there can be no assurance that this lawsuit ultimately will be resolved in the Company’s favor. An adverse ruling could seriously impact the Company’s ability to conduct its business and to offer its products and services to its customers. This, in turn, would harm the Company’s revenue, market share, reputation, liquidity and overall financial position. The Company is not able at this time to estimate the range of potential loss nor does it believe that a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements
     In August 2007, the Company, certain of its officers and current and former directors, and the firms that served as the lead underwriters in the Company’s initial public offering were named as defendants in several purported class action lawsuits filed in the U. S. District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserts causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased the Company’s common stock in its initial public offering and/or pursuant to its Prospectus. The complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning the seasonality of its business and the loss of revenue related to certain customers. On March 17, 2008, the Company and the individual defendants moved to dismiss all of the plaintiffs’ claims and a hearing was held on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Although the Company believes that it and the individual defendants have meritorious defenses to the plaintiffs’ claims and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits may have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not able at this time to estimate the range of potential loss nor does it believe that a loss is probable. Therefore, there is no provision for these lawsuits in the Company’s financial statements.
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

7. Net Income (Loss) Per Share
     The Company follows EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net loss per share is then calculated by dividing income allocable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. EITF Issue No. 03-6 does not require the presentation of basic and diluted net loss per share for securities other than common stock; therefore, the following net loss per share amounts only pertain to the Company’s common stock. The Company calculates diluted net loss per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net loss per share. To the extent preferred stock is anti-dilutive, the Company calculates diluted net loss per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and warrants using the treasury stock method.
     The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(15,331)	$(10,644)	$(33,773)	$(14,549)
Preferred dividend rights	—	—	—	—

Net loss allocable to common stockholders	$(15,331)	$(10,644)	$(33,773)	$(14,549)

Denominator:
Weighted-average common shares	82,889	45,791	82,756	33,871
Less: Weighted-average unvested common shares subject to repurchase	—	—	—	—

Denominator for basic net loss per share	82,889	45,791	82,756	33,871
Dilutive effect of stock options and shares subject to repurchase	—	—	—	—
Dilutive effect of outstanding stock warrants	—	—	—	—

Denominator for diluted net loss per share	82,889	45,791	82,756	33,871

Basic net loss per share	$(0.18)	$(0.23)	$(0.41)	$(0.43)

Diluted net loss per share	$(0.18)	$(0.23)	$(0.41)	$(0.43)

     The following outstanding options, common stock subject to repurchase and common stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Options to purchase common stock and stock subject to repurchase	1,631	7,959	2,640	8,900
Stock warrants (as converted basis)	—	—	—	—

8. Comprehensive Income (Loss)
The following table presents the calculation of comprehensive income (loss) and its components (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(15,331)	$(10,644)	$(33,773)	$(14,549)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investments	(259)	(31)	(145)	(116)
Foreign exchange translation	272	—	116	—

Other comprehensive (loss) income	13	(31)	(29)	(116)

Comprehensive loss	$(15,318)	$(10,675)	$(33,802)	$(14,665)

For the periods presented, accumulated other comprehensive income (loss) consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2008	2007
Net unrealized gain (loss) on investments	$(34)	$110
Foreign currency translation	111	(4)

Total accumulated other comprehensive income	$77	$106

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
10. Share-Based Compensation
     The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three and six month periods ended June 30, 2008 and 2007 in accordance with SFAS No. 123R (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Share-based compensation expense by type of award:
Stock options	$3,060	$5,503	$6,264	$9,663
Restricted stock	1,225	756	1,981	1,667

Total share-based compensation expense	$4,285	$6,259	$8,245	$11,330

Effect of share-based compensation expense on operations by line:
Cost of services	$558	$346	$1,064	$588
General and administrative expense	1,698	3,754	3,363	7,497
Sales and marketing expense	1,431	1,152	2,738	1,387
Research and development expense	598	1,007	1,080	1,858

Total cost related to share-based compensation expense	$4,285	$6,259	$8,245	$11,330

     Effective May 15, 2008 the Company initiated a Stock Option/Restricted Stock Unit Exchange Offer (the Offer). Pursuant to the Offer, employees (other than executive officers) had the opportunity to exchange certain stock options issued by the Company after April 1, 2007 for restricted stock units (RSUs). The exchange ratio was one RSU in exchange for two stock options. The RSUs vest one-sixth on December 1, 2008 and one-sixth each six months thereafter such that all RSUs issued pursuant to the Offer will be vested no later than June 1, 2011. The Offer was carried out in accordance with tender offer documents filed with the SEC on May 15, 2008. The Offer expired June 16, 2008. 2,002,100 eligible stock options were tendered by eligible employees and 1,001,051 RSUs were issued in exchange pursuant to the Offer. The Company determined this was a Type I (probable-to-probable) modification under SFAS No. 123(R) for substantially all of the tendered options. Accordingly, the Company measured the incremental fair value of the RSUs issued over that of the options tendered and recorded $29,000 of additional unrecognized share-based compensation related to the Offer. This additional unrecognized share-based compensation, as well as unrecognized share-based compensation related to the options tendered in the Offer, will be recognized over the vesting period of the RSUs using the straight-line method over the vesting period. The Offer also included the exchange of performance-base stock options for one employee. At the time of the Offer, the Company had determined the original award was not probable of being earned, and had not recorded any share-based compensation expense. As such, the exchange of this performance-based option for RSUs is considered to be a Type III (improbable-to-probable) modification under SFAS No. 123(R). The Company measured the fair value of the RSUs issued in the Offer, and will recognize the expense using the straight-line method over the vesting period.
11. Related Party Transactions
     The Company leases office space from a company owned by two of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $3,000 and $6,000, respectively, for each of the three and six month periods ended June 30, 2008 and 2007.
     The Company sells services to several entities owned, in whole or in part, by several Company executives. Revenue derived from related parties was less than 1% for each of the three and six month periods ended June 30, 2008 and 2007, respectively. Management believes that all of the Company’s related party transactions reflected arm’s length terms.
12. Concentrations
     For the three and six month periods ended June 30, 2008, the Company had one major customer for which revenue exceeded 10% of total revenue. For the three and six month periods ended June 30, 2007, the Company had no major customer for which revenue exceeded 10% of total revenue.
     Revenue from non-U.S. sources aggregated approximately $5.0 million and $3.1 million respectively, for the three month period ended June 30, 2008 and 2007, respectively. Revenue from non-U.S. sources aggregated approximately $9.1 million and $6.2 million, respectively, for the six month period ended June 30, 2008 and 2007, respectively.
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
     As of June 30, 2008, the Company has a total of approximately $604,000 for unrecognized tax benefits which did not materially change during the first and second quarters of 2008. This total of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate. The Company anticipates its unrecognized tax benefits will decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign and state jurisdictions.
     The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of June 30, 2008, the Company has recorded a liability of $180,000 for the payment of interest and penalties, of which $14,000 was recorded in the second quarter.
     During the six months ended June 30, 2008, the Company performed its assessment of the recoverability of deferred tax assets and determined there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude that is was more likely than not that the Company’s deferred tax assets would not be realized and accordingly maintained a full valuation allowance. In calculating its effective income tax rate for 2008, no benefit is provided for temporary differences that increase deferred tax assets relating to stock-based compensation.
     The Company conducts business in various jurisdictions in the United States and in foreign countries and is subject to examination by tax authorities. As of June 30, 2008, the Company received notification of IRS exam for the 2006 tax year. The tax years 2003 through 2006 remain open to examination by U.S. and certain state and foreign taxing jurisdictions.
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
     Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands).

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Domestic revenue	$25,344	$18,319	$51,381	$38,578
International revenue	4,970	3,117	9,135	6,211

Total revenue	$30,314	$21,436	$60,516	$44,789

     The following table sets forth long-lived assets, net of depreciation, by geographic area (in thousands).

	As of June 30,	As of December 31,
	2008	2007
Domestic long-lived assets	$29,861	$33,490
International long-lived assets	12,615	13,478

Total long-lived assets	$42,476	$46,968

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
     As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds, and US Government Agency Bonds which are classified as marketable securities on the Company’s condensed consolidated balance sheet. All of these investments are publicly traded and for which market prices are readily available.

     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Government agency bonds	$39,172	$39,172	$—	$—
Commercial paper	13,204	—	13,204	—
Corporate notes and bonds	17,282	17,282	—	—
Publicly traded common stock	16	16	—	—

Total assets measured at fair value	$69,674	$56,470	$13,204	$—

     For the period ended June 30, 2008, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense.
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
Overview
     We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of June 30, 2008, we had over 1,290 active customers worldwide. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. Recently however, we have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase.
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
     In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the “703” patent and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we recorded in 2007. An additional provision of approximately $6.7 million and $13.9 million for potential additional infringement damages and interest was recorded during the three and six month periods ended June 30, 2008. On July 1, 2008, the Court denied Limelight’s Motions for Judgment as a Matter of Law, Obviousness, and a New Trial. The Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding Limelight’s equitable defenses and has scheduled a hearing for September 24, 2008. A final judgment has not yet been entered. We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously; however, we cannot assure you that this lawsuit ultimately will be resolved in our favor. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer certain products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver traffic using certain methods, which could impact the viability of our business. These adverse outcomes, in turn, could harm our revenue, market share, reputation, liquidity and overall financial position.

Whether or not we prevail in this case, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business. This lawsuit and other ongoing legal proceedings are described under “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q.
Overview of Operations
     Traffic on our network has grown in each of the last three years. This traffic growth is the result of growth in the number of new customers, as well as growth in the traffic delivered to existing customers. Our revenue is generated primarily by charging for traffic delivered. During the three and six month periods ended June 30, 2008, we continued to add new customers. We have seen an increase in the length of our sales cycle, but we continue to see that new customers want the benefits of the unique services that we bring to the market. However, it is not possible to accurately determine the longer term impact associated with the overhang of litigation will have on our ability to effectively compete.
     Historically, we have derived a portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2007 revenue derived from customers outside the United States accounted for approximately 13% of our total revenue, of which nearly all was derived from operations in Europe. For the three month periods ended June 30, 2008 and 2007, revenue derived from customers outside the United States accounted for approximately 16% and 15%, respectively, of our total revenue. For the six month periods ended June 30, 2008 and 2007, revenue derived from customers outside the United States accounted for approximately 15% and 14%, respectively, of our total revenue. For the three and six month periods ended June 30, 2008, we derived approximately 74% and 76% of our international revenue from Europe and approximately 26% and 24% of our international revenue from Asia Pacific, respectively. We expect foreign revenue as a percentage of our total revenues to increase as a percentage of revenue in 2008. Our international business is managed as a single geographic segment, and we report our financial results on this basis.
     During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2007, sales to our top 20 customers, in terms of revenue, accounted for approximately 57% of our total revenue. During 2007, one of these top 20 customers, Microsoft, represented approximately 12% of our total revenue for that period. For the three and six month periods ended June 30, 2008, sales to our top 20 customers, in terms of revenue, accounted for approximately 53% and 52% of our total revenue. During the three and six month periods ended June 30, 2008, we had one customer, Microsoft, that accounted for approximately 17% and 16% of our revenue during those periods. During 2007, we entered into a multi-element arrangement with Microsoft which generates revenue by providing consulting services related to the development of a Custom CDN solution, amortization of prepaid license and amortization of prepaid post-contract customer support (PCS) for both the custom CDN-solution and the software component. Revenue from this multi-element arrangement is being recognized over the term of the software agreement which at June 30, 2008, had 32-months remaining. Our relationship with Microsoft includes a minimum annual traffic commitment which runs through March 2012. We anticipate customer concentration levels will decline compared to prior years as our customer base continues to grow and diversify. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to direct and reseller customers accounted for approximately 1% for the year ended December 31, 2007. For the three and six month periods ended June 30, 2008, revenue generated from sales to direct and reseller customers accounted for approximately 1% of our total revenue.
     In addition to these revenue-related business trends, our cost of revenue as a percentage of revenue decreased during the three month period ending June 30, 2008 compared to the three month period ended June 30, 2007 and increased during the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007. The decrease in the three month period ended June 30, 2008, compared to the three month period ended June 30, 2007 is almost all directly attributable to the deferral of $2.6 million of revenue and $0.9 million of cost of revenue associated with the Multi-Element arrangement signed during the second quarter of 2007. The revenue and related cost of revenue was deferred from the second quarter of 2007 to be recognized entirely in the third quarter of 2007. The increase is primarily the result of increased cost of depreciation, network operations personnel costs and co-location costs related to the increased investments to build out the capacity and geographic reach of our network as well as declines in sales value of each unit sold due to competitive pressures. Operating expense has increased in absolute dollars each period as revenue has increased. In 2007, these increases accelerated due primarily to increased stock-based compensation, cost of litigation with Akamai and MIT, professional services and other fees associated with becoming a public company, payroll and payroll-related costs associated with additional general administrative and sales and marketing resources to support our current and future growth. For the three and six month periods ended June 30, 2008, operating expenses continued to increase primarily due to increased litigation costs and legal fees associated with ongoing intellectual property litigation.
     We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2005, 2006 and 2007, we made capital purchases of $10.9 million, $40.4 million and $26.5 million, respectively. For the three and six month periods ended June 30, 2008, we made capital investments of $5.0 million and $8.1 million, respectively. This was considerably lower than historical levels primarily related to two things. First, continued improvements in the efficiency of our network allowing us to meet traffic growth with less investment and second, during the first quarter of 2008 one large traffic customer shut down its site and we discontinued service to two large customers for non-

payment of services which allowed us to recoup a significant amount of network capacity to meet future growth needs. We expect to have ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately $9.0 million to $11.0 million during the remainder of 2008.
     We have also generated revenue from certain customers that are entities related to certain of our founders. The aggregate amounts of revenue derived from these related party transactions was less than 1% for the year ended December 31, 2007. For the three and six month periods ended June 30, 2008, revenue from related parties was less than 1% of our total revenue. We believe that all of our related party transactions reflected arm’s length terms.
     We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we recorded in 2007. On July 1, 2008, the Court denied Limelight’s Motions for Judgment as a Matter of Law, Obviousness, and a New Trial. The Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding Limelight’s equitable defenses and has scheduled a hearing for September 24, 2008. A final judgment has not yet been entered. While we will continue to pursue multiple legal recourses available to us which could reduce or possibly eliminate the related financial exposure, if we are not able to prevail in our efforts, there could be additional charges recorded by us in future periods. Such charges would be dependent in part upon judicial determinations made on the various elements of the matter and our activities in future periods. During our financial statement close process, we evaluate if additional accrual amounts are required at each reporting period. We record additional accrual amounts to the extent we determine amounts are probable of being paid and are also reasonably estimable. Such amounts could be, but are not limited to, damages associated with post-judgment lost profits, and royalties as well as interest related to pre-and-post-judgment amounts. A key determinant in our ability to estimate possible future charges is the extent to which we are able to determine a correlation between the jury awarded amount to the various elements of the allegations. During the three and six month periods ended June 30, 2008, we estimated our revenue from alleged infringing methods totaled approximately 36% and 46%, respectively, of our total revenue. We recorded a potential additional damage liability totaling $6.2 million and $13.2 million, respectively, plus additional interest of $0.5 million and $0.7 million, respectively, for the three and six month periods ended June 30, 2008. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our unaudited consolidated statement of operations. We expect that these expenses will continue to remain significant. A portion of the cash impact of these litigation expenses have been offset through the availability of an escrow fund established in connection with our Series B preferred stock financing. This escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. As of the closing of our initial public offering, approximately $3.7 million of the escrow was paid to the tendering stockholders. The escrow account has been drawn down as we incur Akamai-related litigation expenses. Cash reimbursed from this escrow account is recorded as additional paid-in capital. During the three month period ended June 30, 2008, we received reimbursement of approximately $1.0 million from the escrow account. At June 30, 2008, the balance in the escrow was fully depleted.
     In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we are infringing three patents Level 3 allegedly acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint seeks an order permanently enjoining us from conducting our business in a manner that infringes the relevant patents. The parties recently participated in a claim construction hearing before the Court. The Court has not yet ruled on the claim construction issues. Discovery is ongoing, and the Court has set a trial date for October 2008. While we believe that the claims of infringement asserted against us by Level 3 in the present litigation are without merit and intend to vigorously defend the action, there can be no assurance that this lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position
     In August 2007, we, certain of our officers and current and former directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits filed in the U. S. District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserts causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased our common stock in our initial public offering and/or pursuant to our Prospectus. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the loss of revenue related to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Although we believe that we and the individual defendants have meritorious defenses to the plaintiffs’ claims and intend to contest the lawsuits vigorously, an adverse resolution of the lawsuits may have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, there is no provision for these lawsuits in our financial statements.

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
     We were unprofitable for the six month period ended June 30, 2008; the largest negative impact to our profitability was the accrual of $13.9 million for the potential continuing damages related to the jury verdict returned against us regarding the patent infringement lawsuit filed by Akamai Technologies, Inc., litigation costs of $8.0 million, and $8.2 million in share-based compensation. The significant increase in litigation cost primarily results from our on-going litigation with Akamai, Level 3 and Two-Way media. Going forward, litigation costs will continue to be significant as the company will continue to have costs associated with completion of the initial trial with Akamai and the subsequent appeal was well as the costs associated with the Level 3 (particularly as we prepare for trial in October 2008) and Two-Way Media cases.
     Our future results will be affected by many factors identified in the section captioned “Risk Factors,” in this quarterly report on Form 10-Q, including our ability to:
•	successfully implement and maintain technical changes in our methods to deliver customer traffic to avoid further infringing on Akamai patents;

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Akamai, Level 3 and Two-Way Media to conclusion;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	continued ability to deliver a significant portion of our traffic through settlement free peering relationships which significantly reduce our cost of delivery.
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
     As of June 30, 2008, there have been no material changes to any of the critical accounting policies as described in our annual report on Form 10-K dated March 25, 2008. During the quarter ended March 31, 2008, we began to estimate the potential continuing damages from the jury verdict against us regarding the patent infringement lawsuit filed by Akamai Technologies, Inc.
Results of Operations
Revenue

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
	(in thousands)				(in thousands)
Revenue	$30,314	$21,436	$8,878	41%	$60,516	$44,789	$15,727	35%

     Revenue increased 41%, or $8.9 million, to $30.3 million for the three months ended June 30, 2008 as compared to $21.4 million for the three months ended June 30, 2007. The deferral of $2.6 million of MSFT traffic revenue during the three month period ended June 30, 2007(which was recognized during the third quarter of 2007) contributed to the increase when comparing the three and six month periods ended June 30, 2008 and 2007. For the six months ended June 30, 2008, total revenues increased 35%, or $15.7 million, to $60.5 million as compared to $44.8 million for the six months ended June 30, 2007. The increase in revenue for the three months ended June 30, 2008 as compared to the same period in the prior year was primarily attributable to an increase in our recurring CDN service revenue of $8.6 million. The increase in CDN service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic, partially off-set by a decline in unit sales price and additional services sold to new and existing customers. The increase in revenue for the six months ended June 30, 2008 as compared to the same period in the prior year was primarily attributable to an increase in our recurring CDN service revenue of $15.2 million. As of June 30, 2008, we had over 1,290 customers under recurring CDN service revenue contracts as compared to 876 as of June 30, 2007. During the year ended December 31, 2007, we deferred $3.4 million of custom CDN services revenue from one customer as the amounts were part of a multi-element arrangement. Entering into the multi-element arrangement with this customer changed the way we accounted for revenue earned from this customer during 2007. The revenue from the custom CDN services is being recognized ratably over a 44 month period starting in July 2007. As new service and or license fees are billed it is added to the deferred revenue and amortized over the then remaining contract term. As of June 30, 2008, we had $3.2 million of deferred custom CDN services revenue remaining of which approximately $0.6 million will be recognized during the remainder of 2008, $1.2 million in 2009 and the remainder thereafter.
     For the three months ended June 30, 2008 and 2007, approximately 16% and 15%, respectively, of our total revenues were derived from our operations located outside of the United States. For the three months ended June 30, 2008, we derived approximately 74% our international revenue from Europe and approximately 26% of our international revenue from Asia Pacific. For the six months ended June 30, 2008 and 2007, approximately 15% and 14%, respectively, of our total revenues were derived from our operations located outside of the United States. For the six months ended June 30, 2008, we derived approximately 76% our international revenue from Europe and approximately 24% of our international revenue from Asia Pacific. For the three and six month periods ended June 30, 2007, our international revenue was derived primarily from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods.
Cost of Revenue

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
	(in thousands)				(in thousands)
Cost of revenue	$19,751	$14,835	$4,916	33%	$40,423	$29,332	$11,091	38%
     Cost of revenue includes fees paid to network providers for bandwidth and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes payroll and related costs, depreciation of network equipment used to deliver our CDN services and equity-related compensation for network operations personnel.
     Cost of revenue increased 33%, or $4.9 million, to $19.8 million for the three months ended June 30, 2008 as compared to $14.8 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, cost of revenues increased 38%, or $11.1 million, to $40.4 million as compared to $29.3 million for the six months ended June 30, 2007. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $2.3 million and $5.7 million, respectively, due to higher traffic levels and increased amounts of deployed network assets, an increase in depreciation expense of network equipment of $1.2 million and $2.5 million, respectively, due to increased investment in our network, and an increase in payroll and related employee costs of $1.2 million and $2.0 million, respectively, associated with increased staff and an increase in other costs of zero and $0.5 million, respectively. Other costs include costs associated with the build-out of custom CDN solution for a specific customer. During the three and six month periods ended June 30, 2008, we recognized $21,000 and $42,000, respectively, of deferred costs associated with revenue related to the Multi-Element Arrangement entered into during the second quarter of 2007. As of June 30, 2008, there was $0.1 million of deferred costs remaining to be amortized ratably into cost of services over a 44 month period that commenced in July 2007.
     Additionally, during the three and six months ended June 30, 2008 and 2007, cost of revenue includes share-based compensation expense of approximately $0.6 million and $1.1 million and $0.3 million and $0.6 million, respectively, resulting from our application of SFAS No. 123R.

     Cost of revenue was composed of the following (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Bandwidth and co-location fees	$10.7	$8.4	$22.4	$16.7
Depreciation — network	6.2	5.0	12.2	9.7
Payroll and related employee costs	1.9	0.7	3.5	1.5
Share-based compensation	0.6	0.3	1.1	0.6
Royalty expenses	0.2	0.2	0.5	0.6
Other costs	0.2	0.2	0.7	0.2

Total cost of revenues	$19.8	$14.8	$40.4	$29.3

     We have long-term purchase commitments for bandwidth usage and co-location with various tier 1 network providers and data center operators. The minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately: $14.9 million for the remainder of 2008, $22.7 million for 2009, $13.5 million for 2010, $5.9 million for 2011 and $1.8 million for 2012 and beyond.
     We expect that cost of revenues will increase during the remainder of 2008. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; additionally, we anticipate deploying additional network equipment into our network which will increase depreciation expense related to our network equipment and increase the fixed cost associated with co-location space where equipment is deployed, along with payroll and related costs, as we expect to continue to make investments in our network to service our expanding customer base. The increase in network personnel and the granting of stock options to those new employees will result in additional expense associated with the amortization of share-based compensation.
General and Administrative

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
	(in thousands)				(in thousands)
General and administrative	$9,152	$8,657	$495	6%	$22,234	$16,294	$5,940	36%
     General and administrative expenses consist primarily of the following components:
•	payroll, share-based compensation and other related costs, including related expenses for executive, finance, business applications, internal network management, human resources and other administrative personnel;

•	fees for professional services and litigation expenses;

•	rent and other facility-related expenditures for leased properties;

•	depreciation of property and equipment we use internally;

•	the provision for doubtful accounts; and

•	non-income related taxes.
     General and administrative expenses increased 6%, or $0.5 million, to $9.2 million for the three months ended June 30, 2008 as compared to $8.7 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, general and administrative expenses increased 36%, or $5.9 million, to $22.2 million as compared to $16.3 million for the six months ended June 30, 2007. The increase in general and administrative expenses for the three months and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 was primarily due to an increase of $1.1 million and $5.5 million, respectively, in litigation expenses primarily related to our litigation with Akamai and MIT, Level 3 and the class action lawsuits filed against us beginning in August 2007. The increase is also attributable to an increase of $0.7 million and $3.1 million, respectively, in professional fees. Our increase in professional fees is primarily due to $0.3 million and $1.0 million, respectively, in increased accounting fees and costs associated with being a publicly traded company and an increase of $0.4 million and $2.1 million, respectively, in general legal and other professional fees. Included in the increase of general legal fees and other professional fees of $0.4 million and $2.1 million, respectively, for the three and six month periods ended June 30, 2008, is $0.1 million and $0.8 million, respectively, for legal fees and other costs associated with patents.
     In addition, we had an increase of $0.8 million and $1.6 million, respectively, in bad debt expense and an increase in other expenses of $0.1 million and zero, respectively. Other expenses include such items as rent, utilities, telephone, insurance, travel and travel-related expenses, fees and licenses and property taxes.
     These increases were offset by a decrease in our share-based compensation expense of $2.1 million and $4.1 million, and a decrease of $0.1 million and $0.2 million, respectively, in payroll and related employee costs. The decrease in share-based compensation expense is the result of having fully expensed equity grants made to our founders in connection with our Series B preferred stock financing in July 2006.

     General and administrative expense was composed of the following (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Litigation expenses	$2.7	$1.6	$8.0	$2.5
Share-based compensation	1.7	3.8	3.4	7.5
Bad debt expense	1.3	0.5	2.4	0.8
Payroll and related employee costs	1.0	1.1	2.0	2.2
Professional fees	1.0	0.3	3.5	0.4
Other expenses	1.5	1.4	2.9	2.9

Total general and administrative	$9.2	$8.7	$22.2	$16.3

     We expect general and administrative expenses to increase in 2008 in absolute dollars and as a percentage of revenue. The increase is due to payroll and related costs attributable to increased hiring, rents and utilities as we expand our facilities, increased costs associated with litigation, as well as increased accounting and legal, bad debt and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. We expect that these increases will be off-set by expected lower share-based compensation expense.
Sales and Marketing

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
	(in thousands)				(in thousands)
Sales and marketing	$8,965	$6,404	$2,561	40%	$17,107	$9,422	$7,685	82%
     Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.
     Sales and marketing expenses increased 40%, or $2.6 million, to $9.0 million for the three months ended June 30, 2008, as compared to $6.4 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, sales and marketing expenses increased 82%, or $7.7 million, to $17.1 million, as compared to $9.4 million for the six months ended June 30, 2007. The increase in sales and marketing expenses in the three and six month periods ended June 30, 2008 as compared to the three and six month periods ended June 30, 2007 was primarily due to an increase of $1.8 million and $4.4 million, respectively, in payroll and related employee costs including $1.7 million and $4.4 million respectively, in additional salaries and $0.1 million and zero respectively, in additional commissions on increased revenue. Additional increases were due to an increase of $0.2 million and $1.3 million, respectively, in share-based compensation expense, an increase of zero and $0.4 million in travel and travel-related expenses, an increase of $0.1 million and $0.4 million in professional fees, and an increase of $0.7 million and $1.6 million, respectively, in other expenses. Other expenses included such items as rent and property taxes for our Europe and Asia Pacific sales offices, telephone and office supplies. These increases were offset by a decrease in our reseller commissions of $0.2 million in both the three and six month periods ended June 30, 2008 compared to the three and six month periods ended June 30, 2007 and a decrease of zero and $0.2 million, respectively, in marketing programs for the three and six month periods ended June 30, 2008 compared to the three and six month periods ended June 30, 2007.
     Sales and marketing expense was composed of the following (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Payroll and related employee costs	$5.0	$3.2	$9.8	$5.4
Share-based compensation	1.4	1.2	2.7	1.4
Marketing programs	0.8	0.8	1.1	1.3
Travel and travel-related expenses	0.6	0.6	1.0	0.6
Professional fees	0.4	0.3	0.7	0.3
Reseller commissions	—	0.2	0.1	0.3
Other expenses	0.8	0.1	1.7	0.1

Total sales and marketing	$9.0	$6.4	$17.1	$9.4

     We anticipate our sales and marketing expense will continue to increase in 2008 in absolute dollars and remain constant as a percentage of revenue. The increase is due to an expected increase in commissions on higher forecasted sales, the increase in payroll and related costs of sales and marketing personnel, increases in share-based compensation expense under SFAS No. 123R and additional expected increases in marketing costs such as advertising and other lead generating activities.
Research and Development

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
	(in thousands)				(in thousands)
Research and development	$1,694	$1,541	$153	10%	$3,284	$2,826	$458	16%
     Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.
     Research and development expenses increased 10%, or $0.2 million, to $1.7 million for the three months ended June 30, 2008, as compared to $1.5 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, research and development expenses increased 16%, or $0.5 million, to $3.3 million, as compared to $2.8 million for the six months ended June 30, 2007. The increase in research and development expenses in the three and six month periods ended June 30, 2008 as compared to the three and six month periods ended June 30, 2007 was primarily due to an increase of $0.3 million and $0.7 million respectively, in payroll and related employee costs associated with our hiring of additional network and software engineering personnel, an increase in other expenses of $0.3 million and $0.6 million, respectively, offset by a decrease in share-based compensation of $0.4 million and $0.8 million, respectively. Other expenses include such items as travel and travel related expenses, consulting, telephone, and office supplies.
     Research and development expense was composed of the following (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Payroll and related employee costs	$0.8	$0.5	$1.6	$0.9
Share-based compensation	0.6	1.0	1.1	1.9
Other expenses	0.3	—	0.6	—

Total research and development	$1.7	$1.5	$3.3	$2.8

     We anticipate our research and development expense will continue to increase in 2008 in absolute dollars and remain constant as a percentage of revenue due to increased stock-based compensation expense as well as increased payroll and related costs associated with continued hiring of research development personnel and contractors and investments in our core technology and refinements to our other service offerings. Additionally, research and development expenses are expected to decrease as a result of lower share-based compensation expense under SFAS No. 123R.
Provision for Litigation

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
	(in thousands)				(in thousands)
Provision for litigation	$6,743	$—	$6,743	NA %	$13,878	$—	$13,878	NA %
     Provision for litigation relates to our accrual for potential additional damages associated with revenue generated during the three and six month periods ended June 30, 2008 from infringing methods associated with the Akamai litigation. On February 29, 2008, a jury returned a verdict in favor of Akamai. For the year ended December 31, 2007, we recognized a provision for litigation in the amount of $45.5 million plus pre-judgment interest estimated to be $2.6 million. During the quarter ended March 31, 2008, we began to estimate the potential continuing damages from the jury verdict. For the three and six month periods ended June 30, 2008, we accrued an additional $6.2 million and $13.2 million, respectively, for potential on-going damages, plus additional interest of $0.5 million and $0.7 million, respectively. Additional price erosion damages are possible but we are not able to determine a reasonable basis for estimation at this time.

Interest Expense

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
	(in thousands)				(in thousands)
Interest expense	$11	$821	$(810)	(99)%	$33	$1,394	$(1,361)	(98)%
     Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs.
     Interest expense decreased 99%, or $0.8 million to $11,000 for the three months ended June 30, 2008, as compared to $0.8 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, interest expense decreased 98%, or $1.4 million, to $33,000, as compared to $1.4 million for the six months ended June 30, 2007. The $11,000 and $33,000 for the three and six month periods ended June 30, 2008 represents the amortization of loan fees associated with our unused line of credit. The decrease in interest expense for the three and six month periods ended June 30, 2008, was the result of our repayment of our outstanding credit facilities on June 14, 2007 from the proceeds from our initial public offering. As of June 30, 2008, we had no outstanding balances due on any of our credit facilities. We do not expect to incur any interest expense on debt during the remainder of 2008.
Interest Income

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
	(in thousands)				(in thousands)
Interest income	$1,334	$573	$761	133%	$3,226	$662	$2,564	387%
     Interest income includes interest earned on invested cash balances and marketable securities.
     Interest income increased 133%, to $1.3 million for the three months ended June 30, 2008, as compared to $0.6 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, interest income increased 387%, to $3.2 million, as compared to $0.7 million for the six months ended June 30, 2007. The increase in interest income in the three and six month periods ended June 30, 2008 as compared to the three and six month periods ended June 30, 2007 was primarily due to an increase in our average cash balance and the investment of the net proceeds from our initial public offering after the repayment of our outstanding credit facilities. In the future, we anticipate interest income to increase, as a result of substantially increased cash, cash equivalent and marketable securities balances.
Other Income/Expense

	Three months ended June 30,				Six months ended June 30,
			Increase	Percent			Increase	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
	(in thousands)				(in thousands)
Other income/(expense)	$(377)	$—	$(377)	NA %	$(207)	$—	$(207)	NA %
Other income (expense) for the three and six months ended June 30, 2008 consists primarily of foreign exchange losses resulting from the remeasurement of accounts payable for invoices denominated in a foreign currency, and the effect of exchange rates on monetary balance sheet and income statement items resulting from foreign operations in Japan, Germany and the United Kingdom.
Income Tax Expense (Benefit)

	Three months ended June 30, 2008				Six months ended June 30, 2008
			Increase	Percent			Increase	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
	(in thousands)				(in thousands)
Income tax expense (benefit)	$(25)	$221	$(246)	(111)%	$(208)	$421	$(629)	(149)%
     Based upon our estimated annual effective tax rate and after consideration of discrete tax items in the quarter, our estimated tax benefit for the six months ended June 30, 2008 consisted of federal, foreign and state provisions/(benefits) for income tax. Our effective tax rate was .02% and .61% on our loss before taxes of $15.4 and $34.0 for the three and six month periods ended June 30, 2008, respectively. Our income tax benefit on our loss before taxes of $15.4 million and $34.0 million, respectively, in the three and six month periods ended June 30, 2008 was different than our statutory income tax rate due primarily to an increase in our valuation allowance, netted with the tax benefit of an anticipated federal loss carry-back. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
     In the first six months of 2007, approximately $10.5 million of share-based compensation expense was not deductible for tax purposes by us, as certain executives and other employees made tax elections which established tax bases in these awards granted at lower than the fair value recognized within the financial statements. This permanent difference was material to our pre-tax net loss of $34.0 million for the first six months of 2008. The current unvested awards are expected to generate permanent differences of $1.3 million for the remaining six months of 2008 and $2.6 million, and $0.6 million for 2009 and 2010, respectively, based upon the unvested portion of the equity awards outstanding at June 30, 2008 and the anticipated vesting at the time.
     During the six months ended June 30, 2008, we performed our assessment of the recoverability of deferred tax assets and determined there was sufficient negative evidence as a result of our cumulative losses to conclude that is was more likely than not that our deferred tax assets would not be realized and accordingly maintained a full valuation allowance. In calculating our effective income tax rate for 2008, no benefit is provided for temporary differences that increase deferred tax assets relating to stock-based compensation.
Liquidity and Capital Resources
     To date, we have financed our operations primarily through the following transactions:
•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	borrowing on credit facilities; and

•	cash generated by operations.
     As of June 30, 2008, our cash, cash equivalents and marketable securities classified as current totaled $184.5 million.
Operating Activities
     Net cash from operating activities decreased $13.2 million to $7.4 million net cash used in operating activities for the six months ended June 30, 2008, compared to $5.8 million net cash provided by operating activities for the six months ended June 30, 2007. The decrease in cash provided by operating activities for the six month period ended June 30, 2008 was primarily due to the net loss incurred during the six months ended June 30, 2008 and changes in working capital resulting from decreases in deferred revenue, other current liabilities, and accounts payable, increases in prepaid and other current assets, as well as a decrease in non-cash charges in stock-based compensation, partially offset by increases in non-cash charges of depreciation and amortization, litigation provision and accounts receivable charges, and changes in working capital as a result of a decrease in accounts receivable and other assets.
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
Investing Activities
     Cash from investing activities increased $44.3 million to $7.2 million provided by investing activities for the six months ended June 30, 2008, compared to $37.1 million used in investing activities for the six months ended June 30, 2007. Cash provided by investing represented cash received from the sale of short-term marketable securities and lower capital expenditures primarily for network equipment associated with adding additional capacity and geographic expansion of our content delivery network.
     While we expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN, we anticipate lower outflows than we had in 2007. We currently anticipate making aggregate capital expenditures of approximately $9.0 million to $11.0 million during the remainder of 2008.
Financing Activities
     Cash provided by financing activities decreased $181.7 million to $1.2 million for the six months ended June 30, 2008, as compared to $182.9 million for the six months ended June 30, 2007. The decrease is primarily due to the receipt of net proceeds of approximately $204.5 million from our IPO on June 8, 2007, $1.3 million decreases in reimbursement of litigation expenses from our escrow account as compared with the six month period ended June 30, 2007, offset by a net decrease in borrowings of $23.8 million on our bank line.
     At June 30, 2008 we had no outstanding balance on any of our credit facilities and we had an unused line of credit of up to $5.0 million dollars. Under the terms of the line of credit, we can borrow up to 50% of the cash balances we hold at the bank, up to a maximum of $5.0 million dollars. We do not anticipate having to utilize the line of credit for the remainder of 2008.
     In connection with our Series B preferred stock financing in July 2006, an escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing and to fund 50% of the ongoing monthly expenses associated with the Akamai litigation. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. During the three and six month periods ended June 30, 2008, we received reimbursements from this escrow of approximately $1.1 million. At June 30, 2008, the balance in the escrow was fully depleted.
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
     At June 30, 2008, we had accrued $62.0 million associated with potential damages and interest owed to Akamai associated with the ongoing patent infringement litigation. During 2008, we may be required to issue an appeal bond to the court to securitize the potential damage award. Such a bond will require that we pledge a certain amount of our cash reserves as collateral. At this time we are unable to determine if an appeal bond would be required or the amount of such an appeal bond.
     The trial date for the Level 3 Communications patent infringement law suit is set for October 2008. In the event of a negative outcome at trial there could be additional demands put on our cash reserves to satisfy any potential award associated with that case. It is impossible to determine the amount, if any, of any award and the associated appeal bond requirement.
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
     The following table presents our contractual obligations and commercial commitments, as of June 30, 2008 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations as of June 30, 2008	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$30,512	$12,548	$13,506	$4,204	$254
Rack space leases	28,284	14,322	13,962	—	—
Real estate leases	2,663	1,229	1,411	23	—

Total operating leases	61,459	28,099	28,879	4,227	254
Capital leases	—	—	—	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$61,459	$28,099	$28,879	$4,227	$254

Off Balance Sheet Arrangements
     We do not have, and have never had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Use of Non-GAAP Financial Measures
     To evaluate our business, we consider and use Non-GAAP revenue, Non-GAAP net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. We consider Non-GAAP revenue and net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effects from our multi-element contract as well as eliminate the effects of share-based compensation, litigation expenses and provision for litigation. We define EBITDA as GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus income from our multi-element contract and expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period.
     The terms Non-GAAP revenue, net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP revenue, net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP revenue, net income, EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the cash requirements necessary for litigation costs and damages accruals;

•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	they do not reflect income taxes or the cash requirements for any tax payments;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will be replaced sometime in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	while share-based compensation is a component of operating expense, the impact on our financial statements compared to other companies can vary significantly due to such factors as the assumed life of the options and the assumed volatility of our common stock; and

•	other companies may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
     We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Revenue, Net Income (Loss) and Adjusted EBITDA only as supplemental support for management’s analysis of business performance. Non-GAAP Revenue, Net Income (Loss), EBITDA and Adjusted EBITDA are calculated as follows for the periods presented in thousands:
Reconciliation of Non-GAAP Financial Measures
     In accordance with the requirements of Regulation G issued by the Securities and Exchange Commission, the Company is presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial metrics to the comparable GAAP measures.

Reconciliation of GAAP Revenue to Non-GAAP Revenue
(In thousands)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,	March 31,	June 30,	March 31,	June 30,	June 30,
	2008	2008	2007	2007	2008	2007
GAAP Revenue	$NA	$NA	$21,436	$NA	$NA	$44,789
Deferred Traffic Revenue	—	—	2,645	—	—	2,645
Deferred Custom CDN Services Revenue	—	—	820	—	—	820

Non-GAAP Revenue	$NA	$NA	$24,901	$NA	$NA	$48,254
Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,	March 31,	June 30,	March 31,	June 30,	June 30,
	2008	2008	2007	2007	2008	2007
GAAP net loss	$(15,331)	$(18,442)	$(10,644)	$(3,905)	$(33,773)	$(14,549)
Deferred revenue			3,465			3,465
Deferred cost of traffic and services			(935)			(935)
Provision for potential litigation damages	6,743	7,134	—	—	13,878	—
Share-based compensation	4,285	3,960	6,259	5,071	8,245	11,330
Litigation defense expenses	2,667	5,366	1,636	885	8,033	2,521

Non-GAAP net (loss) income	$(1,636)	$(1,982)	$(219)	$2,051	$(3,617)	$1,832

Reconciliation of GAAP Net Income (Loss) to EBITDA to EBITDA
Adjusted for Share-Based Compensation and Litigation and Damage Costs
(In thousands)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,	March 31,	June 30,	March 31,	June 30,	June 30,
	2008	2008	2007	2007	2008	2007
GAAP net loss	$(15,331)	$(18,442)	$(10,644)	$(3,905)	$(33,773)	$(14,549)

Add: depreciation and amortization	6,503	6,260	5,194	4,825	12,762	10,019
Add: interest expense	11	21	821	573	33	1,394
Less: interest and other income	(957)	(2,061)	(573)	(89)	(3,019)	(662)
Plus income tax (benefit) expense	(25)	(183)	221	200	(208)	421

EBITDA	$(9,799)	$(14,405)	$(4,981)	$1,604	$(24,205)	$(3,377)
Add: deferred revenue			3,465			3,465
Add: provision for litigation	6,743	7,134	—	—	13,878	—
Add: share-based compensation	4,285	3,960	6,259	5,071	8,245	11,330
Add: litigation defense expenses	2,667	5,366	1,636	885	8,033	2,521
Less: deferred traffic and service			(935)			(935)

Adjusted EBITDA	$3,896	$2,055	$5,444	$7,560	$5,951	$13,004

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

Foreign Currency Risk
     Substantially all of our customer agreements are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. Because we have operations in Europe and Asia, however, we are exposed to fluctuations in foreign exchange rates with respect to certain network costs, operating expenses and cash flows. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, potentially with customer agreements denominated in foreign currencies, which may increase our exposure to foreign exchange fluctuations. At this time, we do not have any foreign hedge contracts.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006 in the U.S. District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in U.S. Patent No. 6,108,703 (the 703 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the 703 patent at issue and rejecting our invalidity defenses for the period April 2005 through December 31, 2007. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages. In addition the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We have recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. An additional provision of approximately $13.9 million for potential additional infringement damages and interest was recorded during the six month period ended June 30, 2008. On July 1, 2008, the Court denied Limelight’s Motions for Judgment as a Matter of Law, Obviousness, and a New Trial. The Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding Limelight’s equitable defenses and has scheduled a hearing for September 24, 2008. A final judgment has not yet been entered. We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously. Regardless of the outcome on the pending issues, it is likely that appeals by Akamai, us or both will follow. We cannot assure you, however, that this lawsuit ultimately will be resolved in our favor. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. These adverse outcomes, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in this case, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business.

     Beginning in August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in U.S. District Court for the District of Arizona. The consolidated complaint assert causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and that the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and we intend to contest the lawsuits vigorously, an adverse resolution of the lawsuits may have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.
     In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we are infringing three patents Level 3 allegedly acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint seeks an order permanently enjoining us from conducting our business in a manner that infringes the relevant patents. The parties recently participated in a claim construction hearing before the Court. The Court has not yet ruled on the claim construction issues. Discovery is ongoing, and the Court has set a trial date for October 2008. While we believe that the claims of infringement asserted against us by Level 3 in the present litigation are without merit and intend to vigorously defend the action, there can be no assurance that this lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.
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
     From time to time, we also may become involved in additional legal proceedings arising in the ordinary course of our business.
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
Risks Related to Our Business
A jury has determined that we are infringing a competitor’s patent, and an injunction may be entered against us that could force us to cease providing certain of our CDN services.
     In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we have recorded in 2007. An additional provision of approximately $6.7 million and $13.9 million, respectively, for potential additional infringement damages and interest was recorded during the three and six month periods ended June 30, 2008. Additional accruals for future periods are expected. On July 1, 2008, the Court denied Limelight’s Motions for Judgment as a Matter of Law, Obviousness, and a New Trial. The Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding Limelight’s equitable defenses and has scheduled a status conference for July 29, 2008. A final judgment has not yet been entered. We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously; however, we cannot assure you that this lawsuit ultimately will be resolved in our favor. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver traffic using certain methods, which could impact the viability of our business. These adverse outcomes, in turn, could harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in this case, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business. This lawsuit and other ongoing legal proceedings are described under “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q.
We may need to defend our intellectual property and processes against patent or copyright infringement claims, which would cause us to incur substantial costs and threaten our ability to do business.
     Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. For example, in June 2006, we were sued by Akamai and MIT alleging we infringed patents licensed to Akamai, and in February 2008 a jury returned a verdict in this case, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we have recorded in 2007. An additional provision of approximately $6.7 million and $13.9 million, respectively, for potential additional infringement damages and interest was recorded during the three and six month periods ended June 30, 2008 and additional accruals for future periods are expected. Although a final judgment has not yet been entered, an adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver traffic using certain methods, which could impact the viability of our business. In addition, in December 2007, Level 3 Communications, or Level 3, filed a lawsuit against us alleging that we are infringing three patents Level 3 allegedly acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint seeks an order permanently enjoining us from conducting our business in a manner that infringes the relevant patents. Further, in April 2008, Two-Way Media LLC, or TWM, filed a lawsuit against us and several other defendants alleging that we are infringing four patents owned by TWM. TWM is seeking monetary damages and injunctive relief. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. See “Legal Proceeding” in Part II, Item 1 of this quarterly report on Form 10-Q. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:
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
     Our company has only been in existence since 2001. A significant amount of our growth, in terms of employees, operations and revenue, has occurred since 2004. For example, our revenue has grown from $5.0 million in 2003 to $65.2 million in 2006 and to $103.1 million in 2007. For the six-month period ended June 30, 2008 our revenue was $60.5 million. As a consequence, we have a limited operating history which makes it difficult to evaluate our business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this quarterly report on Form 10-Q. If we do not address these risks successfully, our business will be harmed.
If we fail to manage future growth effectively, we may not be able to market and sell our services successfully.
     We have recently expanded our operations significantly, increasing our total number of employees from 29 at December 31, 2004 to 250 at June 30, 2008, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include: training new sales personnel to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our content delivery network, or CDN, and administrative infrastructure, systems and processes; addressing new markets; and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.
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
     Our primary competitors include content delivery service providers such as Akamai and Level 3. Also, as a result of the growth of the content delivery market, a number of companies are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Given the relative ease by which customers typically can switch among CDN providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
We may lose customers if they elect to develop content delivery solutions internally.
     Our customers and potential customers may decide to develop their own content delivery solutions rather than outsource these solutions to CDN services providers like us. This is particularly true as our customers increase their operations and begin expending greater resources on delivering their content using third-party solutions. For example, in 2006, one customer within our top 10 customers, MySpace.com, which was contracted through a reseller of our services, CDN Consulting, accounted for approximately 21% of our total revenue for that period. At the end of 2006, MySpace became a direct customer of ours. During 2007, sales to the MySpace.com decreased to approximately 3% of our total revenue. For the year ended December 31, 2007, sales to the reseller CDN Consulting were less than 1% of revenue after this change. For the six-month period ended June 30, 2008, revenue from MySpace.com was approximately 2% of our total revenue and revenue from CDN Consulting was less than 1% of our total revenue. If we fail to offer CDN services that are competitive to in-sourced solutions, we may lose additional customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.
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
     Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2006 we invested $40.6 million in capital expenditures and $22.7 million in capital expenditures during 2007, primarily for computer equipment associated with the build-out and expansion of our CDN. For the six-month period ended June 30, 2008, we invested $6.7 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.
     In addition, during 2008 and beyond, we expect to increase our expenses, in absolute dollars, in substantially all areas of our business, including sales and marketing, general and administrative, and research and development. During 2008 and 2009, as we further expand our CDN, and we begin to refresh our network equipment, we also expect our capital expenditures to be generally consistent with the high level of expenditures we made in this area in 2006 and 2007. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:
•	failure to increase sales of our core services;

•	significant increases in bandwidth and rack space costs or reduction of the amount and number of peering relationships or other operating expenses ;

•	inability to maintain our prices relative to our costs;

•	failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than our increase in new customers or our sales to existing customers;

•	failure to increase sales of our services to current customers as a result of their ability to reduce their monthly usage of our services to their minimum monthly contractual commitment;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.
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
     During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2007, sales to our top 10 customers, in terms of revenue, accounted for approximately 45% of our total revenue. For the six month period ended June 30, 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 41% of our total revenue. During 2007 one of these top 10 customers, Microsoft, represented approximately 12% of our total revenue for that period. For the six-month period ended June 30, 2008, one of these top 10 customers, Microsoft, represented approximately 16% of our total revenue for that period. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

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
     Our adoption of SFAS 123R in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006 and 2007; and for the six-month period ended June 30, 2008; partially due to an increase in our share-based compensation expense, which increased from $0.1 million in 2005 to $9.2 million in 2006 and further increased to $18.9 million in 2007. For the six month period ended June 30, 2008 our share-based compensation expense was $8.2 million. This significant increase in share-based compensation expense reflects an increase in the level of option and restricted stock grants coupled with a significant increase in the fair market value per share at the date of grant. Our unrecognized share-based compensation expense totaled $48.2 million at June 30, 2008, of which we expect to amortize $8.9 million during the remainder of 2008, $17.9 million in 2009 and the remainder thereafter based upon the scheduled vesting of the options outstanding at that time. We further expect our share-based compensation expense to increase in 2008 and potentially to increase thereafter as we grant additional options or restricted stock awards. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. In December 2007 we were sued by Level 3 Communications alleging infringement of certain patents; and in April 2008 we were sued by Two Way Media also alleging infringement of certain patents. We have incurred, and will continue to incur, significant costs associated with litigation. These costs were $6.8 million and $3.2 million in 2007 and 2006, respectively. For the six month period ended June 30, 2008 we incurred $8.0 million in litigation costs. We expect these costs to remain significant during the remainder of 2008.
We generate our revenue almost entirely from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.
     While we offer our customers a number of services associated with our CDN, we generated nearly 100% of our revenue in 2007 and for the six months ended June 30, 2008, from charging our customers for the content delivered on their behalf through our CDN. As we do not currently have other meaningful sources of revenue, we are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third-party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.
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
     Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in approximately 66 third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.
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
     Our CDN services are highly complex and are designed to be deployed in and across numerous large and complex networks. Our network infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our products and services, the more resources we will need to invest in additional infrastructure and support. Further, we have made significant investment in designing and implementing changes to our CDN architecture in order to implement our CDN services in a manner we believe do not infringe the claims of Akamai’s ‘703 patent as alleged in the February 2008 trial. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our CDN architecture and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our CDN. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead us to lose current and potential customers. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.
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

Our business depends on continued and unimpeded access to and peering with third-party controlled end-user access networks.
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
     In addition, the performance and cost competitiveness of our infrastructure depends in part on the direct connection of our CDN to a large number of end-user access networks, known as peering, which we achieve through mutually beneficial cooperation with these networks. If in the future a significant percentage of these network operators elected to no longer peer with our CDN, the performance of our infrastructure could be diminished, our costs could rise significantly and our business could suffer.
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
     Four members of our senior management team, our President and Chief Executive Officer, Jeffrey W. Lunsford, our Chief Financial Officer, Matthew Hale, our Senior Vice President of Worldwide Sales, Marketing and Services, David M. Hatfield, and our Senior Vice President and Chief Legal Officer, Philip C. Maynard, have been hired since November 2006. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. In July 2008 we announced that Mr. Hale will be leaving the Company by December 31, 2008. We have engaged an executive recruiting firm to assist us with finding a successor.
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
     As a newly public company we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, we will be required to file a report by our independent registered public accounting firm addressing these assessments beginning with our Annual Report on Form 10-K for the year ended December 31, 2008. Both we and our independent auditors will be testing our internal controls in anticipation of being subject to Section 404 requirements and, as part of that documentation and testing, may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price.
We face risks associated with international operations that could harm our business.
     We have operations and personnel in the United States, Japan and the United Kingdom, and we currently maintain network equipment in Australia, Canada, France, Germany, Hong Kong, Singapore, Ireland, Japan, Sweden, the Netherlands and the United Kingdom. As part of our growth strategy, we intend to expand our sales and support organizations internationally, as well as to further expand our international network infrastructure. We have limited experience in providing our services internationally and such expansion could require us to make significant expenditures, including the hiring of local employees, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention.
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
     We may need to obtain additional funding due to a number of factors beyond our control, including a shortfall in revenue, increased expenses, final adverse judgments in litigation matters, increase investment in capital equipment or the acquisition of significant businesses or technologies. We believe that our cash, plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 12 months. However, we may need funding before such time. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely. Further, the availability of our current cash will be adversely affected if we are required to provide security for the recent jury verdict in the Akamai trial in connection with an appeal or a stay of injunction, should an appeal of a final judgment in favor of Akamai be required or an injunction and stay thereof be issued.
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
     We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 121 at December 31, 2007. As of June 30, 2008, we had 120 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.
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
     A putative class action lawsuit has been filed against us, certain of our officers and directors, and the lead underwriters of our recent initial public offering, alleging, among other things, securities laws violations. While we intend to vigorously contest this lawsuit and any similar lawsuits filed against us in the future, we cannot determine the outcome or resolution of these claims or when they might be resolved. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows may be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter. On August 8, 2008, the court granted our motion to dismiss, dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933 as amended (the “Act”) with prejudice and granting plaintiffs leave to amend the claims under Sections 11 and 15 of the Act.
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
     As of June 30, 2008, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 57% of our outstanding common stock, including approximately 36% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
     In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for capital expenditures, working capital and other general corporate purposes. For the six month period ended June 30, 2008, we made capital expenditures of $8.1 million and expect total expenditures for the full year 2008 to be between $17.0 million and $19.0 million. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. However, we do not have agreements or commitments for any specific acquisitions at this time. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation, including the Akamai patent litigation, a portion of the net proceeds may be used to satisfy a final damages judgment, if any.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
     Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 12, 2008, we held our 2008 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes specified below:
     1. Walter D. Amaral, Jeffrey W. Lunsford, and Peter J. Perrone were elected to serve as directors of Limelight Networks, Inc. until the 2011 annual meeting or until their successors are duly elected and qualified or their earlier resignation or removal. With respect to Mr. Amaral, 76,234,269 shares of common stock were voted in favor of his election, and 386,891 shares of common stock were withheld. With respect to Mr. Lunsford, 76,042,207 shares of common stock were voted in favor of his election, and 578,953 shares were withheld. With respect to Mr. Perrone 75,510,965 shares of common stock were voted in favor of his election, and 1,110,195 shares of common stock were withheld. There were no abstentions or broker non-votes. The terms of Messrs. Gleberman, Harman, Lindroth, Peterschmidt and Raciborski continued after the meeting.
     2. The ratification of Ernst & Young LLP as our independent public accountants for the year ended December 31, 2008 was approved. The votes were cast as follows: 76,471,810 shares of common stock were voted for the ratification, 136,703 shares of common stock were voted against the ratification, and 12,646 shares of common stock abstained from the vote. There were no broker non-votes.
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.02	Amended Restated Certificate of Incorporation of Limelight Networks, Inc.	S-1	333-141516	3.2	5/21/07

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

10.10.01	Amendments to Bandwidth/Capacity Agreement between Limelight Networks, Inc. and Global Crossing Bandwidth, Inc., dated August 29, 2001.†					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-Q and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: August 14, 2008	By:	/s/ Matthew Hale Matthew Hale
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.02	Amended Restated Certificate of Incorporation of Limelight Networks, Inc.	S-1	333-141516	3.2	5/21/07

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

10.10.01	Amendments to Bandwidth/Capacity Agreement between Limelight Networks, Inc. and Global Crossing Bandwidth, Inc., dated August 29, 2001.†					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-Q and have been filed separately with the Securities and Exchange Commission.