Form 10-K
period 2008-12-31
Limelight Networks, Inc.
filed 2009-03-13
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 001-33508

Limelight Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1677033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2220 W. 14th Street

Tempe, AZ 85281

(Address of principal executive offices, including Zip Code)

(602) 850-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $134.9 million based on the last reported sale price of the common stock on the Nasdaq National Market on June 30, 2008.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 10, 2009: 83,595,678 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

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

Overview

Limelight Networks, Inc. (“Limelight”) is a provider of high-performance content delivery network services. We deliver content for traditional and emerging media companies, or content providers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries as well as enterprises and government entities doing business online. Using Limelight’s content delivery network, or CDN, content providers are able to provide their end-users with a high-quality media experience for rich media content including video, music, games, software and social media. As consumer demands for media content over the Internet have increased, and as enabling technologies such as broadband access to the Internet have proliferated, consumption of rich media content has become increasingly important to Internet end-users and therefore to the content providers that serve them. We developed our services and architected our network specifically to meet the unique demands content providers face in delivering rich media content to large audiences of demanding Internet end-users. Our comprehensive solution delivers content providers a high-quality, highly scalable, highly reliable offering. We primarily derive revenue from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain the majority of our base of recurring revenue contracts and build on that base by adding new customers and increasing the number of services and amount of capacity our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of scale, service quality, platform capability, and price.

We were formed as an Arizona limited liability company, Limelight Networks, LLC, in June 2001 and converted into a Delaware corporation, Limelight Networks, Inc., in August 2003. Our principal executive offices are located at 2220 W. 14th Street, Tempe, Arizona 85281 and 6119 La Granada, Rancho Santa Fe, CA 92067, and our main telephone number is (602) 850-5000. Our website address is www.limelightnetworks.com. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of December 31, 2008, we had in excess of 1,330 active customers and had a presence in 49 countries throughout the world.

In 2008, we provided content delivery services for some of the largest live and on-demand events that have ever been transmitted over the Internet, including Oprah Winfrey’s 10-part interactive book club series in February and March; the US Open golf tournament; the online debut of Disney’s Camp Rock movie; Microsoft and NBC’s online coverage of the Beijing Olympic Summer Games; and the Presidential Election Results. In October, we hosted our second-annual Digital Media Innovation Forum, a two-day industry event focused on bringing together the companies that make up the content delivery ecosystem.

During the year we established new relationships with more than 600 companies, including BT, Blue Cross, CheckPoint, Citadel, CNET Networks, Harpo Productions, Hobart Corporation, Metropole Television Group, Nissan Motors of Japan, Nintendo of Japan, Sonic, Sun Microsystems, Textron, and Unisys, amongst others.

We announced the continued expansion of our network capacity to over two-terabits per second, marking the beginning of the era of Internet content delivery to ‘broadcast quantity’ audiences. We also announced support for Adobe Flash Media Server version 3.0, as well as Microsoft Silverlight 2.0. We also announced new additions to our executive leadership team and our Board of Directors.

We continued to execute on our plan of operational readiness and growth, as we expanded our internal management systems.

We are currently party to two separate lawsuits alleging aspects of our CDN infringe upon third-party patent rights. In one matter, Akamai Technologies, Inc. v. Limelight Networks, Inc., a jury returned a verdict in February 2008 against us finding we infringed four claims of one patent at issue in that lawsuit, and awarded damages of approximately $45.5 million plus pre-judgment interest estimated to be $2.6 million. An additional provision of approximately $17.5 million for potential additional infringement damages and interest was recorded during the year ended December 31, 2008. On July 1, 2008, the Court denied our Motions for Judgment as a Matter of Law, Obviousness, and a New Trial. The Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding our equitable defenses. In November, 2008, a bench trial was conducted regarding our equitable defenses. The Court’s rulings regarding our equitable defenses and also a renewed motion for judgment as a matter of law are pending, and a final judgment has not yet been entered. We continue to believe that the claims of infringement asserted against us by Akamai and its co-plaintiff, the Massachusetts Institute of Technology, or MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously. Regardless of the outcome on the pending issues, it is likely that appeals by Akamai, us or both will follow.

In December 2007, Level 3 Communications, LLC (Level 3) filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging we infringe three patents owned by it. On January 23, 2009, in Federal Court for the Eastern District of Virginia, a jury returned a favorable verdict finding that we did not infringe the Level 3 patents.

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in U.S. District Court for the District of Arizona. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008 Plaintiffs filed a notice of appeal, and appellate briefs were filed by both parties in January and February 2009. We believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and we intend to contest the lawsuit vigorously. This lawsuit and other ongoing legal proceedings are described under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K.

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

Consumption and Distribution of Content Expanding

Multiple forces have created, and continue to drive, a substantial unmet need to rapidly and efficiently deliver broadcast-quality rich media and web applications over the Internet. These forces include the following:

•

Proliferation of broadband Internet connections. According to a 2009 Frost and Sullivan Report (Worldwide Video Content Delivery Networks Market), over 600 million consumers will have high-speed wired broadband access in 2009, with that number expected to increase to over 1 billion wired broadband connections by 2012. This means that more consumers will have access to even faster Internet connections than ever before. This proliferation of broadband Internet connections and increased broadband speeds provides an increasing number of users with the capability to access rich media content efficiently.

•

Consumption of media via Internet-connected devices is rivaling consumption via other media channels. The proliferation of broadband Internet has fundamentally changed the way that consumers access and interact with media content. TNS Research found in a survey of consumers living in 16 countries that people spent approximately 30% of their leisure time online (Digital World, Digital Life, November 2008), and that over 50% of the global online audience now watches online video. This use of the web only increases in younger generations; a February 2009 Starz Entertainment survey found that 78% of 12-to-17-year-olds watch online video every week. Finally, comScore reported that in December 2008, U.S. Internet users viewed a record 14.3 billion online videos during the month.

•

Consumers increasingly desire on-demand access to a broad range of personalized content. Through technologies like Internet search, personal digital video recorders, video-on-demand and social media platforms, consumers are increasingly accustomed to immediate, on-demand access to content and information, including videos, music and photos provided by media outlets, retailers, or even by users themselves. For example, according to eMarketer the number of individuals who watched retail videos in order to make a purchase decision grew by 40% in 2008 (Video Usage in E-commerce, January 2009).

•

Proliferation of Internet-connected devices. The proliferation of devices that are capable of connecting to the Internet, such as MP3 players, mobile phones, Blu-ray players, netbooks , and videogame consoles, has given users even more control and flexibility over how and where they access and use media content from the Internet.

•	Growth of usage of outsourced infrastructure. Enterprises are looking to decrease infrastructure expenditures by moving to a “cloud-based” model where application delivery and storage are available on-demand and paid for on an as-needed basis. Gartner reports that 20% of enterprises with fewer than 10,000 employees consider outsourced infrastructure their top priority in 2009 (IT Infrastructure Utility, Worldwide, July 2008).

Content providers and more recently traditional enterprise companies have recognized this evolving shift in consumer behavior and the consumption of online content. Television, music, radio, newspaper, magazine, movie, videogame, software and other traditional and emerging media companies all have or are developing large libraries of rich media and video content. The broad reach provided by the Internet allows these companies to distribute their content through content aggregators or directly to consumers. The Internet also enables content providers to offer their entire content libraries to consumers. As a result, content providers are able to monetize a much larger portion of their media content libraries than has been possible under offline, non-Internet modes of distribution. Additionally, enterprises, e-commerce businesses, and governmental agencies are creating rich-media web applications for customer-relationship services such as product information, training and support. They are also leveraging the always-available attributes of the Internet to make critical business applications, processes, and data instantly and securely available to their employees.

Alternatives for Delivering Content over the Internet

Companies looking to deliver content to users via the Internet have two primary alternatives: deliver content using basic Internet connectivity, in some cases with significant investment in additional infrastructure, or utilize a CDN.

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

Content Delivery via Content Delivery Networks

A CDN offloads the delivery of content from a media provider’s central website infrastructure to the CDN’s service delivery infrastructure. In general, the infrastructure of a CDN is composed of hundreds or thousands of servers distributed at various points around the Internet, linked together by software that manages the storage and delivery of media content objects to end-users. Deploying content objects in numerous, distributed locations can reduce the network distance between users and the media content they seek, reducing the potential for performance-inhibiting network congestion. The architecture of early CDNs reflected the importance and prevalence, at the time, of web page objects such as photos and graphics. Early CDNs typically deployed small server clusters in a large number of locations, relied on the public Internet to connect the clusters, and stored only the most popular content objects in their local caches, which are the repositories where frequently accessed data are stored for rapid access. Because each server cluster was small, with few servers available for the storage and delivery of content, and with rarely more than a single network connection, some early CDNs employed optimization algorithms in an effort to effectively manage and allocate these relatively scarce resources.

When a requested content object is unavailable on the server cluster, a cache miss, which is a failed attempt to acquire a requested content object in a local cache, occurs. To handle a cache miss, early CDNs would access the missing object over the Internet from the content provider’s servers. A cache miss, and the time required to obtain the missing object over the Internet, degrades the end-user’s experience and increases the computing resource cost of servicing the end-user’s request. As the consumption of large libraries of rich media has grown, the requirement to cache a sufficient number of media objects to guarantee a high-quality end-user experience at an efficient price has grown with it.

The New Requirements for Delivering Content

We believe the unique characteristics of content delivery and the rapid growth of online content consumption have created a new set of technical, management and economic requirements for businesses seeking to deliver rich media content. These requirements include the following:

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

•

Delivering expansive libraries of content. Consumers, particularly those who are accustomed to broadband-enabled Internet services such as high-quality television and radio, increasingly demand the ability to consume any form of media content online. To meet this demand, traditional media companies are moving their enormous libraries of content, such as television shows and movies, online. At the same time, emerging content businesses, such as user-generated content companies, are creating expansive libraries of rich media. Users expect a consistent media experience across every title in these large libraries, for each title regardless of its popularity, each time it is viewed.

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

•

Reliability. Throughout the path data must traverse to reach a user, problems with the underlying infrastructure supporting the Internet can occur. For instance, servers can crash, or network connections can fail. Avoiding these problems is important to content providers because network, datacenter, or service provider outages can mean frustrated users, lost audiences and missed revenue opportunities.

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

expenditures required to build and maintain large server clusters, peak period capacity, extensive Internet backbone networks and multiple connections to global broadband access networks is simply not practical for most companies. As users increasingly demand access to large files and media streams, the infrastructure costs associated with providing this content rise accordingly.

The capital, expertise, and other managerial effort necessary to meet these requirements can be challenging. As demand for the delivery of rich media content increases, these challenges will become increasingly difficult to meet. We believe, therefore, that there is a significant opportunity for outsourced Internet content delivery services.

The Limelight Networks Solution for Content Delivery

We are a provider of high-performance content delivery network services. We deliver content for traditional and emerging media companies, or content providers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame and software industries; online businesses operating e-commerce storefronts; and corporate or enterprise businesses that operate a web site. We designed our delivery solution to handle the demanding requirements of delivering rich media content over the Internet. Our solution enables content providers and aggregators to provide their end-users with high-quality experiences across multiple media types, library sizes, or audience sizes, without expending the capital and developing the expertise needed to build out and manage their own networks.

In designing and building our content delivery network, we built and deployed a globally-distributed network of thousands of servers specially configured for the delivery of rich media content with the following design advantages:

Densely Configured, High-Capacity Architecture. Our network infrastructure consists of dense clusters of specially configured servers organized into large, multi-tiered, logical CDN locations. The extensive storage capacity of these logical CDN locations leads to fewer misses to our network of servers than we believe would occur in an early CDN architecture and provides maximum scalability and responsiveness to surges in end-user demand.

Many Connections to Other Networks. Our logical CDN locations are directly connected to hundreds of user access networks, which are computer networks connected to end-users. In addition, for dedicated connectivity between our logical CDN locations, we operate our own private optical backbone and metro area networks. Lastly, our infrastructure has multiple connections to the Internet. In combination, these connections enable us to frequently bypass the often-congested public Internet, improving the speed of content delivery.

Intelligent Software to Manage the Network. We have developed proprietary software that manages our content delivery system. This software intelligently manages the delivery of content objects, storage and retrieval of customer content libraries, activity logging and information reporting.

Flexibility to Meet Varying Customer Demands. We support both download and streaming deliveries, and do so across what we believe is one of the broadest range of formats in our industry, including Adobe Flash, Microsoft Silverlight, Move Networks, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media.

All of the elements of our network work seamlessly together. Content providers either upload content directly to us or store it on their own web servers. Upon request from an end-user, we distribute that content to one or more massive storage server clusters which feed hundreds of specially configured servers at each content delivery location around the world. The content is then delivered directly to end-users through our relationships with over 900 broadband Internet service providers, or over the public Internet if appropriate. Our customers compensate us for this service by paying us on a per-gigabyte basis, or on a variable basis based on peak delivery rate for a fixed period of time, as our services are used.

Key Benefits of the Limelight Networks Solution

Our content delivery network architecture and service offering were designed and built to meet the demands of rich media content delivery. We are able to deliver the following customer benefits:

High Quality User Experience

We enable content providers to bypass much of the congestion typically experienced in the busy public Internet and deliver rich media content directly to their audiences. This allows our customers to deliver engaging and reliable experiences to end-users around the world. We accomplish this by delivering content from globally distributed servers that are directly connected to over 900 broadband access networks — the networks that users connect with to reach the Internet. Tying it all together is a high-speed, dedicated global optical network that interconnects our thousands of servers and provides just-in-time delivery of any part of a customer’s library.

High Scalability Across the Four Dimensions of Delivery

At the technology level, our success is predicated on a high-speed, highly scalable global network that has been designed to address four dimensions of delivery — object size, library size, audience size and object popularity. For each dimension, our supporting technology takes an innovative approach:

•	Object size. Our network was designed with extensive storage capacity and substantial computing power to handle the demands of delivering massive media files to users around the world.

•	Library size. Our regional content delivery centers use multi-tiered cache architecture to store large content libraries for immediate access.

•	Audience size. The current global delivery capability of our network exceeds 2 terabits per second, enabling us to respond instantly to surges in end-user demand from large global audiences.

•	Object popularity. Our CDN ensures that every object in a content library — whether the most popular title or the least popular — will be consistently available to users, on demand.

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

Comprehensive Solution

Enabled by a broad range of innovative products and services, customers can reach their audiences in two ways: via streaming delivery, which allows the simultaneous delivery and viewing of rich media such as live events and on-demand content; and via object delivery, for distributing such content as high-quality video and music, games, social media and software downloads. We can also create customized, private CDNs to meet the specific needs of highly customized content delivery requirements, including enabling Software as a Service (SaaS) businesses, public sector entities and corporate organizations for which security and privacy are paramount. We support a broad variety of formats including Adobe Flash, Microsoft Silverlight, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media. In addition, our value-added services include a web-based customer portal that provides management information reports and a download manager that simplifies the downloading process for the end user. We can begin delivery services for a new customer within days of a customer placing an order.

Low Capital Investment

Our customers can take advantage of our robust network to handle their rich media content delivery needs without having to invest in expensive equipment, software licenses, and operational expertise or support and maintenance costs. Customers benefit from the lower cost associated with the delivery of content using our infrastructure and the expertise we have acquired from serving our customers. Our customers pay for the traffic we deliver for them, and they have the flexibility to purchase additional delivery capacity at any time to support their changing business needs.

Services

Our services are purpose-built for the delivery of digital media to large, global audiences. Our primary services are the following:

•	LimelightDELIVER — HTTP distribution of large and small digital objects to global audiences;

•	LimelightSTREAM — Fast, reliable and scalable live and on-demand streaming delivery;

•

LimelightPS — Professional services to help customers determine content distribution strategies, network architecture design, content storage infrastructure, live event execution, and best practices spanning the design, deployment and management of on-line web infrastructure.

•	LimelightSUPPORT — Expert, on-demand engineering resources that keep customers on-line initiatives a top priority

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

The following are additional options for customers of our LimelightDELIVER and LimelightSTREAM services:

Advanced reporting and control

A flexible customer portal called the LimelightEXCHANGE provides detailed information to help customers analyze their operations. A robust set of reports allow customers to monitor various aspects of their streaming or content delivery, such as object-level details, bandwidth and storage utilization, most requested content, and minutes listened or watched on each stream. Customers can request raw logs every 24 hours or live logs every 15 minutes, both of which are delivered in industry-standard format. For LimelightDELIVER, the portal provides download receipts which allow customers to receive and parse data about each file transaction, including details such as date, time, total bytes delivered, download time, and client IP address.

LimelightEXCHANGE also enables customers to control how we publish and present their content. For example, to maintain content freshness or for managing exceptions, the Purge Utility allows authorized individuals to delete content cached across our CDN. Multi-user access and permission controls give customers the ability to limit access to reporting only, or to reporting and control functions.

LimelightHD

LimelightHD is an extension to our LimelightSTREAM and LimelightDELIVER services that enables customers to efficiently delivery high-definition content to end users. The service includes a programming interface that verifies if an end-user has sufficient bandwidth available to receive HD content, and, if so, delivers a high-quality stream. The service also tracks the delivery of HD content separately from standard-definition content.

MediaVault

We offer a highly scalable security option that protects customers’ content from unauthorized access. With MediaVault, customers can associate a protected URL for each user and/or each request as part of the download URL. This allows customers to provide authorized users access to content without having to modify the content itself for each user. It also helps to prevent abuse from spiders, bots, and deep linking. Additional MediaVault controls include settings for start and stop dates/times for time-sensitive content and the ability to limit access for Windows Media streams to a block of IP addresses.

FLV Seek

FLV Seek provides customers using LimelightDELIVER with more flexibility in how their end-users can play Flash Video files. For example, if an end-user wants to skip the first half of the video and start at the halfway point, only the second half of the file will be downloaded — providing faster access to desired content and reducing the size of the download.

Headers

In customer-origin configurations, the Headers feature enables customers to set business rules for how long their files remain in cache on our CDN, especially useful for highly volatile content. Since the Header settings are on the customer’s server, the customer is always in control.

Geo Reporting

With the Geo Reporting option, customers can assess traffic at the global, continent or city-by-city levels. Customers may view geographic information in a selection of table and map formats, including color-coded maps that show customers the active spots around the world. Customers may choose to display all geographies at once or only the top 10 locations. Using the LimelightEXCHANGE portal customers can compare locations based on number of requests, bytes sent, and total seconds, or as a percent of total volume. Customers may view the map to see data associated with that location, or click for more detail by country, state, or city. With quick and easy views of traffic data in different geographies, customers are in a position to determine and deliver targeted content and advertising to audiences around the world.

Geo-Compliance

The Geo-Compliance option uses a geo-IP database to match requestors’ IP address with predefined rule sets. This makes it easy to ensure that customers’ content is not accessible outside of a defined geographic area — ideal for managing media licenses with geographic restrictions. For sites where advertising is a primary driver, Geo-Compliance can help a customer constrain its audience to the target geography of the customer’s site’s advertisers.

User-generated content

We make it easy to add user-generated content to customers’ sites — in the customers’ choice of major media formats, including Windows Media, Flash, RealPlayer, QuickTime, and 3GPP. Starting with a customer’s source content, a customer can define its workflow: choose its encoding/transcoding profile, specify one or more target formats, set the bit rate, and specify the destination sites or devices — and the customer’s media is transformed and published automatically. As part of the workflow, a customer can also choose to generate thumbnails, create titles, or add watermarks to video content. Customers can customize the included workflow templates, or build their own.

Managed Infrastructure Services

Through our Professional Services organization, LimelightPS, we can help customers build a custom CDN solution. Typically used in a customized content delivery deployment scenario, the custom CDN solution can include some or all of our standard CDN components, but in a configuration unique to the customer. A typical managed infrastructure solution includes specific servers and related resources dedicated to a particular customer so that custom applications or services may be placed on our network along with the customer’s digital media content.

Complementary Partner Services

As a leader in the industry, we have attracted a list of partners that use our network to enhance their own service offerings. Additionally, these partners offer services that complement our core offerings. These partner services include digital rights management, content management, advertising insertion, content encoding and transcoding, e-commerce and managed hosting.

Technology

We have developed an innovative, network-based on-demand computing platform that enable companies to scale their businesses without having to scale their own data center, network, server footprint, or software operations. This system and technology platform has the following key elements:

Globally-Deployed Servers

•

We have built and deployed a globally distributed network of more than 10,000 servers specially configured for the delivery of rich media content at 70 points of presence, or POPs, in 25 logical CDN locations, or a group of POPs, in the U.S., Europe and Asia. Distributing servers around the world can eliminate much of the Internet congestion and inconsistent network performance that would otherwise affect the delivery of content. This reduces or eliminates the visible symptoms of poor Internet performance, including slow start times and stopping or skipping during playback. We currently have POPs in the United States, Australia, Canada, France, Germany, Hong Kong, Singapore, Ireland, Japan, Sweden, the Netherlands, Italy and Spain.

Densely-Configured, High-Capacity Architecture

•

Our architecture consists of dense clusters of specially-configured edge servers and storage servers deployed at each POP. A logical CDN location is typically provisioned with hundreds of edge servers, which store our customers’ most popular content files. A logical CDN location also contains one or more intermediate storage systems, which act as large, deep file caches and store less frequently requested content files. When an edge server in the logical CDN location needs a file that it does not have, it can often retrieve that object from the intermediate storage system, rather than from a customer’s website servers or from another location in our system. These retrievals from intermediate storage systems are very fast, because they occur across a local area or metro area Ethernet network, rather than across our backbone or across the public Internet. This architecture enables us to maximize the amount of content stored at each CDN location without requiring that we store every content file on every edge server.

•

We have configured each of our CDN locations to connect with hundreds of last mile networks. They are also equipped with the capacity to support additional network connections as needed. This design allows us to provide maximum scalability and responsiveness as end-user demand increases. In addition, any server within a CDN location can send and receive data via any network at that location. This “any-to-any” capability allows us to use our network connections to the greatest extent possible, without having to simultaneously optimize servers and networks, as some CDNs do. Each of our edge servers has access to whichever locally attached network is best for each delivery.

Connectivity

•

In aggregate, our logical CDN locations are directly connected to over 900 broadband Internet access networks around the world. Whenever possible, we use these interconnections to place content objects directly on users’ access networks, which means those users’ requested files reach them without ever traversing the public Internet. More than 80% of our total content delivery volume is delivered in this fashion.

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

•

Our CDN locations in the United States and Europe are connected together via a dedicated optical backbone, which we operate, that includes redundant connections with capacities up to 40 gigabits per second to nearly all locations. Our logical CDN locations in Asia are connected to our U.S./Europe network via managed circuits. By connecting all of our locations with a network infrastructure that we operate and on which we manage the traffic flows (rather than relying on the often-congested public Internet), we are able to rapidly move objects around our network when needed to service user requests. Also, using our own network, rather than relying on the public Internet, means that the stream our edge server acquires will be as high-quality as the stream we receive from our customer.

Intelligence

•	We have developed proprietary software that manages our content delivery system. This software consists of several components:

•	Edge server software for managing download and streaming delivery of content objects;

•	Software for assigning resources within our infrastructure and for systematically improving our infrastructure over time as our customers and infrastructure components change;

•	Intermediate cache server systems and software for storing customer content libraries; and

•	Customer portal and customer reporting software.

Flexibility

•

Using our proprietary edge server software, we handle both download and streaming deliveries across what we believe is one of the broadest ranges of formats in our industry, including Adobe Flash, Microsoft Silverlight, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media.

Business Segments and Geographic Information

We operate in one business segment: providing content delivery network services. We operate in three geographic areas — the United States, Europe and Asia Pacific. For the years ended December 31, 2008, 2007 and 2006, approximately 16%, 13% and 8%, respectively, of our total revenue was derived from our operations outside the United States. For the years ended December 31, 2007 and 2006 nearly all of our international revenue was derived from operations in Europe. For the year ended December 31, 2008 we derived approximately 75% of our international revenue from Europe and approximately 25% of our international revenue from Asia Pacific, respectively. No single country outside of the United States accounted for 10% or more of our revenues in any of such years. For more segment and geographic information, including revenue from customers, a measure of profit or loss and total assets for each of the last three fiscal years, see our consolidated financial statements included in this annual report on Form 10-K, including Note 19 thereto.

Sales, Service and Marketing

Our sales and service professionals are located in 4 offices in the United States with additional locations in Europe and Asia. We sell our services directly through our telesales and field sales forces. We also have customers who incorporate our services into their offerings and function as resellers, as well as other distribution partners. We target media, high tech, software, gaming, enterprise and government agencies and other providers of online media content through our:

•	Telesales force. Our telesales force is responsible for managing direct sales opportunities within the small and mid-market within North America.

•	Field sales force. Our field sales force is responsible for managing direct sales opportunities in major accounts in North America, Europe and the Asia Pacific region.

•	Distribution partners. We have certain customers who incorporate our services into their offerings, and we also maintain relationships with a number of resellers and distribution partners.

Our sales and service organization includes employees in telesales and field sales, professional services, account management and solution engineering. As of December 31, 2008, we had approximately 131 employees in our sales and support organization. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train and retain sufficient sales, technical and global services personnel, and how well we establish and maintain our strategic alliances. We believe that the complexity of our services will continue to require a number of highly trained global sales and services personnel.

To support our sales efforts and promote the Limelight brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, on-line advertisements, participation at trade shows, strategic alliances and on-going customer communication programs. As of December 31, 2008, we had 9 employees in our global marketing organization, which is a component of our sales and support organization.

Customers

Our core set of customers are media, software, web 2.0, enterprises and government agencies and other providers of online media content. As of December 31, 2008, we had in excess of 1,330 active customers worldwide, including many top names in the fields of video, digital music, new media, games, rich media applications and software delivery. In 2008, some of our most notable customers include ABC Radio, Amazon, Blue Cross, Deutche Bank, Electronic Arts, Facebook, Microsoft, MySpace.com, Netflix, Nintendo Wii, Nissan, Oracle, Sony Playstation, Sun Microsystems, Textron Corporation, Toyota of Japan, University of Virginia, and Valve Corporation.

One customer, Microsoft, accounted for more than 10% of our revenue for the years ended December 31, 2008 and 2007. For the year ended December 31, 2006, we had one customer, CDN Consulting, which acted as a reseller of our services primarily to MySpace.com, who accounted for more than 10% of our revenue. During the first quarter of 2008 one large traffic customer shut down its site, and customers do, from time to time, shut down sites. Also, from time to time we discontinue service to customers for non-payment of services. Although we did not receive continuing revenue from these former customers, these changes allowed us to recoup network capacity to help meet future growth needs.

Competition

The content delivery network market is highly competitive and is characterized by constantly declining unit prices that are offset by unit volume growth and multiple types of vendors offering varying combinations of computing and bandwidth services to content providers. A few of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances, and substantially greater financial, technical and marketing resources than we do. Our primary competitors include content delivery service providers such as Akamai, Level 3 Communications, CD Networks, Internap Network Services Corporation, which acquired VitalStream and other large telecommunications companies. Also, as a result of the growth of the content delivery market, a number of companies are entering or attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Internationally, we compete with local content delivery service providers, many of which are very well positioned within their local markets.

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

While a few of our current competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do, we believe that we compete favorably on the basis of these factors discussed above, taken as a whole. In particular, we believe that our core focus on solving the unique challenges associated with the delivery of massive media files has made our service offerings compete strongly in the areas of performance and scalability, which are two of the most critical elements involved in the delivery of content over the Internet.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of the software, hardware and network architecture of our content delivery network system. As of December 31, 2008, we had 29 employees in our research and development group, substantially all of whom were located at our headquarters in Tempe, Arizona. Our engineering efforts support product development across all major types of rich media content, including videos, music, games, software and social media, in various file formats and protocols such as Adobe Flash, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media. We test our system to ensure scalability in times of peak media demand. We use internally-developed and third-party software to monitor and to track the performance of our network in the major Internet consumer markets around the world where we provide services for our customers. Our research and development expenses were approximately $7.4 million in 2008, $5.5 million in 2007 and $3.2 million in 2006, including stock-based compensation expense of approximately $2.4 million in 2008, $2.8 million in 2007 and $1.7 million in 2006. We believe that the investments that we have made in research and development have been effectively utilized. In the future, we anticipate that our research and development expenditures will increase in absolute dollars and increase as a percentage of our revenue.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations and contractual protections.

As of December 31, 2008, we have received 1 patent in the United States and we have 20 patent applications pending. We have 58 pending applications in foreign countries and 2 patent applications filed under the Patent Cooperation Treaty awaiting possible entry into the regional or national phase. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.

We have received 3 trademarks and have 2 pending trademark applications in the United States. Our name, Limelight Networks, has been filed for multiple classes in the United States, Australia, Canada, the European Union, India, Japan, South Korea and Singapore. We have 12 pending trademark applications in foreign countries and 7 non-U.S. trademark applications have issued. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.

We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including physical and electronic security, contractual protections with employees, contractors, customers and partners, and domestic and foreign copyright laws.

Despite our efforts to protect our trade secrets and proprietary rights and other intellectual property rights by following sound business practices, licenses and confidentiality agreements, there is risk that unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Further, expansion of our business with additional employees, locations and legal jurisdictions may create greater risk that our trade secrets and proprietary rights will be harmed. If we fail to effectively protect our intellectual property and other proprietary rights, our business could be harmed.

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

As described under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K, we are currently party to two separate lawsuits alleging aspects of our CDN infringe upon third-party patent rights. In one matter, Akamai Technologies, Inc. v. Limelight Networks, Inc., a jury returned a verdict in February 2008 against us finding we infringed four claims of one patent at issue in that lawsuit, and awarded damages of approximately $45.5 million plus pre-judgment interest estimated to be $2.6 million. An additional provision of approximately $17.5 million for potential additional infringement damages and interest was recorded during the year ended December 31, 2008. In November, 2008, a bench trial was conducted regarding our equitable defenses. The Court’s rulings regarding our equitable defenses and also a renewed motion for judgment as a matter of law are pending, and a final judgment has not yet been entered. We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously. Regardless of the outcome on the pending issues, it is likely that appeals by Akamai, us or both will follow. In December 2007, Level 3 Communications, LLC (Level 3) filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging we infringe three patents owned by it. On January 23, 2009, in Federal Court for the Eastern District of Virginia, a jury returned a verdict finding that we did not infringe on patents held by Level 3. A third lawsuit also alleging patent infringement, filed in April 2008 in the U.S. Federal Court for the Southern District of Texas by Two-Way Media LLC, was settled by us in September, 2008. Please refer to the “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K for more detailed information about these two lawsuits.

As we gain greater visibility and market exposure as a public company, we are likely to face an increased risk of being the subject of intellectual property infringement claims from other third parties.

Employees

As of December 31, 2008, we had 294 employees. Of these employees, 265 are based in the United States, 17 are based in Europe and 12 are based in Asia Pacific. In addition, we have 1 sales and marketing consultant based in Singapore. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting and retaining qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages and positions as of March 1, 2009 are as follows:

Name	Age	Position
Jeffrey W. Lunsford	43	President, Chief Executive Officer and Chairman
Nathan F. Raciborski	41	Co-Founder, Chief Technical Officer and Director
Michael M. Gordon	52	Co-Founder and Chief Strategy Officer
Douglas S. Lindroth	42	Senior Vice President, Chief Financial Officer and Treasurer
David M. Hatfield	40	Senior Vice President of Worldwide Sales, Marketing and Services
Philip C. Maynard	54	Senior Vice President, Chief Legal Officer and Secretary

Jeffrey W. Lunsford has served as our President, Chief Executive Officer and Chairman since November 2006. Prior to joining us, Mr. Lunsford served as Chairman and Chief Executive Officer of WebSideStory, Inc., a provider of real-time data analytics and visualization applications, from April 2003 to November 2006. WebSideStory acquired and assumed the name of Visual Sciences, Inc. in 2006 and was acquired by Omniture, Inc. in 2007. Prior to that, he served as the Chief Executive Officer of TogetherSoft Corporation, a software development company, from September 2002 to February 2003, and as the Senior Vice President of Corporate Development of S1 Corporation, a provider of customer interaction software for financial and payment services, from March 1996 to August 2002. He also currently serves on the board of directors of Midtown Bank and Trust Company and Engine Yard, Inc. Mr. Lunsford received a B.S. in Information and Computer Sciences from the Georgia Institute of Technology.

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

Douglas S. Lindroth has served as our Senior Vice President and Chief Financial Officer since October 2008 and Treasurer since January 2009. Prior to joining us, Mr. Lindroth served as a member of our board of directors since February 2008. Mr. Lindroth has also served as a General Partner of Bayview Investment Company, a real estate investment company, since November 2005. From April 2006 to May 2007, Mr. Lindroth served as Senior Vice-President and Chief Financial Officer of BakBone Software Incorporated, a developer and distributor of data backup, restoration, disaster recovery, replication and storage reporting software. From 1997 through February 2006, Mr. Lindroth served in various capacities for Memec Group Holdings Limited, a privately held company and a specialty semiconductor distributor, including as its Chief Financial Officer beginning in 2003. Mr. Lindroth currently serves on the board of directors of BakBone Software Incorporated. He is a Certified Public Accountant and received a B.A. in Business Administration from San Diego State University.

David M. Hatfield has served as our Senior Vice President of Worldwide Sales, Marketing and Services since March 2007. Prior to joining us, Mr. Hatfield served as Vice President-General Manager of Professional Services for the Americas at Symantec Corporation from September 2006 to March 2007 and as the Vice President of Sales, Western Area, at Symantec from April 2005 to September 2006. Prior to that, from December 2003 to April 2005, Mr. Hatfield served as Vice President of Sales of VERITAS Software. From October 2001 to October 2003, he served as the Vice President of Worldwide Field Operations at Rearden Commerce, Inc. (formerly Talaris Corporation). Mr. Hatfield also served in a number of senior sales leadership positions at Akamai Technologies, Inc. from September 1999 to October 2001, most recently as the Director of North America Sales. Mr. Hatfield received a B.S. in Political Science from Santa Clara University.

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

In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we recorded in 2007. An additional provision of approximately $17.5 million, for potential additional infringement damages and interest was recorded during the year ended December 31, 2008. Although we believe that as of December 31, 2008, we have migrated all CDN services to a non-infringing method, that belief may be challenged by Akamai. Depending upon whether we receive a challenge from Akamai and also upon judicial determinations made in connection with such a challenge, there could be additional charges recorded by us in future periods, in addition to continuing interest on the existing provision amount. A final judgment has not yet been entered. We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously; however, we cannot assure you that this lawsuit ultimately will be resolved in our favor. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. These adverse outcomes, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in this case, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business. This lawsuit and other ongoing legal proceedings are described under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K.

We may need to defend our intellectual property and processes against patent or copyright infringement claims, which would cause us to incur substantial costs and threaten our ability to do business.

Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. For example, in June 2006, we were sued by Akamai and MIT alleging we infringed patents licensed to Akamai, and in February 2008 a jury returned a verdict in this case, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. In addition, in December 2007, Level 3 Communications, or Level 3, filed a lawsuit against us alleging that we are infringing three patents Level 3 allegedly acquired from Savvis Communications Corp. In January 2009, a jury returned a verdict favorable for us finding we did not infringe the Level 3 patents at issue in that trial. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. See “Legal Proceeding” in Part I, Item 3 of this annual report on Form 10-K. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

The expense of defending these lawsuits and other lawsuits to which we may be a party (see discussion in “Legal Proceedings” in Part I, Item 3 of this annual report on Form 10K), particularly fees paid to our lawyers and expert consultants, has been and will continue to be significant and will continue to adversely affect our operating results during the pendency of the lawsuits.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

Our Company has only been in existence since 2001. A significant amount of our growth, in terms of employees, operations and revenue, has occurred since 2004. For example, our revenue has grown from $5.0 million in 2003 to $65.2 million in 2006 to $103.1 million in 2007 and $129.5 million in 2008. As a consequence, we have a limited operating history which makes it difficult to evaluate our business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this annual report on Form 10-K. If we do not address these risks successfully, our business will be harmed.

If we fail to manage future growth effectively, we may not be able to market and sell our services successfully.

We have recently expanded our operations significantly, increasing our total number of employees from 29 at December 31, 2004 to 294 at December 31, 2008, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include: training new sales personnel to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our content delivery network, or CDN, and administrative infrastructure, systems and processes; addressing new markets; and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.

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

We have only operated as a public company since June 2007 and we will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market’s Global Market. These rules impose various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP, (“E&Y”), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. We successfully completed our assessment and obtained E&Y’s attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2008. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and use an international accounting firm to assist us with our assessment of the effectiveness of our internal controls over financial reporting. In future years, if we fail to timely complete this assessment, or if E&Y cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Stock Market’s Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

Our primary competitors include content delivery service providers such as Akamai, Level 3 Communications, AT&T, CDNetworks and Internap Network Services Corporation, which acquired VitalStream. Also, as a result of the growth of the content delivery market, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Given the relative ease by which customers typically can switch among CDN providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.

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

Our customers may not be successful in selling advertising or otherwise monetizing the content we delivery on their behalf and consequently may not be successful in creating a profitable business model. This may result in some of our customers discontinuing their internet or web-based business operations and discontinuing use of our services and products. For example, during the three-month period ended March 31, 2008, a significant customer discontinued it website business and ceased using our CDN services. From time to time we also discontinue service to customers for non-payment of services. We expect further customers may similarly discontinue operations. Further loss of customers may adversely affect our financial results.

Rapidly evolving technologies or new business models could cause demand for our CDN services to decline or could cause these services to become obsolete.

Customers or third parties may develop technological or business model innovations that address content delivery requirements in a manner that is, or is perceived to be, equivalent or superior to our CDN services. If competitors introduce new products or services that compete with or surpass the quality or the price/performance of our services, we may be unable to renew our agreements with existing customers or attract new customers at the prices and levels that allow us to generate attractive rates of return on our investment. For example, one or more third parties might develop improvements to current peer-to-peer technology, which is a technology that relies upon the computing power and bandwidth of its participants, such that this technological approach is better able to deliver content in a way that is competitive to our CDN services, or even makes CDN services obsolete. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for CDN services. If this occurred, we could lose customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce our prices, which could harm our revenue, gross margin and operating results.

If we are unable to sell our services at acceptable prices relative to our costs, our revenue and gross margins will decrease, and our business and financial results will suffer.

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2006 we invested $40.6 million in capital expenditures and $22.7 million in capital expenditures during 2007, primarily for computer equipment associated with the build-out and expansion of our CDN. For the year ended December 31, 2008, we invested $18.1 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

In addition, during 2009 we expect to increase our expenses, in absolute dollars, in sales and marketing and research and development, while reducing general and administrative expenses. During 2009 and 2010, as we further expand our CDN, and we begin to refresh our network equipment, we expect our capital expenditures to be generally consistent with the level of expenditures we made in 2008. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

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

We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from these customers could significantly harm our results of operations.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 38% of our total revenue. During 2007 and 2006, sales to our top 10 customers, in terms of revenue, accounted for approximately 45% and 55%, respectively, of our total revenue. During 2008 and 2007 one of these top 10 customers, Microsoft, represented approximately 15% and 12% of our total revenue for that period. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

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

•

general economic, industry and market conditions (such as the fluctuations experienced in the stock and credit markets during the third and fourth quarters of 2008) and those conditions specific to Internet usage and online businesses;

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

After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007 and 2008 primarily due in part to increased stock-based compensation expense and litigation costs, which could affect our ability to achieve and maintain profitability in the future.

Our adoption of SFAS 123R in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007 and 2008 partially due to an increase in our share-based compensation expense which increased from $0.1 million in 2005 to $9.2 million in 2006 and further increased to $18.9 million in 2007. For the year ended December 31, 2008 our share-based compensation expense was $18.1 million. This significant increase in share-based compensation expense reflects an increase in the level of option and restricted stock grants. Our unrecognized share-based compensation expense totaled $39.0 million at December 31, 2008, of which we expect to amortize $17.2 million during 2009, $13.7 million in 2010 and the remainder thereafter based upon the scheduled vesting of the options outstanding at that time. We further expect our share-based compensation expense to decrease in 2009 and potentially to increase thereafter as we grant additional options or restricted stock awards. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. In December 2007, we were sued by Level 3 Communications alleging infringement of certain patents; and in April 2008, we were sued by Two Way Media also alleging infringement of certain patents. We have incurred, and will continue to incur, significant costs associated with litigation. These costs were $3.1 million and $7.3 million in 2006 and 2007, respectively. For the year ended December 31, 2008 we incurred $20.8 million in litigation costs. We expect these costs will continue to be significant during 2009.

We generate our revenue almost entirely from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.

While we offer our customers a number of services associated with our CDN, we generated the majority of our revenue in 2006, 2007 and 2008, from charging our customers for the content delivered on their behalf through our CDN. As we do not currently have other meaningful sources of revenue, we are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third-party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.

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

Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in approximately 70 third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.

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

Our CDN services are highly complex and are designed to be deployed in and across numerous large and complex networks. Our network infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our products and services, the more resources we will need to invest in additional infrastructure and support. Further, we have made significant investment in designing and implementing changes to our CDN architecture in order to implement our CDN services in a manner we believe does not infringe the claims of Akamai’s ‘703 patent as alleged in the February 2008 trial. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our CDN architecture and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our CDN. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead us to lose current and potential customers. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.

Our operations are dependent in part upon communications capacity provided by third-party telecommunications providers. A material disruption of the communications capacity we have leased could harm our results of operations, reputation and customer relations.

We lease private line capacity for our backbone from a third party provider, Global Crossing Ltd. Our contracts for private line capacity with Global Crossing generally have terms of three to four years. In January

2009, we amended our agreement with Global Crossing to enhance the private line capacity for our backbone. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party provider. As it would be time consuming and expensive to identify and obtain alternative third-party connectivity, we are dependent on Global Crossing in the near term. Financial failure of Global Crossing could jeopardize utilization of the service fees pre-paid by us under our agreement with Global Crossing. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity on terms commercially acceptable to us or at all, our business and financial results would suffer. We may not be able to deploy on a timely basis enough network capacity to meet the needs of our customer base or effectively manage demand for our services.

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

Four members of our senior management team, our President and Chief Executive Officer, Jeffrey W. Lunsford, our Chief Financial Officer, Douglas S. Lindroth, our Senior Vice President of Worldwide Sales, Marketing and Services, David M. Hatfield, and our Senior Vice President and Chief Legal Officer, Philip C. Maynard, have been hired since November 2006. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. In July 2008, we announced that Matthew Hale our former Chief Financial Officer would be leaving the Company by December 31, 2008; and in October 2008 Mr. Lindroth, a member of our board of directors since February 2008, resigned from our board and succeeded Mr. Hale as our Chief Financial Officer.

We face risks associated with international operations that could harm our business.

We have operations, equipment and personnel in the United States, France, Germany, Japan, Singapore and the United Kingdom, and we currently maintain network equipment in Australia, Canada, Hong Kong, Ireland, Sweden, the Netherlands, Italy and Spain. As part of our growth strategy, we intend to expand our sales and support organizations internationally, as well as to further expand our international network infrastructure. We have limited experience in providing our services internationally and such expansion could require us to make significant expenditures, including the hiring of local employees, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention.

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

We may need to obtain additional funding due to a number of factors beyond our control, including a shortfall in revenue, increased expenses, final adverse judgments in litigation matters, increase investment in capital equipment or the acquisition of significant businesses or technologies. We believe that our cash, plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 12 months. However, we may need funding before such time. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely. Further, the availability of our current cash will be adversely affected if we are required to provide security for the recent jury verdict in the Akamai trial in connection with an appeal or a stay of injunction, should an appeal of a final judgment in favor of Akamai be required.

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

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, our adoption of SFAS 123R in 2006 has increased the amount of stock-based compensation expense we record. This, in turn, has impacted our results of operations for the periods since this adoption and has made it more difficult to evaluate our recent financial results relative to prior periods.

We have incurred, and will continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we have incurred, and will continue to incur, significant accounting and other expenses that we did not incur as a private company. These expenses include increased accounting, legal and other professional fees, insurance premiums, investor relations costs, and costs associated with compensating our independent directors. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Market, imposes additional requirements on public companies, including requiring changes in corporate governance practices. For example, the listing requirements of the Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. These rules and regulations could also make it more difficult for us to identify and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 121 at December 31, 2007 and to 140 at December 31, 2008. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, share-based compensation costs, contingent obligations and doubtful accounts. These estimates and judgments affect the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges or reduce the value of assets that could adversely affect our results of operations, investors may lose confidence in our ability to manage our business and our stock price could decline.

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

A putative class action lawsuit has been filed against us, certain of our officers and directors, and the lead underwriters of our recent initial public offering, alleging, among other things, securities laws violations. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims. On August 8, 2008, the court granted the motion to dismiss, dismissing certain of plaintiffs’ claims under with prejudice and granting leave to amend other claims. Plaintiffs chose not to amend its claims, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008 Plaintiffs filed a notice of appeal. While we intend to vigorously contest this lawsuit and any similar lawsuits filed against us in the future, we cannot determine the final outcome or resolution of these claims or when they might be resolved. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows may be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.

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

As of December 31, 2008, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 53% of our outstanding common stock, including approximately 36% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our headquarters are located in three buildings with approximately 7,529, 13,341 and 10,696 square feet respectively, of leased office space in Tempe, Arizona. We also lease approximately 8,224 square feet of space for a data center in Phoenix, Arizona. We lease offices in several other locations in the United States, including in or near each of San Francisco and San Diego California; Washington DC and New York, New York. We also lease offices in Europe and Asia in or near the following cities: London, England and Tokyo, Japan. We believe that we will need additional space within the next 12-18 months in Tempe, Arizona and we have ample options in the Tempe area to expand our use of facilities space.

Item 3.	Legal Proceedings

We are involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006 in the U.S. District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in U.S. Patent No. 6,108,703 (the 703 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the 703 patent at issue and rejecting our invalidity defenses for the period April 2005 through December 31, 2007. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages. In addition the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We have recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. An additional provision of approximately $17.5 million for potential additional infringement damages and interest was recorded during the fiscal year ended December 31, 2008 for an aggregate provision for this litigation of $65.6 million. On July 1, 2008, the Court denied our Motions for Judgment as a Matter of Law, Obviousness, and a New Trial. The Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November, 2008 regarding our equitable defenses. The Court’s decisions regarding our equitable defenses and our pending, renewed motion for judgment as a matter of law are pending, and a final judgment has not yet been entered as of March 13, 2009. We continue to believe that the claims of infringement asserted against us by Akamai and MIT in the present litigation are without merit and that the jury’s verdict is incorrect, and we will continue to defend the case vigorously. Regardless of the outcome on the pending issues, it is likely that appeals by Akamai, us or both will follow. We cannot assure you, however, that this lawsuit ultimately will be resolved in our favor. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. These adverse outcomes, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in this case, we expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business.

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in U.S. District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and that the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008 Plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and we intend to contest the lawsuit vigorously, an adverse resolution of the lawsuit may have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. The Company does have in place certain Directors and Officers Liability Insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

In December 2007, Level 3 Communications, LLC filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in the U.S. District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to Limelight finding that Limelight did not infringe the Level 3 patents. We believe the jury verdict finding Limelight does not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. In the event of an appeal by Level 3 we intend to continue to vigorously defend the action. There can be no assurance at this time that, if an appeal is filed by Level 3, that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. In light of the favorable jury verdict, we are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

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

The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The NASDAQ Global Market:

	High	Low
2007:
Second Quarter (beginning June 8, 2007)	$24.33	$15.13
Third Quarter	$23.82	$6.72
Fourth Quarter	$13.68	$6.70

2008:
First Quarter	$8.50	$3.21
Second Quarter	$4.20	$2.62
Third Quarter	$4.51	$2.46
Fourth Quarter	$3.34	$1.75

Holders

As of March 10, 2009, there were 63 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. We did not repurchase any equity securities in 2008.

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

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between June 8, 2007 (the date our common stock began trading on NASDAQ) and December 31, 2008, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on June 8, 2007 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on June 8, 2007 was the closing sales price of $22.18 per share.

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

	Limelight Networks, Inc.
	Year Ended December 31,
	2008	2007	2006	2005	2004
	In thousands, except per share amounts
Consolidated Statement of Operations Data:
Revenue	$129,530	$103,111	$65,243	$21,303	$11,192
Cost of revenue:
Cost of services (1)	58,186	44,802	25,662	9,037	4,834
Depreciation — network	25,675	20,739	10,316	2,851	775

Total cost of revenue	83,861	65,541	35,978	11,888	5,609

Gross profit	45,669	37,570	29,265	9,415	5,583
Operating expenses:
General and administrative (1)	52,440	31,827	18,388	4,107	2,147
Sales and marketing (1)	34,916	25,462	6,841	3,078	2,078
Research and development (1)	7,365	5,504	3,151	462	231
Depreciation and amortization	1,356	857	226	100	69
Provision for litigation (3)	17,515	48,130	—	—	—

Total operating expenses	113,592	111,780	28,606	7,747	4,525

Operating income (loss)	(67,923)	(74,210)	659	1,668	1,058
Other income (expense):
Interest expense	(55)	(1,418)	(1,828)	(955)	(189)
Interest income	5,098	5,153	208	—	1
Other income (expense)	(171)	(144)	175	(16)	(48)

Total other income (expense)	4,872	3,591	(1,445)	(971)	(236)

Income (loss) before income taxes	(63,051)	(70,619)	(786)	697	822
Income tax expense (2)	16	2,401	2,591	300	306

Net income (loss)	$(63,067)	$(73,020)	$(3,377)	$397	$516

Net income (loss) allocable to common stockholders	$(63,067)	$(73,020)	$(3,377)	$240	$351

Net income (loss) per common share:
Net income (loss) per common share — basic	$(0.77)	$(1.30)	$(0.13)	$0.01	$0.01

Net income (loss) per common share — diluted	$(0.77)	$(1.30)	$(0.13)	$0.01	$0.01

Weighted average shares used in calculating net income (loss) per common share-basic	82,060	56,092	25,059	34,737	34,687

Weighted average shares used in calculating net income (loss) per common share-diluted	82,060	56,092	25,059	40,526	38,420

(1)	Includes share-based compensation as follows:

	Limelight Networks, Inc.
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Cost of revenue	$2,243	$1,489	$459	$—	$—
General and administrative	8,060	10,653	6,794	94	14
Sales and marketing	5,400	3,948	334	—	—
Research and development	2,355	2,820	1,661	—	—

Total	$18,058	$18,910	$9,248	$94	$14

(2)	In 2008, 2007 and 2006, approximately $2.0 million, $10.5 million and $7.6 million, respectively, in stock-based compensation expense was not deductible for tax purposes by us. In 2006, this resulted in us incurring income tax expense despite our having generated a loss before income taxes in this period. We expect to continue to incur non-deductible stock-based compensation expense in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation — Income Tax Expense.”

(3)	In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million. During 2008, we recorded an additional potential damage liability relating to this infringement of $15.5 million, plus additional interest of $2.0 million. The total provision for litigation at December 31, 2008 was $65.6 million. A final judgment has not yet been entered, and there remains pending before the Court final rulings on our equitable defenses and our motion for judgment as a matter of law.

	Limelight Networks, Inc.
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$174,643	$197,097	$7,611	$1,536	$536
Non-current marketable securities	13	87	285	355	—
Working capital (deficit)	116,608	154,501	14,596	(1,827)	(695)
Property and equipment, net	40,185	46,968	41,784	11,986	3,018
Total assets	256,792	273,428	74,424	19,583	5,718
Long-term debt, less current portion	—	—	20,491	8,809	461
Convertible preferred stock	—	—	45	7	7
Total stockholders’ equity	150,131	194,037	37,039	1,823	1,239

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of December 31, 2008, we had in excess of 1,330 active customers worldwide. We primarily derive revenue from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. Recently however, we have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods and in some cases, other arrangements. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase.

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

The following table sets forth our historical operating results, as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Consolidated Statement of Operations Data:
Revenue	100%	100%	100%
Cost of revenue:
Cost of services	45	43	39
Depreciation — network	20	20	16

Total cost of revenue	65	64	55

Gross margin	35	36	45
Operating expenses:
General and administrative	40	31	28
Sales and marketing	27	25	10
Research and development	6	5	5
Depreciation and amortization	1	1	—
Provision for Litigation	14	47	—

Total operating expenses	88	108	44

Operating income (loss)	(52)	(72)	1
Other income (expense):
Interest expense	—	(1)	(3)
Interest income	4	5	—
Other income (expense)	—	—	—

Total other income (expense)	4	4	(2)

Loss before income taxes	(49)	(68)	(1)
Income tax expense (benefit)	—	2	4

Net loss	(49)%	(71)%	(5)%

Traffic on our network has grown in the last three years. This traffic growth is the result of growth in the number of new customers, as well as growth in the traffic delivered on behalf of existing customers. Our revenue is generated primarily by charging for traffic delivered. We have seen an increase in the length of our sales cycle, but we continue to see that new customers want the benefits of the unique services that we bring to the market.

Historically, we have derived a small portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the years ended December 31, 2008, 2007 and 2006, respectively, revenue derived from customers outside the United States accounted for approximately 16%, 13% and 8% respectively, of our total revenue. For the years ended December 31, 2007 and 2006 nearly all of our international revenue was derived from operations in Europe. For the year ended December 31, 2008 we derived approximately 75% of our international revenue from Europe and approximately 25% of our international revenue from Asia Pacific, respectively. We expect foreign revenue as a percentage of our total revenues to increase as a percentage of revenue in 2009. Our international business is managed as a single-geographic segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 38% of our total revenue. During 2007 and 2006, revenue generated from sales to our top 10 customers, in terms of revenue, accounted for approximately 45% and 55%, respectively, of our total revenue.

During 2008 and 2007 one of these top 10 customers, Microsoft, represented approximately 15% and 12% of our total revenue for that period. During 2007, we entered into a multi-element arrangement with Microsoft which generates revenue by providing consulting services related to the development of a Custom CDN solution, amortization of prepaid license and amortization of prepaid post-contract customer support (PCS) for both the custom CDN-solution and the software component. Revenue from this multi-element arrangement is being recognized over the term of the software agreement which at December 31, 2008, had 26-months remaining. Our relationship with Microsoft includes a minimum annual traffic commitment that may vary in duration based upon traffic utilization rates. During 2006, one customer within our top 10 customers, MySpace.com, which was contracted through a reseller of our services, CDN Consulting accounted for approximately 21% of our total revenue for that period. At the end of 2006, MySpace became a direct customer of ours. During 2008 and 2007, sales to the MySpace.com were approximately 1% and 3%, respectively, of our total revenue. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to reseller customers was approximately 1% of our revenue for the years ended December 31, 2008 and 2007 compared to 21% of our revenue in 2006. This significant reduction in the percentage of reseller revenue to total revenue is primarily the result of MySpace becoming a direct customer in 2007.

In addition to these revenue-related business trends, our cost of revenue increased in absolute dollars but remained constant as a percentage of revenue (1% increase) in 2008 when compared to 2007. The increase is primarily the result of increased cost of depreciation, network operations personnel costs and co-location costs related to the increased investments to build out the capacity and geographic reach of our network as well as declines in sales value of each unit sold due to competitive pressures. Operating expense has increased in absolute dollars each period as revenue has increased. In 2007, these increases accelerated due primarily to increased stock-based compensation, cost of litigation with Akamai and MIT, professional services and other fees associated with becoming a public company, payroll and payroll-related costs associated with additional general administrative and sales and marketing resources to support our current and future growth. For the year ended December 31, 2008, operating expenses continued to increase primarily due to increased litigation costs and legal fees associated with ongoing intellectual property litigation.

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2006, 2007 and 2008, we made capital purchases of $40.4 million, $26.5 million and $20.1 million, respectively. This was considerably lower than historical levels primarily related to two things. First, continued improvements in the efficiency of our network allowing us to meet traffic growth with less investment and second, during the first quarter of 2008 one large traffic customer shut down its site and we discontinued service to two large customers for non-payment of services which allowed us to recoup a significant amount of network capacity to meet future growth needs. We expect to have ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. For 2009, we currently anticipate making aggregate capital expenditures of approximately 15% to 16% of total revenue for the year.

We have also generated revenue from certain customers that are entities related to certain of our founders. The aggregate amounts of revenue derived from these related party transactions was less than 1% for the year ended December 31, 2008, 2007 and 2006. We believe that all of our related party transactions reflected arm’s length terms.

We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue (U.S. Patent No. 6,108,703 (the 703 patent) and rejecting our invalidity defenses. The Court conducted a bench trial in November, 2008, regarding our equitable defenses. A ruling on our equitable defenses and our pending motion for judgment as a matter of law is still pending before the Court. A final judgment has not yet been entered.

The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we recorded in 2007. During our financial statement close process, we evaluate if additional accrual amounts are required at each reporting period. We record additional accrual amounts to the extent we determine amounts are probable of being paid and are also reasonably estimable. Such amounts could be, but are not limited to, damages associated with post-judgment lost profits, and royalties as well as interest related to pre-and-post-judgment amounts. A key determinant in our ability to estimate possible future charges is the extent to which we are able to determine a correlation between the jury awarded amount to the various elements of the allegations. During the year ended December 31, 2008, we estimated our revenue from alleged infringing methods totaled approximately 25% of our total revenue. We recorded a potential additional provision for litigation totaling $15.5 million, plus additional interest of $2.0 million, for the year ended December 31, 2008. Although we believe that as of December 31, 2008, we have migrated all CDN services to a non-infringing method, that belief may be challenged by Akamai. Depending upon whether we receive a challenge from Akamai and also upon judicial determinations made in connection with such a challenge, there could be additional charges recorded by us in future periods, in addition to continuing interest on the existing provision amount. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our consolidated statement of operations. We expect that these expenses will continue to remain significant. Initially, a portion of the cash impact of these litigation expenses was offset through the availability of an escrow fund established in connection with our Series B preferred stock financing. This escrow account was established with an initial balance of approximately $10.1 million; however, after the closing of our initial public offering, $3.7 million of the escrow was paid back to the tendering Shareholders. The remaining escrow balance of $6.4 million was fully drawn as of January 2008. During the year ended December 31, 2008, we received reimbursement of approximately $1.1 million from the escrow account. At December 31, 2008, the balance in the escrow was fully depleted.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in the U.S. District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to Limelight finding that Limelight did not infringe the Level 3 patents. We believe the jury verdict finding Limelight does not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. In the event of an appeal by Level 3 we intend to vigorously defend the action. There can be no assurance at this time that, if an appeal is filed by Level 3, that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our consolidated statement of operations.

In August 2007, we, certain of our officers and current and former directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits filed in the U.S. District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserted causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased our common stock in our initial public offering and/or pursuant to our Prospectus. The complaint alleged, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the loss of revenue related to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008, the court entered judgment in favor of us. On September 5, 2008 Plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February, 2009. Although we believe that we and the individual defendants have meritorious defenses to the plaintiffs’ claims and intend to contest the lawsuit vigorously, an adverse resolution of the lawsuit may have a material adverse effect on our financial position and results of operations in the period in which the lawsuit are resolved. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, there is no provision for this lawsuit in our financial statements.

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

We were unprofitable in 2006, 2007 and 2008. For the year ended December 31, 2008; the largest negative impact to our profitability was litigation costs of $20.8 million, the accrual of $15.5 million, for the potential continuing damages, plus additional interest of $2.0 million, respectively from the jury verdict returned against us regarding the patent infringement lawsuit filed by Akamai Technologies, Inc., and $18.1 million in share-based compensation. The significant increase in litigation cost of $13.5 million, primarily results from our on-going litigation with Akamai and Level 3. Going forward, litigation costs will continue to be significant as we will continue to have costs associated with completion of the initial trial with Akamai and the subsequent appeal as well as the costs associated with the Level 3 case. The largest negative impact to 2007 profitability was the jury awarded litigation charge of $45.5 million to Akamai for lost profits, reasonable royalties and price erosion damages plus prejudgment interest of $2.6 million, our profitability was also impacted due to in part an increase in our share-based compensation expense, which increased from $9.2 million in 2006 to $18.9 million in 2007. Also, litigation expenses increased to $7.3 million for year ended December 31, 2007 compared to $3.1 million for the year ended December 31, 2006. Further the Company was required to defer $3.4 million of revenue from a large customer during the year ended December 31, 2007 offset by the deferral of $0.9 million in related costs that further impacted our profitability. The significant increase in share-based compensation expense and litigation expense reflected an increase in the level of option and restricted stock grants coupled with a significant increase in the fair market value per share at the date of grant and the cost of litigation which commenced in July 2006. The deferral of revenue and related costs from one large customer reflects the impact of the accounting for a multi-element arrangement.

Our future results will be affected by many factors identified in the section captioned “Risk Factors,” in this annual report on Form 10-K, including our ability to:

•	Assure that the technical changes in our methods to deliver customer traffic implemented in 2008 avoid alleged infringement on Akamai patents;

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Akamai and Level 3 to a positive conclusion;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	continued ability to deliver a significant portion of our traffic through settlement free peering relationships which significantly reduce our cost of delivery.

As a result, we cannot assure you that we will achieve our expected financial objectives, including positive net income.

Basis of Presentation

Revenue

We primarily derive revenue from the sale of CDN and related services to our customers. These services include delivery of digital media, including video, music, games, software and social media as well as associated services such as storage, data center, transit and consulting services. We primarily generate revenue by charging customers on a per-gigabyte basis or on a variable basis based on peak delivery rate for a fixed period of time, as our services are used. Our customer agreements relating to these recurring services generally have a term of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. However, some of our contracts with large customers operate on a month-to-month basis. The majority of our agreements generally commits the customer to a minimum monthly level of usage and provides the rate at which the customer must pay for actual usage above the monthly minimum. Our customer agreements typically renew automatically at the end of the initial term for an additional contract period unless the customer elects not to renew. Based on service usage experience, we and our customers often negotiate revised monthly minimum usage levels or other modified services or terms during a commitment period. For example, in exchange for increased minimum usage levels and increased contract term, we often agree to a reduced per-gigabyte transferred pricing structure. During 2007 we entered into a multi-element arrangement with Microsoft which generates revenue by providing, ongoing CDN traffic services, consulting services related to the development of a Custom CDN solution, through the cross-license of certain technologies, including certain components of our CDN software and technology, and post-contract customer support (PCS) for both the custom CDN-solution and the software component. We also derive some business from the sale of custom CDN services to others. These are generally limited to modifying our network to accommodate non standard content player software or to establish dedicated customer network components that reside both within our network or that operate within our customers’ network.

Cost of Revenue

Cost of revenue consists of costs related to the delivery of services, as well as the depreciation costs associated with our network. Costs related to the delivery of our services include:

•	fees for transit bandwidth provided by network operators;

•	fees paid for the use of private line capacity for our backbone and metro fiber rings to inter-connect our delivery zones;

•	fees paid for co-location services, which are the housing, electric and cooling of servers and other equipment in third-party data centers;

•	network operations employee costs, including share-based compensation expense; and

•	costs associated with third party software licenses.

We enter into contracts with third-party network and data center providers, with terms typically ranging from several months to several years. Our contracts related to transit bandwidth provided by network operators generally commit us to pay either a fixed monthly fee or monthly fees plus additional fees for bandwidth usage above a contracted level. Our recently amended master contract with Global Crossing provides for the use of private lines of varying capacity for our backbone. The amended agreement provides for substantial added capacity for a 4 year term, and includes a substantial prepayment of fees and charges. In addition to purchasing services from communications providers, we connect directly to over 900 broadband Internet service providers, or ISPs, generally without either party paying the other. This industry practice, known as settlement free peering, benefits us by allowing us to place content objects directly on user access networks, which helps us provide higher performance delivery for our customers and eliminate paying transit bandwidth fees to network operators. This practice also benefits the ISP and its customers by allowing them to receive improved content delivery through our local servers and eliminate cost of transit bandwidth associated with delivery receipt of the traffic. We do not consider these relationships to represent the culmination of an earnings process. Accordingly, we do not recognize as revenue the value to the ISPs associated with the use of our servers nor do we recognize as expense the value of the bandwidth received at discounted or no cost. These peering relationships are mutually beneficial and are not contractual commitments.

During 2008, we continued to reduce our network transit bandwidth delivery costs per gigabyte transferred by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions from our existing suppliers associated with higher purchase commitments. However, due to increased traffic delivered over our network, our total transit bandwidth delivery costs increased during 2008. We anticipate our overall transit bandwidth delivery costs will continue to increase in absolute dollars as a result of expected higher traffic levels, partially offset by continued reductions in bandwidth costs per unit. We expect that our overall transit bandwidth delivery costs as a percentage of revenue will remain relative constant in 2009 compared to 2008. If we do not experience lower per unit transit bandwidth delivery pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers including our settlement free peering routes, network bandwidth costs could increase in excess of our expectations in future periods.

Depreciation expense related to our network equipment has increased over time due to additional equipment purchases each year. In 2009, we anticipate depreciation expense related to our network equipment will remain consistent with 2008 in absolute dollars and will decrease as a percentage of revenue. In 2010 and 2011, we expect that depreciation expense will increase in absolute dollars and decrease as a percentage of revenue.

In total, we believe our cost of revenue will increase in 2009 in absolute dollars and will be somewhat variable as a percentage of revenue associated with potential revenue reductions from large customers and rollout of additional geographies where our network is located. Thereafter, we expect that the cost of revenue will increase in absolute dollars. Each year we expect to deliver more traffic on our network, which would result in higher transit bandwidth delivery cost associated with the increased traffic; however, such costs are likely to be partially offset by lower fixed costs per unit for such things as co-location, backbone and metro fiber rings. Additionally, we expect an increase in payroll and payroll-related costs, as we continue to make investments in our network to service our expanding customer base.

General and Administrative Expense

General and administrative expense consists primarily of the following components:

•

Payroll, share-based compensation and other related costs, including related expenses for executive, finance, legal, business applications, internal network management, human resources and other administrative personnel;

•	fees for professional services and litigation expenses;

•	rent and other facility-related expenditures for leased properties;

•	depreciation of property and equipment we use internally;

•	the provision for doubtful accounts; and

•	non-income related taxes

We expect our general and administrative expense to decrease in 2009 in absolute dollars and decrease as a percentage of revenue. The decrease is due to lower costs associated with ongoing litigation, as well as decreases in accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. In 2010 and in the longer term, we expect our general and administrative expense to decrease as a percentage of revenue as our costs are expected to grow slower than our top line revenue. We expect that share-based compensation expense under SFAS No. 123R will decrease in 2009.

Sales and Marketing Expense

Sales and marketing expense consists primarily of payroll and related costs, including share-based compensation expense and commissions and other variable compensation for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

We anticipate our sales and marketing expenses will continue to increase in 2009 in absolute dollars and decline as a percentage of revenue. The increase in absolute dollars is due to an expected increase in commissions on higher forecast sales, the increase in payroll and related costs of sales and marketing personnel and additional expected increases in marketing costs such as advertising and other lead generating activities. We expect that share-based compensation expense under SFAS No. 123R will be consistent with 2008.

Research and Development Expense

Research and development expense consists primarily of payroll and related costs and share-based compensation expense associated with the design, development, testing and certification of the software, hardware and network architecture of our CDN. Research and development costs are expensed as incurred.

We anticipate our research and development expenses will increase in 2009 in absolute dollars and increase as a percentage of revenue due to increased payroll and related costs associated with continued hiring of research development personnel and contractors, and investments in our core technology and refinements to our other service offerings. We expect that share-based compensation expense under SFAS No. 123R will be consistent with 2008.

Non-Network Depreciation Expense

Non-network depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing and research and development personnel.

Provision for Litigation

Provision for litigation relates to our accrual for the adverse jury verdict in the Akamai litigation. On February 29, 2008, a jury returned a verdict in favor of Akamai in the amount of $45.5 million plus pre-judgment interest estimated to be $2.6 million that we recorded in 2007. During the year ended December 31, 2008, we estimated our revenue from alleged infringing methods totaled approximately 25% of our total revenue. We recorded a potential additional provision for litigation totaling $15.5 million, plus additional interest of $2.0 million, for the year ended December 31, 2008. The total provision for litigation at December 31, 2008 was $65.6 million. Although we believe that as of December 31, 2008, we have migrated all CDN services to a non-infringing method, that belief may be challenged by Akamai. Depending upon whether we receive a challenge from Akamai and also upon judicial determinations made in connection with such a challenge, there could be additional charges recorded by us in future periods, in addition to continuing interest on the existing provision amount.

Interest Expense

Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs.

Interest Income

Interest income includes interest earned on invested cash balances, cash equivalents and marketable securities. Interest income also includes the realized gains and loss on investments. We anticipate interest income to decrease in 2009. Our average cash balance is expected to be lower in 2009, and the earnings rate is expected to be much lower associated with recent U.S. Federal Reserve interest rate reductions.

Other Income (Expense)

Our other income (expense) consists primarily of foreign exchange gains and losses resulting from the re-measurement of accounts payable for invoices denominated in a foreign currency, the effect of exchange rates on monetary balance sheet and income statement items and the application of our cost plus model on foreign operations in various countries. Other income (expense) also includes gains or losses from the disposal of assets.

Income Tax Expense (Benefit)

Our provision for income taxes is comprised of the refund associated with a carryback of net operating loss, and the accounting for uncertainty in income taxes.

Income tax expense depends on the statutory rate in the countries where we sell our services. Historically, we have primarily been subject to taxation in the United States because we have sold the majority of our services to customers based there. In the future, we intend to further expand our sales of services to customers located outside the United States, in which case we would become further subject to taxation based on the foreign statutory rates in the countries where these sales took place. Our effective tax rate could fluctuate accordingly.

In 2007, approximately $10.5 million of stock-based compensation expense was not deductible for tax purposes, as certain executives and other employees made tax elections which established tax bases in these awards at lower than the fair value recognized within the financial statements. This permanent difference was material to our pre-tax net loss in 2007 of approximately $70.6 million. Non-tax deductible expenses related to these equity awards was $2.0 million in 2008 and is expected to be $2.6 million and $0.6 million for 2009 and 2010, respectively, based upon the unvested portion of the equity awards outstanding at December 31, 2008, and the anticipated vesting at that time.

Management periodically evaluates if it is more likely than not that some or all of the deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. During 2008, management determined there was sufficient negative evidence as a result of our cumulative losses to conclude that it was more likely than not that approximately $47.4 million of net deferred tax assets would not be realized and accordingly established a full valuation allowance. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable reserves, income and other taxes, share-based compensation, equipment and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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

We have on occasion entered into multi-element arrangements. When we enter into such arrangements, each element is accounted for separately over its respective service period or at the time of delivery, provided that there is objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services have begun to be provided, and other revenue recognition criteria has been satisfied.

If the multi-element arrangement includes a significant software component, we apply the provisions of Statement of Position, 97-2, (SOP 97-2) Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the receivable is probable. If a software license contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE cannot be established for all elements to be delivered, we defer all amounts received under the arrangement and do not begin to recognize revenue until the delivery of the last element of the contract has started. Subsequent to commencement of delivery of the last element, we commence revenue recognition. Amounts to be received under the contract are then included in the amortizable base and then recognized as revenue ratably over the remaining term of the arrangement until we have delivered all elements and have no additional performance obligations.

One of our multi-element arrangements provide for consulting services related to the development of a custom CDN solution, the cross-license of certain technologies, including certain components of our CDN software and technology, and post-contract customer support (PCS) for both the custom CDN solution and the software component (the Multi-Element Arrangement). The agreement also contains a commitment by the customer to transmit a certain amount of traffic over our network during a five-year period from commencement of the agreement or be subject to penalty payments.

For this arrangement, we do not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as we have not licensed the intellectual property and software components, nor PCS separately. Accordingly we will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by paragraph 12 of SOP 97-2. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS had commenced. Concurrently with the signing of the Multi-Element Arrangement, we also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. We will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, we have attributed revenue for the services as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, we will record revenue on a monthly basis in an amount based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, we deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. During the year ended December 31, 2008 and 2007, we recognized approximately $5.1 million and $4.3 million, respectively, in revenue and approximately $0.1 million and $0.7 million, respectively, in costs of revenue. As of December 31, 2008, we had remaining deferred revenue related to the Multi-Element Arrangement of $13.7 million, which is expected to be recognized ratably over the remaining 26-month contract period and had related deferred costs of $0.2 million which are amortized over the same period.

We also sell services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. We record revenue under these agreements on a net or gross basis depending upon the terms of the arrangement in accordance with EITF 99-19, Recording Revenue Gross as a Principal Versus Net as an Agent. We typically record revenue gross when we have risk of loss, latitude in establishing price, credit risk and are the primary obligor in the arrangement.

From time to time, we enter into contracts to sell services to unrelated companies at or about the same time we enter into contracts to purchase products or services from the same companies. If we conclude that these contracts were negotiated concurrently, we record as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby we provide rack space and bandwidth services to several companies in exchange for advertising we record barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, website, print and signage. We recorded barter revenue and expense of approximately $487,000, $854,000 and $670,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Accounts Receivable and Related Reserves

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. We record reserves as a reduction of our accounts receivable balance. Estimates are used in determining these reserves and are based upon our review of outstanding balances on a customer-specific, account-by-account basis. These estimates could change significantly if our customers’ financial condition changes or if the economy in general deteriorates. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where we no longer believe that the customer has the intent or ability to pay for prior services provided. We perform on-going credit evaluations of our customers primarily related to monitoring payment history and the accounts receivable aging. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any future services provided to that customer will result in the deferral of revenue until payment is made or we determine payment is reasonably assured. In addition, we recorded a reserve for service credits. Reserves for service credits are measured based on an analysis of credits to be issued after the month of billing related to management’s estimate of the resolution of customer disputes and billing adjustments. We do not have any off-balance sheet credit exposure related to our customers.

Share-Based Compensation

We account for our share-based compensation pursuant to SFAS No. 123 (revised 2004) Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires measurement of all employee share-based payments awards using a fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility rates used as inputs to the model based on our volatility rate as a publicly traded company and an analysis of the most similar public companies for which we have data. We have used judgment in selecting these companies, as well as in evaluating the available historical volatility data for these companies.

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

We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own share-based awards on a prospective basis, and in incorporating these factors into the model. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost.

Effective May 15, 2008 the Company initiated a Stock Option/Restricted Stock Unit Exchange Offer (the Offer). Pursuant to the Offer, employees (other than executive officers) had the opportunity to exchange certain stock options issued by the Company after April 1, 2007 for restricted stock units (RSUs). The exchange ratio was one RSU in exchange for two stock options. The RSUs vest one-sixth on December 1, 2008 and one-sixth each six months thereafter such that all RSUs issued pursuant to the Offer will be vested no later than June 1, 2011. The Offer was carried out in accordance with tender offer documents filed with the SEC on May 15, 2008. The Offer expired June 16, 2008. In aggregate, 2,002,100 eligible stock options were tendered by eligible employees and 1,001,051 RSUs were issued in exchange pursuant to the Offer. In addition, the Company entered into agreements with executive officers whereby 875,000 stock options were exchanged for 437,500 RSUs. The Company determined this was a Type I (probable-to-probable) modification under SFAS No. 123R for substantially all of the tendered options. Accordingly, the Company measured the incremental fair value of the RSUs issued over that of the options tendered and recorded $29,000 of additional unrecognized share-based compensation related to the Offer. This additional unrecognized share-based compensation, as well as unrecognized share-based compensation related to the options tendered in the Offer, will be recognized over the vesting period of the RSUs using the straight-line method over the vesting period.

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

On May 13, 2008 the Company granted 537,500 RSUs to certain executive officers, The vesting of these RSUs began on December 1, 2008 and will continue vesting in increments of 1/6th every six months, such that all RSUs granted will vest no later than June 1, 2011, subject to the individual continuing to be an employee of the Company through each relevant vesting date. On October 20, 2008, the Company issued one of its officers 350,000 RSUs. The vesting of these RSUs began on the one month anniversary of October 20, 2008 and an additional 1/48th on the 20th day of each calendar month thereafter, provided he continues to be a service provider to the Company through each date. On November 25, 2008, the Company issued one of its officers 100,000 RSUs. The vesting of the 100,000 RSUs, vest fifty percent (50%) 90 days after November 25, 2008, and fifty percent (50%) on the second anniversary of November 25, 2008. On December 29, 2008, the Company issued one of its officers 150,000 RSUs. One sixteenth (1/16th) of the RSUs vest on March 1, 2009, and 1/16th of the RSUs vest on each of June 1, September 1, December 1, and March 1 thereafter through and including December 1, 2012.

In November 2008, the Company entered into an Equity Award Amendment with the Company’s Chief Executive Officer (CEO). In connection with this award, 750,000 options to purchase common stock were cancelled and another 750,000 options were modified. In exchange, the CEO received 500,000 RSUs of which 100,000 are service awards vesting over two years and the remaining 400,000 are performance awards. Accordingly, the Company measured the incremental fair value of the RSUs issued over the fair value of the options cancelled and modified and recorded $317,500 of additional unrecognized share-based compensation which will be recognized over the vesting period of the modified options and RSUs granted. The performance based RSUs will only vest if the Company exceeds specified revenue and cash gross margin targets during the quarters ending on or before March 31, 2010. The RSUs are separated into four tranches of 100,000 Performance RSU’s each. The maximum number of performance-based RSUs that may vest is based on the achievement of specific quarterly financial targets. Any Performance RSUs that have not vested based on the achievement of the quarterly financial targets with respect to quarters on or before March 31, 2010, will expire and be cancelled immediately following the determination of the Company’s financial performance for the last quarter ending on or before March 31, 2010. In May 2008, the Company granted performance based RSUs to an executive that will vest according to the achievement of certain sales milestones.

We recognize share-based compensation expense using the straight-line attribution method. We also estimate when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of stock-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent our estimates of awards considered probable of being earned changes, the amount of stock-based compensation recognized will also change. We recorded share-based compensation expense related to stock options, restricted stock and RSUs under the fair value requirements of SFAS No. 123R of $18.1 million, $18.9 million and $9.2 million respectively, during the years ended December 31, 2008, 2007 and 2006, respectively. Of these charges, approximately $5.8 million in 2006 and $6.7 million in 2007 relate to options granted to our four founders in connection with our Series B preferred stock financing in July 2006. Unrecognized share-based compensation expense totaled $39.0 million at December 31, 2008, which we expect to recognize over a weighted average period of 2.53 years. We expect to amortize $17.2 million during 2009, $13.7 million in 2010 and the remainder thereafter of the unrecognized share-based compensation at December 31, 2008 based upon the scheduled vesting of the options outstanding at that time. We expect our share-based payments expense to decrease in 2009 and potentially to increase thereafter as we grant additional stock options and restricted stock awards.

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

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in the recognition of an adjustment for the cumulative effect of adoption of a new accounting principle. The unrecognized tax benefit increased $604,000 from January 1, 2008 to December 31, 2008. We do not anticipate our unrecognized tax benefits will decrease within 12 months of the reporting date. We recognize interest and penalties related to unrecognized tax benefits in our tax provision. As of December 31, 2008, we had an interest and penalties accrual related to unrecognized tax benefits of $232,000, which increased $66,000 during 2008.

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

Our effective tax rate is influenced by the recognition of tax positions pursuant to the more likely than not standard established by FIN 48 that such positions will be sustained by the taxing authority. In addition, other factors such as changes in tax laws, rulings by taxing authorities and court decisions, and significant changes in our operations through acquisitions or divestitures can have a material impact on the effective tax rate. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known.

We conduct business in various foreign countries. As a multinational corporation, we are subject to taxation in multiple locations, and the calculation of our foreign tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. We have subjected the profits of certain foreign subsidiaries to US tax. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be.

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

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007

Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
Revenue	$129,530	$103,111	$26,419	26%

Revenue increased 26%, or $26.4 million, to $129.5 million for the year ended December 31, 2008 as compared to $103.1 million for the year ended December 31, 2007. The increase in revenue for the year ended December 31, 2008 as compared to 2007 was primarily attributable to an increase in our recurring CDN service revenue of $26.1 million. The increase in CDN service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic, partially offset by a decline in unit sales price, and additional services sold to new and existing customers. As of December 31, 2008, we had in excess of 1,330 active customers under recurring CDN service revenue contracts as compared to 1,157 as of December 31, 2007. During the year ended December 31, 2007, we deferred $3.4 million of custom CDN services revenue from one customer as the amounts were part of a multi-element arrangement. Entering into the multi-element arrangement with this customer changed the way we accounted for revenue earned from this customer during 2007. The revenue from the custom CDN services is being recognized ratable over a 44 month period starting in July 2007. As new service and or license fees are billed it is added to the deferred revenue and amortized over the then remaining contract term. As of December 31, 2008, we had $3.5 million of deferred custom CDN services revenue remaining, of which approximately $1.6 million will be recognized in 2009, $1.6 million in 2010 and the remainder thereafter.

For the year ended December 31, 2008, 2007 and 2006, approximately 16%, 13% and 8%, respectively, of our total revenues were derived from our operations located outside of the United States. For the year ended December 31, 2008, we derived approximately 75% of our international revenue from Europe and approximately 25% of our international revenue from Asia Pacific. For the years ended December 31, 2007 and 2006, our international revenue was derived primarily from Europe. No single country outside of the United States accounted for 10% or more of our total revenues during these years.

Cost of Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
Cost of revenue	$83,861	$65,541	$18,320	28%

Cost of revenue includes fees paid to network providers for bandwidth and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes payroll and related costs, depreciation of network equipment used to deliver our CDN services and equity-related compensation for network operations personnel.

Cost of revenue increased 28%, or $18.3 million, to $83.9 million for the year ended December 31, 2008 as compared to $65.5 million for the year ended December 31, 2007. These increases were primarily due to an increase in aggregate bandwidth and co- location fees of $9.3 million, due to higher traffic levels and increased amounts of deployed network assets, an increase in depreciation expense of network equipment of $5.0 million, due to increased investment in our network, and an increase in payroll and related employee costs of $3.7 million, associated with increased staff. Royalty and other costs decreased $0.3 million. During the year ended December 31, 2007, we deferred $0.9 million of costs associated with deferred revenue for one customer. During the years ended December 31, 2008 and 2007, respectively, $0.1 million and $0.7 million of these deferred costs were recognized. The remaining $0.2 million of deferred costs will be amortized ratably into cost of services over a 44 month period that commenced in July 2007.

Additionally, for the years ended December 31, 2008 and 2007, cost of revenue includes share-based compensation expense of approximately $2.2 million and $1.5 million, respectively, resulting from our application of SFAS No. 123R.

Cost of revenue in 2008 and 2007 was composed of the following:

	Year Ended December 31,
	2008	2007
	(in millions)
Bandwidth and co-location fees	$45.6	$36.3
Depreciation — network	25.7	20.7
Payroll and related employee costs	8.0	4.3
Share-based compensation expense	2.2	1.5
Royalty and other costs	2.4	2.7

Total cost of revenue	$83.9	$65.5

We believe cost of revenues will increase in 2009. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to remain consistent with 2008 in absolute dollars. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our expanding customer base. We expect that share-based compensation expense under SFAS No. 123R will be consistent with 2008.

General and Administrative

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
General and administrative	$52,440	$31,827	$20,613	65%

General and administrative expenses consist primarily of the following components:

•

payroll, share-based compensation and other related costs, including related expenses for executive, finance, legal, business applications, internal network management, human resources and other administrative personnel;

•	fees for professional services and litigation expenses;

•	rent and other facility-related expenditures for leased properties;

•	depreciation of property and equipment we use internally;

•	the provision for doubtful accounts; and

•	non-income related taxes.

General and administrative expenses increased 65%, or $20.6 million, to $52.4 million for the year ended December 31, 2008 as compared to $31.8 million for the year ended December 31, 2007. The increase in general and administrative expenses was primarily due to an increase of $13.5 million in litigation expenses. The increase is also attributable to an increase of $4.0 million in professional fees. Our increase in professional fees is primarily due to $1.6 million in increased accounting fees and costs associated with being a publicly traded company and an increase of $2.4 million in general legal and other professional fees.

Additionally, we had an increase of $2.8 million in bad debt expense and an increase of $1.8 million in payroll and related employee costs. Other expenses increased $1.1 million. Other expenses include such items as rent, utilities, telephone, insurance, travel and travel-related expenses, fees and licenses and property taxes. Increases in other expenses were primarily due to increases in property taxes of $0.5 million, business insurance of $0.4 million, rent and utilities of $0.6 million, partially offset by decreases in various other expenses of $0.4 million.

These increases were partially offset by a decrease in our share-based compensation expense of $2.6 million. The decrease in share-based compensation expense is the result of having fully expensed equity grants made to our founders in connection with our Series B preferred stock financing in July 2006.

General and administrative expenses in 2008 and 2007 were composed of the following:

	Year Ended December 31,
	2008	2007
	(in millions)
Litigation expenses	$20.8	$7.3
Share-based compensation expense	8.1	10.7
Professional fees	6.5	2.5
Payroll and related employee costs	5.5	3.7
Bad debt expense	5.4	2.6
Other expenses	6.1	5.0

Total general and administrative	$52.4	$31.8

We expect our general and administrative expense to decrease in 2009 in absolute dollars and decrease as a percentage of revenue. The decrease is due to lower costs associated with ongoing litigation, as well as decreases in accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. In 2010 and in the longer term, we expect our general and administrative expense to decrease as a percentage of revenue as our costs are expected to grow slower than our top line revenue. We expect that share-based compensation expense under SFAS No. 123R will decrease in 2009.

Sales and Marketing

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
Sales and marketing	$34,916	$25,462	$9,454	37%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses increased 37%, or $9.5 million, to $34.9 million for the year ended December 31, 2008, as compared to $25.5 million for the year ended December 31, 2007. The increase in sales and marketing expenses was primarily due to an increase of $6.1 million in payroll and related employee costs. Additional increases included an increase of $1. 5 million in share-based compensation expense, an increase of $0.6 million in travel and travel-related expense reflecting our investment in our field sales organization, an increase of $0.6 million in professional fees, and an increase of $1.5 million in other expenses. Other expense included such items as rent and property taxes for our Europe and Asia Pacific sales offices, consulting, training, telephone and office supplies. Increases in other expenses were primarily due to increases in consulting and subscription fees of $0.8 million, rent of $0.3 million, training of $0.3 million, telephone expenses of $0.1 million. These increases were partially offset by a decrease of $0.9 million in marketing programs.

Sales and marketing expenses in 2008 and 2007 were composed of the following:

	Year Ended December 31,
	2008	2007
	(in millions)
Payroll and related employee costs	$20.2	$14.1
Share-based compensation expense	5.4	3.9
Travel and travel-related espensse	2.4	1.8
Marketing programs	2.2	3.1
Professional fees	1.6	1.0
Other expenses	3.1	1.6

Total sales and marketing	$34.9	$25.5

We anticipate our sales and marketing expense will increase in 2009 in absolute dollars and decline as a percentage of revenue. The increase is due to an expected increase in commissions on higher forecast sales, an increase in payroll and related costs of sales and marketing personnel and additional expected increases in marketing costs such as advertising and other lead generating activities. We expect that share-based compensation expense under SFAS No. 123R will be consistent with 2008.

Research and Development

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
Research and development	$7,365	$5,504	$1,861	34%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 34%, or $1.9 million, to $7.4 million for the year ended December 31, 2008, as compared to $5.5 million for year ended December 31, 2007. The increase in research and development was primarily due to an increase of $1.1 million in payroll and related employee costs associated with our hiring of additional network and software engineering personnel, and $1.2 million in other costs. Other costs include such items as travel and travel related expenses, consulting, telephone, and office supplies. The increase in other costs of $1.2 million related to contractor costs of $1.0 million, travel expenses of $0.1 million and recruiting expenses of $0.1 million. These increases were partially offset by a decrease in stock based compensation expense of $0.4 million.

Research and development expenses in 2008 and 2007 were composed of the following:

	Year Ended December 31,
	2008	2007
	(in millions)
Payroll and related employee costs	$3.5	$2.4
Share-based compensation expense	2.4	2.8
Other	1.5	0.3

Total research and development	$7.4	$5.5

We anticipate our research and development expenses will increase in 2009 in absolute dollars and increase as a percentage of revenue due to increased payroll and related costs associated with continued hiring of research development personnel and contractors, and investments in our core technology and refinements to our other service offerings. We expect that share-based compensation expense under SFAS No. 123R will be consistent with 2008.

Provision for Litigation

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
Provision for Litigation	$17,515	$48,130	$(30,615)	(64)%

Provision for litigation relates to our accrual for potential additional damages associated with revenue generated during the year ended December 31, 2008 from infringing methods associated with the Akamai litigation. On February 29, 2008, a jury returned a verdict in favor of Akamai. For the year ended December 31, 2007, we recognized a provision for litigation in the amount of $45.5 million plus pre-judgment interest estimated to be $2.6 million. During the quarter ended March 31, 2008, we began to estimate the potential continuing damages from the jury verdict. For the year ended December 31, 2008, we accrued an additional $15.5 million, for potential on-going damages, plus additional interest of $2.0 million. The total provision for litigation at December 31, 2008 was $65.6 million.

Interest Expense

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
Interest expense	$55	$1,418	$(1,363)	(96)%

Interest expense includes interest paid on our debt obligations and the amortization of deferred financing costs.

Interest expense decreased 96%, or $1.4 million to $55,000 for the year ended December 31, 2008, as compared to $1.4 million for the year ended December 31, 2007. For the year ended December 31, 2008, interest expense represents the amortization of loan fees associated with our unused line of credit. During the first 6 months of 2007, we incurred interest expense on borrowings, primarily to fund equipment purchases to build out our network. On June 14, 2007, proceeds from our initial public offering were used to pay in full the outstanding principal balance of our equipment financing facility. As a result of the pay-down, we recognized approximately $0.5 million of expense related to the write-off of remaining unamortized deferred financing fees related to our Equipment Facility. As of December 31, 2008 and 2007, we had no outstanding balances due on any of our credit facilities. We do not expect to have any interest expense related to debt obligations in 2009.

Interest Income

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
Interest income	$5,098	$5,153	$(55)	(1)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased $0.1 million to $5.1 million for the year ended December 31, 2008, as compared to $5.2 million for the year ended December 31, 2007. The decrease in interest income was primarily due to lower market interest rates on decreased cash balances. During 2009, we anticipate interest income to decrease. We anticipate the average cash balance to be lower in 2009, as well as the earnings rate is expected to be much lower associated with the United States Federal Reserve interest rate reductions.

Other Income (Expense)

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
Other income (expense)	$(171)	$(144)	$(27)	(19)%

Other income (expense) for the year ended December 31, 2008 consists primarily of foreign exchange losses resulting from the re-measurement of accounts payable for invoices denominated in a foreign currency, and the effect of exchange rates on monetary balance sheet and income statement items and the application of the cost plus model on foreign operations in various countries. Other income (expense) for the year ended December 31, 2007 consists primarily of loss on disposal of assets and a loss on foreign exchange translation.

Income Tax Expense

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
Income tax expense	$16	$2,401	$(2,385)	(99)%

We had an income tax provision during the year ended December 31, 2008 of $16,000 or (.03)% of our pre-tax loss of $63.1 million which was different than our statutory income tax rate due primarily to the effect of an increase in valuation allowance, for the year ended December 31, 2008. For year ended December 31, 2007, we had an income tax expense of $2.4 million despite having a pre-tax loss of $70.6 million, due primarily to the effect of non-deductible stock compensation expenses not deductible for tax purposes and an increase in valuation allowance.

In 2008, approximately $2.0 million of stock-based compensation expense was not deductible for tax purposes, as certain executives and other employees made tax elections which established tax bases in these awards granted at lower than the fair value recognized within the financial statements. Future non-tax deductible expenses related to these equity awards are expected to be $2.6 million and $0.6 million for 2009 and 2010, respectively, based upon the unvested portion of the equity awards outstanding at December 31, 2008, and the anticipated vesting at that time.

Comparison of the Years Ended December 31, 2007 and 2006

Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
		(in thousands)
Revenue	$103,111	$65,243	$37,868	58%

Revenue increased 58%, or $37.9 million, to $103.1 million for the year ended December 31, 2007 as compared to $65.2 million for the year ended December 31, 2006. The increase in revenue for the year ended December 31, 2007 as compared to 2006 was primarily attributable to an increase in our recurring CDN service revenue of $37.7 million. The increase in CDN service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic and additional services sold to new and existing customers. As of December 31, 2007, we had 1,157 active customers under recurring CDN service revenue contracts as compared to 693 as of December 31, 2006. During the year ended December 31, 2007, we deferred $3.4 million of custom CDN services revenue from one customer as the amounts were part of a multi-element arrangement. Entering into the multi-element arrangement with this customer changed the way we accounted for revenue earned from this customer during 2007. The revenue from the custom CDN services is being recognized ratable over a 44 month period starting in July 2007. As new service and or license fees are billed it is added to the deferred revenue and amortized over the then remaining contract term. As of December 31, 2007, we had $3.0 million of deferred custom CDN services revenue remaining, of which approximately $1.0 million will be recognized in 2008, $1.0 million in 2009 and the remainder thereafter.

For the year ended December 31, 2007 and 2006, 12.8% and 8.0%, respectively, of our total revenues were derived from our operations located outside of the United States, primarily from Europe. No single country outside of the United States accounted for 10% or more of our total revenues during these years.

Cost of Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
		(in thousands)
Cost of revenue	$65,541	$35,978	$29,563	82%

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

Cost of revenue in 2007 and 2006 was composed of the following:

	Year Ended December 31,
	2007	2006
	(in millions)
Bandwidth and co-location fees	$36.3	$21.5
Depreciation — network	20.7	10.3
Royalty Expenses	1.1	1.6
Payroll and related employee costs	4.3	1.7
Share-based compensation expense	1.5	0.5
Other costs	1.6	0.4

Total cost of revenue	$65.5	$36.0

General and Administrative

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
		(in thousands)
General and administrative	$31,827	$18,388	$13,439	73%

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

General and administrative expenses increased 73%, or $13.4 million, to $31.8 million for the year ended December 31, 2007 as compared to $18.4 million for the year ended December 31, 2006. The increase in general and administrative expenses was primarily due to an increase of $3.9 million in share-based compensation expense, an increase of $2.2 million in professional fees, an increase of $4.2 million in litigation expenses, an increase of $1.9 million in bad debt expense and an increase in other expenses of $1.2 million. Our increase in professional fees of $2.2 million relates primary to increased accounting and tax services fees, costs incurred to become compliant with the requirements of the Sarbanes-Oxley Act of 2002 and other costs associated with being a publicly traded company. Our increase in litigation expenses of $4.2 million primary relates to our litigation with Akamai and MIT and the class action lawsuits filed against us, including $3.4 million which is reimbursable to us from an escrow fund established in connection with our 2006 stock repurchase. Other expenses include such items as rent, utilities, telephone, insurance, travel and travel-related expenses, fees and licenses and property taxes.

General and administrative expenses in 2007 and 2006 were composed of the following:

	Year Ended December 31,
	2007	2006
	(in millions)
Share-based compensation expense	$10.7	$6.8
Professional fees	2.5	0.3
Litigation expenses	7.3	3.1
Payroll and related employee costs	3.7	3.7
Bad debt expense	2.6	0.7
Other expenses	5.0	3.8

Total general and administrative	$31.8	$18.4

Sales and Marketing

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
		(in thousands)
Sales and marketing	$25,462	$6,841	$18,621	272%

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

Sales and marketing expenses in 2007 and 2006 were composed of the following:

	Year Ended December 31,
	2007	2006
	(in millions)
Payroll and related employee costs	$14.1	$4.3
Share-based compensation expense	4.0	0.3
Marketing programs	3.1	1.3
Travel and travel-related expenses	1.8	—
Professional fees	1.0	0.5
Reseller commissions	0.4	0.4
Other expenses	1.1	—

Total sales and marketing	$25.5	$6.8

Research and Development

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
		(in thousands)
Research and development	$5,504	$3,151	$2,353	75%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 75%, or $2.4 million, to $5.5 million for the year ended December 31, 2007, as compared to $3.2 million for year ended December 31, 2006. The increase in research and development was primarily due to an increase of $1.1 million in share-based compensation expense, $0.9 million in payroll and related employee costs associated with our hiring of additional network and software engineering personnel and $0.3 million in other costs. Other costs include such items as consulting, office supplies and telephone, licenses and recruiting fees.

Research and development expenses in 2007 and 2006 were composed of the following:

	Year Ended December 31,
	2007	2006
	(in millions)
Share-based compensation expense	$2.8	$1.7
Payroll and related employee costs	2.4	1.5
Other	0.3	—

Total research and development	$5.5	$3.2

Provision for Litigation

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
		(in thousands)
Provision for Litigation	$48,130	$—	$48,130	N/A

Provision for litigation relates to our accrual for the adverse jury verdict in the Akamai litigation. On February 29, 2008, a jury returned a verdict in favor of Akamai in the amount of $45.5 million plus pre-judgment interest estimated to be $2.6 million that we have recorded in 2007.

Interest Expense

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
		(in thousands)
Interest expense	$1,418	$1,828	$(410)	(22)%

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

Interest Income

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
		(in thousands)
Interest income	$5,153	$208	$4,945	2,376%

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

Other Income (Expense)

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
		(in thousands)
Other income (expense)	$(144)	$175	$(319)	(182)%

The decrease in other income (expense) was primarily due to loss on disposal of assets and a loss on foreign exchange translation.

Income Tax Expense

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
		(in thousands)
Income tax expense	$2,401	$2,591	$(190)	(7)%

We had an income tax expense during the year ended December 31, 2007 of $2.4 million or 3.4% of our pre-tax loss of $70.6 million which was higher than our statutory income tax rate due primarily to the effect of non-deductible stock compensation expenses and an increase in valuation allowance, for the year ended December 31, 2007. For the year ended December 31, 2006, we had an income tax expense of $2.6 million despite having a pre-tax loss of $0.8 million because approximately $7.6 million of stock-based compensation expense was not deductible by us for tax purposes.

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

As of December 31, 2008, our cash, cash equivalents and marketable securities classified as current totaled $174.6 million.

Cash Flow for the Years Ended December 31, 2008, 2007, and 2006

Operating Activities

Net cash used in operating activities was $6.2 million for the year ended December 31, 2008, compared to $25.0 million net cash provided by operating activities for the year ended December 31, 2007. The decrease in cash provided by operating activities was primarily due to changes in working capital resulting from increases in accounts receivable of $21.3 million and prepaid expenses of $2.3 million, and a decrease in accounts payable of $2.9 million, partially offset by increases in other current liabilities of $5.4 million and deferred revenue of $4.7 million, and a decrease in income taxes receivable of $2.0 million.

Net cash provided by operating activities was $25.0 million for the year ended December 31, 2007, compared to $6.3 million for the year ended December 31, 2006. The increase in cash provided by operating activities was primarily due to changes in working capital resulting from increases in deferred revenue of $12.2 million and other current liabilities of $3.6 million, and a decrease in income tax receivable of $2.6 million, partially offset by increases in accounts receivable of $9.7 million, prepaid expenses of $1.5 million and a decrease in accounts payable of $2.0 million.

We expect that cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2009, litigation expenses and fund potential damages associated with patent litigation. The timing and amount of future working capital changes, requirement to secure potential infringement damages and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Investing Activities

Cash provided by investing activities increased $134.0 million to $29.0 million for the year ended December 31, 2008, compared to $105.0 million used in investing activities for the year ended December 31, 2007. Cash provided by investing activities represented increases in cash received from the sale of short-tem marketable securities and lower capital expenditures primarily for network equipment associated with adding additional capacity and geographic expansion of our content delivery network.

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

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately 15% to 16% of total revenue in 2009.

Financing Activities

Cash provided by financing activities decreased $185.1 million to $1.1 million for the year ended December 31, 2008, as compared to $186.2 million for the year ended December 31, 2007. The decrease is primarily due to the receipt of net proceeds of approximately $203.9 million from our IPO on June 8, 2007, $3.5 million decrease in reimbursement of litigation expenses from our escrow account, $1.6 million excess tax benefits related to stock option exercises in 2007, offset by a net decrease in payments of $23.8 million on our bank line, and $0.3 million decrease in capital lease obligations.

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

Credit facilities with Silicon Valley Bank provided up to $25.0 million in the form of a term loan and up to a $5.0 million revolving credit facility for working capital requirements. The credit facility bears interest at a variable rate determined by using either the prime rate plus a margin or the LIBOR rate plus a margin, at our choice. The prime rate and LIBOR rate margins range from 0% to 1.5% or 2.0% to 3.25%, respectively, depending on our achievement of certain debt coverage ratios and the type of borrowing. The loan agreement contains financial and non-financial covenants, including maintaining a tangible net worth, as defined in the credit facility, of at least $30.0 million plus 50% of each quarter’s net income going forward. During the year ended December 31, 2008, we were in compliance with all required covenants. During the second quarter of 2007, we paid $25.3 million to extinguish the outstanding balances on all of our credit facilities. At December 31, 2007 we had no outstanding balance on any of our credit facilities and we had an unused line of credit of up to $5.0 million dollars. At December 31, 2008, we continued to have an unused line of credit of up to $5.0 million dollars. Under the terms of the line of credit, we can borrow up to 50% of the cash balances we hold at the bank, up to a maximum of $5.0 million dollars. We do not anticipate having to utilize the line of credit in 2009.

In connection with our Series B preferred stock financing in July 2006, an escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing and to fund 50% of the ongoing monthly expenses associated with the Akamai litigation. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. During the year ended December 31, 2007, we received reimbursements from this escrow of approximately $4.6 million. At December 31, 2007, the balance outstanding in the escrow was approximately $1.1 million. During the year ended December 31, 2008 we received reimbursement from this escrow of approximately $1.1 million. At December 31, 2008, the balance in the escrow was fully depleted.

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

At December 31, 2008, we had accrued $65.6 million associated with potential damages and interest owed to Akamai associated with the ongoing patent infringement litigation. During 2009, we may be required to issue an appeal bond to the court to securitize the potential damage award. Such a bond will require that we pledge a certain amount of our cash reserves as collateral. At this time we are unable to determine if an appeal bond would be required or the amount of such an appeal bond.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth and computer rack space. These leases expire on various dates ranging from 2009 to 2015. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2009 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow in absolute dollars but will be generally consistent with that of historical periods on an annual basis as a percentage of net revenue.

The following table presents our contractual obligations and commercial commitments, as of December 31, 2008 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations as of December 31, 2008	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$17,770	$12,160	$4,227	$1,239	$144
Rack space leases	23,040	15,415	7,625	—	—
Real estate leases	2,045	1,124	921	—	—

Total operating leases	42,855	28,699	12,773	1,239	144
Capital leases	—	—	—	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$42,855	$28,699	$12,773	$1,239	$144

Off Balance Sheet Arrangements

We do not have, and have never had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use Non-GAAP revenue, Non-GAAP net income (loss) and Adjusted EBITDA as a supplemental measure of our operating performance. We consider Non-GAAP revenue and net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effect from our multi-element contract as well as to eliminate the effects of share-based compensation, litigation expenses and provision for litigation. We define EBITDA as GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus income from our multi-element contract and expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period.

In our February 26, 2009 earnings press release as furnished on Form 8-K, we included Non-GAAP revenue and net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP revenue and net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP revenue and net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP revenue, net income, EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

•

while share-based compensation is a component of operating expense, the impact on our financial statements compared to other companies can vary significantly due to such factors as the assumed life of the options and assumed volatility of our common stock; and

•	other companies may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP revenue, Non-GAAP net income and Adjusted EBITDA only as supplemental support for management’s analysis of business performance. Non-GAAP revenue, Non-GAAP net income, EBITDA and Adjusted EBITDA are calculated as follows for the periods.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the Securities and Exchange Commission, we are presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial metrics to the comparable GAAP measures.

Reconciliation of GAAP Revenue to Non-GAAP Revenue

(In thousands)

(Unaudited)

	For the Year Ended December 31,
	2008	2007	2006
GAAP revenue	$129,530	$103,111	$65,243
Delivered CDN Services not yet recognized	—	3,053	—

Non-GAAP revenue	$129,530	$106,164	$65,243

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	For the Year Ended December 31,
	2008	2007	2006
GAAP net loss	$(63,067)	$(73,020)	$(3,377)
Deferred revenue	—	3,053	—
Deferred cost of traffic and services	—	(265)	—
Provision for litigation	17,515	48,130	—
Share-based compensation	18,058	18,910	9,248
Litigation defense expenses	20,799	7,295	3,121

Non-GAAP net (loss) income	$(6,695)	$4,103	$8,992

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA

(In thousands,)

(Unaudited)

	For the Year Ended December 31,
	2008	2007	2006
GAAP net loss	$(63,067)	$(73,020)	$(3,377)
Add: depreciation and amortization	27,031	21,596	10,542
Add: interest expense	55	1,418	1,828
Less: interest and other income	(4,927)	(5,009)	(383)
Plus income tax expense	16	2,401	2,591

EBITDA	$(40,892)	$(52,614)	$11,201
Add: deferred revenue	—	3,053	—
Less: deferred traffic and service costs	—	(265)	—
Add: provision for litigation	17,515	48,130	—
Add: share-based compensation	18,058	18,910	9,248
Add: litigation defense expenses	20,799	7,295	3,121

Adjusted EBITDA	$15,480	$24,509	$23,570

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any non-controlling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration, and other aspects of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, we adopted SFAS No. 141(R) on January 1, 2009 and will apply its provisions prospectively.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of December 31, 2008, we had no noncontrolling interests recorded in our balance sheet. We do not believe the adoption of SFAS No. 160 will have a material impact on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 on January 1, 2008, with no material effect on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 that would exclude leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. We do not expect the SFAS 157 staff position guidance to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3) which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 became effective on October 1, 2008. The adoption of FAS 157-3 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We currently do not utilize any derivative instruments and/or hedging activities. Since we do not have any derivative instruments and/or hedging activities, we do not believe that the adoption of this statement will have a material effect on our financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that invested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share (EPS) pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP requires all prior-period EPS data presented to be adjusted retrospectively and early application is not permitted. We awarded restricted stock and restricted stock units which included non-forfeitable dividend rights. We do not expect the adoption of FSP No. EITF 03-6-1 to have a material impact on our consolidated financial statements.

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

LIMELIGHT NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limelight Networks, Inc.

We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limelight Networks, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Limelight Networks, Inc. changed its method of accounting on January 1, 2007 for income taxes in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 13, 2009

Limelight Networks, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$138,180	$113,824
Marketable securities	36,463	83,273
Accounts receivable, net of reserves of $7,565 and $4,022 at December 31, 2008 and 2007, respectively	33,482	21,407
Income taxes receivable	7	1,960
Prepaid expenses and other current assets	7,834	4,469

Total current assets	215,966	224,933
Property and equipment, net	40,185	46,968
Marketable securities, less current portion	13	87
Other assets	628	1,440

Total assets	$256,792	$273,428

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,920	$8,523
Accounts payable, related parties	—	230
Deferred revenue, current portion	9,865	4,237
Provision for litigation	65,645	48,130
Other current liabilities	14,928	9,312

Total current liabilities	99,358	70,432
Deferred revenue, less current portion	7,303	8,189
Other long-term liabilities	—	770

Total liabilities	106,661	79,391
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 83,405 and 82,541 shares issued and outstanding at December 31, 2008 and 2007, respectively	83	83
Additional paid-in capital	290,593	271,586
Accumulated other comprehensive income	260	106
Accumulated deficit	(140,805)	(77,738)

Total stockholders’ equity	150,131	194,037

Total liabilities and stockholders’ equity	$256,792	$273,428

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenue	$129,530	$103,111	$65,243
Cost of revenue:
Cost of services	58,186	44,802	25,662
Depreciation — network	25,675	20,739	10,316

Total cost of revenue	83,861	65,541	35,978

Gross margin	45,669	37,570	29,265
Operating expenses:
General and administrative	52,440	31,827	18,388
Sales and marketing	34,916	25,462	6,841
Research and development	7,365	5,504	3,151
Depreciation and amortization	1,356	857	226
Provision for litigation	17,515	48,130	—

Total operating expenses	113,592	111,780	28,606

Operating (loss) income	(67,923)	(74,210)	659
Other income (expense):
Interest expense	(55)	(1,418)	(1,828)
Interest income	5,098	5,153	208
Other income (expense)	(171)	(144)	175

Total other income (expense)	4,872	3,591	(1,445)

Loss before income taxes	(63,051)	(70,619)	(786)
Income tax expense	16	2,401	2,591

Net loss	$(63,067)	$(73,020)	$(3,377)

Net loss per weighted average share:
Basic	$(0.77)	$(1.30)	$(0.13)

Diluted	$(0.77)	$(1.30)	$(0.13)

Shares used in per share weighted average share calculation:
Basic	82,060	56,092	25,079
Diluted	82,060	56,092	25,079

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Share-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	6,921	$7	—	$—	35,114	$35	$3,284	$(91)	$(71)	$(1,341)	$1,823
Net loss	—	—	—	—	—	—	—	—	—	(3,377)	(3,377)
Unrealized losses on investments, net of tax of $28	—	—	—	—	—	—	—	—	(42)	—	(42)

Comprehensive loss											(3,419)
Reclassification due to the adoption of SFAS No. 123R	—	—	—	—	—	—	(91)	91	—	—	—
Issuance of Series B preferred stock net of offering costs of $3,683	—	—	39,870	40	—	—	126,276	—	—	—	126,316
Conversion of Series A preferred stock to common stock	(1,851)	(2)	—	—	1,851	2	—	—	—	—	—
Exercise of common stock options	—	—	—	—	5,240	5	1,027	—	—	—	1,032
Exercise of unvested common stock options	—	—	—	—	3,241	3	(3)	—	—	—	—
Exercise of common stock warrants	—	—	—	—	5,861	6	1,048	—	—	—	1,054
Issuance of restricted common stock	—	—	—	—	1,845	2	(2)	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	2,055	—	—	—	2,055
Vesting of early exercised stock options	—	—	—	—	—	—	254	—	—	—	254
Value of warrants issued	—	—	—	—	—	—	496	—	—	—	496
Tax benefit from share based compensation	—	—	—	—	—	—	1,627	—	—	—	1,627
Escrow funds returned from share repurchase	—	—	—	—	—	—	729	—	—	—	729
Repurchase of common stock	—	—	—	—	(31,320)	(31)	(102,090)	—	—	—	(102,121)
Share-based compensation	—	—	—	—	—	—	7,193	—	—	—	7,193

Balance at December 31, 2006	5,070	5	39,870	40	21,832	22	41,803	—	(113)	(4,718)	37,039

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Share-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—	—	—	(73,020)	(73,020)
Recognition of other-than-temporary impairment	—	—	—	—	—	—	—	—	113	—	113
Unrealized gain on investments, net of tax of $74	—	—	—	—	—	—	—	—	110	—	110
Foreign exchange translation	—	—	—	—	—	—	—	—	(4)	—	(4)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(72,801)
Issuance of common stock, net of offering costs of $3,990	—	—	—	—	14,900	15	203,850	—	—	—	203,865
Conversion of Series A preferred stock to common stock	(5,070)	(5)	—	—	5,070	5	—	—	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(39,870)	(40)	39,870	40	—	—	—	—	—
Exercise of common stock options	—	—	—	—	771	1	196	—	—	—	197
Exercise of common stock warrants	—	—	—	—	98	—	14	—	—	—	14
Vesting of restricted common stock	—	—	—	—	—	—	3,201	—	—	—	3,201
Vesting of early exercised stock options	—	—	—	—	—	—	610	—	—	—	610
Excess tax benefit related to stock option exercise	—	—	—	—	—	—	1,596	—	—	—	1,596
Escrow funds returned from share repurchase	—	—	—	—	—	—	4,607	—	—	—	4,607
Share-based compensation	—	—	—	—	—	—	15,709	—	—	—	15,709

Balance at December 31, 2007	—	—	—	—	82,541	83	271,586	—	106	$(77,738)	194,037
Net loss	—	—	—	—	—	—	—	—	—	(63,067)	(63,067)
Recognition of other-than-temporary impairment	—	—	—	—	—	—	—	—	(3)	—	(3)
Unrealized gain on investments, net of tax of $85	—	—	—	—	—	—	—	—	(122)	—	(122)
Foreign exchange translation	—	—	—	—	—	—	—	—	279	—	279

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(62,913)
Exercise of common stock options	—	—	—	—	645	—	225	—	—	—	225
Vesting of restricted stock units	—	—	—	—	337	—	—	—	—	—	—
Restricted stock units surrendered in lieu of taxes	—	—	—	—	(75)	—	(169)	—	—	—	(169)
Cancellation of restricted stock	—	—	—	—	(43)	—	—	—	—	—	—
Escrow funds returned from share repurchase	—	—	—	—	—	—	1,070	—	—	—	1,070
Reversal of tax benefit related to NOL	—	—	—	—	—	—	(177)	—	—	—	(177)
Share-based compensation	—	—	—	—	—	—	18,058	—	—	—	18,058

Balance at December 31, 2008	—	$—	—	$—	83,405	$83	$290,593	$—	$260	$(140,805)	$150,131

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(63,067)	$(73,020)	$(3,377)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,031	21,596	10,542
Share-based compensation	18,058	18,910	9,248
Deferred income tax expense (benefit)	(91)	318	(471)
Provision for litigation	17,515	48,130	—
(Gain) loss on foreign currency exchange	(167)	42	—
Excess tax shortfalls (benefits) related to stock option exercises	177	(1,596)	—
Accounts receivable charges	9,250	5,805	1,162
Accretion of debt discount	—	424	143
Accretion of marketable securities	(427)	(805)	—
Loss on marketable securities	71	387	—
Gain on sale of property and equipment	—	—	(175)
Changes in operating assets and liabilities:
Accounts receivable	(21,326)	(9,686)	(14,415)
Prepaid expenses and other current assets	(2,253)	(1,458)	(2,071)
Income taxes receivable	1,953	2,616	(2,980)
Other assets	816	(687)	(423)
Accounts payable	(2,890)	(1,982)	3,725
Accounts payable, related parties	(230)	(551)	419
Deferred revenue	4,742	12,229	—
Other current liabilities	5,448	3,595	4,966
Other long term liabilities	(770)	740	—

Net cash (used in) provided by operating activities	(6,160)	25,007	6,293

Investing activities
Purchase of marketable securities	(65,125)	(109,570)	—
Sale of marketable securities	112,150	27,300	—
Purchase of property and equipment	(18,073)	(22,731)	(40,609)

Net cash provided by (used in) investing activities	28,952	(105,001)	(40,609)

Financing activities
Borrowings on credit facilities	—	—	32,873
Payments on credit facilities	—	(23,818)	(19,682)
Borrowings on line of credit	—	1,500	—
Payments on line of credit	—	(1,500)	(1,000)
Payments on capital lease obligations	—	(250)	(242)
Borrowings on notes payable — related parties	—	—	—
Payments on notes payable — related parties	—	—	(195)
Escrow funds returned from share repurchase	1,070	4,607	729
Excess tax benefits related to stock option exercises	(177)	1,596	1,627
Proceeds from exercise of stock options and warrants	225	211	2,086
Net proceeds from preferred stock issuances	—	—	126,316
Repurchase of common stock	—	—	(102,121)
Proceeds from initial public offering, net of issuance costs	—	203,865	—

Net cash provided by financing activities	1,118	186,211	40,391

Effect of exchange rate changes on cash	446	(4)	—

Net increase in cash and cash equivalents	24,356	106,213	6,075
Cash and cash equivalents, beginning of year	113,824	7,611	1,536

Cash and cash equivalents, end of year	$138,180	$113,824	$7,611

Supplement disclosure of cash flow information
Cash paid during the year for interest	$—	$1,020	$1,143

Cash paid during the year for income taxes	$235	$360	$4,805

Property and equipment remaining in accounts payable	$2,881	$4,049	$444

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

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

2. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term asset, provision for litigation, capitalized software, income and other taxes and the fair value of share-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate. The results of operations presented in this Annual Report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future periods.

As of January 1, 2008 the Company adopted statement No. 157, Fair Value Measurements (SFAS No. 157) for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. See footnote 20 for additional disclosure regarding SFAS No. 157.

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

The Company has on occasion entered into multi-element arrangements. When the Company enters into such arrangements, each element is accounted for separately over its respective service period or at the time of delivery, provided that there is objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services have begun to be provided, and other revenue recognition criteria has been satisfied.

If the multi-element arrangement includes a significant software component, the Company applies the provisions of Statement of Position, 97-2, (SOP 97-2) Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the receivable is probable. If a software license contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE cannot be established for all elements to be delivered, the Company defers all amounts received under the arrangement and does not begin to recognize revenue until the delivery of the last element of the contract has started. Subsequent to commencement of delivery of the last element, the Company commences revenue recognition. Amounts to be received under the contract are then included in the amortizable base and then recognized as revenue ratably over the remaining term of the arrangement until the Company has delivered all elements and has no additional performance obligations.

One of the Company’s multi-element arrangements provide for consulting services related to the development of a custom CDN solution, the cross-license of certain technologies, including certain components of the Company’s CDN software and technology, and post-contract customer support (PCS) for both the custom CDN solution and the software component (the Multi-Element Arrangement). The agreement also contains a commitment by the customer to transmit a certain amount of traffic over the Company’s network during a five-year period from commencement of the agreement or be subject to penalty payments.

For this arrangement the Company does not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as it has not licensed the intellectual property and software components, nor PCS separately. Accordingly the Company will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by paragraph 12 of SOP 97-2. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS has commenced. Concurrently with the signing of the Multi-Element Arrangement, the Company also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. The Company will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, the Company has attributed revenue for the service as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, the Company will record revenue on a monthly basis in an amount based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, the Company deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. During the years ended December 31, 2008 and 2007, the Company recognized approximately $5.1 million and $4.3 million, respectively, in revenue and approximately $0.1 million and $0.7 million, respectively, in costs of revenue related to this multi-element arrangement. As of December 31, 2008, the Company had remaining deferred revenue related to the Multi-Element Arrangement of $13.7 million, which is expected to be recognized ratably over the remaining 26 month contract period and had remaining related deferred costs of $0.2 million which are amortized over the same period.

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

From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, website, print and signage. The Company recorded barter revenue and expense of approximately $487,000, $854,000 and $670,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

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

The following is a summary of available-for-sale securities at December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$15,002	$36	$—	$15,038
Commercial paper	4,282	8	—	4,290
Corporate notes and bonds	17,195	62	(122)	17,135

Total available-for-sale debt securities	36,479	106	(122)	36,463
Publicly traded common stock	16	—	(3)	13

Total available-for-sale securities	$36,495	$106	$(125)	$36,476

At December 31, 2008, the Company evaluated its investment portfolio in available-for-sale debt securities, and noted unrealized losses of $122,000 were primarily due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2008 and 2007. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

At December 31, 2008, the Company evaluated its investment portfolio in publicly traded common stock to determine if there had been decline in market value that was considered to be other-than-temporary. The Company concluded that $71,000 of the decline associated with a publicly traded common stock was other than temporary and recorded an impairment charge in interest income.

The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 2008, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$19,384	$44	$—	$19,428
Due after one year and less than two years	17,095	62	(122)	17,035

	$36,479	$106	$(122)	$36,463

The following is a summary of available-for-sale securities at December 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$19,764	$68	$(3)	$19,829
Commercial paper	43,916	3	(10)	43,909
Corporate notes and bonds	19,397	141	(3)	19,535

Total available-for-sale debt securities	83,077	212	(16)	83,273
Publicly traded common stock	87	—	—	87

Total available-for-sale securities	$83,164	$212	$(16)	$83,360

The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 2007, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$64,092	$16	$(16)	$64,092
Due after one year and less than two years	18,985	196	—	19,181

	$83,077	$212	$(16)	$83,273

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

The allowance for doubtful accounts is based upon a review of customer accounts receivable where the Company no longer believes the customer has the intent or ability to pay outstanding balances. The Company performs ongoing credit evaluations of its customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in the deferral of revenue until the Company receives consistent payments.

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

Network equipment	3 years
Computer equipment	3 years
Capitalized software	3 years
Furniture and fixtures	3-5 years
Other equipment	3-7 years

Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the respective lease term. Maintenance and repairs are charged to expense as incurred.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually and whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company would recognize an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. The Company treats any write-downs as permanent reductions in the carrying amounts of the assets. The Company believes the carrying amounts of its assets at December 31, 2008 and 2007 are fully realizable and has not recorded any impairment losses.

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

Cost of Revenue

Cost of revenues consists primarily of fees paid to network providers for bandwidth and for housing network equipment in third-party network data centers, also known as co-location costs. Cost of revenues also includes employee costs, network storage costs, cost of professional services, costs of licenses, and depreciation of network equipment. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from several months to four years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above contracted minimums. A significant portion of the CDN traffic delivery is completed through direct connection to internet service provider networks, called peering, generally at no charge. This avoids entirely the bandwidth cost associated with the delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of the Company’s servers nor does the Company recognize as expense the value of the rack space and bandwidth received at no cost.

Research and Development and Software Development Costs

The Company charges research and development costs, other than certain software development costs, to expense as incurred. Software development costs incurred subsequent to the establishment of technological feasibility and prior to the introduction into the Company’s content delivery network are capitalized and amortized to cost of revenue over the estimated useful life of the related software. There were no costs capitalized at December 31, 2008, 2007 or 2006 because the costs incurred from technological feasibility to the introduction into the network were immaterial.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term asset, provision for litigation, capitalized software, income and other taxes, the fair value of share-based compensation and other contingent liabilities.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any non-controlling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration, and other aspects of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company adopted SFAS No. 141(R) on January 1, 2009 and will apply its provisions prospectively.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of December 31, 2008, the Company had no noncontrolling interests recorded in its balance sheet. The Company does not believe the adoption of SFAS No. 160 will have a material impact on its financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2008, with no material effect on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3) which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 became effective on October 1, 2008. The adoption of FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not utilize any derivative instruments and/or hedging activities. Since the Company does not have any derivative instruments and/or hedging activities, the Company does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	December 31,
	2008	2007
Non-income taxes receivable (VAT)	$3,030	$2,109
Prepaid bandwidth services	2,538	—
Interest receivable	388	506
Employee advances and prepaid recoverable commissions	149	118
Prepaid royalties and licenses	—	525
Other	1,729	1,211

Total prepaid expenses and other current assets	$7,834	$4,469

The Company is subject to and has paid Value Added Tax (VAT) in certain foreign jurisdictions in which it operates. Based on analysis and application of the VAT laws in particular locations, the Company believes it has overpaid VAT and is currently seeking a refund.

4. Property and Equipment

Property and equipment include (in thousands):

	December 31,
	2008	2007
Network equipment	$96,698	$79,770
Computer equipment	3,273	1,573
Furniture and fixtures	676	291
Leasehold improvements	2,221	1,411
Other equipment	446	207

	103,314	83,252
Less: accumulated depreciation	(63,129)	(36,284)

	$40,185	$46,968

Depreciation and amortization expense was approximately $27.0 million, $21.6 million, and $10.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

5. Other Current Liabilities

Other current liabilities include (in thousands):

	December 31,
	2008	2007
Accrued legal fees	$3,662	$137
Accrued compensation and benefits	3,594	1,900
Accrued cost of revenue	3,491	3,007
Non income taxes payable	1,492	3,161
Other accrued expenses	2,689	1,107

	$14,928	$9,312

The Company has determined that certain transactions are subject to sales tax in some of the states in which it operates. Accordingly, the Company has recorded a liability for those amounts which are probable and reasonably estimated, pursuant to the application of FAS 5.

6. Litigation

In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against the Company in the U.S. District Court for the District of Massachusetts alleging that the Company was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, U.S. Patent No. 6,553,413 (the 413 patent) and U.S. Patent No. 6,108,703 (the 703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent, U.S. Patent No. 7,103,645 (the 645 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that the Company infringed four claims of the ‘703 patent at issue and rejecting the Company’s invalidity defenses for the period April 2005 through December 31, 2007. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages. In addition, the jury awarded prejudgment interest which the Company estimates to be $2.6 million at December 31, 2007. The Company recorded an aggregate $48.1 million as a provision for litigation as of December 31, 2007. A key determinant in the Company’s ability to estimate possible future charges is the extent to which we are able to determine a correlation between the jury awarded amount to the various elements of the allegations. During the year ended December 31, 2008, the Company estimated its revenue from alleged infringing methods totaled approximately 25% of total revenue. The Company recorded a potential additional provision for litigation totaling $15.5 million, plus additional interest of $2.0 million, for the year ended December 31, 2008. The total provision for litigation at December 31, 2008 was $65.6 million. Although the Company believes that as of December 31, 2008, it has migrated all CDN services to a non-infringing method, that belief may be challenged by Akamai. Depending upon whether we receive a challenge from Akamai and also upon judicial determinations made in connection with such a challenge, there could be additional charges recorded by the Company in future periods, in addition to continuing interest on the existing provision amount. The Company, during its financial statement close process, evaluates if additional accrual amounts are required at each reporting period. The Company would record additional accrual amounts to the extent the Company determines amounts are probable of being paid and are also reasonably estimable. Such amounts could be, but are not limited to, damages associated with post judgment lost profits, price erosion, and royalties as well as interest related to pre-and-post-judgment amounts. Akamai is also seeking a permanent injunction to enjoin the Company from further infringement of the ‘703 patent. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our consolidated statement of operations. We expect that these expenses will continue to remain significant.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining the Company from conducting its business in a manner that infringed the relevant patents. A jury trial was conducted in the U.S. District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to Limelight finding that Limelight did not infringe the Level 3 patents. The Company believes the jury verdict finding Limelight does not infringe the Level 3 patents is correct, and that the claims of infringement asserted against the Company by Level 3 in the litigation were without merit. In the event of an appeal by Level 3 the Company intends to vigorously defend the action. There can be no assurance at this time that, if an appeal is filed by Level 3, that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact the Company’s ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. The Company is not able at this time to estimate the range of potential loss nor, in light of the favorable jury verdict, does it believe that a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

In August 2007, the Company, certain of its officers and current and former directors, and the firms that served as the lead underwriters in the Company’s initial public offering were named as defendants in several purported class action lawsuits filed in the U.S. District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserted causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased the Company’s common stock in its initial public offering and/or pursuant to its Prospectus. The complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning the seasonality of its business and the loss of revenue related to certain customers. On March 17, 2008, the Company and the individual defendants moved to dismiss all of the plaintiffs’ claims and a hearing was held on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of the Company. On September 5, 2008, Plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. Although the Company believes that it and the individual defendants have meritorious defenses to the plaintiffs’ claims and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits may have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not able at this time to estimate the range of potential loss nor does it believe that a loss is probable. Therefore, there is no provision for these lawsuits in the Company’s financial statements.

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

7. Net Loss Per Share

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

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Historical net income (loss) per share
Numerator:
Net loss	$(63,067)	$(73,020)	$(3,377)
Less: Income allocable to preferred stockholders	—	—	—

Net loss allocable to common stockholders	$(63,067)	$(73,020)	$(3,377)

Denominator:
Weighted average common shares	82,932	57,982	25,975
Less: Weighted-average unvested common shares	(872)	(1,890)	(916)

Denominator for basic net loss per share	82,060	56,092	25,059
Dilutive effect of stock options and shares subject to repurchase	—	—	—
Dilutive effect of outstanding stock warrants	—	—	—

Denominator for diluted net loss per share	82,060	56,092	25,059

Basic net loss per share	$(0.77)	$(1.30)	$(0.13)

Diluted net loss per share	$(0.77)	$(1.30)	$(0.13)

Basic and diluted net loss per share for the year ended December 31, 2007 have been changed from amounts previously reported due to an adjustment to correctly state the weighted-average common shares. For the year ended December 31, 2007 basic and diluted net loss per share was previously reported as ($1.26) and is now ($1.30).

The following outstanding options, common stock subject to repurchase and common stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	2008	2007	2006
Options to purchase common stock and stock subject to repurchase	2,168	4,105	5,603

8. Comprehensive Loss

The following table presents the calculation of comprehensive loss and its components (in thousands):

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Net loss	$(63,067)	$(73,020)	$(3,377)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments	(125)	223	(42)
Foreign exchange translation	279	(4)	—

Other comprehensive (loss) income	154	219	(42)

Comprehensive loss	$(62,913)	$(72,801)	$(3,419)

For the periods presented, accumulated other comprehensive gain (loss) consisted of (in thousands):

	December 31,
	2008	2007
Net unrealized gain (loss) on investments, net of tax	$(15)	$110
Foreign currency translation	275	(4)

Total accumulated other comprehensive loss	$260	$106

In 2007, the Company recognized in interest income an impairment loss of $0.4 million related to an investment in a publicly traded equity security.

9. Notes Payable and Credit Facilities

Credit Facilities

At December 31, 2006, the Company had an aggregate outstanding balance under Equipment Facility agreements of $23.8 million. On June 14, 2007, the Company used $23.8 million of the net proceeds from its Initial Public Offering to repay in full the outstanding balance of the Company’s equipment financing facility. During the second quarter of 2007 the equipment facility and the line of credit were extinguished. As a result of the extinguishment, the then remaining $207,000 of unamortized debt discount was immediately expensed.

Line of Credit — Investment Fund

The Company had a line of credit with an investment fund with a credit limit of $6.5 million or up to 65% of recurring revenues as measured monthly over a rolling 3-month period (the Extended Borrowing Base). In February 2007, the agreement was amended to increase the credit line to $7.5 million . The line of credit was extinguished during the second quarter of 2007. As a result of the extinguishment, the then remaining $200,000 of unamortized debt discount was immediately expensed.

Line of Credit — Bank

The Company has a $5.0 million bank Line of Credit that bears an interest rate of prime plus 0.75% with maturity of October 31, 2009. The Company can borrow up to 50% of the cash balance it holds at the bank, up to a maximum of $5.0 million. At December 31, 2008 and 2007 the Company had no outstanding balance on the line of credit.

The Line of Credit is collateralized by all equipment, accounts receivable and intangible property of the Company.

The Company was subject to various debt covenants and was in compliance with covenants at December 31, 2008 and 2007.

Interest expense on the Line of Credit was approximately $-0-, $0.9 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

10. Warrants

The Company has issued warrants to purchase common stock related to employee compensation and in connection with various debt arrangements. Prior to 2006, the Company granted a total of approximately 6,187,000 warrants. On February 24, 2006, in connections with obtaining its Equipment Facility, the Company issued warrants to purchase 257,813 shares of common stock for an exercise price of $0.27 per share with a term of seven years. The warrants were determined to have a fair value at date of grant of approximately $287,000. On

February 24, 2006, in connection with obtaining its Line of Credit the Company issued warrants to purchase 187,500 shares of common stock with an exercise price of $0.27 per share, a term of 7 years and determined fair value at date of grant of approximately $209,000.

The following is a summary of activity related to warrants granted:

	Number of Warrants	Exercise Price Range
	(In thousands)
Outstanding at January 1, 2006	6,187	$0.05-$0.60
Issued	446	$0.27
Exercised	(5,861)	$0.05-$0.60
Expired	(674)	$0.05

Outstanding at December 31, 2006	98	$0.15
Exercised	(98)	$0.15

Outstanding at December 31, 2007 and 2008	—	—

The Company did not issue any warrants in 2007 or 2008.

11. Stockholders’ Equity

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

Common Stock

The Board of Directors has authorized 150,000,000 shares of $0.001 par value Common Stock at December 31, 2008. The Company has reserved 8,474,000 unissued shares of Common Stock for options outstanding under the incentive compensation plan.

Preferred Stock

On June 13, 2007, the Company amended its certificate of incorporation to authorize the issuance of up to 7,500,000 shares of preferred stock. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the Board of Directors. As of December 31, 2008, the Board of Directors had not adopted any resolutions for the issuance of preferred stock.

12. Share-Based Compensation

The Company accounts for its share-based compensation pursuant to SFAS No. 123 (revised 2004) Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires measurement of all employee share-based payment awards using a fair-value method. The grant date fair value is determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires the Company to make key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. The Company has estimated the volatility rates used as inputs to the model based on an analysis of the most similar public companies for which it has data. The selection of representative companies as well as in evaluating the available historical volatility data for these companies requires considerable judgment by the Company.

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

The Company will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based awards on a prospective basis, and in incorporating these factors into the model. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost.

Incentive Compensation Plans

The Company maintains Incentive Compensation Plans (the Plans) to attract, motivate, retain and reward high-quality executives and other employees, officers, directors and consultants by enabling such persons to acquire or increase a propriety interest in the Company. The Plans are intended to be qualified plans under the Internal Revenue Code.

The Plans allow the Company to award stock option grants and restricted stock to employees, directors and consultants of the Company. Through December 31, 2008 the Company has granted awards to employees, directors and consultants. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of the Company’s common stock on the date of the grant. Stock options and restricted stock are generally subjected to 4 year vesting with the first 25% of the grant vesting on the first anniversary date of the grant, with the remainder vesting monthly thereafter.

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

Share-based compensation expense for the year ended December 31, 2006 includes the difference between the reassessed accounting fair value per share of the common stock on the date of grant and the exercise price per share and is amortized over the vesting period of the underlying options using the straight-line method. There are significant judgments and estimates inherent in the determination of the reassessed accounting fair values. For this and other reasons, the reassessed accounting fair value used to compute the share-based compensation expense may not be reflective of the fair market value that would result from the application of other valuation methods, including accepted valuation methods for tax purposes.

Data pertaining to stock option activity under the Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2005	6,191	$0.21
Granted	8,078	2.19
Exercised	(8,481)	0.23
Cancelled	(137)	0.43

Balance at December 31, 2006	5,651	2.98
Granted	4,725	8.77
Exercised	(771)	0.24
Cancelled	(1,131)	5.42

Balance at December 31, 2007	8,474	6.17
Granted	3,835	5.57
Exercised	(645)	0.34
Cancelled	(4,825)	8.21

Balance at December 31, 2008	6,839	$4.94

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2008:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	2,135	6.61	$0.34	1,383	$0.33
$ 1.51 — $ 3.00	505	8.96	2.31	128	2.10
$ 3.01 — $ 4.50	548	9.28	3.47	—	—
$ 4.51 — $ 6.00	119	9.64	5.12	5	5.78
$ 6.01 — $ 7.50	2,346	8.03	6.44	316	6.45
$ 7.51 — $ 9.00	382	5.54	7.77	189	7.78
$ 9.01 — $10.50	10	8.86	9.93	10	9.93
$10.51 — $12.00	182	8.46	11.13	77	11.17
$12.01 — $13.50	8	8.85	12.52	2	12.52
$13.51 — $15.00	604	8.41	15.00	227	15.00

	6,839			2,337

The weighted-average grant-date fair value of options granted during the year ended December 31, 2008, 2007 and 2006 on a per-share basis was approximately $4.03, $9.25 and $3.43, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $2.3 million, $3.0 million and $41.8 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2008 is $4.6 million.

Beginning on January 1, 2006, and upon the adoption for SFAS No. 123R, the fair value of each new option awarded is estimated on the grant date using the Black-Scholes-Merton model using the assumptions noted in the following table:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Expected volatility	84.84%	84.47%	84.47%
Expected term, years	5.83	5.79	5.79
Risk-free interest	4.32%	4.71%	4.71%
Expected dividends	0.00%	0.00%	0.00%

The Company recognizes expense using the straight-line attribution method. Unrecognized share-based compensation related to stock options totaled $20.7 million at December 31, 2008. The Company expects to amortize unvested stock compensation related to stock options over a weighted average period of 3.22 years at December 31, 2008.

The Company’s expected volatility is derived from its own volatility rate as a publicly traded company and historical volatilities of similar public companies within the Internet services and network industry. Each company’s historical volatility is weighted based on certain qualitative factors and combined to produce a single volatility factor used by the Company. The risk-free interest factor is based on the U.S. Treasury yield curve in effect at the time of the grant for zero coupon U.S. Treasury notes with maturities of approximately equal to each grant’s expected term. The expected term is calculated using the “short-cut” method provided in the Securities Exchange Commission’s Staff Accounting Bulletin No. 107, which takes into consideration the grant’s contractual life and the vesting periods. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Any impact from a forfeiture rate adjustment will be recognized in full in the period of the adjustment. During the year ended December 31, 2008, 2007 and 2006, the Company recorded share-based compensation related to stock options under the fair value requirements of SFAS No. 123R of approximately $10.6 million, $15.7 million and $7.2 million, respectively.

Effective May 15, 2008 the Company initiated a Stock Option/Restricted Stock Unit Exchange Offer (the Offer). Pursuant to the Offer, employees (other than executive officers) had the opportunity to exchange certain stock options issued by the Company after April 1, 2007 for restricted stock units (RSUs). The exchange ratio was one RSU in exchange for two stock options. The RSUs vest one-sixth on December 1, 2008 and one-sixth each six months thereafter such that all RSUs issued pursuant to the Offer will be vested no later than June 1, 2011. The Offer was carried out in accordance with tender offer documents filed with the SEC on May 15, 2008. The Offer expired June 16, 2008. In aggregate, 2,002,100 eligible stock options were tendered by eligible employees and 1,001,051 RSUs were issued in exchange pursuant to the Offer. In addition, the Company entered into agreements with executive officers whereby 875,000 stock options were exchanged for 437,500 RSUs. The Company determined this was a Type I (probable-to-probable) modification under SFAS No. 123R for substantially all of the tendered options. Accordingly, the Company measured the incremental fair value of the RSUs issued over that of the options tendered and recorded $29,000 of additional unrecognized share-based compensation related to the Offer. This additional unrecognized share-based compensation, as well as unrecognized share-based compensation related to the options tendered in the Offer, will be recognized over the vesting period of the RSUs using the straight-line method over the vesting period.

The Offer also included the exchange of performance-based stock options for one employee. At the time of the Offer, the Company determined the original award was not probable of being earned, and had not recorded any share-based compensation expense. As such, the exchange of this performance-based option for RSUs is considered to be a Type III (improbable to probable) modification under SFAS No. 123(R). The Company measured the fair value of the RSUs issued in the Offer, and will recognize the expense using the straight-line method over the vesting period.

On May 13, 2008 the Company granted 537,500 RSUs to certain executive officers, The vesting of these RSUs began on December 1, 2008 and will continue vesting in increments of 1/6th every six months, such that all RSUs granted will vest no later than June 1, 2011, subject to the individual continuing to be an employee of the Company through each relevant vesting date. On October 20, 2008, the Company issued one of its officers 350,000 RSUs. The vesting of these RSUs began on the one month anniversary of October 20, 2008 and an additional 1/48th on the 20th day of each calendar month thereafter, provided he continues to be a service provider to the Company through each date. On November 25, 2008, the Company issued one of its officers 100,000 RSUs. The vesting of the 100,000 RSUs, vest fifty percent (50%) 90 days after November 25, 2008, and fifty percent (50%) on the second anniversary of November 25, 2008. On December 29, 2008, the Company issued to one of its officers 150,000 RSUs. One sixteenth (1/16th) of the RSUs vest on March 1, 2009, and 1/16th of the RSUs vest on each of June 1, September 1, December 1, and March 1 thereafter through and including December 1, 2012.

In November 2008, the Company entered into an Equity Award Amendment with the Company’s Chief Executive Officer (CEO). In connection with this award, 750,000 options to purchase common stock were cancelled and another 750,000 options were modified. In exchange, the CEO received 500,000 RSUs of which 100,000 are service awards vesting over two years and the remaining 400,000 are performance awards. Accordingly, the Company measured the incremental fair value of the RSUs issued over the fair value of the options cancelled and modified and calculated there to be $317,500 of additional unrecognized share-based compensation which will be recognized over the vesting period of the modified options and RSUs granted. The performance based RSUs will only vest if the Company exceeds specified revenue and cash gross margin targets during the quarters ending on or before March 31, 2010. The RSUs are separated into four tranches of 100,000 Performance RSU’s each. The maximum number of performance-based RSUs that may vest is based on the achievement of specific quarterly financial targets. Any Performance RSUs that have not vested based on the achievement of the quarterly financial targets with respect to quarters on or before March 31, 2010, will expire and be cancelled immediately following the determination of the Company’s financial performance for the last quarter ending on or before March 31, 2010.

The following table summarizes the different types of restricted stock units (“RSUs”) outstanding:

Years Ended December 31, 2008
(In thousands)
RSUs with service-based vesting conditions	2,199
Performance-based RSUs	419

Unvested RSUs at December 31, 2008	2,618

Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the share-based compensation expense is being recognized over the service period of the award.

Data pertaining to restricted stock units activity under the Plan is as follows:

	Number of Units	Weighted Average Fair Value Price
	(In thousands)
Balance at December 31, 2007	—	$—
Granted	2,976	6.75
Vested	(337)	8.58
Cancelled	(21)	11.61

Balance at December 31, 2008	2,618	$6.52

The weighted-average grant-date fair value of restricted stock units granted during the year ended December 31, 2008 was approximately $6.75. The total intrinsic value of the units vested during the year ended December 31, 2008 was approximately $0.8 million. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2008 is $6.4 million.

The Company has also granted restricted stock awards to certain employees. In 2006, the Company granted 1,845,000 shares of restricted stock with a deemed fair value of $12.2 million. The restricted stock awards were valued at the deemed fair value of the Company’s common stock on the date of grant and the total value of the award is expensed ratably over the service period of the award. There were no grants of restricted stock during the years ended December 31, 2008 and 2007, respectively.

Also during 2006, certain executives of the Company early exercised 2,939,000 unvested stock options and received restricted stock. The restrictions on these shares lapse under the vesting terms of the original option grants.

Data pertaining to restricted stock activity under the Plan is as follows:

Number Shares
(In thousands)
Balance at December 31, 2005	—
Granted	4,784
Vested	(1,146)
Cancelled	—

Balance at December 31, 2006	3,639
Granted	—
Vested	(2,508)
Cancelled	—

Balance at December 31, 2007	1,131
Granted	—
Vested	(623)
Cancelled	(43)

Balance at December 31, 2008	465

Share-based payment compensation related to all restricted stock awards and restricted stock units for the years ended December 31, 2008, 2007 and 2006 was approximately $7.5 million, $3.2 million and $2.1 million, respectively. At December 31, 2008 there was $18.3 million of total unrecognized compensation costs related to non-vested restricted stock awards and restricted units share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.33 years as of December 31, 2008.

The Company’s stock option plan contains an “early exercise” provision. Upon early exercise of the option, the exercising holder receives restricted common stock. The restricted stock shares vest over the same period as the original stock option award. If the restricted stock does not vest because the required service period is unmet, the Company has the option to reacquire the restricted common stock for the lesser of the amount paid to acquire it or the fair value of the common stock at the call date. During 2006, the Company received $864,000 in cash resulting from the early exercise of options to purchase 3,240,944 shares of restricted common stock. As of December 31, 2008 and 2007 there were no unvested shares of restricted common stock related to the early exercise of stock options subject to repurchase by the Company.

The Company recognizes expense using the straight-line attribution method. We also estimate when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of stock-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent our estimates of awards considered probable of being earned changes, the amount of stock-based compensation recognized will also change. The Company recorded share-based compensation expense related to stock options, restricted stock and RSUs under the fair value requirements of SFAS No. 123R during the year ended December 31, 2008, 2007 and 2006 of approximately $18.1 million, $18.9 million and $9.2 million, respectively. Of these charges, approximately $6.7 million in 2007 and $5.8 million in 2006 relate to options granted to our four founders in connection with our Series B preferred stock financing in July 2006. Unrecognized share-based compensation expense totaled $39.0 million at December 31, 2008, which is expected to be recognized over a weighted average period of 2.53 years.

The following table summarizes the components of share-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 in accordance with SFAS No. 123R (in thousands):

	Years Ended December 31,
	2008	2007	2006
Share-based compensation expense by type of award:
Stock options	$10,576	$15,709	$7,193
Restricted stock awards and units	7,482	3,201	2,055

Total share-based compensation expense	$18,058	$18,910	$9,248

Effect of share-based compensation expense on income by line:
Cost of services	$2,243	$1,489	$459
General and administrative expense	8,060	10,653	6,794
Sales and marketing expense	5,400	3,948	334
Research and development expense	2,355	2,820	1,661

Total cost related to share-based compensation expense	$18,058	$18,910	$9,248

13. Related Party Transactions

In July 2006, an aggregate of 39,869,960 shares of Series B Preferred was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of our initial public offering became holders of more than 10% of the Company’s common stock. On June 14, 2007, upon the closing of the Company’s IPO, all outstanding shares of the Company’s Series B Convertible Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. As of December 31, 2008 and 2007, Goldman, Sachs & Co. owned approximately 36% and 37%, respectively, of the Company’s outstanding common stock.

The Company leases office space from a company owned by one of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $12,000, $12,000 and $20,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company sells services to several entities owned, in whole or in part, by several Company executives. Revenue derived from related parties was less than 1% for each of the three years ended December 31, 2008, 2007 and 2006, respectively. Management believes that all of the Company’s related party transactions reflected arm’s length terms.

14. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space which expire through 2011. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of December 31, 2008 are as follows (in thousands):

2009	$1,124
2010	815
2011	106
2012	—
2013 and thereafter	—

Total minimum payments	$2,045

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. The following summarizes minimum commitments as of December 31, 2008 for the next five years (in thousands):

2009	$27,575
2010	10,071
2011	1,781
2012	928
2013 and thereafter	455

Total minimum payments	$40,810

Rent and operating expense relating to these operating lease agreements and bandwidth and co-location agreements was approximately $46.6 million, $36.8 million and $21.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Capital Leases

During 2007, the Company paid in full all capital leases. In connection with the early repayment of these leases, the Company paid penalty amounts resulting in additional interest expense. As of December 31, 2008 and 2007, the company had no commitments under any capital lease obligations.

Interest expense related to capital leases was approximately $-0-, $85,000 and $66,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

15. Concentrations

One customer, Microsoft, accounted for more than 10% of our revenue for the years ended December 31, 2008 and 2007. For the year ended December 31, 2006, we had one customer, CDN Consulting, which acted as a reseller of our services primarily to MySpace.com, who accounted for more than 10% of our revenue.

Revenue from non-U.S. sources aggregated approximately $20.7 million, $13.2 million and $5.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

16. Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Income (loss) before income taxes:
United States	$(63,592)	$(72,083)	$(1,444)
Foreign	541	1,464	658

	$(63,051)	$(70,619)	$(786)

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$(530)	$1,397	$2,669
State	(30)	115	199
Foreign	667	421	194

Total current	107	1,933	3,062
Deferred:
Federal	(77)	399	(404)
State	(14)	69	(67)
Foreign	—	—	—

Total deferred	(91)	468	(471)

Total provision	$16	$2,401	$2,591

A reconciliation of the Company’s tax provision (benefit) to the expected tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Tax expense (benefit) at the federal statutory rate — 35%	$(22,068)	$(24,717)	$(275)
Share based compensation	698	4,143	2,729
State income taxes, net of the federal effect	(1,020)	(3,112)	88
Valuation allowance changes affecting federal income tax expense	21,475	25,723	—
Contingency reserve	—	—	100
Uncertain tax positions	667	399	—
Change in state rate	984	—	—
Other	(720)	(35)	(51)

Tax provision	$16	$2,401	$2,591

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2008	2007
Deferred tax assets:
Accounts receivable reserves	$269	$1,015
Share-based compensation	9,312	3,353
Deferred revenue	5,559	1,375
Provision for litigation	24,811	18,967
Fixed assets	2,527	280
Marketable equity securities	88	153
NOL carryforward	4,034	—
AMT credit carryforward	331	—
Foreign tax credit	596	504
Other	246	76

Total deferred tax assets	47,773	25,723
Deferred tax liabilities:
Prepaid expenses	(167)	—
State taxes	(129)	—
Other	(82)	—

Total deferred tax liabilities	(378)	—

Valuation allowance	(47,395)	(25,723)

Net deferred tax assets	$—	$—

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is the Company’s intent to permanently reinvest such earnings. At December 31, 2008, the Company had $10.9 million federal and $6.4 million state net operating loss carryforwards, excluding amounts anticipated from the exercise of non-qualified stock options. Under the carryback provisions available for federal income tax purposes, the Company has carried back the maximum federal net operating loss allowed. The Company’s federal net operating losses will begin to expire in 2027. For state income tax purposes, a carryback of the loss is not available; however, the state net operating loss can generally be carried forward and used to offset future state taxable income. The state net operating loss carryforwards will begin to expire in 2012.

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

In making the determination of whether the recoverability of the Company’s deferred tax assets was likely under SFAS No. 109 as of December 31, 2008, management determined there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude that it was more likely than not that approximately $47.4 million of the Company’s net deferred tax assets would not be realized and accordingly established a full valuation allowance.

A summary of the activities associated with our FIN 48 reserve for unrecognized tax benefits, interest and penalties follow (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2007	$240
Increases related to current year tax positions	364
Expiration of statute of limitations for the assessment of taxes	—
Other	—

Balance at December 31, 2007	604
Increases related to current year tax positions	604
Expiration of statute of limitations for the assessment of taxes	—
Other	—

Balance at December 31, 2008	$1,208

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 did not result in the recognition of a cumulative effect of adoption of a new accounting principle adjustment. The Company recognized a foreign tax obligation which generated a corresponding deferred tax asset in the United States of $240,000 at adoption of FIN 48. The Company does not anticipate its unrecognized tax benefits will decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2008, the Company had an interest and penalties accrual related to unrecognized tax benefits of $232,000, which increased $66,000 during 2008.

The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2004 through 2007 generally remain subject to examination by federal and most state tax authorities. As of December 31, 2008, the Company is under Federal examination for the year ended December 31, 2006.

17. Advertising and Marketing

Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of Internet, trade show and publications advertising, were approximately $1.9 million, $2.7 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

18. 401(k) Plan

Effective January 1, 2004, the Company adopted the Limelight Networks 401(k) Plan covering effectively all employees of the Company. The plan is a 401(k) profit sharing plan in which participating employees are fully vested in any contributions they make. Through December 31, 2006, the Company was not obligated to make matching contributions. No matching contributions were made by the Company in 2006.

Effective January 1, 2007, the Company amended the plan to include a Company match. The Company will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Company employees may elect to reduce their current compensation by up to 15% or the statutory limit. The Company made matching contributions of $0.6 million and $0.5 million, respectively, during the years ended December 31, 2008 and 2007.

19. Segment Reporting

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenue
Domestic revenue	$108,819	$89,867	$60,152
International revenue	20,711	13,244	5,091

Total revenue	$129,530	$103,111	$65,243

	Years Ended December 31,
	2008	2007	2006
Long-lived Assets
Domestic long-lived assets	$28,701	$33,490	$39,198
International long-lived assets	11,484	13,478	2,586

Total long-lived assets	$40,185	$46,968	$41,784

20. Fair Value Measurements

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

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds, and US Government Agency Bonds which are classified as marketable securities on the Company’s consolidated balance sheet. All of these investments are publicly traded and for which market prices are readily available.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government agency bonds	$15,038	$15,038	$—	$—
Commercial paper	4,290	—	4,290	—
Corporate notes and bonds	17,135	17,135	—	—
Publicly traded common stock	13	13	—	—

Total assets measured at fair value	$36,476	$32,186	$4,290	$—

For the period ended December 31, 2008, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense.

21. Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2008 and 2007. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Revenues	$30,202	$30,314	$33,116	$35,898
Gross margin	$9,530	$10,563	$11,559	$14,017
Net loss	$(18,442)	$(15,331)	$(15,352)	$(13,942)
Basic net loss per share	$(0.23)	$(0.19)	$(0.19)	$(0.17)
Diluted net loss per share	$(0.23)	$(0.19)	$(0.19)	$(0.17)
Basic weighted average common shares outstanding	81,560	81,952	82,213	82,511
Diluted weighted average common shares outstanding	81,560	81,952	82,213	82,511

	For the Three Months Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Revenues	$23,353	$21,436	$29,190	$29,132
Gross margin	$8,856	$6,601	$11,417	$10,696
Net loss	$(3,905)	$(10,644)	$(3,125)	$(55,346)
Basic net loss per share	$(0.21)	$(0.24)	$(0.04)	$(0.68)
Diluted net loss per share	$(0.21)	$(0.24)	$(0.04)	$(0.68)
Basic weighted average common shares outstanding	18,904	43,769	80,354	80,898
Diluted weighted average common shares outstanding	18,904	43,769	80,354	80,898

Basic and diluted weighted average common shares outstanding for the quarters have been changed from amounts previously reported due to an adjustment to correctly state weighted-average common shares for each period.

22. Subsequent Event

In January 2009, the Company entered into a 4 year contract with a telecommunications provider for additional backbone capacity. The agreement required the Company to make an advanced payment for future services to be received.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

To assist management, we engaged an international accounting firm to verify and monitor our internal controls and procedures. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limelight Networks, Inc.

We have audited Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limelight Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Limelight Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Limelight Networks, Inc. and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 13, 2009

Changes in Internal Control over Financial Reporting

With the exception of the change in controls noted below, no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of 2008, we implemented a new customer invoicing and revenue reporting system. As of December 31, 2008, the system had not been fully implemented. We anticipate that this new invoicing and revenue reporting system will further enhance our internal controls over financial reporting. The system is expected to be fully implemented during the first quarter of 2009.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2008 (shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,839	$4.94	8,070
Equity compensation plans not approved by security holders	—	—	—

Total	6,839	$4.94	8,070

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services.

Information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents included in this annual report on Form 10-K.

(1)	Financial Statements. See Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	Financial Schedules. The schedule listed below is filed as part of this annual report on Form 10-K:

Page
Schedule II — Valuation and Qualifying Accounts	112

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

LIMELIGHT NETWORKS, INC.

Date: March 13, 2009	By:	/s/ DOUGLAS S. LINDROTH
Douglas S. Lindroth
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey W. Lunsford and Douglas S. Lindroth and each of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEFFREY W. LUNSFORD Jeffrey W. Lunsford	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2009

/s/ DOUGLAS S. LINDROTH Douglas S. Lindroth	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/s/ WALTER D. AMARAL Walter D. Amaral	Director	March 13, 2009

/s/ JOSEPH H. GLEBERMAN Joseph H. Gleberman	Director	March 13, 2009

/s/ FREDRIC W. HARMAN Fredric W. Harman	Director	March 13, 2009

/s/ JEFFREY T. FISHER Jeffrey T. Fisher	Director	March 13, 2009

/s/ PETER J. PERRONE Peter J. Perrone	Director	March 13, 2009

/s/ DAVID C. PETERSCHMIDT David C. Peterschmidt	Director	March 13, 2009

/s/ NATHAN F. RACIBORSKI Nathan F. Raciborski	Co-Founder, Chief Technical Officer and Director	March 13, 2009

LIMELIGHT NETWORKS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2006:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$328	618	544	286	$1,204
Deferred tax asset valuation allowance	$—	—	—	—	$—
Year ended December 31, 2007:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,204	2,630	3,175	2,987	$4,022
Deferred tax asset valuation allowance	$—	25,723	—	—	$25,723
Year ended December 31, 2008:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,022	5,408	3,842	5,707	$7,565
Deferred tax asset valuation allowance	$25,723	21,672	—	—	$47,395

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(2)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

4.2(3)	Amended and Restated Investors’ Rights Agreement dated July 12, 2006.

10.1(3)	Form of Indemnification Agreement for directors and officers.

10.2(3)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(3)	2007 Equity Incentive Plan and form of agreement thereunder.

10.4(3)	Employment Agreement between the Registrant and Jeffrey W. Lunsford dated October 20, 2006.

10.4.01†(4)	Equity Award Amendment and Grant of Restricted Stock Units under the Registrant’s 2007 Equity Incentive Plan dated November 25, 2008.

10.4.02(5)	Amendment to Employment Agreement between the Registrant and Jeffrey W. Lunsford dated December 30, 2008.

10.5(3)	Employment Agreement between the Registrant and Matthew Hale dated November 22, 2006.

10.5.01(6)	Amended and Restated Employment Agreement between the Registrant and Matthew Hale dated July 9, 2008.

10.5.02(7)	Amendment to Amended and Restated Employment Agreement between the Registrant and Matthew Hale dated December 30, 2008.

10.6(3)	Lease between the Registrant and Bel de Mar, LLC dated November 18, 2002.

10.7(3)	Lease between the Registrant and Bel de Mar, LLC dated December 1, 2004.

10.8(3)	Lease between the Registrant and Calwest Industrial Properties, LLC dated September 7, 2005.

10.9(3)	Loan and Security Agreement dated April 15, 2005 between the Registrant and Silicon Valley Bank, and amendments thereto.

10.10†(3)	Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, and amendments thereto.

10.10.01†(8)	Amendments to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001.

10.10.02†	Amendment #23 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.

10.12(3)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.13(3)	Employment Agreement between the Registrant and David M. Hatfield dated March 27, 2007.

10.13.01(9)	Amendment to Employment Agreement between the Registrant and David M. Hatfield dated December 30, 2008.

10.14(3)

Escrow Agreement Clarification dated May 9, 2007 among the Registrant, U.S. Bank, N.A., Michael Gordon as Stockholders’ Representative and GS Capital Partners V Fund, L.P. as Purchasers’ Representative.

Exhibit Number	Exhibit Title
10.15†(10)

Edge Computing Network Service and License Agreement dated March 1, 2007 between the Registrant and Microsoft Corporation, and Addendum to the Edge Computing Network Service and License Agreement dated March 19, 2007.

10.15.01†(11)	Amendment to Edge Computing Network Service and License Agreement between the Registrant and Microsoft Corporation dated October 1, 2008.

10.16(12)	Employment Agreement between the Registrant and Philip C. Maynard effective October 22, 2007.

10.16.01(13)	Amendment to Employment Agreement between the Registrant and Philip C. Maynard dated December 30, 2008.

10.17(14)	Employment Agreement between the Registrant and Nathan F. Raciborski dated September 22, 2008.

10.17.01(15)	Amendment to Employment Agreement between the Registrant and Nathan F. Raciborski dated December 30, 2008.

10.18(16)	Employment Agreement between the Registrant and Michael M. Gordon dated September 22, 2008.

10.18.01(17)	Amendment to Employment Agreement between the Registrant and Michael M. Gordon dated December 30, 2008.

10.19(18)	Employment Agreement between the Registrant and Douglas S. Lindroth dated October 14, 2008.

10.19.01(19)	Amendment to Employment Agreement between the Registrant and Douglas S. Lindroth dated December 30, 2008.

21.1(3)	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(2)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(3)	Incorporated by reference to the same number exhibit of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(4)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 26, 2008.

(5)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(6)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 10, 2008.

(7)	Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(8)	Incorporated by reference to Exhibit 10.10.01 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008.

(9)	Incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(10)	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007.

(11)	Incorporated by reference to Exhibit 10.15.01 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2008.

(12)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on November 13, 2007.

(13)	Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(14)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 23, 2008.

(15)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(16)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on September 23, 2008.

(17)	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(18)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2008.

(19)	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

†	Confidential treatment has been requested or granted for portions of this exhibit by the Securities and Exchange Commission.