Form 10-Q
period 2009-03-31
Limelight Networks, Inc.
filed 2009-05-08
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the registrant’s common stock as of May 1, 2009: 83,816,618 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146,791	$138,180
Marketable securities	15,197	36,463
Accounts receivable, net of reserves of $8,585 at March 31, 2009 and $7,565 at December 31, 2008, respectively	34,238	33,482
Income taxes receivable	164	7
Prepaid expenses and other current assets	8,427	7,834

Total current assets	204,817	215,966
Property and equipment, net	37,721	40,185
Marketable securities, less current portion	8	13
Other assets	4,939	628

Total assets	$247,485	$256,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,770	$8,920
Deferred revenue, current portion	10,328	9,865
Provision for litigation	—	65,645
Other current liabilities	9,785	14,928

Total current liabilities	31,883	99,358
Deferred revenue, less current portion	6,018	7,303

Total liabilities	37,901	106,661
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at March 31, 2009; 83,792 and 83,405 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	84	83
Additional paid-in capital	295,155	290,593
Accumulated other comprehensive income	15	260
Accumulated deficit	(85,670)	(140,805)

Total stockholders’ equity	209,584	150,131

Total liabilities and stockholders’ equity	$247,485	$256,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenues	$33,175	$30,202
Cost of revenue:
Cost of services	14,923	14,659
Depreciation — network	6,548	6,013

Total cost of revenue	21,471	20,672

Gross margin	11,704	9,530
Operating expenses:
General and administrative	11,904	13,082
Sales and marketing	8,139	8,142
Research and development	1,910	1,590
Depreciation and amortization	540	247
Provision for litigation judgment	(65,645)	7,134

Total operating expenses	(43,152)	30,195

Operating income (loss)	54,856	(20,665)
Other income (expense):
Interest expense	(11)	(21)
Interest income	383	1,891
Other income	227	170

Total other income (expense)	599	2,040

Income (loss) before income taxes	55,455	(18,625)
Income tax expense (benefit)	320	(183)

Net income (loss)	$55,135	$(18,442)

Net income (loss) per weighted average share:
Basic	$0.66	$(0.22)

Diluted	$0.64	$(0.22)

Shares used in per weighted average share calculations:
Basic	83,515	82,623
Diluted	85,968	82,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$55,135	$(18,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,088	6,260
Share-based compensation	4,487	3,960
Deferred income tax benefit	—	(234)
Provision for litigation	(65,645)	7,134
Accounts receivable charges	3,288	1,562
Gain on foreign exchange	(31)	—
Accretion of marketable securities	—	(453)
Loss on marketable securities	—	55
Changes in operating assets and liabilities:
Accounts receivable	(3,840)	(2,271)
Prepaid expenses and other current assets	(593)	87
Income taxes receivable	(157)	594
Other assets	(4,311)	564
Accounts payable	(1,223)	(4,634)
Accounts payable, related parties	—	(80)
Deferred revenue	(822)	301
Other current liabilities	(5,144)	5,035
Other long term liabilities	—	1

Net cash used in operating activities	(11,768)	(561)

Cash flows from investing activities:
Purchase of marketable securities	—	(34,725)
Sale of marketable securities	21,300	44,200
Purchases of property and equipment	(754)	(2,435)

Net cash provided by investing activities	20,546	7,040

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	76	107

Net cash provided by financing activities	76	107

Effect of exchange rate changes on cash	(243)	(156)

Net increase in cash and cash equivalents	8,611	6,430
Cash and cash equivalents at beginning of period	138,180	113,824

Cash and cash equivalents at end of period	$146,791	$120,254

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$454	$49

Property and equipment purchases remaining in accounts payable	$4,073	$873

Property and equipment purchases remaining in other current liabilities	$—	$406

Other asset purchases remaining in accounts payable	$—	$173

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

2. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term asset, capitalized software, provision for litigation, income and other taxes and the fair value of stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate. The accompanying condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, are unaudited. The condensed consolidated balance sheet information as of December 31, 2008 is derived from the audited consolidated financial statements which were included in our Annual Report on Form 10-K filed with the SEC on March 13, 2009. The consolidated financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K filed on March 13, 2009.

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

As of January 1, 2009, the Company adopted SFAS No. 141(R) Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any non-controlling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration, and other aspects of business combinations. The Company will apply its provisions prospectively.

As of January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. As of March 31, 2009, the Company had no noncontrolling interests recorded in its balance sheet.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 that would exclude leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. The adoption of the statement did not have a material impact on its consolidated financial statements.

As of January 1, 2009, the Company adopted Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. As of March 31, 2009 and currently, the Company does not have any derivative instruments and/or hedging activities. The adoption of this statement did not have a material effect on its financial position or results of operations.

As of January 1, 2009, the Company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that invested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share (EPS) pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP requires all prior-period EPS data presented to be adjusted retrospectively. The Company has awarded restricted stock which included non-forfeitable dividend rights. The Company has applied this guidance in the earnings per share calculation as of March 31, 2009 and 2008. The impact of adoption changed previously reported net loss per share for the three months ended March 31, 2008 from ($0.23) to ($0.22) per share.

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

If the multi-element arrangement includes a significant software component, the Company applies the provisions of Statement of Position, 97-2, (SOP 97-2) Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the receivable is reasonably assured. If a software license contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE cannot be established for all elements to be delivered, the Company defers all amounts received under the arrangement and does not begin to recognize revenue until the delivery of the last element of the contract has started. Subsequent to commencement of delivery of the last element, the Company commences revenue recognition. Amounts to be received under the contract are then included in the amortizable base and then recognized as revenue ratably over the remaining term of the arrangement until the Company has delivered all elements and has no additional performance obligations.

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

For this arrangement the Company does not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as it has not licensed the intellectual property and software components, nor PCS separately. Accordingly the Company will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by paragraph 12 of SOP 97-2. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS has commenced. Concurrently with the signing of the Multi-Element Arrangement, the Company also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. The Company will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, the Company has attributed revenue for the service as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, the Company will record revenue on a monthly basis in an amount based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, the Company deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. During the three month periods ended March 31, 2009 and 2008, the Company recognized approximately $1.1 million and $1.0 million, respectively, in revenue and approximately $21,000 and $21,000, respectively, in costs of revenue. As of March 31, 2009, the Company had remaining deferred revenue related to the multi-element arrangement of $12.6 million, which is expected to be recognized ratably over the remaining 23 month contract period and had remaining related deferred costs of $0.2 million.

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

From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, website, print and signage. The Company recorded barter revenue and expense of approximately $92,000 and $114,000, for the three months ended March 31, 2009 and 2008, respectively.

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

The following is a summary of available-for-sale securities at March 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$2,000	$2	$—	$2,002
Corporate notes and bonds	13,180	28	(13)	13,195

Total available-for-sale debt securities	15,180	30	(13)	15,197
Publicly traded common stock	13	—	(5)	8

Total available-for-sale securities	$15,193	$30	$(18)	$15,205

At March 31, 2009, the Company evaluated its investment portfolio, and noted unrealized losses of $13,000 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2009. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

At March 31, 2009, the Company evaluated its investment portfolio in publicly traded common stock to determine if there had been a decline in market value that was considered to be other-than-temporary. At March 31, 2009, the Company concluded that the decline in publicly traded common stock was temporary and adjusted it to fair value through comprehensive income.

The amortized cost and estimated fair value of the available-for-sale debt securities at March 31, 2009, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$4,100	$2	$—	$4,102
Due after one year and through five years	11,080	28	(13)	11,095

	$15,180	$30	$(13)	$15,197

The following is a summary of available-for-sale securities at December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$15,002	$36	$—	$15,038
Commercial paper	4,282	8	—	4,290
Corporate notes and bonds	17,195	62	(122)	17,135

Total available-for-sale debt securities	36,479	106	(122)	36,463
Publicly traded common stock	16	—	(3)	13

Total available-for-sale securities	$36,495	$106	$(125)	$36,476

The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 2008, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$19,384	$44	$—	$19,428
Due after one year and through two years	17,095	62	(122)	17,035

	$36,479	$106	$(122)	$36,463

Recently Issued Accounting Pronouncements

It is expected that the “Financial Accounting Standards Board (FASB) Accounting Standards Codification “ (the Codification) will be effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant Securities and Exchange Commission (SEC) guidance organized using the same topical structure in separate sections within the Codification. This will have an impact to our financial statements since all future references to authoritative accounting literature will be references in accordance with the Codification.

In April 2009, the Financial Accounting Standards Board, or FASB, issued two FASB Staff Positions, or FSPs, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a roll-forward of that amount each period.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

The Company is currently evaluating the provisions of these three FSPs which require adoption effective for the quarter ending June 30, 2009.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of March 31, 2009	As of December 31, 2008
Prepaid bandwidth and backbone services	$3,472	$2,538
Non-income taxes receivable (VAT)	2,942	3,030
Interest receivable	233	388
Employee advances and prepaid recoverable commissions	260	149
Other	1,520	1,729

Total prepaid expenses and other current assets	$8,427	$7,834

The Company is subject to and has paid Value Added Tax (VAT) in certain foreign jurisdictions in which it operates. Based on analysis and application of the VAT laws in particular locations, the Company believes it has overpaid VAT and is currently seeking a refund.

In January 2009, the Company entered into a multi-year arrangement with a telecommunications provider for additional backbone capacity. The agreement required the Company to make an advanced payment for future services to be received.

4. Property and Equipment

Property and equipment include (in thousands):

	As of March 31, 2009	As of December 31, 2008
Network equipment	$100,927	$96,698
Computer equipment	3,540	3,273
Furniture and fixtures	683	676
Leasehold improvements	2,282	2,221
Other equipment	454	446

	107,886	103,314
Less: accumulated depreciation	(70,165)	(63,129)

	$37,721	$40,185

5. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of March 31, 2009	As of December 31, 2008
Accrued legal fees	$1,550	$3,662
Accrued compensation and benefits	1,956	3,594
Accrued cost of revenue	2,610	3,491
Non income taxes payable	1,245	1,492
Other accrued expenses	2,424	2,689

Total other current liabilities	$9,785	$14,928

The Company has determined that certain transactions are subject to sales tax in some of the states in which it operates. Accordingly, the Company has recorded a liability for those amounts which are probable and reasonably estimated, pursuant to the application of FAS 5.

6. Litigation

In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against the Company in the U.S. District Court for the District of Massachusetts alleging that the Company was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, U.S. Patent No. 6,553,413 (the 413 patent) and U.S. Patent No. 6,108,703 (the 703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent, U.S. Patent No. 7,103,645 (the 645 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that the Company infringed four claims of the ‘703 patent at issue and rejecting the Company’s invalidity defenses for the period April 2005 through December 31, 2007. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages. In addition, the jury awarded prejudgment interest which the Company estimated to be $2.6 million at December 31, 2007. The Company recorded an aggregate $48.1 million as a provision for litigation as of December 31, 2007. For the three month period ended March 31, 2008, the Company recorded a potential additional provision for litigation of $6.9 million, plus additional interest of $0.2 million.

On July 1, 2008, the Court denied our Motions for Judgment as a Matter of Law, Obviousness, and a New Trial. The Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November, 2008 regarding our equitable defenses. The Company also filed a motion for reconsideration of the Court’s earlier denial of our motion for Judgment as a matter of law (JMOL). Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the “Muniauction Case”), released after the Court denied our initial motion for JMOL. On April 24, 2009 the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ‘703 patent and that the Company is entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order the Company has reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believes that payment of any amounts represented by the litigation provision is probable. A final judgment has not yet been entered. The Company expects Akamai will appeal the Court’s decision.

Legal and other expenses associated with this case have been significant. The Company includes these litigation expenses in general and administrative expenses, as reported in its consolidated statement of operations. The Company expects that the litigation will continue to be expensive, time consuming and a distraction to its management in operating its business.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Virginia alleging that the Company was infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining the Company from conducting its business in a manner that infringed the relevant patents. A jury trial was conducted in the U.S. District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to the Company finding that the Company did not infringe the Level 3 patents. The Company believes the jury verdict finding that the Company did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against the Company by Level 3 in the litigation were without merit. In the event of an appeal by Level 3 the Company intends to vigorously defend the action. The Company is not able at this time to estimate the range of potential loss nor, in light of the favorable jury verdict, does it believe that a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

In August 2007, the Company, certain of its officers and current and former directors, and the firms that served as the lead underwriters in the Company’s initial public offering were named as defendants in several purported class action lawsuits filed in the U.S. District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserted causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased the Company’s common stock in its initial public offering and/or pursuant to its Prospectus. The complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning the seasonality of its business and the loss of revenue related to certain customers. On March 17, 2008, the Company and the individual defendants moved to dismiss all of the plaintiffs’ claims and a hearing was held on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of the Company. On September 5, 2008, Plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. The Company believes that it and the individual defendants have meritorious defenses to the plaintiffs’ claims and intends to contest the lawsuits vigorously. The Company is not able at this time to estimate the range of potential loss nor does it believe that a loss is probable. Therefore, there is no provision for these lawsuits in the Company’s financial statements.

7. Net Income (Loss) Per Share

On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. The Company’s restricted stock qualifies as a participating security as defined by FSP No. EITF 03-6-1 as the holders have the non-forfeitable right to receive dividends declared or paid with respect to such restricted stock. The Company has applied FSP No. EITF 03-6-1 to the earnings per share calculations for all periods presented. The Company has included in the computation of outstanding shares approximately 403,000 and 1,063,000, respectively of non-vested restricted stock at March 31, 2009 and 2008, respectively. The impact of adoption changed previously reported net loss per share for the three months ended March 31, 2008 from ($0.23) to ($0.22) per share.

The Company calculates basic and diluted earnings per share based on income available to common shareholders, which approximates net income for each period, and includes the restricted stock as participating securities. The Company uses the weighted-average number of common shares outstanding during the period, plus the restricted stock discussed above, for the computation of basic earnings per share using the two-class method. Diluted earnings per share include the dilutive effect of convertible stock options and restricted stock units in the weighted-average number of common shares outstanding.

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended March 31,
	2009	2008
Net income (loss) available to common stockholders	$55,135	$(18,442)

Basic weighted average common shares	83,515	82,623

Basic weighted average common shares	83,515	82,623
Dilutive effect of stock options and restricted stock units	2,453	—

Diluted weighted average common shares	85,968	82,623

Basic net income (loss) per share	$0.66	$(0.22)

Diluted net income (loss) per share	$0.64	$(0.22)

For the period ended March 31, 2008, and aggregate of 2,811,000 outstanding options and common stock subject to repurchase were excluded from the computation of diluted net loss per common share for the period ended March 31, 2008 because including them would have had an antidilutive effect.

8. Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) and its components (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net income (loss)	$55,135	$(18,442)
Other comprehensive loss, net of tax:
Unrealized gain on investments	29	114
Foreign exchange translation	(274)	(156)

Other comprehensive loss	(245)	(42)

Comprehensive income (loss)	$54,890	$(18,484)

For the periods presented, accumulated other comprehensive income (loss) consisted of (in thousands):

	As of March 31, 2009	As of December 31, 2008
Net unrealized gain (loss) on investments, net of tax	$14	$(15)
Foreign currency translation	1	275

Total accumulated other comprehensive income	$15	$260

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

10. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three month periods ended March 31, 2009 and 2008 in accordance with SFAS No. 123R (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Share-based compensation expense by type of award:
Stock options	$1,920	$3,204
Restricted stock awards and units	2,567	756

Total share-based compensation expense	$4,487	$3,960

Effect of share-based compensation expense on income by line:
Cost of services	$551	$507
General and administrative expense	2,131	1,665
Sales and marketing expense	1,189	1,306
Research and development expense	616	482

Total cost related to share-based compensation expense	$4,487	$3,960

Unrecognized share-based compensation expense totaled $34.5 million at March 31, 2009. The Company expects to amortize $12.7 million during the remainder of 2009, $13.6 million in 2010 and the remainder thereafter based upon the scheduled vesting of the stock options, restricted stock awards and units outstanding at that time.

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

On May 13, 2008 the Company granted 537,500 RSUs to certain executive officers, The vesting of these RSUs began on December 1, 2008 and will continue vesting in increments of 1/6th every six months, such that all RSUs granted will vest no later than June 1, 2011, subject to the individual continuing to be an employee of the Company through each relevant vesting date. On October 20, 2008, the Company issued one of its officers 350,000 RSUs. The vesting of these RSUs began on the one month anniversary of October 20, 2008 and an additional 1/48th on the 20th day of each calendar month thereafter, provided he continues to be a service provider to the Company through each date. On November 25, 2008, the Company issued one of its officers 100,000

RSUs. The vesting of the 100,000 RSUs, vest fifty percent (50%) 90 days after November 25, 2008, and fifty percent (50%) on the second anniversary of November 25, 2008. On December 29, 2008, the Company issued to one of its officers 150,000 RSUs. One sixteenth (1/16th) of the RSUs vested on March 1, 2009, and 1/16th of the RSUs vest on each of June 1, September 1, December 1, and March 1 thereafter through and including December 1, 2012.

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

11. Related Party Transactions

The Company leases office space from a company owned by one of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $3,000 for each of the three month periods ended March 31, 2009 and 2008.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executives. For the three-month period ended March 31, 2009, the Company did not generate any revenue from related parties. Revenue derived from related parties was less than 1% for the three-month periods ended March 31, 2008. Management believes that all of the Company’s related party transactions reflected arm’s length terms.

12. Concentrations

For the three-month periods ended March 31, 2009 and 2008, the Company had one major customer for which revenue exceeded 10% of total revenue. The revenues for the three-month periods ended March 31, 2009 and 2008, for this customer totaled approximately $5.6 million and $4.5 million, respectively.

Revenue from non-U.S. sources totaled approximately $6.4 million and $4.2 million for the three-month periods ended March 31, 2009 and 2008, respectively.

13. Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Based upon our estimated annual effective tax rate and after consideration of discrete tax items in the quarter, our estimated tax expense for the three months ended March 31, 2009 was approximately $320,000. For the period ended March 31, 2008 we had a tax benefit of approximately $183,000.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

As of March 31, 2009, the Company has approximately $1,209,000 of total unrecognized tax benefits which did not materially change during the first quarter of 2009. This total of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate. The Company anticipates its unrecognized tax benefits will decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of March 31, 2009, the Company has recorded a liability of $255,000 for the payment of interest and penalties, which did not materially change during the first quarter of 2009.

During the three months ended March 31, 2009, the Company performed its assessment of the recoverability of deferred tax assets and determined there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude that it was more likely than not that the Company’s deferred tax assets would not be realized and accordingly maintained a full valuation allowance. In calculating its effective income tax rate for 2009, no benefit is provided for temporary differences that increase deferred tax assets.

The Company conducts business in various jurisdictions in the United States and in foreign countries and is subject to examination by tax authorities. As of March 31, 2009 and December 31, 2008, the Company’s 2006 and 2007 Federal income tax returns are under examination. The tax years 2003 through 2007 remain open to examination by U.S. and certain state and foreign taxing jurisdictions.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Domestic Revenue	$26,762	$26,036
International Revenue	6,413	4,166

Total Revenue	$33,175	$30,202

The following table sets forth long-lived assets by geographic area (in thousands):
	As of March 31, 2009	As of December 31, 2008
Domestic long-lived assets	$25,294	$28,701
International long-lived assets	12,427	11,484

Total long-lived assets	$37,721	$40,185

15. Fair Value Measurements

The Company follows guidance in FASB No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

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

As of March 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds, and US Government Agency Bonds which are classified as marketable securities on the Company’s condensed consolidated balance sheet. All of these investments are publicly traded and for which market prices are readily available.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government agency bonds	$2,002	$2,002	$—	$—
Corporate notes and bonds	13,195	13,195	—	—
Publicly traded common stock	8	8	—	—

Total assets measured at fair value	$15,205	$15,205	$—	$—

For the period ended March 31, 2009, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2009. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this quarterly report on Form 10-Q and in our other SEC filings. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of March 31, 2009, we had approximately 1,365 active customers worldwide. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. Recently however, we have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods and in some cases, other arrangements. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase.

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

Traffic on our network has grown in the last three years. This traffic growth is the result of growth in the number of new customers, as well as growth in the traffic delivered on behalf of existing customers. Our revenue is generated primarily by charging for traffic delivered. During the quarter ended March 31, 2009, we continued to add new customers. We have seen an increase in the length of our sales cycle, but we continue to see that new customers want the benefits of the specialized services that we bring to the market.

Historically, we have derived a portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2008 revenue derived from customers outside the United States accounted for approximately 16% of our total revenue. For the year ended December 31, 2008 we derived approximately 75% of our international revenue from operations in Europe and approximately 25% of our international revenue from Asia Pacific, respectively. For the three-month periods ended March 31, 2009 and 2008, respectively, revenue derived from customers outside the United States accounted for approximately 19% and 14% respectively, of our total revenue. For the three-month period ended March 31, 2009, we derived approximately 80% our international revenue from Europe and approximately 20% of our international revenue from Asia Pacific. We expect foreign revenue as a percentage of our total revenues to increase as a percentage of revenue in 2009. Our international business is managed as a single geographic segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 38% of our total revenue. During 2008 one of these top 10 customers, Microsoft, represented approximately 15% of our total revenue for that period. For the three-month period ended March 31, 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 39% of our total revenue. During the three-month period ended March 31, 2009 we had one customer, Microsoft that accounted for approximately 17% of our revenue during the period. During 2007, we entered into a multi-element arrangement with Microsoft which generates revenue by providing consulting services related to the development of a Custom CDN solution, amortization of prepaid license and amortization of prepaid post-contract customer support (PCS) for both the custom CDN-solution and the software component. Revenue from this multi-element arrangement is being recognized over the term of the software agreement which at March 31, 2009, had 23-months remaining. Our relationship with Microsoft includes a minimum annual traffic commitment that may vary in duration based upon traffic utilization rates. We anticipate customer concentration levels will remain constant compared to prior years. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to reseller customers accounted for approximately 1% for the year ended December 31, 2008. For the three-month period ended March 31, 2009, revenue generated from sales to reseller customers accounted for approximately 2% of our total revenue.

In addition to these revenue-related business trends, our cost of revenue increased in absolute dollars and decreased as a percentage of revenue for the three month period ended March 31, 2009 compared to the three-month period ended March 31, 2008. This increase in absolute dollars is primarily the result of increased cost of depreciation and network operations personnel related to the increased investments to build out the capacity of our network off-set by a decrease in bandwidth and co-location costs. Operating expense has increased in absolute dollars each period as revenue has increased. In 2008, these increases were primarily due to increased litigation costs and legal fees associated with ongoing intellectual property litigation. For the three-month period ended March 31, 2009, operating expenses, excluding the provision for litigation, decreased compared to the three-month period ended March 31, 2008. This decrease was primarily due to decreased general and administrative costs (primarily litigation costs and legal fees) off-set by increased research and development costs and non-network related depreciation.

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2006, 2007 and 2008, we made capital purchases of $40.4 million, $26.5 million and $20.1 million, respectively. For the three-month period ended March 31, 2009, we made capital investments of $4.6 million. We continue to see improvements in the efficiency of our network allowing us to meet traffic growth with less investment, however, we expect to have ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. For 2009, we currently anticipate making aggregate capital expenditures of approximately 15% to 16% of total revenue for the year.

During 2008 we generated revenue from certain customers that are entities related to certain of our founders. The aggregate amounts of revenue derived from these related party transactions was less than 1% for the year ended December 31, 2008. For the three-month period ended March 31, 2009, we did not generate any revenue from related parties. We believe that all of our related party transactions reflected arm’s length terms.

We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue (U.S. Patent No. 6,108,703 (the 703 patent) and rejecting our invalidity defenses. The Court conducted a bench trial in November, 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the Court’s earlier denial of our motion for Judgment as a matter of law (JMOL). Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the “Muniauction Case”), released after the Court denied our initial motion for JMOL. On April 24, 2009 the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. A final judgment has not yet been entered and we cannot assure you that this lawsuit ultimately will be resolved in our favor. We expect Akamai will appeal the Court’s decision.

Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations. We expect that these expenses will continue to be significant.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in the U.S. District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to us finding that we did not infringe the Level 3 patents. We believe the jury verdict finding that we did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. In the event of an appeal by Level 3 we intend to vigorously defend the action. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations. We expect that these expenses will continue to be significant.

In August 2007, we, certain of our officers and current and former directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits filed in the U.S. District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserted causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased our common stock in our initial public offering and/or pursuant to our Prospectus. The complaint alleged, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the loss of revenue related to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008, the court entered judgment in favor of us. On September 5, 2008 Plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February, 2009. We believe that we and the individual defendants have meritorious defenses to the plaintiffs’ claims and intend to contest the lawsuit vigorously. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, there is no provision for this lawsuit in our financial statements.

We were profitable for the three-months ended March 31, 2009; the largest impact to our profitability was the reversal of our provision for litigation judgment accrual of $65.6 million regarding the patent infringement lawsuit filed by Akamai Technologies, Inc.

Our future results will be affected by many factors identified in the section captioned “Risk Factors,” in this quarterly report on Form 10-Q, including our ability to:

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Akamai and Level 3 to a favorable conclusion;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	continued ability to deliver a significant portion of our traffic through settlement free peering relationships which significantly reduce our cost of delivery.

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

As of March 31, 2009, there have been no material changes to any of the critical accounting policies as described in our annual report on Form 10-K dated March 13, 2009. During the quarterly periods between the February 2008 adverse jury verdict in the patent infringement lawsuit filed by Akamai Technologies, Inc. and the Court’s April 24, 2009 order, we had accrued for potential damages and interest. Based upon the Court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable.

Results of Operations

Revenue

	Three months ended March 31,
	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)
Revenue	$33,175	$30,202	$2,973	10%

Revenue increased 10%, or $3.0 million, to $33.2 million for the three months ended March 31, 2009 as compared to $30.2 million for the three months ended March 31, 2008. The increase in revenue for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily attributable to an increase in our recurring CDN service revenue. The increase in CDN service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic, partially offset by a decline in unit sales price. As of March 31, 2009, we had approximately 1,365 active customers under recurring CDN service revenue contracts as compared to 1,232 as of March 31, 2008. During the year ended December 31, 2007, we deferred $3.4 million of custom CDN services revenue from one customer as the amounts were part of a multi-element arrangement. Entering into the multi-element arrangement with this customer changed the way we accounted for revenue earned from this customer during 2007. The revenue from the custom CDN services is being recognized ratable over a 44 month period starting in July 2007. As new service and or license fees are billed they are added to the deferred revenue and amortized over the then remaining contract term. As of March 31, 2009, we had $3.3 million of deferred custom CDN services revenue remaining of which approximately $1.3 million will be recognized during the remainder of 2009, $1.7 million in 2010 and the remainder thereafter.

For the three months ended March 31, 2009 and 2008, approximately 19% and 14%, respectively, of our total revenues were derived from our operations located outside of the United States. For the three months ended March 31, 2009 and 2008, we derived approximately 80% and 78%, respectively of our international revenue from Europe and approximately 20% and 22%, respectively, of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of revenues during these periods.

Cost of Revenue

	Three months ended March 31,
	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)
Cost of revenue	$21,471	$20,672	$799	4%

Cost of revenue includes fees paid to network providers for bandwidth and backbone, and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes payroll and related costs, depreciation of network equipment used to deliver our CDN services and equity-related compensation for network operations personnel.

Cost of revenue increased 4%, or $0.8 million, to $21.5 million for the three months ended March 31, 2009 as compared to $20.7 million for the three months ended March 31, 2008. These increases were primarily due to an increase in payroll and related employee costs of $0.8 million associated with increased staff, an increase in depreciation expense of network equipment of $0.6 million due to increased investment in our network, an increase in co-location fees and maintenance of $0.4 million due to increased amounts of deployed assets, and an increase in other costs of $0.2 million. The increases in cost of revenue were partially offset by decreases in bandwidth costs of $0.9 million due to lower bandwidth costs per unit, and decreased royalty fees of $0.3 million. During the three months ended March 31, 2009 and 2008, we recognized $21,000 in each period of deferred costs associated with revenue related to the Multi-Element Arrangement entered into during the second quarter of 2007. As of March 31, 2009, there was $0.2 million of deferred costs remaining to be amortized ratably into cost of services over a 44 month period that commenced in July 2007.

Additionally, during the three-month periods ended March 31, 2009 and 2008, cost of revenue includes share-based compensation expense of approximately $0.6 million and $0.5 million, respectively, resulting from our application of SFAS No. 123R.

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended March 31,
	2009	2008
Bandwidth and co-location fees	$11.2	$11.8
Depreciation — network	6.6	6.0
Payroll and related employee costs	2.4	1.6
Share-based compensation	0.6	0.5
Royalty expenses	0.1	0.4
Other costs	0.6	0.4

Total cost of revenue	$21.5	$20.7

We have long-term purchase commitments for bandwidth usage and co-location with various Tier 1 network providers and data center operators. The minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately: $19.2 million for the remainder of 2009, $10.3 million for 2010, $2.1 million for 2011, $0.9 million for 2012 and $0.5 million for 2013 and beyond.

We anticipate cost of revenues will increase during the remainder of 2009. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to remain consistent with 2008 in absolute dollars. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our expanding customer base. We expect that share-based compensation expense under SFAS No. 123R will be consistent with 2008.

General and Administrative

	Three months ended March 31,
	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)
General and administrative	$11,904	$13,082	$(1,178)	(9)%

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

General and administrative expenses decreased 9%, or $1.2 million, to $11.9 million for the three months ended March 31, 2009 as compared to $13.1 million for the three months ended March 31, 2008. The decrease in general and administrative expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to a decrease of $1.4 million in litigation expenses, a decrease in general legal fees of $1.3 million, and a decrease in other costs of $0.3 million. Other expenses include such items as rent, utilities, telephone, insurance, travel and travel-related expenses, fees and licenses and property taxes. These decreases were partially offset by increases in bad debt expense of $0.7 million, an increase in payroll and related expenses of $0.5 million, associated with increased staff, and an increase in share-based compensation of $0.4 million.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2009	2008
Litigation expenses	$4.0	$5.4
Professional fees	1.3	2.4
Share-based compensation	2.1	1.7
Bad debt expense	1.9	1.2
Payroll and related employee costs	1.5	1.0
Other expenses	1.1	1.4

Total general and administrative	$11.9	$13.1

We expect general and administrative expenses to decrease in 2009 in absolute dollars and to decrease as a percentage of revenue. The decrease is due to lower costs associated with ongoing litigation, as well as decreases in accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. We expect that share-based compensation expense under SFAS No. 123R will decrease in 2009.

Sales and Marketing

	Three months ended March 31,
	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)
Sales and marketing	$8,139	$8,142	$(3)	—%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses remained constant at $8.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. While the overall sales and marketing costs remained constant we did have an increase of $0.2 million in payroll and related employee costs, associated with increased staff, and an increase of $0.1 million in travel and travel-related expenses. These increases were offset by a decrease of $0.2 million in marketing programs and a decrease in share-based compensation of $0.1 million. Other expenses remained constant at $0.9 million. Other expenses included such items as rent and property taxes for our Europe and Asia Pacific sales offices, telephone and office supplies.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2009	2008
Payroll and related employee costs	$5.0	$4.8
Share-based compensation	1.2	1.3
Marketing programs	0.2	0.4
Travel and travel-related expenses	0.5	0.4
Professional fees	0.3	0.3
Other expenses	0.9	0.9

Total sales and marketing	$8.1	$8.1

We anticipate our sales and marketing expense will continue to increase in 2009 in absolute dollars and decline as a percentage of revenue. The increase is due to an expected increase in commissions on higher forecasted sales, an increase in payroll and related costs of sales and marketing personnel and expected increases in marketing costs such as advertising and other lead generating activities. We expect that share-based compensation expense under SFAS No. 123R will be consistent with 2008.

Research and Development

	Three months ended March 31,
	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)
Research and development	$1,910	$1,590	$320	20%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 20%, or $0.3 million, to $1.9 million for the three months ended March 31, 2009, as compared to $1.6 million for the three months ended March 31, 2008. The increase in research and development expenses in the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008 was primarily due to an increase of $0.1 million in payroll and related employee costs associated with our hiring of additional network and software engineering personnel, an increase of $0.1 million in other expenses, and a increase in share-based compensation of $0.1 million. Other expenses include such items as travel and travel related expenses, consulting, telephone, and office supplies.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2009	2008
Payroll and related employee costs	$0.9	$0.8
Share-based compensation	0.6	0.5
Other expenses	0.4	0.3

Total research and development	$1.9	$1.6

We anticipate our research and development expenses will increase in 2009 in absolute dollars and increase as a percentage of revenue due to increased payroll and related costs associated with continued hiring of research and development personnel and contractors, and investments in our core technology and refinements to our other service offerings. We expect that share-based compensation expense under SFAS No. 123R will be consistent with 2008.

Provision for Litigation

	Three months ended March 31,
	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)
Provision for Litigation	$(65,645)	$7,134	$(72,799)	N/A

The provision for litigation related to our accrual for potential damages and interest associated with revenue generated from allegedly infringing methods associated with the Akamai litigation. For the year ended December 31, 2007, we recognized a provision for litigation in the amount of $45.5 million plus pre-judgment interest estimated to be $2.6 million. During the year ended December 31, 2008 we accrued potential additional damages and interest of $17.5 million. Based upon the Court’s April 24, 2009 order setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law, we have reversed this provision for litigation as we no longer believe that payment of any amounts represented by the litigation provision is probable.

Interest Expense

	Three months ended March 31,
	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)
Interest expense	$11	$21	$(10)	(48)%

Interest expense consists of the amortization of deferred financing costs.

Interest expense decreased 48%, or $10,000 to $11,000 for the three months ended March 31, 2009, as compared to $21,000 for the three months ended March 31, 2008. The $11,000 and $21,000 for the three month periods ended March 31, 2009 and 2008, respectively, represent the amortization of loan fees associated with our unused line of credit. As of March 31, 2009, we had no outstanding balances due on any of our credit facilities. We do not expect to incur any interest expense on debt during the remainder of 2009.

Interest Income

	Three months ended March 31,
	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)
Interest income	$383	$1,891	$(1,508)	(80)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased $1.5 million to $0.4 million for the three months ended March 31, 2009, as compared to $1.9 million for the three months ended March 31, 2008. The decrease in interest income was primarily due to lower market interest rates on decreased cash balances. We anticipate interest income to decrease as a result of expected lower average cash balances as well as the decreased interest rates.

Other Income

	Three months ended March 31,
	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)
Other income	$227	$170	$57	33

Other income for the three month period ended March 31, 2009 consists primarily of foreign exchange income resulting from the re-measurement of accounts payable for invoices denominated in a foreign currency of approximately $31,000, and the effect of exchange rates on monetary balance sheet and income statement items of approximately $199,000. Other income for the three month period ended March 31, 2008 primarily consists of foreign exchange gains of approximately $106,000.

Income Tax (Benefit) Expense

	Three months ended March 31,
	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)
Income tax (benefit) expense	$320	$(183)	$503	275%

Based upon our estimated annual effective tax rate and after consideration of discrete tax items in the quarter, our estimated tax expense for the three months ended March 31, 2009 consisted of federal, foreign and state expense/(provision) for income tax. Our income tax expense on our income before taxes of $55.5 million was different than our statutory income tax rate due primarily to our providing for a valuation allowance on tax assets and recording of foreign tax and discrete items for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.

On April 24, 2009, the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we were entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. In accordance with FIN 18, we recorded the tax effect of the reversal discretely in the quarter. The discrete entry related to the reversal did not have any tax effect given we have a full valuation allowance recorded on our deferred tax assets.

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

During the three month period ended March 31, 2009, we performed an assessment of the recoverability of deferred tax assets and determined there was sufficient negative evidence as a result of our cumulative losses to conclude that it was more likely than not that our deferred tax assets would not be realized and accordingly maintained a full valuation allowance. In calculating our effective income tax rate for 2009, no benefit is provided for temporary differences that increase deferred tax assets.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	borrowing on credit facilities; and

•	cash generated by operations.

As of March 31, 2009, our cash, cash equivalents and marketable securities classified as current totaled $162.0 million.

Operating Activities

Net cash used in operating activities was $11.8 million for the three months ended March 31, 2009, compared to net cash used by operating activities of $0.6 million for the three months ended March 31, 2008. The change to cash used in operating activities for the three month period ended March 31, 2009 was primarily due to changes in working capital including increases in accounts receivable of $3.8 million, and other assets of $4.3 million, and decreases in other current liabilities of $5.1 million and accounts payable of $1.2 million.

We expect that cash provided by operating activities, if any, may not be sufficient to cover new purchases of property and equipment during 2009, litigation expenses and fund potential damages associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Investing Activities

Cash provided by investing activities was $20.5 million for the three months ended March 31, 2009, compared to cash provided by investing activities of $7.0 million for the three months ended March 31, 2008. Cash provided by investing activities was principally comprised of cash generated from the sale of short-term marketable securities off set by the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately 15% to 16% of total revenue in 2009.

Financing Activities

Cash provided by financing activities decreased $31,000 to $76,000 for the three months ended March 31, 2009, as compared to $107,000 for the three months ended March 31, 2008. The decrease is primarily due to lower proceeds from the exercise of stock options and warrants.

At March 31, 2009 we had no outstanding balance on any of our credit facilities and we had an unused line of credit of up to $5.0 million dollars. Under the terms of the line of credit, we can borrow up to 50% of the cash balances we hold at the bank, up to a maximum of $5.0 million dollars. We do not anticipate having to utilize the line of credit for the remainder of 2009.

In connection with our Series B preferred stock financing in July 2006, an escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing and to fund 50% of the ongoing monthly expenses associated with the Akamai litigation. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. During the three-month period ended March 31, 2008, we did not receive any reimbursements from this escrow. At March 31, 2009 and 2008, the balance outstanding in the escrow was $0 and $1.0 million, respectively. The remaining $1.0 million from this escrow was drawn during the three-month period ending June 30, 2008.

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

The following table presents our contractual obligations and commercial commitments, as of March 31, 2009 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations as of March 31, 2009	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$13,900	$8,710	$3,986	$1,100	$104
Rack space leases	19,133	14,867	4,266	—	—
Real estate leases	1,685	999	686	—	—

Total operating leases	34,718	24,576	8,938	1,100	104
Capital leases	—	—	—	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$34,718	$24,576	$8,938	$1,100	$104

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

The terms Non-GAAP net income, EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income, EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

•	EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the cash requirements necessary for litigation costs;

•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	they do not reflect income taxes or the cash requirements for any tax payments;

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

We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Net Income and EBITDA adjusted for share-based compensation and litigation and damage costs only as supplemental support for management’s analysis of business performance. Non-GAAP Net Income, EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs are calculated as follows for the periods presented in thousands.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the Securities and Exchange Commission, the Company is presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial metrics to the comparable GAAP measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
GAAP net income (loss)	$55,135	$(18,442)
Provision for potential litigation damages	(65,645)	7,134
Share-based compensation	4,487	3,960
Litigation defense expenses	3,945	5,366

Non-GAAP net loss	$(2,078)	$(1,982)

Reconciliation of GAAP Net Income (Loss) to EBITDA to EBITDA

Adjusted for Share-Based Compensation and Litigation and Damage Costs

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
GAAP net income (loss)	$55,135	$(18,442)
Depreciation and amortization	7,088	6,260
Interest expense	11	21
Interest and other income	(610)	(2,062)
Income tax expense (benefit)	320	(183)

EBITDA	$61,944	$(14,406)
Provision for litigation	(65,645)	7,134
Share-based compensation	4,487	3,960
Litigation defense expenses	3,945	5,366

EBITDA adjusted for share-based compensation, litigation and damage costs	$4,731	$2,054

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in SEC Rule 13a-15(e) and 15d-15(e). We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

With the exception of the change in controls noted below, no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of 2008, we implemented a new customer invoicing and revenue reporting system. As of December 31, 2008, the system had not been fully implemented. We anticipate that this new invoicing and revenue reporting system will further enhance our internal controls over financial reporting. We expected that the new system would be fully implemented during the first quarter of 2009. We currently are continuing to make modification and enhancements to the system. The system is expected to be fully implemented during the second quarter of 2009.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006 in the U.S. District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in U.S. Patent No. 6,108,703 (the 703 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the 703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008 we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest.

On July 1, 2008, the Court denied our Motions for Judgment as a Matter of Law, Obviousness, and a New Trial. The Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November, 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the Court’s earlier denial of our motion for Judgment as a matter of law (JMOL). Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the “Muniauction Case”), released after the Court denied our initial motion for JMOL. On April 24, 2009 the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. A final judgment has not yet been entered and we cannot assure you that this lawsuit ultimately will be resolved in our favor. We expect Akamai will appeal the Court’s decision.

We expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business.

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in U.S. District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and that the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008 Plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. We believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and we intend to continue to contest the lawsuit vigorously. We do have in place certain Directors and Officers Liability Insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. We are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

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

Investments in the equity securities of publicly traded companies involve significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by the risks identified below, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the information contained in this report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2008 and other documents that we file from time to time with the Securities and Exchange Commission.

Risks Related to Our Business

We are a party to several lawsuits, and an adverse outcome in any or all of those lawsuits is possible, and an adverse outcome could have a significant, adverse effect on our financial condition and operations. If an injunction were entered against us it could force us to cease providing our CDN services.

We are a defendant in three significant lawsuits, (see discussion in “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q). In each case we currently have favorable rulings, but we cannot provide any assurance that these favorable rulings won’t be overturned or reversed on appeal, or that the ultimate outcome of any of these lawsuits won’t be materially adverse to us. The expenses of defending these lawsuits and other lawsuits to which we may become a party, particularly fees paid to our lawyers and expert consultants, have been and will continue to be significant and will continue to adversely affect our operating results during the pendency of the lawsuits. This litigation will also continue to be a distraction to our management in operating our business.

In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we recorded in 2007. During 2008 we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest.

The Court conducted a bench trial in November, 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the Court’s earlier denial of our motion for Judgment as a matter of law (JMOL). Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the “Muniauction Case”), released after the Court denied our initial motion for JMOL. On April 24, 2009 the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that Limelight does not infringe Akamai’s ‘703 patent and that Limelight is entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order we have reversed the provision for litigation relating to this matter as we no longer believe that payment of any amounts represented by the litigation provision is probable. Although we believe the ruling of the Court is correct, we believe Akamai will appeal the order and we cannot provide any assurance that the order will be affirmed on appeal. There can be no assurance at this time that, if an appeal is filed by Akamai, that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

In January 2009, a jury returned a verdict in a patent infringement lawsuit filed by Level 3 Communications LLC, or Level 3, against us, finding that we did not infringe any of the claims of the patents at issue in that case. Level 3 has filed motions for judgment in its favor as a matter of law and alternatively for a new trial. As of May 8, 2009, the Court has not yet ruled on these pending motions. Although we believe the jury verdict in this matter is correct, we cannot provide any assurance that judgment will be entered on this verdict. There can be no assurance at this time that, if an appeal is filed by Level 3, that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in U.S. District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and that the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008 Plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. We do have in place certain Directors and Officers Liability Insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. Although, we believe that we and the individual defendants have meritorious defenses to the claims made in the complaint there can be no assurance at this time that the lawsuit will ultimately be resolved in our favor. An adverse ruling could harm our liquidity and overall financial position.

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

We have recently expanded our operations significantly, increasing our total number of employees from 29 at December 31, 2004 to 296 at March 31, 2009, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include: training new sales personnel to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our content delivery network, or CDN, and administrative infrastructure, systems and processes; addressing new markets; and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.

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

We have only operated as a public company since June 2007 and we will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market’s Global Market. These rules impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Our customers may not be successful in selling advertising or otherwise monetizing the content we deliver on their behalf and consequently may not be successful in creating a profitable business model. This may result in some of our customers discontinuing their Internet or web-based business operations and discontinuing use of our services and products. For example, during the three-month period ended March 31, 2008, a significant customer discontinued its website business and ceased using our CDN services. From time to time we also discontinue service to customers for non-payment of services. We expect further customers may similarly discontinue operations. Further loss of customers may adversely affect our financial results.

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

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2006, 2007 and 2008 we invested $40.6 million, $22.7 million and $18.1 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN. For the three month period ended March 31, 2009, we invested $0.8 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 38% of our total revenue. For the three month period ended March 31, 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 39% of our total revenue. During 2008 one of these top 10 customers, Microsoft, represented approximately 15% of our total revenue for that period. For the three month period ended March 31, 2009, Microsoft, represented approximately 17% of our total revenue. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

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

After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007 and 2008 primarily due to increased stock-based compensation expense and litigation costs, which could affect our ability to achieve and maintain profitability in the future.

Our adoption of SFAS 123R in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007 and 2008 partially due to an increase in our share-based compensation expense which increased from $0.1 million in 2005 to $9.2 million, $18.9 million and $18.1 million, respectively, in 2006, 2007 and 2008. For the three month period ended March 31, 2009 our share-based compensation expense was $4.5 million. This significant increase in share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock units (RSUs) grants. Our unrecognized share-based compensation expense totaled $34.5 million at March 31, 2009, of which we expect to amortize $12.7 million during the remainder of 2009, $13.6 million in 2010 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. We further expect our share-based compensation expense to decrease in 2009 and potentially to increase thereafter as we grant additional options or restricted stock awards. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. In December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million and $20.8 million, respectively, in 2006, 2007 and 2008, respectively. For the period ended March 31, 2009 we incurred $3.9 million in litigation costs. We expect these costs will continue to be significant during 2009.

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

Our CDN services are highly complex and are designed to be deployed in and across numerous large and complex networks. Our network infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our products and services, the more resources we will need to invest in additional infrastructure and support. Further, as a result of the adverse jury verdict in February 2008 in the Akamai Technologies, Inc. v. Limelight Networks, Inc. lawsuit, which verdict was recently overturned by the Court’s April 24, 2009 order granting our motion for judgment as a matter of law, we made significant investment in designing and implementing changes to our CDN architecture in order to implement our CDN services in a manner we believe does not infringe the claims of Akamai’s ‘703 patent as alleged in the February 2008 trial. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our CDN architecture and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our CDN. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead us to lose current and potential customers. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.

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

These risks include:

•	increased expenses associated with sales and marketing, deploying services and maintaining our infrastructure in foreign countries;

•	competition from local content delivery service providers, many of which are very well positioned within their local markets;

•	unexpected changes in regulatory requirements preventing us from operating our CDN or resulting in unanticipated costs and delays;

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

We may need to obtain additional funding due to a number of factors beyond our control, including a shortfall in revenue, increased expenses, final adverse judgments in litigation matters, increased investment in capital equipment or the acquisition of significant businesses or technologies. We believe that our cash, plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 12 months. However, we may need funding before such time. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 140 at December 31, 2008. As of March 31, 2009, we had 139 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

As of March 31, 2009, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 53% of our outstanding common stock, including approximately 36% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for capital expenditures, working capital and other general corporate purposes. For the three month period ended March 31, 2009, we made capital expenditures of $4.6 million and expect aggregate capital expenditures of approximately 15% to 16% of total revenue in 2009. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. However, we do not have agreements or commitments for any specific acquisitions at this time. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation a portion of the net proceeds may be used to satisfy a final damages judgment, if any.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.02	Amended Restated Certificate of Incorporation of Limelight Networks, Inc.	S-1	333-141516	3.2	5/21/07

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

10.10.02†	Amendment #23 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.	10-K	001-33508	10.10.02	3/13/09

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

†	Confidential treatment has been requested or granted for portions of this exhibit by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: May 8, 2009	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.02	Amended Restated Certificate of Incorporation of Limelight Networks, Inc.	S-1	333-141516	3.2	5/21/07

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

10.10.02†	Amendment #23 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.	10-K	001-33508	10.10.02	3/13/09

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

†	Confidential treatment has been requested or granted for portions of this exhibit by the Securities and Exchange Commission.