Form 10-Q
period 2009-06-30
Limelight Networks, Inc.
filed 2009-08-07
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2009: 84,456,725 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,162	$138,180
Marketable securities	19,141	36,463
Accounts receivable, net of reserves of $8,987 at June 30, 2009 and $7,565 at December 31, 2008, respectively	26,391	33,482
Income taxes receivable	24	7
Prepaid expenses and other current assets	7,731	7,834

Total current assets	198,449	215,966
Property and equipment, net	35,169	40,185
Marketable securities, less current portion	24	13
Goodwill	1,080	—
Other assets	4,899	628

Total assets	$239,621	$256,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,453	$8,920
Deferred revenue, current portion	10,734	9,865
Provision for litigation	—	65,645
Other current liabilities	8,555	14,928

Total current liabilities	25,742	99,358
Deferred revenue, less current portion	4,640	7,303

Total liabilities	30,382	106,661
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at June 30, 2009; 84,445 and 83,405 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	84	83
Additional paid-in capital	300,036	290,593
Accumulated other comprehensive income	88	260
Accumulated deficit	(90,969)	(140,805)

Total stockholders’ equity	209,239	150,131

Total liabilities and stockholders’ equity	$239,621	$256,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$32,333	$30,314	$65,508	$60,516

Cost of revenue:
Cost of services	14,945	13,559	29,868	28,218
Depreciation — network	6,133	6,192	12,681	12,205

Total cost of revenue	21,078	19,751	42,549	40,423

Gross margin	11,255	10,563	22,959	20,093
Operating expenses:
General and administrative	6,405	9,152	18,309	22,234
Sales and marketing	7,716	8,965	15,855	17,107
Research and development	1,944	1,694	3,854	3,284
Depreciation and amortization	532	311	1,072	557
Provision for litigation judgment	—	6,743	(65,645)	13,878

Total operating expenses	16,597	26,865	(26,555)	57,060

Operating (loss) income	(5,342)	(16,302)	49,514	(36,967)
Other income (expense):
Interest expense	(11)	(11)	(22)	(33)
Interest income	337	1,334	720	3,226
Other (expense) income	(111)	(377)	116	(207)

Total other income	215	946	814	2,986

(Loss) income before income taxes	(5,127)	(15,356)	50,328	(33,981)
Income tax expense (benefit)	171	(25)	492	(208)

Net (loss) income	$(5,298)	$(15,331)	$49,836	$(33,773)

Net (loss) income per weighted average share:
Basic	$(0.06)	$(0.18)	$0.60	$(0.41)

Diluted	$(0.06)	$(0.18)	$0.57	$(0.41)

Shares used in per weighted average share calculations:
Basic	84,033	82,889	83,774	82,756
Diluted	84,033	82,889	87,249	82,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$49,836	$(33,773)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,753	12,762
Share-based compensation	8,768	8,245
Deferred income tax benefit	—	(211)
Provision for litigation	(65,645)	13,878
Accounts receivable charges	3,910	3,487
Loss on foreign exchange	174	12
Accretion of marketable securities	(157)	(432)
Loss on marketable securities	—	71
Changes in operating assets and liabilities:
Accounts receivable	3,441	(4,151)
Prepaid expenses and other current assets	128	(4,365)
Income taxes receivable	(17)	465
Other assets	(4,162)	631
Accounts payable	(5,442)	(4,707)
Accounts payable, related parties	—	(230)
Deferred revenue	(1,794)	(473)
Other current liabilities	(7,061)	1,176
Other long term liabilities	—	65

Net cash used in operating activities	(4,268)	(7,550)

Cash flows from investing activities:
Purchase of marketable securities	(12,830)	(65,125)
Sale of marketable securities	30,400	79,025
Purchases of property and equipment	(6,062)	(6,666)
Cash acquired in business acquisition	22	—

Net cash provided by investing activities	11,530	7,234

Cash flows from financing activities:
Escrow funds returned from share repurchase	—	1,070
Proceeds from exercise of stock options and warrants	168	160

Net cash provided by financing activities	168	1,230

Effect of exchange rate changes on cash	(448)	103

Net increase in cash and cash equivalents	6,982	1,017
Cash and cash equivalents at beginning of period	138,180	113,824

Cash and cash equivalents at end of period	$145,162	$114,841

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$535	$114

Property and equipment purchases remaining in accounts payable	$2,890	$2,310

Equity issued in connection with acquisition of business	$962	$—

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

2. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term asset, capitalized software, provision for litigation, income and other taxes and the fair value of stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate. The accompanying condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, are unaudited. The condensed consolidated balance sheet information as of December 31, 2008 is derived from the audited consolidated financial statements which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009. The consolidated financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K filed on March 13, 2009.

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

As of January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. As of June 30, 2009, the Company had no noncontrolling interests recorded in its balance sheet.

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

As of January 1, 2009, the Company adopted Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. As of June 30, 2009, the Company does not have any derivative instruments and/or hedging activities. The adoption of this statement did not have a material effect on its financial position or results of operations.

As of January 1, 2009, the Company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that invested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share (EPS) pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP requires all prior-period EPS data presented to be adjusted retrospectively. The Company has awarded restricted stock which included non-forfeitable dividend rights. The Company has applied this guidance in the earnings per share calculation as of June 30, 2009 and 2008. The impact of adoption changed previously reported net loss per share for the three months ended June 30, 2008 from ($0.19) to ($0.18) per share. The impact of the adoption did not change the previously reported net loss per share for the six months ended June 30, 2008.

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

These FSPs apply to both interim and annual periods and became effective beginning April 1, 2009. The Company adopted these standards for the quarter ended June 30, 2009. The adoption of these standards did not have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective beginning with the quarter ending June 30, 2009 and will be applied prospectively. The Company adopted SFAS 165 for the quarter ended June 30, 2009.

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

At the inception of a customer contract for service, the Company makes an assessment as to that customer’s ability to pay for the services provided. If the Company subsequently determines that collection from the customer is not reasonably assured, the Company records an allowance for doubtful accounts and bad debt expense or deferred revenue for all of that customer’s unpaid invoices and ceases recognizing revenue for continued services provided until cash is received.

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

For this arrangement the Company does not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as it has not licensed the intellectual property and software components, nor PCS separately. Accordingly the Company will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by paragraph 12 of SOP 97-2. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS has commenced. Concurrently with the signing of the Multi-Element Arrangement, the Company also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. The Company will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, the Company has attributed revenue for the service as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, the Company will record revenue on a monthly basis in an amount based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, the Company deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. For the three and six month periods ended June 30, 2009, the Company recognized approximately $1.7 million and $3.3 million, respectively, in revenue and approximately $21,000 and $42,000, respectively, in costs of revenue. During the three and six month periods ended June 30, 2008, the Company recognized approximately $1.0 million and $2.0 million, respectively, in revenue and approximately $21,000 and $42,000, respectively, in costs of revenue. As of June 30, 2009, the Company had remaining deferred revenue related to the multi-element arrangement of $11.6 million, which is expected to be recognized ratably over the remaining 20 month contract period and had remaining related deferred costs of $0.1 million.

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

From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, website, print and signage. The Company recorded barter revenue and expense of approximately $81,000 and $183,000, respectively, for the three month period ended June 30, 2009 and 2008, and approximately $173,000 and $297,000, for the six month period ended June 30, 2009 and 2008, respectively.

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

The following is a summary of available-for-sale securities at June 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$13,003	$6	$(4)	$13,005
Corporate notes and bonds	6,063	73	—	6,136

Total available-for-sale debt securities	19,066	79	(4)	19,141
Publicly traded common stock	13	11	—	24

Total available-for-sale securities	$19,079	$90	$(4)	$19,165

At June 30, 2009, the Company evaluated its investment portfolio, and noted unrealized losses of $4,000 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2009. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

At June 30, 2009, the Company evaluated its investment portfolio in publicly traded common stock to determine if there had been a decrease in market value that was considered to be other-than-temporary. At June 30, 2009, the Company concluded that there had been no decrease in market value in the publicly traded common stock.

The amortized cost and estimated fair value of the available-for-sale debt securities at June 30, 2009, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$13,003	$6	$(4)	$13,005
Due after one year and through five years	6,063	73	—	6,136

	$19,066	$79	$(4)	$19,141

The following is a summary of available-for-sale securities at December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$15,002	$36	$—	$15,038
Commercial paper	4,282	8	—	4,290
Corporate notes and bonds	17,195	62	(122)	17,135

Total available-for-sale debt securities	36,479	106	(122)	36,463
Publicly traded common stock	16	—	(3)	13

Total available-for-sale securities	$36,495	$106	$(125)	$36,476

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB also issued FASB No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162). This standard establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative US GAAP. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification will be effective July 1, 2009, and beginning with the third quarter interim report, a new referencing system will be used to identify authoritative accounting standards, replacing the existing references. Existing references will be designated by their Accounting Standards Codification (ASC) topical reference and new standards will be designated as Accounting Standards Updates, with a year and assigned sequence number.

3. Business Acquisition

On May 20, 2009 the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Kiptronic Inc. (Kiptronic) for approximately $1.0 million. The aggregate purchase price of approximately $1.0 million consisted of 213,334 shares of the Company’s common stock. The fair value of the common shares issued as consideration for Kiptronic was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. In addition, the Company incurred $0.1 million of transaction costs, which primarily consisted of fees for legal and financial advisory services. These transaction costs are included in general and administrative expenses in the Company’s statement of operations for the three and six month periods ended June 30, 2009. The Company’s consolidated financial statements include the results of operations of Kiptronic from the date of acquisition. The historical results of operations of Kiptronic were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The purchase price allocation is preliminary and a final determination of purchase accounting adjustments will be made upon the finalization of the Company’s integration activities, which are expected to be completed during 2009. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the Kiptronic acquisition will not be amortized and will be tested for impairment at least annually as required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) (see Note 12). The allocation of the aggregate purchase price includes: tangible assets of $0.2 million, assumed liabilities of $0.3 million, and goodwill of $1.1 million. Kiptronic develops mobility and monetization solutions for content publishers. The combination of the Company’s distributed computing and delivery platform with Kiptronic device-targeting and dynamic ad insertion technologies will allow the Company to provide media and entertainment companies a streamlined and scalable solution for the migration of media consumption from the PC to the wider variety of Internet-connected and mobile devices.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of June 30, 2009	As of December 31, 2008
Prepaid bandwidth and backbone services	$2,911	$2,538
Non-income taxes receivable (VAT)	2,972	3,030
Interest receivable	124	388
Employee advances and prepaid recoverable commissions	227	149
Other	1,497	1,729

Total prepaid expenses and other current assets	$7,731	$7,834

The Company is subject to and has paid Value Added Tax (VAT) in certain foreign jurisdictions in which it operates. Based on analysis and application of the VAT laws in particular locations, the Company believes it is entitled to a refund of VAT previously paid.

In January 2009, the Company entered into a multi-year arrangement with a telecommunications provider for additional backbone capacity. The agreement required the Company to make an advanced payment for future services to be received.

5. Property and Equipment

Property and equipment include (in thousands):

	As of June 30, 2009	As of December 31, 2008
Network equipment	$104,267	$96,698
Computer equipment	4,204	3,273
Furniture and fixtures	683	676
Leasehold improvements	2,320	2,221
Other equipment	525	446

	111,999	103,314
Less: accumulated depreciation	(76,830)	(63,129)

	$35,169	$40,185

6. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of June 30, 2009	As of December 31, 2008
Accrued legal fees	$1,580	$3,662
Accrued compensation and benefits	1,526	3,594
Accrued cost of revenue	1,837	3,491
Non income taxes payable	1,036	1,492
Other accrued expenses	2,576	2,689

Total other current liabilities	$8,555	$14,928

The Company has determined that certain transactions are subject to sales tax in some of the states in which it operates. Accordingly, the Company has recorded a liability for those amounts which are probable and reasonably estimated, pursuant to the application of FAS 5.

7. Litigation

In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against the Company in the U.S. District Court for the District of Massachusetts alleging that the Company was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, U.S. Patent No. 6,553,413 (the ‘413 patent) and U.S. Patent No. 6,108,703 (the ‘703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent, U.S. Patent No. 7,103,645 (the ‘645 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that the Company infringed four claims of the ‘703 patent at issue and rejecting the Company’s invalidity defenses for the period

April 2005 through December 31, 2007. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages. In addition, the jury awarded prejudgment interest which the Company estimated to be $2.6 million at December 31, 2007. The Company recorded an aggregate $48.1 million as a provision for litigation as of December 31, 2007. For the three and six month periods ended June 30, 2008, the Company recorded a potential additional provision for litigation of $6.2 million and $13.2 million, respectively, plus additional interest of $0.5 million and $0.7 million, respectively.

On July 1, 2008, the Court denied the Company’s Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding the Company’s equitable defenses. The Court conducted a bench trial in November 2008 regarding the Company’s equitable defenses. The Company also filed a motion for reconsideration of the Court’s earlier denial of the Company’s motion for JMOL. The Company’s motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the Court denied the Company’s initial motion for JMOL. On April 24, 2009 the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ‘703 patent and that the Company is entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order the Company has reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believes that payment of any amounts represented by the litigation provision is probable. The Court entered final judgment in favor of the Company on May 22, 2009, and Akamai has filed its notice of appeal of the Court’s decision on May 26, 2009. The Company is not able at this time to estimate the range of potential loss nor, in light of the favorable court order, does it believe that a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

Legal and other expenses associated with this case have been significant. The Company includes these litigation expenses in general and administrative expenses, as reported in its consolidated statement of operations. The Company expects that the litigation will continue to be expensive, time consuming and a distraction to its management in operating its business.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Virginia alleging that the Company was infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining the Company from conducting its business in a manner that infringed the relevant patents. A jury trial was conducted in the U.S. District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to the Company finding that the Company did not infringe the Level 3 patents. The Company believes the jury verdict finding that the Company did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against the Company by Level 3 in the litigation were without merit. The Court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered judgment in favor of the Company. In the event of an appeal by Level 3 the Company intends to vigorously defend the action. The Company is not able at this time to estimate the range of potential loss nor, in light of the favorable jury verdict, does it believe that a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

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

8. Net Income (Loss) Per Share

On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. The Company’s restricted stock qualifies as a participating security as defined by FSP No. EITF 03-6-1 as the holders have the non-forfeitable right to receive dividends declared or paid with respect to such restricted stock. The Company has applied FSP No. EITF 03-6-1 to the earnings per share calculations for all periods presented. The Company has included in the computation of outstanding shares approximately 299,000 and 937,000, respectively of non-vested restricted stock for the three months ended June 30, 2009 and 2008, respectively and approximately 351,000 and 999,000, respectively of non-vested restricted stock for the six months ended June 30, 2009 and 2008, respectively. The impact of adoption changed previously reported net loss per share for the three months ended June 30, 2008 from ($0.19) to ($0.18) per share. The impact of the adoption did not change the previously reported net loss per share for the six months ended June 30, 2008.

The Company calculates basic and diluted earnings per share based on income available to common stockholders, which approximates net income for each period, and includes the restricted stock as participating securities. The Company uses the weighted-average number of common shares outstanding during the period, plus the restricted stock discussed above, for the computation of basic earnings per share using the two-class method. Diluted earnings per share include the dilutive effect of convertible stock options and restricted stock units in the weighted-average number of common shares outstanding.

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income available to common stockholders	$(5,298)	$(15,331)	$49,836	$(33,773)

Basic weighted average common shares	84,033	82,889	83,774	82,756

Basic weighted average common shares	84,033	82,889	83,774	82,756
Dilutive effect of stock options and restricted stock units	—	—	3,475	—

Diluted weighted average common shares	84,033	82,889	87,249	82,756

Basic net (loss) income per share	$(0.06)	$(0.18)	$0.60	$(0.41)

Diluted net (loss) income per share	$(0.06)	$(0.18)	$0.57	$(0.41)

For the three month period ended June 30, 2009 and the three and six month periods ended June 30, 2008, an aggregate of 3,877,000, 1,631,000 and 2,640,000, respectively, outstanding options and common stock subject to repurchase were excluded from the computation of diluted net loss per common share for the three month period ended June 30, 2009 and the three and six month periods ended June 30, 2008 because including them would have had an antidilutive effect.

9. Comprehensive (Loss) Income

The following table presents the calculation of comprehensive income (loss) and its components (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(5,298)	$(15,331)	$49,836	$(33,773)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	73	(259)	102	(145)
Foreign exchange translation	—	272	(274)	116

Other comprehensive income (loss)	73	13	(172)	(29)

Comprehensive (loss) income	$(5,225)	$(15,318)	$49,664	$(33,802)

For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of June 30, 2009	As of December 31, 2008
Net unrealized gain (loss) on investments, net of tax	$87	$(15)
Foreign currency translation	1	275

Total accumulated other comprehensive income	$88	$260

10. Stockholders’ Equity

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

Business Acquisition

On May 20, 2009 the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Kiptronic Inc. for approximately $1.0 million. The aggregate purchase price of approximately $1.0 million consisted of 213,334 shares of the Company’s common stock.

11. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three and six month periods ended June 30, 2009 and 2008 in accordance with SFAS No. 123R (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Share-based compensation expense by type of award:
Stock options	$2,149	$3,060	$4,070	$6,264
Restricted stock awards and units	2,132	1,225	4,698	1,981

Total share-based compensation expense	$4,281	$4,285	$8,768	$8,245

Effect of share-based compensation expense on operations by line:
Cost of services	$582	$558	$1,134	$1,064
General and administrative expense	1,820	1,698	3,950	3,363
Sales and marketing expense	1,253	1,431	2,442	2,738
Research and development expense	626	598	1,242	1,080

Total cost related to share-based compensation expense	$4,281	$4,285	$8,768	$8,245

Unrecognized share-based compensation expense totaled $35.2 million at June 30, 2009. The Company expects to amortize $9.0 million during the remainder of 2009, $14.7 million in 2010 and the remainder thereafter based upon the scheduled vesting of the stock options, restricted stock awards and units outstanding at that time.

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

In May 2009, the Company granted 282,168 performance based RSUs to various employees. The performance based RSU’s will only vest if a specific revenue target is achieved in any one quarter during the ten full quarters following the date of the grant and provided the employee remains with the Company through the vesting date. As of June 30, 2009, the performance requirement was not probable of being achieved and accordingly no compensation expense has been recognized.

On June 1, 2009 the Company granted 230,000 RSUs to certain executive officers. Each of the RSU awards, if eligible, shall vest in three (3) equal annual installments beginning on the third business day following the Company’s public announcement of its earnings for the fiscal quarter ending June 30, 2010, and the second and third installments vesting on June 1, 2011 and June 1, 2012, provided the executive officer remains with the Company through each such vesting date. All or a portion of the RSUs may become eligible for vesting based upon the achievement of certain financial performance targets for the twelve-month period ending June 30, 2010. RSUs that do not become eligible are forfeited. As of June 30, 2009, no compensation expense had been recognized for these RSUs.

On June 1, 2009 the Company granted 320,000 stock options to certain executive officers. Each of the stock option awards vest one quarter (1/4th) on June 1, 2010, and one forty-eighth (1/48th) each month thereafter on the first day of each month, provided the executive officer remains with the Company through each such vesting date.

12. Goodwill

The Company recorded goodwill of $1.1 million as a result its business acquisition of substantially all of the assets of Kiptronic that occurred on May 20, 2009. The purchase price allocation is preliminary and a final determination of purchase accounting adjustments will be made upon the finalization of the Company’s integration activities, which are expected to be completed during 2009. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill.

The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of June 30, 2009.

13. Related Party Transactions

The Company leases office space from a company owned by one of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $3,000 and $6,000, respectively, for each of the three and six month periods ended June 30, 2009 and 2008.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executives. For the three and six month periods ended June 30, 2009, the Company did not generate any revenue from related parties. Revenue derived from related parties was less than 1% for the three and six month periods ended June 30, 2008. Management believes that all of the Company’s related party transactions reflected arm’s length terms.

14. Concentrations

For the three and six month periods ended June 30, 2009 and 2008, the Company had one major customer for which revenue exceeded 10% of total revenue. Revenues for the three month periods ended June 30, 2009 and 2008, for this customer totaled approximately $4.7 million and $5.2 million, respectively. Revenues for the six month periods ended June 30, 2009 and 2008, for this customer totaled approximately $10.3 million and $9.7 million, respectively.

Revenue from non-U.S. sources totaled approximately $6.3 million and $5.0 million respectively, for the three month periods ended June 30, 2009 and 2008, respectively. Revenue from non-U.S. sources totaled approximately $12.7 million and $9.1 million respectively, for the six month periods ended June 30, 2009 and 2008, respectively.

15. Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Based upon the Company’s estimated annual effective tax rate and after consideration of discrete tax items in the quarter, the Company’s estimated tax expense for the three and six month periods ended June 30, 2009 was approximately $171,000 and $492,000, respectively. For the six month period ended June 30, 2008 the Company had a tax benefit of approximately $208,000.

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

As of June 30, 2009, the Company has approximately $1,209,000 of total unrecognized tax benefits which did not materially change during the second quarter of 2009. This total of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate. The Company anticipates its unrecognized tax benefits will decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of June 30, 2009, the Company has recorded a liability of $213,000 for the payment of interest and penalties, which did not materially change during the second quarter of 2009.

During the six months ended June 30, 2009, the Company performed its assessment of the recoverability of deferred tax assets and determined there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude that it was more likely than not that the Company’s deferred tax assets would not be realized and accordingly maintained a full valuation allowance. In calculating its effective income tax rate for 2009, no benefit is provided for temporary differences that increase deferred tax assets.

The Company conducts business in various jurisdictions in the United States and in foreign countries and is subject to examination by tax authorities. As of June 30, 2009 and December 31, 2008, the Company’s 2006 and 2007 Federal income tax returns are under examination. The tax years 2003 through 2007 remain open to examination by U.S. and certain state and foreign taxing jurisdictions.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Domestic revenue	$26,036	$25,344	$52,798	$51,381
International revenue	6,297	4,970	12,710	9,135

Total revenue	$32,333	$30,314	$65,508	$60,516

The following table sets forth long-lived assets by geographic area (in thousands):

	As of June 30, 2009	As of December 31, 2008
Domestic long-lived assets	$23,950	$28,701
International long-lived assets	11,219	11,484

Total long-lived assets	$35,169	$40,185

17. Fair Value Measurements

The Company follows guidance in FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments and FASB No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS FAS 107-1 and APB 28-1 require companies to provide additional fair value information for certain financial instruments in interim financial statements.

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

As of June 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds, and US Government Agency Bonds which are classified as marketable securities on the Company’s consolidated balance sheet. All of these investments are publicly traded and for which market prices are readily available.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government agency bonds	$13,005	$13,005	$—	$—
Corporate notes and bonds	6,136	6,136	—	—
Publicly traded common stock	24	24	—	—

Total assets measured at fair value	$19,165	$19,165	$—	$—

For the period ended June 30, 2009, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the period end June 30, 2009, the Company had unrealized gains of approximately $90,000.

18. Subsequent Event

The Company has evaluated events and transactions occurring subsequent to June 30, 2009 through August 7, 2009, the date of the issuance of the financial statements, in accordance with SFAS No. 165, Subsequent Events. During this period, there were no recognized subsequent events requiring recognition in the financial statements and no non-recognized subsequent events requiring disclosure.

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

Overview

We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of June 30, 2009, we had approximately 1,370 [excluding Kiptronic Inc. (Kiptronic) customers] active customers worldwide. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods and in some cases, other arrangements. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase.

On May 20, 2009 we entered into an Asset Purchase Agreement to acquire substantially all of the assets of Kiptronic. Kiptronic develops mobility and monetization solutions for content publishers. The combination of the Company’s distributed computing and delivery platform with Kiptronic device-targeting and dynamic ad insertion technologies will allow the Company to provide media and entertainment companies a streamlined and scalable solution for the migration of media consumption from the PC to the wider variety of Internet-connected and mobile devices.

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

Traffic on our network has continued to grow. This traffic growth is the result of growth in the number of new customers, as well as growth in the traffic delivered on behalf of existing customers. Our revenue is generated primarily by charging for traffic delivered. During the quarter ended June 30, 2009, we continued to add new customers. We have seen an increase in the length of our sales cycle, but we continue to see that new and existing customers want the benefits of the specialized services that we bring to the market. We are also experiencing continued pricing pressure, particularly with our larger customers.

Historically, we have derived a portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2008 revenue derived from customers outside the United States accounted for approximately 16% of our total revenue. For the year ended December 31, 2008 we derived approximately 75% of our international revenue from operations in Europe and approximately 25% of our international revenue from Asia Pacific, respectively. For the three month periods ended June 30, 2009 and 2008, respectively, revenue derived from customers outside the United States accounted for approximately 19% and 16% respectively, of our total revenue. For the six month periods ended June 30, 2009 and 2008, respectively, revenue derived from customers outside the United States accounted for approximately 19% and 15% respectively, of our total revenue. For the three and six month periods ended June 30, 2009, we derived approximately 66% and 73%, respectively, of our international revenue from Europe and approximately 34% and 27%, respectively, of our international revenue from Asia Pacific, respectively. We expect foreign revenue as a percentage of our total revenues to increase in 2009. Our international business is managed as a single geographic segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 38% of our total revenue. During 2008, one of these top 10 customers, Microsoft, represented approximately 15% of our total revenue for that period. For the three and six month periods ended June 30, 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 35% and 37%, respectively of our total revenue. During the three and six month periods ended June 30, 2009 we had one customer, Microsoft that accounted for approximately 14% and 16%, respectively of our revenue during those periods. During 2007, we entered into a multi-element arrangement with Microsoft which generates revenue by providing consulting services related to the development of a Custom CDN solution, amortization of prepaid license and amortization of prepaid post-contract customer support (PCS) for both the custom CDN-solution and the software component. Revenue from this multi-element arrangement is being recognized over the term of the software agreement which at June 30, 2009, had 20-months remaining. Our relationship with Microsoft includes a minimum annual traffic commitment that may vary in duration based upon traffic utilization rates. We anticipate customer concentration levels will remain constant compared to prior years. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to reseller customers accounted for approximately 1% for the year ended December 31, 2008. For the three and six month periods ended June 30, 2009, revenue generated from sales to reseller customers was less than 2% of our total revenue.

In addition to these revenue-related business trends, our cost of revenue increased in absolute dollars and remained constant as a percentage of revenue for the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008 and increased in absolute dollars and decreased as a percentage of revenue during the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008. This increase in absolute dollars is primarily the result of increased cost of bandwidth and co-location fees and network operations personnel related to the increased investments to build out the capacity of our network.

Through 2008 operating expense has increased in absolute dollars each period as revenue has increased. In 2008, these increases were primarily due to increased litigation costs and legal fees associated with ongoing intellectual property litigation. For the three month period ended June 30, 2009, operating expenses, excluding the provision for litigation, decreased compared to the three month period ended June 30, 2008. This decrease was primarily due to decreased general and administrative costs (primarily litigation costs and lower bad debt expense) and decreased sales and marketing costs (primarily due to a reduction in marketing programs) off-set by increased research and development costs and non-network related depreciation. For the six month period ended June 30, 2009, operating expenses, excluding the provision for litigation, decreased compared to the six month period ended June 30, 2008. This decrease was primarily due to decreased general and administrative costs (primarily litigation costs and legal fees) and decreased sales and marketing (primarily due to a reduction in marketing programs) off-set by increased research and development costs and non-network related depreciation.

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2006, 2007 and 2008, we made capital purchases of $40.4 million, $26.5 million and $20.1 million, respectively. For the three and six month periods ended June 30, 2009, we made capital investments of $4.1 million and $8.7 million, respectively. We continue to see improvements in the efficiency of our network allowing us to meet traffic growth with less investment, however, we expect to have ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. For 2009, we currently anticipate making aggregate capital expenditures of approximately 15% to 17% of total revenue for the year.

During 2008 we generated revenue from certain customers that are entities related to certain of our founders. The aggregate amounts of revenue derived from these related party transactions was less than 1% for the year ended December 31, 2008. For the three and six month periods ended June 30, 2009, we did not generate any revenue from related parties. We believe that all of our related party transactions reflected arm’s length terms.

We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue (U.S. Patent No. 6,108,703 (the ‘703 patent) and rejecting our invalidity defenses. The Court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the Court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the Court denied our initial motion for JMOL. On April 24, 2009 the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order we reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The Court entered final judgment in favor of us on May 22, 2009, and Akamai filed a notice of appeal on May 26, 2009. We cannot assure you that this lawsuit ultimately will be resolved in our favor.

Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations. We expect that these expenses will continue to be significant.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in the U.S. District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to us finding that we did not infringe the Level 3 patents. We believe the jury verdict finding that we did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The Court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered a judgment in our favor. In the event of an appeal by Level 3 we intend to vigorously defend the action. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations. We expect that these expenses will continue to be significant.

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

We were profitable for the six months ended June 30, 2009; the largest impact to our profitability was the reversal of our provision for litigation judgment accrual of $65.6 million regarding the patent infringement lawsuit filed by Akamai Technologies, Inc.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States for interim periods. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable reserves, income and other taxes, stock-based compensation, equipment and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

During the three month period ended June 30, 2009, we changed the method in which we calculate the reserve for bad debt. Beginning with the quarter ended June 30, 2009, we began calculating the reserve for bad debt using the aging of the accounts receivable method. As of June 30, 2009, there were no other material changes to any of the critical accounting policies as described in our annual report on Form 10-K dated March 13, 2009. During the quarterly periods between the February 2008 adverse jury verdict in the patent infringement lawsuit filed by Akamai Technologies, Inc. and the Court’s April 24, 2009 order, we had accrued for potential damages and interest. Based upon the Court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable.

Results of Operations

Revenue

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Revenue	$32,333	$30,314	$2,019	7%	$65,508	$60,516	$4,992	8%

Revenue increased 7%, or $2.0 million, to $32.3 million for the three months ended June 30, 2009 as compared to $30.3 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, total revenues increased 8%, or $5.0 million, to $65.5 million as compared to $60.5 million for the six months ended June 30, 2008. The increase in revenue for the three and six month periods ended June 30, 2009 as compared to the same periods in the prior year was primarily attributable to an increase in our recurring CDN service revenue and revenue generated from professional services provided to customers. The increase in CDN service revenue was primarily attributable to an increase in traffic and the number of customers under recurring revenue contracts, partially off-set by a decline in unit sales price. As of June 30, 2009, we had approximately 1,370 [excluding Kiptronic customers] customers under recurring CDN service revenue contracts as compared to approximately 1,290 as of June 30, 2008. During the year ended December 31, 2007, we deferred $3.4 million of custom CDN services revenue from one customer as the amounts were part of a multi-element arrangement. Entering into the multi-element arrangement with this customer changed the way we accounted for revenue earned from this customer during 2007. The revenue from the custom CDN services is being recognized ratably over a 44 month period starting in July 2007. As new service and or license fees are billed it is added to the deferred revenue and amortized over the then remaining contract term. As of June 30, 2009, we had $3.3 million of deferred custom CDN services revenue remaining of which approximately $1.0 million will be recognized during the remainder of 2009, $2.0 million in 2010 and the remainder thereafter.

For the three months ended June 30, 2009 and 2008, approximately 19% and 16%, respectively, of our total revenues were derived from our operations located outside of the United States. For the three months ended June 30, 2009 and 2008, we derived approximately 66% and 74%, respectively of our international revenue from Europe and approximately 34% and 26%, respectively of our international revenue from Asia Pacific. For the six months ended June 30, 2009 and 2008, approximately 19% and 15%, respectively, of our total revenues were derived from our operations located outside of the United States. For the six months ended June 30, 2009 and 2008, we derived approximately 73% and 76%, respectively of our international revenue from Europe and approximately 27% and 24%, respectively of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of revenues during these periods.

Cost of Revenue

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Cost of revenue	$21,078	$19,751	$1,327	7%	$42,549	$40,423	$2,126	5%

Cost of revenue includes fees paid to network providers for bandwidth and backbone, and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes payroll and related costs, depreciation of network equipment used to deliver our CDN services and equity-related compensation for network operations personnel.

Cost of revenue increased 7%, or $1.3 million, to $21.1 million for the three months ended June 30, 2009 as compared to $19.8 million for the three months ended June 30, 2008. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $0.6 million due to higher traffic levels and increased amounts of deployed network assets, and an increase in payroll and related employee costs of $0.6 million associated with increased staff to build and operate our CDN. For the six months ended June 30, 2009, cost of revenues increased 5%, or $2.1 million, to $42.5 million as compared to $40.4 million for the six months ended June 30, 2008. These increases were primarily due to an increase in payroll and related employee costs of $1.4 million associated with increased staff, an increase in depreciation expense of network equipment of $0.5 million due to increased investment in our network and an increase in other costs of $0.3 million. During the three and six month periods ended June 30, 2009, we recognized $21,000 and $42,000, respectively, of deferred costs associated with revenue related to the Multi-Element Arrangement entered into during the second quarter of 2007. As of June 30, 2009, there was $0.1 million of deferred costs remaining to be amortized ratably into cost of services over a 44 month period that commenced in July 2007.

Additionally, cost of revenue includes share-based compensation of approximately $0.6 million and $1.1 million, respectively, for both the three and six months ended June 30, 2009 and 2008, resulting from our application of SFAS No. 123R.

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Bandwidth and co-location fees	$11.3	$10.7	$22.5	$22.4
Depreciation — network	6.1	6.2	12.7	12.2
Payroll and related employee costs	2.5	1.9	4.9	3.5
Share-based compensation	0.6	0.6	1.1	1.1
Royalty expenses	0.2	0.2	0.3	0.5
Other costs	0.4	0.2	1.0	0.7

Total cost of revenues	$21.1	$19.8	$42.5	$40.4

We have long-term purchase commitments for bandwidth usage and co-location with various Tier 1 network providers and data center operators. The minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately: $14.7 million for the remainder of 2009, $12.4 million for 2010, $3.8 million for 2011, $1.9 million for 2012 and $0.9 million for 2013 and beyond.

We anticipate cost of revenues will increase during the remainder of 2009. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased rack and co-location costs to support increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to decrease compared to 2008 in absolute dollars. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our expanding customer base. We expect that share-based compensation expense under SFAS No. 123R will increase compared to 2008.

General and Administrative

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
General and administrative	$6,405	$9,152	$(2,747)	(30)%	$18,309	$22,234	$(3,925)	(18)%

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

General and administrative expenses decreased 30%, or $2.8 million, to $6.4 million for the three months ended June 30, 2009 as compared to $9.2 million for the three months ended June 30, 2008. The decrease in general and administrative expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily due to a decrease of $2.3 million in litigation expenses primarily related to our litigation with Akamai and MIT, Level 3 and the class action lawsuits filed against us beginning in August 2007 and a decrease of $0.9 million in bad debt expense. These decreases were offset by an increase in payroll and related employee costs of $0.4 million. For the six months ended June 30, 2009, general and administrative expenses decreased 18%, or $3.9 million, to $18.3 million as compared to $22.2 million for the six months ended June 30, 2008. The decrease in general and administrative expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to a decrease of $3.7 million in litigation expenses, a decrease of $1.1 million in professional fees, and a decrease in other costs of $0.5 million. Other expenses include such items rent, utilities, telephone, insurance, travel and travel related expenses, fees and licenses and property taxes. These decreases were offset by an increase in payroll and related employee costs of $0.8 million.

Additionally, general and administrative share-based compensation expense increased $0.1 million and $0.6 million, respectively for the three and six month periods ended June 30, 2009 compared to the same periods of the prior year.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Litigation expenses	$0.4	$2.7	$4.3	$8.0
Share-based compensation	1.8	1.7	4.0	3.4
Bad debt expense	0.4	1.3	2.4	2.4
Payroll and related employee costs	1.4	1.0	2.8	2.0
Professional fees	1.1	1.0	2.4	3.5
Other expenses	1.3	1.5	2.4	2.9

Total general and administrative	$6.4	$9.2	$18.3	$22.2

We expect general and administrative expenses to decrease in 2009 in absolute dollars and to decrease as a percentage of revenue. The decrease is due to lower costs associated with ongoing litigation, as well as decreases in accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. We expect that share-based compensation expense under SFAS No. 123R will decrease compared to 2008.

Sales and Marketing

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Sales and marketing	$7,716	$8,965	$(1,249)	(14)%	$15,855	$17,107	$(1,252)	(7)%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses decreased 14%, or $1.3 million, to $7.7 million for the three months ended June 30, 2009, as compared to $9.0 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, sales and marketing expenses decreased 7%, or $1.2 million, to $15.9 million, as compared to $17.1 million for the six months ended June 30, 2008. The decrease in sales and marketing expenses for the three and six month periods ended June 30, 2009 compared to the three and six month periods ended June 30, 2008 was primarily due to a decrease of $0.5 million and $0.7 million, respectively in marketing programs, $0.3 million and $0.1 million, respectively in payroll and related employee costs, $0.1 million and $0.1 million, respectively in professional fees and a decrease of $0.1 million and $0.1, million, respectively in other expense. Other expenses included such items as rent and property taxes for our Europe and Asia Pacific sales offices, telephone and office supplies.

Additionally, sales and marketing share-based compensation expense decreased $0.2 million and $0.3 million, respectively for the three and six month periods ended June 30, 2009 compared to the same periods of the prior year.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Payroll and related employee costs	$4.7	$5.0	$9.7	$9.8
Share-based compensation	1.2	1.4	2.4	2.7
Marketing programs	0.3	0.8	0.4	1.1
Travel and travel-related expenses	0.5	0.6	1.1	1.0
Professional fees	0.3	0.4	0.6	0.7
Other expenses	0.7	0.8	1.7	1.8

Total sales and marketing	$7.7	$9.0	$15.9	$17.1

We anticipate our sales and marketing expense will decrease in 2009 in absolute dollars and decline as a percentage of revenue compared to 2008. The decrease is due to expected decreases in commissions and bonus programs, as well as reduced marketing costs. We expect that share-based compensation expense under SFAS No. 123R will decrease compared to 2008.

Research and Development

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Research and development	$1,944	$1,694	$250	15%	$3,854	$3,284	$570	17%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 15%, or $0.2 million, to $1.9 million for the three months ended June 30, 2009, as compared to $1.7 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, research and development expenses increased 17%, or $0.6 million, to $3.8 million, as compared to $3.3 million for the six months ended June 30, 2008. The increase in research and development expenses in the three and six month periods ended June 30, 2009 as compared to the three and six month periods ended June 30, 2008 was primarily due to an increase of $0.3 million and $0.4 million respectively, in payroll and related employee costs associated with our hiring of additional network and software engineering personnel, an increase in share-based compensation of $-0- and $0.2 million, respectively, offset by a decrease in other expenses of $0.1 million and $-0-, respectively. Other expenses include such items as travel and travel related expenses, consulting, telephone, and office supplies.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Payroll and related employee costs	$1.1	$0.8	$2.0	$1.6
Share-based compensation	0.6	0.6	1.3	1.1
Other expenses	0.2	0.3	0.6	0.6

Total research and development	$1.9	$1.7	$3.9	$3.3

We anticipate our research and development expenses will remain constant in 2009 in absolute dollars and as a percentage of revenue. We expect that share-based compensation expense under SFAS No. 123R will increase compared to 2008.

Provision for Litigation

	Three months ended June 30,					Six months ended June 30,
	2009	2008	Increase (Decrease)	Percent Change		2009	2008	Increase (Decrease)	Percent Change
		(in thousands)					(in thousands)
Provision for litigation	$—	$6,743	$(6,743)	NA	%	$(65,645)	$13,878	$(79,523)	(573)%

The provision for litigation related to our accrual for potential damages and interest associated with revenue generated from allegedly infringing methods associated with the Akamai litigation. For the year ended December 31, 2007, we recognized a provision for litigation in the amount of $45.5 million plus pre-judgment interest estimated to be $2.6 million. For the three and six month periods ended June 30, 2008, we recognized a provision for litigation of $6.2 million and $13.2 million, respectively for potential on-going damages, plus additional interest of $0.5 million and $0.7 million respectively. During the year ended December 31, 2008 we accrued potential additional damages and interest of $17.5 million. Based upon the Court’s April 24, 2009 order setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law, we reversed this provision for litigation in the three month period ended March 31, 2009, as we no longer believe that payment of any amounts represented by the litigation provision is probable.

Interest Expense

	Three months ended June 30,					Six months ended June 30,
	2009	2008	Increase (Decrease)	Percent Change		2009	2008	Increase (Decrease)	Percent Change
		(in thousands)					(in thousands)
Interest expense	$11	$11	$—	NA	%	$22	$33	$(11)	(33)%

Interest expense consists of the amortization of deferred financing costs.

Interest expense was $11,000 for the three month periods ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, interest expense decreased 33%, or $11,000, to $22,000, as compared to $33,000 for the six months ended June 30, 2008. The $11,000 and $22,000 for the three and six month periods ended June 30, 2009 and 2008, respectively represents the amortization of loan fees associated with our unused line of credit. As of June 30, 2009, we had no outstanding balances due on any of our credit facilities. We do not expect to incur any interest expense on debt during the remainder of 2009.

Interest Income

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest income	$337	$1,334	$(997)	(75)%	$720	$3,226	$(2,506)	(78)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased 75%, to $0.3 million for the three months ended June 30, 2009, as compared to $1.3 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, interest income decreased 78%, to $0.7 million, as compared to $3.2 million for the six months ended June 30, 2008. The decrease in interest income for the three and six month periods ended June 30, 2009 was primarily due to lower market interest rates on decreased cash balances. We anticipate interest income to decrease as a result of expected lower average cash balances as well as the decreased interest rates.

Other Income

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Other income (expense)	$(111)	$(377)	$266	71%	$116	$(207)	$323	156%

Other income (expense) increased 71% or $0.3 million to $(0.1) million for the three month period ended June 30, 2009, as compared to $(0.4) million for the three months ended June 30, 2008. For the six months ended June 30, 2009, other income (expense) increased 156%, or $0.3 million, to $0.1 million, as compared to $(0.2) million for the six months ended June 30, 2008. Other income (expense) for the three and six months ended June 30, 2009 consists primarily of foreign exchange gains (losses) resulting from the re-measurement of certain accounts payable and receivables denominated in a foreign currency, and the effect of exchange rates on monetary balance sheet and income statement items resulting from foreign operations. Additionally, other income/expense for the three and six month periods ended June 30, 2009 includes a non-income tax related payment of approximately $64,000. Other income (expense) for the three and six month periods ended June 30, 2008 primarily consists of foreign exchange losses resulting from the re-measurement of accounts payable for invoices denominated in a foreign currency, and the effect of exchange rates on monetary balance sheet and income statement items resulting from foreign operations.

Income Tax (Benefit) Expense

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Income tax expense (benefit)	$171	$(25)	$196	790%	$492	$(208)	$700	337%

Based upon our estimated annual effective tax rate and after consideration of discrete tax items in the quarter, our estimated tax expense for the six months ended June 30, 2009 consisted of federal, foreign and state expense (benefit) for income taxes. For the six months ended June 30, 2009, our expense for income taxes was $0.5 million, which included $0.6 million for income taxes related primarily to our foreign operations, $0.1 million for state tax expense and $(0.2) million reduction of existing reserves and interest for potential liabilities in state and foreign taxing jurisdictions. Due to our providing for a valuation allowance on tax assets, our domestic tax losses, tax rate differentials in our foreign subsidiaries, and discrete items for the quarter, our effective tax expense on our income before taxes of $50.3 million for the six months ended June 30, 2009 is lower than the U.S. statutory federal income tax expense.

On April 24, 2009, the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ‘703 patent and that the Company was entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order the Company has reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believe that payment of any amounts represented by the litigation provision is probable. In accordance with FIN 18, the Company recorded the tax effect of the reversal discretely in the quarter. The discrete entry related to the reversal did not have any tax effect given the Company has a full valuation allowance recorded on its deferred tax assets.

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

During the six month period ended June 30, 2009, the Company performed an assessment of the recoverability of deferred tax assets and determined there was sufficient negative evidence as a result of our cumulative losses to conclude that it was more likely than not that our deferred tax assets would not be realized and accordingly maintained a full valuation allowance. In calculating our effective income tax rate for 2009, no benefit is provided for temporary differences that increase deferred tax assets.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	borrowing on credit facilities; and

•	cash generated by operations.

As of June 30, 2009, our cash, cash equivalents and marketable securities classified as current totaled $164.3 million.

Operating Activities

Net cash used in operating activities was $4.3 million for the six months ended June 30, 2009, compared to net cash used in operating activities of $7.6 million for the six months ended June 30, 2008. The change to cash used in operating activities for the six months ended June 30, 2009 was primarily due to our net income for the six months ended June 30, 2009, and changes in working capital, including decreases in accounts receivable of $3.4 million, partially offset by increases in other assets of $4.2 million, and decreases in accounts payable of $5.4 million, deferred revenue of $1.8 million and other current liabilities of $7.1 million.

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

Investing Activities

Cash provided by investing activities was $11.5 million for the six months ended June 30, 2009, compared to cash provided by investing activities of $7.2 million for the six months ended June 30, 2008. Cash provided by investing activities was principally comprised of cash generated from the sale of short-term marketable securities offset by the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately 15% to 17% of total revenue in 2009.

Financing Activities

Cash provided by financing activities decreased $1.0 million to $0.2 million for the six months ended June 30, 2009, as compared to $1.2 million for the six months ended June 30, 2008. The decrease is primarily due to the escrow distribution related to the Akamai litigation of $1.0 million for the six months ended June 30, 2008.

At June 30, 2009 we had no outstanding balance on any of our credit facilities and we had an unused line of credit of up to $5.0 million dollars. Under the terms of the line of credit, we can borrow up to 50% of the cash balances we hold at the bank, up to a maximum of $5.0 million dollars. We do not anticipate having to utilize the line of credit for the remainder of 2009.

In connection with our Series B preferred stock financing in July 2006, an escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing and to fund 50% of the ongoing monthly expenses associated with the Akamai litigation. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. During the three month period ended June 30, 2008, we received approximately $1.0 million in reimbursements from this escrow. At June 30, 2009 and 2008, the balance outstanding in the escrow was zero.

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

The following table presents our contractual obligations and commercial commitments, as of June 30, 2009 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations as of June 30, 2009	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$13,624	$8,118	$4,060	$1,382	$64
Rack space leases	20,054	15,277	4,777	—	—
Real estate leases	1,449	982	467	—	—

Total operating leases	35,127	24,377	9,304	1,382	64
Capital leases	—	—	—	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$35,127	$24,377	$9,304	$1,382	$64

Off Balance Sheet Arrangements

We do not have, and have never had, any relationships with unconsolidated entities or financial partnerships; such entities are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The terms Non-GAAP net income, EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income, EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

•	EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the cash requirements necessary for litigation costs;

•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on any debt that we may incur;

•	they do not reflect income taxes or the cash requirements for any tax payments;

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	March 31, 2008	June 30, 2009	June 30, 2008
GAAP net (loss) income	$(5,298)	$55,135	$(15,331)	$(18,442)	$49,836	$(33,773)
Provision for potential litigation damages	—	(65,645)	6,743	7,134	(65,645)	13,878
Share-based compensation	4,281	4,487	4,285	3,960	8,768	8,245
Litigation defense expenses	367	3,945	2,667	5,366	4,312	8,033

Non-GAAP net (loss) income	$(650)	$(2,078)	$(1,636)	$(1,982)	$(2,729)	$(3,617)

Reconciliation of GAAP Net Income (Loss) to EBITDA to EBITDA

Adjusted for Share-Based Compensation and Litigation and Damage Costs

(In thousands)

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	March 31, 2008	June 30, 2009	June 30, 2008
GAAP net (loss) income	$(5,298)	$55,135	$(15,331)	$(18,442)	$49,836	$(33,773)
Depreciation and amortization of other intangibles	6,665	7,088	6,503	6,260	13,753	12,762
Interest expense	11	11	11	21	22	33
Interest and other income	(226)	(610)	(957)	(2,062)	(836)	(3,019)
Income tax (benefit) expense	171	320	(25)	(183)	492	(208)

EBITDA	$1,323	$61,944	$(9,799)	$(14,406)	$63,267	$(24,205)
Provision for litigation	—	(65,645)	6,743	7,134	(65,645)	13,878
Share-based compensation	4,281	4,487	4,285	3,960	8,768	8,245
Litigation defense expenses	367	3,945	2,667	5,366	4,312	8,033

Adjusted EBITDA	$5,971	$4,731	$3,896	$2,054	$10,702	$5,951

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

With the exception of the change in controls noted below, no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of 2008, we implemented a new customer invoicing and revenue reporting system. As of December 31, 2008, the system had not been fully implemented. We anticipate that this new invoicing and revenue reporting system will further enhance our internal controls over financial reporting. We expected that the new system would be fully implemented during the first quarter of 2009. We currently are continuing to make modification and enhancements to the system. The system is expected to be fully implemented during 2009.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

        We are involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006 in the U.S. District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in U.S. Patent No. 6,108,703 (the ‘703 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ‘703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008 we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest.

On July 1, 2008, the Court denied our Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding our equitable defenses. The Court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the Court’s earlier denial of our motion for JMOL. Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the Court denied our initial motion for JMOL. On April 24, 2009 the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The Court entered final judgment in favor of us, and Akamai has filed a notice of appeal of the Court’s decision. We cannot assure you that this lawsuit ultimately will be resolved in our favor.

We expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business.

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in U.S. District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and that the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008 Plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. We believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and we intend to continue to contest the lawsuit vigorously. We do have in place Directors and Officers Liability Insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. We are not able at this time to estimate the range of a potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

In December 2007, Level 3 Communications, LLC filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in the U.S. District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to Limelight finding that Limelight did not infringe the Level 3 patents. We believe the jury verdict finding Limelight does not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The Court denied Level 3’s subsequent motion for judgment as a matter of law or alternatively for a new trial, and entered a judgment in our favor. In the event of an appeal by Level 3 we intend to continue to vigorously defend the action. There can be no assurance at this time that, if an appeal is filed by Level 3, that the lawsuit ultimately will be resolved in our favor. In light of the favorable jury verdict, we are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

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

The Court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the Court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the Court denied our initial motion for JMOL. On April 24, 2009 the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that Limelight does not infringe Akamai’s ‘703 patent and that Limelight is entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order we have reversed the provision for litigation relating to this matter as we no longer believe that payment of any amounts represented by the litigation provision is probable. Although the Court has entered judgment in our favor and we believe the ruling of the Court is correct, Akamai has filed a notice of appeal and we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

In January 2009, a jury returned a verdict in a patent infringement lawsuit filed by Level 3 Communications LLC, or Level 3, against us, finding that we did not infringe any of the claims of the patents at issue in that case. The Court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered judgment in our favor. Although we believe the jury verdict and the judgment in this matter are correct, we cannot provide any assurance at this time that, if an appeal is filed by Level 3, that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in U.S. District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and that the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008 Plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. We do have in place Directors and Officers Liability Insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaint, there can be no assurance at this time that the lawsuit will ultimately be resolved in our favor. If we receive an adverse ruling in this case and the judgment exceeds the amount of our Directors and Officers Liability Insurance or that insurance is not available to satisfy the judgment, such a ruling could harm our liquidity and overall financial position.

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

We have recently expanded our operations significantly, increasing our total number of employees from 29 at December 31, 2004 to 301 at June 30, 2009, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include: training new sales personnel to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our content delivery network, or CDN, and administrative infrastructure, systems and processes; addressing new markets; and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.

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

We have only operated as a public company since June 2007 and we will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market’s Global Market. These rules impose various requirements on public companies, including requiring changes in corporate governance practices, increased reporting of compensation arrangements and other requirements. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP, (E&Y), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. We successfully completed our assessment and obtained E&Y’s attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2008. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and use an international accounting firm to assist us with our assessment of the effectiveness of our internal controls over financial reporting. In future years, if we fail to timely complete this assessment, or if E&Y cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Stock Market’s Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

Our customers may not be successful in selling advertising or otherwise monetizing the content we deliver on their behalf and consequently may not be successful in creating a profitable business model. This may result in some of our customers discontinuing their Internet or web-based business operations and discontinuing use of our services and products. For example, during the three month period ended March 31, 2008, a significant customer discontinued its website business and ceased using our CDN services. Further, weakness and related uncertainty in the global financial markets and economy—which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that the worldwide economy may enter into a prolonged recessionary period – may materially adversely impact our customers’ access to capital or willingness to spend capital on our services or in some cases, ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws. This uncertainty may also impact our customers’ levels of cash liquidity, which could affect their ability or willingness to timely pay for services that they will order or have already ordered from us. From time to time we discontinue service to customers for non-payment of services. We expect further customers may discontinue operations or not be willing or able to pay for services that they have ordered from us. Further loss of customers may adversely affect our financial results.

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

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2006, 2007 and 2008 we invested $40.6 million, $22.7 million and $18.1 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN. For the six month period ended June 30, 2009, we invested $6.1 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

During 2009 and 2010, as we further expand our CDN, and we begin to refresh our network equipment, we expect our capital expenditures to increase when compared to expenditures we made in 2008. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

•	failure to increase sales of our core services;

•	significant increases in electricity, bandwidth and rack space costs or other operating expenses;

•	inability to maintain our prices relative to our costs;

•	failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than our increase in new customers or our sales to existing customers;

•	failure to increase sales of our services to current customers as a result of their ability to reduce their monthly usage of our services to their minimum monthly contractual commitment;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.

If we are unable to develop new services and enhancements to existing services or fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.

The market for our CDN services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. As prices for CDN continue to fall, we will increasingly rely on new product offerings and other value added services to maintain or increase our gross margins. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.

We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from these customers could significantly harm our results of operations.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 38% of our total revenue. For the six month period ended June 30, 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 37% of our total revenue. During 2008 one of these top 10 customers, Microsoft, represented approximately 15% of our total revenue for that period. For the six month period ended June 30, 2009, Microsoft, represented approximately 16% of our total revenue. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

If we are unable to attract new customers or to retain our existing customers, our revenue could be lower than expected and our operating results may suffer.

In addition to adding new customers, to increase our revenue, we must sell additional services to existing customers and encourage existing customers to increase their usage levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new customers. We sell our services pursuant to service agreements that generally include some form of financial minimum commitment. Our customers have no obligation to renew their contracts for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. This fact, in addition to the changing competitive landscape in our market, means that we cannot accurately predict future customer renewal rates or usage rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

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

•

general economic, industry and market conditions (such as the fluctuations experienced in the stock and credit markets during the recent deterioration of global economic conditions) and those conditions specific to Internet usage;

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

Our adoption of SFAS 123R in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007 and 2008 partially due to an increase in our share-based compensation expense which increased from $0.1 million in 2005 to $9.2 million, $18.9 million and $18.1 million, respectively, in 2006, 2007 and 2008. For the six month period ended June 30, 2009 our share-based compensation expense was $8.8 million. This increase in share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock units (RSUs) grants. Our unrecognized share-based compensation expense totaled $35.2 million at June 30, 2009, of which we expect to amortize $9.0 million during the remainder of 2009, $14.7 million in 2010 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. We further expect our share-based compensation expense to decrease in 2009 and potentially to increase thereafter as we grant additional options or restricted stock awards. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. In December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million and $20.8 million, respectively, in 2006, 2007 and 2008, respectively. For the six month period ended June 30, 2009, we incurred $4.3 million in litigation costs. We expect these costs will continue to be significant during 2009.

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

Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in approximately 71 third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.

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

We may seek to acquire businesses or technologies that are complementary to our business. For example, in May 2009 we acquired substantially all of the assets of Kiptronic Inc., a developer of mobility and monetization solutions for content publishers. Acquisitions involve a number of risks to our business, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate operations or personnel in an efficient and timely manner could harm our results of operations. We do not have prior experience as a company in this complex process of acquiring and integrating businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions will require the use of our available cash or dilutive issuances of securities. Future acquisitions or attempted acquisitions could also harm our ability to achieve profitability. We may also experience significant turnover from the acquired operations or from our current operations as we integrate businesses.

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

We have operations, equipment and personnel in the United States, France, the Netherlands, Japan, Singapore and the United Kingdom, and we currently maintain network equipment in Australia, Canada, Hong Kong, Ireland, Sweden, Germany, Italy and Spain. As part of our growth strategy, we intend to expand our sales and support organizations internationally, as well as to further expand our international network infrastructure. We have limited experience in providing our services internationally and such expansion could require us to make significant expenditures, including the hiring of local employees, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 140 at December 31, 2008. As of June 30, 2009, we had 132 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

As of June 30, 2009, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 52% of our outstanding common stock, including approximately 36% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

On May 20, 2009 we issued 213,334 shares of common stock to Kiptronic Inc. in connection with and as consideration for our acquisition of substantially all of the assets of such corporation. The fair value of the common stock issued as consideration was approximately $1.0 million. The sale of such securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. The recipient of securities in the transaction represented its intention to acquire the securities for investment only and not with a view to or for resale in connection with any distribution thereof and its adequate access to information about us.

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

In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for capital expenditures, working capital and other general corporate purposes. For the six month period ended June 30, 2009, we made capital expenditures of $8.7 million and expect aggregate capital expenditures of approximately 15% to 17% of total revenue in 2009. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. However, we do not have agreements or commitments for any specific acquisitions at this time. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation a portion of the net proceeds may be used to satisfy a final damages judgment, if any.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2009, we held our 2009 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes specified below:

1. Joseph H. Gleberman and Fredric W. Harman were elected to serve as directors of Limelight Networks, Inc. until the 2012 annual meeting or until their successors are duly elected and qualified or their earlier resignation or removal. With respect to Mr. Gleberman, 69,738,476 shares of common stock were voted in favor of his election, and 9,323,910 shares of common stock were withheld. With respect to Mr. Harman, 69,839,855 shares of common stock were voted in favor of his election, and 9,222,531 shares were withheld. There were no abstentions or broker non-votes. The terms of Messrs. Amaral, Lunsford, Perrone, Fisher, Peterschmidt and Raciborski continued after the meeting.

2. The ratification of Ernst & Young LLP as our independent public accountants for the year ended December 31, 2009 was approved. The votes were cast as follows: 78,811,422 shares of common stock were voted for the ratification, 243,010 shares of common stock were voted against the ratification, and 7,935 shares of common stock abstained from the vote. There were no broker non-votes.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1	333-141516	3.2	5/21/07

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-141516	3.4	3/22/07

10.20	Limelight Networks, Inc. Master Executive and Management Bonus Plan.	8-K	001-33508	99.1	5/19/09

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: August 7, 2009	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1	333-141516	3.2	5/21/07

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-141516	3.4	3/22/07

10.20	Limelight Networks, Inc. Master Executive and Management Bonus Plan.	8-K	001-33508	99.1	5/19/09

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.