Form 10-Q
period 2009-09-30
Limelight Networks, Inc.
filed 2009-11-06
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2009: 84,674,389 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,447	$138,180
Marketable securities	50,367	36,463
Accounts receivable, net of reserves of $9,149 at September 30, 2009 and $7,565 at December 31, 2008, respectively	27,692	33,482
Income taxes receivable	184	7
Prepaid expenses and other current assets	9,206	7,834

Total current assets	189,896	215,966
Property and equipment, net	39,653	40,185
Marketable securities, less current portion	16	13
Goodwill	619	—
Other intangible assets, net	404	—
Other assets	9,048	628

Total assets	$239,636	$256,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,180	$8,920
Deferred revenue, current portion	12,077	9,865
Provision for litigation	—	65,645
Other current liabilities	8,905	14,928

Total current liabilities	28,162	99,358
Deferred revenue, less current portion	3,006	7,303

Total liabilities	31,168	106,661
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at September 30, 2009; 84,667 and 83,405 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	85	83
Additional paid-in capital	304,466	290,593
Accumulated other comprehensive income	105	260
Accumulated deficit	(96,188)	(140,805)

Total stockholders’ equity	208,468	150,131

Total liabilities and stockholders’ equity	$239,636	$256,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$32,530	$33,116	$98,038	$93,632

Cost of revenue:
Cost of services	14,889	14,950	44,757	43,168
Depreciation — network	6,018	6,607	18,699	18,812

Total cost of revenue	20,907	21,557	63,456	61,980

Gross margin	11,623	11,559	34,582	31,652
Operating expenses:
General and administrative	6,405	15,112	24,714	37,346
Sales and marketing	8,060	8,577	23,915	25,684
Research and development	2,024	2,008	5,878	5,293
Depreciation and amortization	627	343	1,699	901
Provision for litigation judgment	—	2,343	(65,645)	16,220

Total operating expenses	17,116	28,383	(9,439)	85,444

Operating (loss) income	(5,493)	(16,824)	44,021	(53,792)
Other income (expense):
Interest expense	(11)	(11)	(33)	(43)
Interest income	330	1,203	1,050	4,428
Other (expense) income	15	410	131	203

Total other income	334	1,602	1,148	4,588

(Loss) income before income taxes	(5,159)	(15,222)	45,169	(49,204)
Income tax expense (benefit)	61	130	552	(78)

Net (loss) income	$(5,220)	$(15,352)	$44,617	$(49,126)

Net (loss) income per weighted average share:
Basic	$(0.06)	$(0.18)	$0.53	$(0.59)

Diluted	$(0.06)	$(0.18)	$0.51	$(0.59)

Shares used in per weighted average share calculations:
Basic	84,489	83,022	84,012	82,845
Diluted	84,489	83,022	87,708	82,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$44,617	$(49,126)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,398	19,713
Share-based compensation	13,137	12,549
Deferred income tax benefit	—	(82)
Provision for litigation	(65,645)	16,220
Accounts receivable charges	4,239	5,289
Loss (gain) on foreign exchange	181	(18)
Accretion of marketable securities	(455)	(421)
Loss on marketable securities	—	71
Changes in operating assets and liabilities:
Accounts receivable	1,793	(15,157)
Prepaid expenses and other current assets	(1,347)	(3,948)
Income taxes receivable	(176)	473
Other assets	(8,314)	784
Accounts payable	(5,198)	(2,359)
Accounts payable, related parties	—	(230)
Deferred revenue	(2,085)	4,326
Other current liabilities	(6,704)	4,733

Net cash used in operating activities	(5,559)	(7,183)

Cash flows from investing activities:
Purchase of marketable securities	(45,735)	(65,125)
Sale of marketable securities	32,400	95,025
Purchases of property and equipment	(16,648)	(14,536)
Cash acquired in business acquisition	22	—

Net cash (used in) provided by investing activities	(29,961)	15,364

Cash flows from financing activities:
Escrow funds returned from share repurchase	—	1,070
Proceeds from exercise of stock options and warrants	240	191

Net cash provided by financing activities	240	1,261

Effect of exchange rate changes on cash	(453)	(120)

Net (decrease) increase in cash and cash equivalents	(35,733)	9,322
Cash and cash equivalents at beginning of period	138,180	113,824

Cash and cash equivalents at end of period	$102,447	$123,146

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$751	$114

Property and equipment purchases remaining in accounts payable	$3,373	$1,395

Equity issued in connection with acquisition of business	$962	$—

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

2. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term asset, capitalized software, provision for litigation, income and other taxes and the fair value of stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate. The accompanying condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, are unaudited. The condensed consolidated balance sheet information as of December 31, 2008 is derived from the audited consolidated financial statements which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009. The consolidated financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K filed on March 13, 2009.

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

As of January 1, 2009, the Company adopted ASC Topic 805 (ASC 805), (formerly SFAS No. 141(R), “Business Combinations”). Under ASC 805, an entity is required to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. ASC 805 also provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration, and other aspects of business combinations. The Company has recorded its acquisition in 2009 in accordance with ASC 805.

As of January 1, 2009, the Company adopted ASC Topic 810 (ASC 810), (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”). ASC 810 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. ASC 810 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. As of September 30, 2009, the Company had no noncontrolling interests recorded in its balance sheet.

In February 2008, the FASB issued an amendment (formerly FASB Staff Position (FSP) No. 157-2) to ASC Topic 820 (ASC 820). The amendment to the standard delayed the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued another amendment (formerly FSP No. 157-1) to ASC 820, that would exclude leasing transactions accounted for under ASC Topic 840 (formerly SFAS No. 13, “Accounting for Leases”), and its related interpretive accounting pronouncements. The adoption of the standard did not have a material impact on its consolidated financial statements.

As of January 1, 2009, the Company adopted ASC Topic 815 (ASC 815), (formerly Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”). ASC 815 requires entities that utilize derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosure about credit-risk-related contingent features in derivative agreements. ASC 815 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC Topic 815 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. As of September, 2009, the Company does not have any derivative instruments and/or hedging activities. The adoption of this standard did not have a material effect on its financial position or results of operations.

As of January 1, 2009, the Company adopted ASC Topic 260 (ASC 260), (formerly FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). ASC 260 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share (EPS) pursuant to the two-class method. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. ASC 260 requires all prior-period EPS data presented to be adjusted retrospectively. The Company has awarded restricted stock which included non-forfeitable dividend rights. The Company has applied this guidance in the earnings per share calculation as of September 30, 2009 and 2008. The impact of adoption changed previously reported net loss per share for the three and nine month periods ended September 30, 2008 from ($0.19) to ($0.18) per share and ($0.60) to ($0.59), per share, respectively.

In April 2009, the Financial Accounting Standards Board, or FASB, issued two FASB Staff Positions, or FSPs, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements. Below is a summary of the three FSPs:

ASC Topic 820-10-35 (ASC 820-10-35), (formerly FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820-10-35 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

ASC Topic 320-10-65 (ASC 320-10-65), (formerly FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”), amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change is a revision to the amount of other-than-temporary loss of a debt security recorded in the earnings.

ASC Topic 825-10-65, (formerly FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.

These FSPs apply to both interim and annual periods and became effective beginning April 1, 2009. The Company adopted these standards for the quarter ended June 30, 2009. The adoption of these standards did not have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued ASC Topic 855 (ASC 855), (formerly SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted ASC 855 for the quarter ended June 30, 2009 and has made the required disclosures herein.

In June 2009, the FASB issued ASC Topic 105 (ASC 105), (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative non-governmental US GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the standard on September 30, 2009. The adoption of the standard did not have a material impact on the financial statements.

Revenue Recognition

The Company recognizes service revenues in accordance with ASC Topic 605 (ASC 605), (formerly the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, and the FASB’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”). Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

If the multi-element arrangement includes a significant software component, the Company applies the provisions of ASC Topic 985-605 (formerly Statement of Position, 97-2, (SOP 97-2) “Software Revenue Recognition”, as amended by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”). The Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the receivable is reasonably assured. If a software license contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE cannot be established for all elements to be delivered, the Company defers all amounts received under the arrangement and does not begin to recognize revenue until the delivery of the last element of the contract has started. Subsequent to commencement of delivery of the last element, the Company commences revenue recognition. Amounts to be received under the contract are then included in the amortizable base and then recognized as revenue ratably over the remaining term of the arrangement until the Company has delivered all elements and has no additional performance obligations.

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

        For this arrangement the Company does not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as it had not licensed the intellectual property and software components, nor PCS separately. Accordingly the Company will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by ASC 985-605. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS has commenced. Concurrently with the signing of the Multi-Element Arrangement, the Company also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. The Company will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, the Company has attributed revenue for the service as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, the Company will record revenue on a monthly basis in an amount based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, the Company deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. For the three and nine month periods ended September 30, 2009, the Company recognized approximately $1.8 million and $5.1 million, respectively, in revenue and approximately $21,000 and $63,000, respectively, in costs of revenue. During the three and nine month periods ended September 30, 2008, the Company recognized approximately $1.5 million and $3.5 million, respectively, in revenue and approximately $21,000 and $63,000, respectively, in costs of revenue. As of September 30, 2009, the Company had remaining deferred revenue related to the multi-element arrangement of $10.3 million, which is expected to be recognized ratably over the remaining 17 month contract period and had remaining related deferred costs of $0.1 million.

The Company also sells services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. The Company records revenue under these agreements on a net or gross basis depending upon the terms of the arrangement in accordance with ASC Topic 605-45 (formerly EITF 99-19, “Recording Revenue Gross as a Principal Versus Net as an Agent”). The Company typically records revenue gross when it has risk of loss, latitude in establishing price, credit risk and is the primary obligor in the arrangement.

From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, website, print and signage. The Company recorded barter revenue and expense of approximately $-0- and $138,000, respectively, for the three month period ended September 30, 2009 and 2008, and approximately $172,000 and $435,000, for the nine month period ended September 30, 2009 and 2008, respectively.

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

Investments in Marketable Securities

The Company accounts for its investments in debt and equity securities under ASC Topic 320 (formerly FASB’s Statement of Financial Accounting Standards (SFAS) No. 115,” Accounting for Certain Investments in Debt and Equity Securities” and FASB Staff Position, or FSP, SFAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”). Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and is reported in the statements of operations.

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

The following is a summary of available-for-sale securities at September 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$36,653	$20	$(3)	$36,670
Commercial paper	5,994	—	(1)	5,993
Corporate notes and bonds	7,622	87	(5)	7,704

Total available-for-sale debt securities	50,269	107	(9)	50,367
Publicly traded common stock	13	3	—	16

Total available-for-sale securities	$50,282	$110	$(9)	$50,383

At September 30, 2009, the Company evaluated its investment portfolio, and noted unrealized losses of $9,000 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2009. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

At September 30, 2009, the Company evaluated its investment portfolio in publicly traded common stock to determine if there had been a decrease in market value that was considered to be other-than-temporary. At September 30, 2009, the Company concluded that there had been no decrease in market value of the publicly traded common stock.

The amortized cost and estimated fair value of the available-for-sale debt securities at September 30, 2009, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$43,718	$20	$(9)	$43,729
Due after one year and through five years	6,551	87	—	6,638

	$50,269	$107	$(9)	$50,367

The following is a summary of available-for-sale securities at December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$15,002	$36	$—	$15,038
Commercial paper	4,282	8	—	4,290
Corporate notes and bonds	17,195	62	(122)	17,135

Total available-for-sale debt securities	36,479	106	(122)	36,463
Publicly traded common stock	16	—	(3)	13

Total available-for-sale securities	$36,495	$106	$(125)	$36,476

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

Recently Issued Accounting Pronouncements

        In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU becomes effective for the Company on October 1, 2009. The Company has evaluated this ASU and has determined that there are no significant impacts to its financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-12 (Topic 820: Fair Value Measurements and Disclosures), “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU provides amendments for the fair value measurement of investments to create a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The amendment in this ASU also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at measurement date, any unfunded commitments, and the investment strategies of the investees. The amendments in this ASU are effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-13 (Topic 605: Revenue Recognition), “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14 (Topic 985: Software), “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

3. Business Acquisition

On May 20, 2009 the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Kiptronic Inc. (Kiptronic) for approximately $1.0 million. The aggregate purchase price of approximately $1.0 million consisted of 213,334 shares of the Company’s common stock. The fair value of the common shares issued as consideration for Kiptronic was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. In addition, the Company incurred $0.1 million of transaction costs, which primarily consisted of fees for legal and financial advisory services. These transaction costs are included in general and administrative expenses in the Company’s statement of operations for the nine month period ended September 30, 2009. The Company’s consolidated financial statements include the results of operations of Kiptronic from the date of acquisition. The historical results of operations of Kiptronic were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The purchase price allocation was finalized during the quarter ended September 30, 2009. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the Kiptronic acquisition will not be amortized and will be tested for impairment at least annually as required by ASC Topic 350 (formerly Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”) (see Note 12). The allocation of the aggregate purchase price includes: tangible assets of $0.2 million, identifiable intangible assets of $0.5 million, assumed liabilities of $0.3 million, and goodwill of $0.6 million. Kiptronic develops mobility and monetization solutions for content publishers. The combination of the Company’s distributed computing and delivery platform with Kiptronic device-targeting and dynamic ad insertion technologies will allow the Company to provide media and entertainment companies a streamlined and scalable solution for the migration of media consumption from the PC to the wider variety of Internet-connected and mobile devices.

The following table presents the allocation of the purchase price for Kiptronic:

(In thousands)
Consideration:
Value of common stock issued	$962

Fair value of total consideration transferred	$962

Acquisition-related costs (included in general and administrative expenses)	$135

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$87
Property and equipment	96
Identifiable intangible assets	463
Financial liabilities	(303)

Total identifiable net assets	343
Goodwill	619

$962

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Existing technologies	$440	4.0
Domain names	11	1.0
Customer relationships and contracts	12	0.7

Total	$463

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for Kiptronic services. The fair value of intangible assets was based upon the market approach and the cost approach. In applying the market approach, the values of the intangible assets acquired were determined based upon the economic principal of competition. Although there is no established public market for intangible assets, the market approach can be utilized through the analysis of market-derived empirical transaction data. The market approach involves empirical market data involving comparable intangible assets and a comparison of the subject intangible assets to such comparable intangible assets. This method is sometimes referred to as the Net Avoided Royalty Method. In the Net Avoided Royalty Method, transactions involving the licensing of comparable intangible assets are analyzed and the value of an asset is estimated by capitalizing the royalty expense saved because the company owns the asset.

The relief-from-royalty method was used to value the existing technologies acquired from Kiptronic. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the completed technology. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing technologies are as follows: royalty rate of 10%, discount rate of 22%, tax rate of 39% and estimated average economic life of four years.

In determining the value of domain names, an analysis of the market for domain names was performed. This analysis shows that prices range from $499 to $3,300, with a median of $1,588. Management determined that the acquired domain names have an estimated value of $1,500 each. Appling a tax rate of 39% and adding the present value of the tax savings to the estimated value of the domain names the Company arrived at the aggregate fair value of the domain names.

The customer relationships and customer contracts were valued using the cost approach. In utilizing the cost approach, the Company estimates the costs that are associated with establishing the customer relationship and contact. These estimates are used to value the customer relationship and contract net of the Company’s effective tax rate of 39% and the present value of the tax savings amortization. The key assumptions used in valuing the customer relationships and contracts were as follows: estimated salaries of functional personnel, man-hours per relationship, estimated attrition rate of 10% (customer relationships only), tax rate of 39% and estimated remaining economic life of 7 months.

The total weighted average amortization period for the intangible assets acquired from Kiptronic is 3.8 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. The goodwill resulting from the Kiptronic acquisition is deductible for income tax purposes and will be amortized over 15 years.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of September 30, 2009	As of December 31, 2008
Prepaid bandwidth and backbone services	$3,301	$2,538
Non-income taxes receivable (VAT)	3,755	3,030
Interest receivable	291	388
Employee advances and prepaid recoverable commissions	195	149
Other	1,664	1,729

Total prepaid expenses and other current assets	$9,206	$7,834

The Company is subject to and has paid Value Added Tax (VAT) in certain foreign jurisdictions in which it operates. Based on analysis and application of the VAT laws in particular locations, the Company believes it is entitled to a refund of VAT previously paid.

In January and September 2009, the Company entered into multi-year arrangements with a telecommunications provider for additional backbone capacity. The agreements required the Company to make advanced payments for future services to be received.

5. Property and Equipment

Property and equipment include (in thousands):

	As of September 30, 2009	As of December 31, 2008
Network equipment	$113,958	$96,698
Computer equipment	5,141	3,273
Furniture and fixtures	683	676
Leasehold improvements	2,754	2,221
Other equipment	533	446

	123,069	103,314
Less: accumulated depreciation	(83,416)	(63,129)

	$39,653	$40,185

6. Other Assets

Other assets include (in thousands):

	As of September 30, 2009	As of December 31, 2008
Prepaid bandwidth and backbone services	$8,353	$—
Vendor deposits and other	695	628

Total other assets	$9,048	$628

In January and September 2009, the Company entered into multi-year arrangements with a telecommunications provider for additional backbone capacity. The agreements required the Company to make advanced payments for future services to be received.

7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of September 30, 2009	As of December 31, 2008
Accrued legal fees	$1,551	$3,662
Accrued compensation and benefits	2,312	3,594
Accrued cost of revenue	1,764	3,491
Non income taxes payable	1,044	1,492
Other accrued expenses	2,234	2,689

Total other current liabilities	$8,905	$14,928

The Company has determined that certain transactions are subject to sales tax in some of the states in which it operates. Accordingly, the Company has recorded a liability for those amounts which are probable and reasonably estimated, pursuant to the application of ASC Topic 450 (formerly FAS 5).

8. Litigation

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

On July 1, 2008, the Court denied the Company’s Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding the Company’s equitable defenses. The Court conducted a bench trial in November 2008 regarding the Company’s equitable defenses. The Company also filed a motion for reconsideration of the Court’s earlier denial of the Company’s motion for JMOL. The Company’s motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the Court denied the Company’s initial motion for JMOL. On April 24, 2009 the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ‘703 patent and that the Company is entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order the Company has reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believes that payment of any amounts represented by the litigation provision is probable. The Court entered final judgment in favor of the Company on May 22, 2009, and Akamai filed its notice of appeal of the Court’s decision on May 26, 2009 and its appeal brief on September 15, 2009 with the United States Court of Appeals for the Federal Circuit. The Company intends to vigorously defend the action. The Company is not able at this time to estimate the range of potential loss nor, in light of the favorable court order, does it believe that a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

Legal and other expenses associated with this case have been significant. The Company includes these litigation expenses in general and administrative expenses, as reported in its consolidated statement of operations. The Company expects that the litigation will continue to be expensive, time consuming and a distraction to its management in operating its business.

        In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Virginia alleging that the Company was infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining the Company from conducting its business in a manner that infringed the relevant patents. A jury trial was conducted in the U.S. District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to the Company finding that the Company did not infringe the Level 3 patents. The Company believes the jury verdict finding that the Company did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against the Company by Level 3 in the litigation were without merit. The Court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered judgment in favor of the Company. Level 3 filed its notice of appeal of the Court’s decision on July 21, 2009 and its appeal brief on October 5, 2009 with the United States court of Appeals for the Federal Circuit. The Company intends to vigorously defend the action. The Company is not able at this time to estimate the range of potential loss nor, in light of the favorable jury verdict, does it believe that a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

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

9. Net Income (Loss) Per Share

On January 1, 2009, the Company adopted ASC Topic 260 (ASC 260), (formerly FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. ASC 260 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. The Company’s restricted stock qualifies as a participating security as defined by ASC 260 as the holders have the non-forfeitable right to receive dividends declared or paid with respect to such restricted stock. The Company has applied ASC 260 to the earnings per share calculations for all periods presented. The Company has included in the computation of outstanding shares approximately 195,000 and 809,000, respectively of non-vested restricted stock for the three months ended September 30, 2009 and 2008, respectively and approximately 297,000 and 934,000, respectively of non-vested restricted stock for the nine months ended September 30, 2009 and 2008, respectively. The impact of adoption changed previously reported net loss per share for the three and nine month periods ended September 30, 2008 from ($0.19) to ($0.18) per share and ($0.60) to ($0.59), per share, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income available to common stockholders	$(5,220)	$(15,352)	$44,617	$(49,126)

Basic weighted average common shares	84,489	83,022	84,012	82,845

Basic weighted average common shares	84,489	83,022	84,012	82,845
Dilutive effect of stock options and restricted stock units	—	—	3,696	—

Diluted weighted average common shares	84,489	83,022	87,708	82,845

Basic net (loss) income per share	$(0.06)	$(0.18)	$0.53	$(0.59)

Diluted net (loss) income per share	$(0.06)	$(0.18)	$0.51	$(0.59)

For the three month period ended September 30, 2009 and the three and nine month periods ended September 30, 2008, an aggregate of 4,048,000, 2,105,000 and 2,198,000, respectively, outstanding options and common stock subject to repurchase were excluded from the computation of diluted net loss per common share for the three month period ended September 30, 2009 and the three and nine month periods ended September 30, 2008 because including them would have had an antidilutive effect.

10. Comprehensive (Loss) Income

The following table presents the calculation of comprehensive income (loss) and its components (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(5,220)	$(15,352)	$44,617	$(49,126)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investments	16	(127)	118	(271)
Foreign exchange translation	(1)	(253)	(275)	(138)

Other comprehensive income (loss)	15	(380)	(157)	(409)

Comprehensive (loss) income	$(5,205)	$(15,732)	$44,460	$(49,535)

For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of September 30, 2009	As of December 31, 2008
Net unrealized gain (loss) on investments, net of tax	$105	$(15)
Foreign currency translation	—	275

Total accumulated other comprehensive income	$105	$260

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

12. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three and nine month periods ended September 30, 2009 and 2008 in accordance with ASC Topic 718 (ASC 718) (formerly SFAS No. 123R) (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Share-based compensation expense by type of award:
Stock options	$2,255	$2,027	$6,324	$8,290
Restricted stock awards and units	2,114	2,278	6,813	4,259

Total share-based compensation expense	$4,369	$4,305	$13,137	$12,549

Effect of share-based compensation expense on operations by line:
Cost of services	$638	$594	$1,772	$1,658
General and administrative expense	1,805	1,669	5,755	5,031
Sales and marketing expense	1,293	1,400	3,734	4,137
Research and development expense	633	642	1,876	1,723

Total cost related to share-based compensation expense	$4,369	$4,305	$13,137	$12,549

Unrecognized share-based compensation expense totaled $30.6 million at September 30, 2009. The Company expects to amortize $4.4 million during the remainder of 2009, $14.4 million in 2010 and the remainder thereafter based upon the scheduled vesting of the stock options, restricted stock awards and units outstanding at that time.

Effective May 15, 2008 the Company initiated a Stock Option/Restricted Stock Unit Exchange Offer (the Offer). Pursuant to the Offer, employees (other than executive officers) had the opportunity to exchange certain stock options issued by the Company after April 1, 2007 for restricted stock units (RSUs). The exchange ratio was one RSU in exchange for two stock options. The RSUs vest one-sixth on December 1, 2008 and one-sixth each six months thereafter such that all RSUs issued pursuant to the Offer will be vested no later than June 1, 2011. The Offer was carried out in accordance with tender offer documents filed with the SEC on May 15, 2008. The Offer expired June 16, 2008. In aggregate, 2,002,100 eligible stock options were tendered by eligible employees and 1,001,051 RSUs were issued in exchange pursuant to the Offer. In addition, the Company entered into agreements with executive officers whereby 875,000 stock options were exchanged for 437,500 RSUs. The Company determined this was a Type I (probable-to-probable) modification under ASC 718 for substantially all of the tendered options. Accordingly, the Company measured the incremental fair value of the RSUs issued over that of the options tendered and recorded $29,000 of additional unrecognized share-based compensation related to the Offer. This additional unrecognized share-based compensation, as well as unrecognized share-based compensation related to the options tendered in the Offer, will be recognized over the vesting period of the RSUs using the straight-line method over the vesting period.

The Offer also included the exchange of performance-based stock options for one employee. At the time of the Offer, the Company determined the original award was not probable of being earned, and had not recorded any share-based compensation expense. As such, the exchange of this performance-based option for RSUs is considered to be a Type III (improbable to probable) modification under ASC 718 (formerly FAS 123R). The Company measured the fair value of the RSUs issued in the Offer, and will recognize the expense using the straight-line method over the vesting period.

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

In May 2009, the Company granted 282,168 performance based RSUs to various employees. The performance based RSU’s will only vest if a specific revenue target is achieved in any one quarter during the ten full quarters following the date of the grant and provided the employee remains with the Company through the vesting date. As of September 30, 2009, the performance requirement was not probable of being achieved and accordingly no compensation expense has been recognized.

On June 1, 2009 the Company granted 230,000 RSUs to certain executive officers. Each of the RSU awards, if eligible, shall vest in three (3) equal annual installments beginning on the third business day following the Company’s public announcement of its earnings for the fiscal quarter ending June 30, 2010, and the second and third installments vesting on June 1, 2011 and June 1, 2012, provided the executive officer remains with the Company through each such vesting date. All or a portion of the RSUs may become eligible for vesting based upon the achievement of certain financial performance targets for the twelve-month period ending June 30, 2010. RSUs that do not become eligible are forfeited. As of September 30, 2009, no compensation expense had been recognized for these RSUs.

On June 1, 2009 the Company granted 320,000 stock options to certain executive officers. Each of the stock option awards vest one quarter (1/4th) on June 1, 2010, and one forty-eighth (1/48th) each month thereafter on the first day of each month, provided the executive officer remains with the Company through each such vesting date.

13. Goodwill and Other Intangible Assets

The Company recorded goodwill and other intangible assets as a result its business acquisition of substantially all of the assets of Kiptronic that occurred on May 20, 2009. During the three months ended September 30, 2009, the Company made purchase accounting adjustments reducing goodwill by $0.5 million to reflect the final determination of the fair value of assumed liabilities and assets in connection with the acquisition of Kiptronic.

The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. As of September 30, 2009, the Company has recorded goodwill of approximately $0.6 million.

The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of September 30, 2009.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$440	$(46)	$394
Domain names	11	(4)	7
Customer relationships and contracts	12	(9)	3

Total	$463	$(59)	$404

Aggregate expense related to amortization of other intangible assets for the three and nine month periods ended September 30, 2009 and 2008 was $0.1 million and $-0-, respectively. Based on the Company’s other intangible assets as of September 30, 2009, aggregate expense related to amortization of other intangible assets is expected to be approximately $33,550 for the remainder of 2009, and $113,500, $110,000, $110,000 and $36,600 for fiscal years 2010, 2011, 2012 and 2013, respectively.

14. Related Party Transactions

The Company leases office space from a company owned by one of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $3,000 and $9,000, respectively, for each of the three and nine month periods ended September 30, 2009 and 2008.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executives. For the three and nine month periods ended September 30, 2009, the Company did not generate any revenue from related parties. Revenue derived from related parties was less than 1% for the three and nine month periods ended September 30, 2008.

15. Concentrations

For the three and nine month periods ended September 30, 2009 and 2008, the Company had one major customer for which revenue exceeded 10% of total revenue. Revenues for the three month periods ended September 30, 2009 and 2008, for this customer totaled approximately $4.8 million and $7.0 million, respectively. Revenues for the nine month periods ended September 30, 2009 and 2008, for this customer totaled approximately $15.1 million and $16.8 million, respectively.

Revenue from non-U.S. sources totaled approximately $7.3 million and $5.5 million respectively, for the three month periods ended September 30, 2009 and 2008, respectively. Revenue from non-U.S. sources totaled approximately $20.0 million and $14.6 million respectively, for the nine month periods ended September 30, 2009 and 2008, respectively.

16. Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Based upon the Company’s estimated annual effective tax rate and after consideration of discrete tax items in the quarter, the Company’s estimated tax expense for the three and nine month periods ended September 30, 2009 was approximately $61,000 and $552,000, respectively. For the nine month period ended September 30, 2008 the Company had a tax benefit of approximately $78,000.

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

As of September 30, 2009, the Company has approximately $1,209,000 of total unrecognized tax benefits which did not materially change during the third quarter of 2009. This total of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate. The Company anticipates its unrecognized tax benefits will decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of September 30, 2009, the Company has recorded a liability of $213,000 for the payment of interest and penalties, which did not materially change during the third quarter of 2009.

During the nine months ended September 30, 2009, the Company performed its assessment of the recoverability of deferred tax assets and determined there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude that it was more likely than not that the Company’s deferred tax assets would not be realized and accordingly maintained a full valuation allowance. In calculating its effective income tax rate for 2009, no benefit is provided for temporary differences that increase deferred tax assets.

The Company conducts business in various jurisdictions in the United States and in foreign countries and is subject to examination by tax authorities. As of September 30, 2009 and December 31, 2008, the Company’s 2006 and 2007 Federal income tax returns are under examination. The tax years 2003 through 2008 remain open to examination by U.S. and certain state and foreign taxing jurisdictions.

17. Segment Reporting

The Company operates in one industry segment — content delivery network services. The Company operates in three geographic areas — the United States, Europe and Asia Pacific.

ASC Topic 280 (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Domestic revenue	$25,221	$27,661	$78,019	$79,041
International revenue	7,309	5,455	20,019	14,591

Total revenue	$32,530	$33,116	$98,038	$93,632

The following table sets forth long-lived assets by geographic area (in thousands):

	As of September 30, 2009	As of December 31, 2008
Domestic long-lived assets	$25,242	$28,701
International long-lived assets	14,411	11,484

Total long-lived assets	$39,653	$40,185

18. Fair Value Measurements

The Company follows guidance in ASC 825-10-65 (formerly SFAS 107-1 and APB 28-1), and ASC 820 (formerly SFAS No. 157). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. ASC 825 requires companies to provide additional fair value information for certain financial instruments in interim financial statements.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds, and US Government Agency Bonds which are classified as marketable securities on the Company’s consolidated balance sheet. All of these investments are publicly traded and for which market prices are readily available.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2009, were as follows (in thousands):

	Total	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government agency bonds	$36,670	$36,670	$—	$—
Commercial paper	5,993	—	5,993	—
Corporate notes and bonds	7,704	7,704	—	—
Publicly traded common stock	16	16	—	—

Total assets measured at fair value	$50,383	$44,390	$5,993	$—

For the period ended September 30, 2009, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the period ended September 30, 2009, the Company had unrealized gains of approximately $107,000.

19. Subsequent Event

The Company has evaluated events and transactions occurring subsequent to September 30, 2009 through November 6, 2009, the date of the issuance of the financial statements, in accordance with ASC 855 (formerly SFAS No. 165). During this period, there were no recognized subsequent events requiring recognition in the financial statements and no non-recognized subsequent events requiring disclosure.

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

Overview

We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of September 30, 2009, we had approximately 1,370 active customers worldwide. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods and in some cases, other arrangements. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase.

On May 20, 2009 we entered into an Asset Purchase Agreement to acquire substantially all of the assets of Kiptronic. Kiptronic develops mobility and monetization solutions for content publishers. The combination of our distributed computing and delivery platform with Kiptronic device-targeting and dynamic ad insertion technologies will allow us to provide media and entertainment companies a streamlined and scalable solution for the migration of media consumption from the PC to a wider variety of Internet-connected and mobile devices.

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

Traffic on our network has continued to grow. This traffic growth is primarily the result of growth in the traffic delivered on behalf of existing customers, and to a lesser extent traffic delivered on behalf of new customers. Our revenue is generated primarily by charging for traffic delivered. During the quarter ended September 30, 2009, we continued to add new customers, but also eliminated many customers as we continued to focus on customer quality. We have seen an increase in the length of our sales cycle, but we continue to see that new and existing customers want the benefits of the specialized services that we bring to the market. We are also experiencing continued pricing pressure, particularly with our larger customers.

Historically, we have derived a portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2008 revenue derived from customers outside the United States accounted for approximately 16% of our total revenue. For the year ended December 31, 2008 we derived approximately 75% of our international revenue from operations in Europe and approximately 25% of our international revenue from Asia Pacific, respectively. For the three month periods ended September 30, 2009 and 2008, respectively, revenue derived from customers outside the United States accounted for approximately 22% and 16% respectively, of our total revenue. For the nine month periods ended September 30, 2009 and 2008, respectively, revenue derived from customers outside the United States accounted for approximately 20% and 16% respectively, of our total revenue. For the three and nine month periods ended September 30, 2009, we derived approximately 67% and 71%, respectively, of our international revenue from Europe and approximately 33% and 29%, respectively, of our international revenue from Asia Pacific, respectively. We expect foreign revenue as a percentage of our total revenues to increase in 2009 compared to 2008. Our international business is managed as a single geographic segment, and we report our financial results on this basis.

        During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 38% of our total revenue. During 2008, one of these top 10 customers, Microsoft, represented approximately 15% of our total revenue for that period.

For the three and nine month periods ended September 30, 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 40% and 37%, respectively of our total revenue. During the three and nine month periods ended September 30, 2009 we had one customer, Microsoft that accounted for approximately 15% and 16%, respectively of our revenue during those periods. During 2007, we entered into a multi-element arrangement with Microsoft which generates revenue by providing consulting services related to the development of a Custom CDN solution, amortization of prepaid license and amortization of prepaid post-contract customer support (PCS) for both the custom CDN-solution and the software component. Revenue from this multi-element arrangement is being recognized over the term of the software agreement which at September 30, 2009, had 17-months remaining. Our relationship with Microsoft includes a minimum annual traffic commitment that may vary in duration based upon traffic utilization rates. We anticipate customer concentration levels will remain constant compared to prior years. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to reseller customers accounted for approximately 1% for the year ended December 31, 2008. For the three and nine month periods ended September 30, 2009, revenue generated from sales to reseller customers was less than 3% and 2%, respectively of our total revenue.

In addition to these revenue-related business trends, our cost of revenue decreased in absolute dollars and as a percentage of revenue for the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008 and increased in absolute dollars and decreased as a percentage of revenue during the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008. This increase in absolute dollars is primarily the result of increased network operations personnel related to the increased investments to build out the capacity and operate our network.

Through 2008 operating expense has increased in absolute dollars each period as revenue has increased. In 2008, these increases were primarily due to increased litigation costs and legal fees associated with ongoing intellectual property litigation. For the three month period ended September 30, 2009, operating expenses, excluding the provision for litigation, decreased compared to the three month period ended September 30, 2008. This decrease was primarily due to decreased general and administrative costs (primarily litigation costs and lower bad debt expense) and decreased sales and marketing costs (primarily due to a reduction in marketing programs) off-set by increased non-network related depreciation. Research and Development expenses remained constant for the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008. For the nine month period ended September 30, 2009, operating expenses, excluding the provision for litigation, decreased compared to the nine month period ended September 30, 2008. This decrease was primarily due to decreased general and administrative costs (primarily litigation costs, bad debt expense and legal fees) and decreased sales and marketing (primarily due to a reduction in marketing programs) off-set by increased research and development costs and non-network related depreciation.

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2006, 2007 and 2008, we made capital purchases of $40.4 million, $26.5 million and $20.1 million, respectively. For the three and nine month periods ended September 30, 2009, we made capital investments of $11.1 million and $19.8 million, respectively. We continue to see improvements in the efficiency of our network allowing us to meet traffic growth with less investment, however, we expect to have ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. For 2009, we currently anticipate making aggregate capital expenditures of approximately 18% to 19% of total revenue for the year.

During 2008 we generated revenue from certain customers that are entities related to certain of our founders. The aggregate amounts of revenue derived from these related party transactions was less than 1% for the year ended December 31, 2008. For the three and nine month periods ended September 30, 2009, we did not generate any revenue from related parties.

We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue (U.S. Patent No. 6,108,703 (the ‘703 patent) and rejecting our invalidity defenses. The Court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the Court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the Court denied our initial motion for JMOL. On April 24, 2009 the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order we reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The Court entered final judgment in favor of us on May 22, 2009, and Akamai filed a notice of appeal on May 26, 2009 and filed its appeal brief on September 15, 2009 with the United States Court of Appeals for the Federal Circuit. We cannot assure you that this lawsuit ultimately will be resolved in our favor. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations. We expect that these expenses will continue to be significant.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in the U.S. District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to us finding that we did not infringe the Level 3 patents. We believe the jury verdict finding that we did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The Court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered a judgment in our favor. Level 3 filed a notice of appeal on July 21, 2009 and filed its appeal brief on October 5, 2009. We intend to vigorously defend the action. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations. We expect that these expenses will continue to be significant.

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

We were profitable for the nine months ended September 30, 2009; the largest impact to our profitability was the reversal of our provision for litigation judgment accrual of $65.6 million regarding the patent infringement lawsuit filed by Akamai Technologies, Inc.

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

During the three month period ended June 30, 2009, we changed the method in which we calculate the reserve for bad debt. Beginning with the quarter ended June 30, 2009, we began calculating the reserve for bad debt using the aging of the accounts receivable method. As of September 30, 2009, there were no other material changes to any of the critical accounting policies as described in our annual report on Form 10-K dated March 13, 2009. During the quarterly periods between the February 2008 adverse jury verdict in the patent infringement lawsuit filed by Akamai Technologies, Inc. and the Court’s April 24, 2009 order, we had accrued for potential damages and interest. Based upon the Court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable.

Results of Operations

Revenue

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Revenue	$32,530	$33,116	$(586)	(2)%	$98,038	$93,632	$4,406	5%

Revenue decreased 2%, or $0.6 million, to $32.5 million for the three months ended September 30, 2009 as compared to $33.1 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, total revenues increased 5%, or $4.4 million, to $98.0 million as compared to $93.6 million for the nine months ended September 30, 2008. The decrease in revenue for the three month period ended September 30, 2009 as compared to the same period in the prior year was primarily attributable to a decrease in our average unit sales price. The increase in revenue for the nine month period ended September 30, 2009 as compared to the same period in the prior year was primarily attributable to an increase in our recurring CDN service revenue of approximately $3.1 million and an increase in professional services revenue of approximately $1.1 million. The increase in CDN service revenue was primarily attributable to an increase in traffic moving through our network (which was partially off-set by a decrease in average unit sales price) and to a lesser extent in the number of customers under recurring revenue contracts. As of September 30, 2009, we had approximately 1,370 customers under recurring CDN service revenue contracts as compared to approximately 1,300 as of September 30, 2008. During the year ended December 31, 2007, we deferred $3.4 million of custom CDN services revenue from one customer as the amounts were part of a multi-element arrangement. Entering into the multi-element arrangement with this customer changed the way we accounted for revenue earned from this customer during 2007. The revenue from the custom CDN services is being recognized ratably over a 44 month period starting in July 2007. As new service and or license fees are billed it is added to the deferred revenue and amortized over the then remaining contract term. As of September 30, 2009, we had $3.1 million of deferred custom CDN services revenue remaining of which approximately $0.5 million will be recognized during the remainder of 2009, $2.2 million in 2010 and the remainder thereafter.

For the three months ended September 30, 2009 and 2008, approximately 22% and 16%, respectively, of our total revenues were derived from our operations located outside of the United States. For the three months ended September 30, 2009 and 2008, we derived approximately 67% and 76%, respectively of our international revenue from Europe and approximately 33% and 24%, respectively of our international revenue from Asia Pacific. For the nine months ended September 30, 2009 and 2008, approximately 20% and 16%, respectively, of our total revenues were derived from our operations located outside of the United States. For the nine months ended September 30, 2009 and 2008, we derived approximately 71% and 76%, respectively of our international revenue from Europe and approximately 29% and 24%, respectively of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of revenues during these periods.

Cost of Revenue

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Cost of revenue	$20,907	$21,557	$(650)	(3)%	$63,456	$61,980	$1,476	2%

Cost of revenue includes fees paid to network providers for bandwidth and backbone, and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes payroll and related costs, depreciation of network equipment used to deliver our CDN services and equity-related compensation for network operations personnel.

Cost of revenue decreased 3%, or $0.7 million, to $20.9 million for the three months ended September 30, 2009 as compared to $21.6 million for the three months ended September 30, 2008. This decrease was primarily due to a decrease in aggregate bandwidth and co-location fees of $0.5 million and lower depreciation expense on network equipment of $0.6 million. These decreases were partially off-set by an increase in payroll and related employee costs of $0.5 million. The decrease in bandwidth and co-location fees is due to a reduction in the cost per megabyte of traffic moving through our network and to a lesser extent the recovery of value added taxes in our foreign locations. The decrease is depreciation is due to certain network assets being fully depreciated. The increase in payroll and related employee costs is due to increased staff to build and operate our CDN.

For the nine months ended September 30, 2009, cost of revenues increased 2%, or $1.5 million, to $63.4 million as compared to $62.0 million for the nine months ended September 30, 2008. This increase was primarily due to an increase in payroll and related employee costs of $2.0 million associated with increased staff. This increase was partially off-set by decreases in bandwidth and co-location fees of $0.4 million due to a reduction in the cost per megabyte of traffic moving through our network, lower depreciation expense of network equipment of $0.1 million due to certain network assets being fully depreciated and a decrease in royalty expenses of $0.2 million. During the three and nine month periods ended September 30, 2009, we recognized $21,000 and $63,000, respectively, of deferred costs associated with revenue related to the multi-element arrangement entered into during the second quarter of 2007. As of September 30, 2009, there was $0.1 million of deferred costs remaining to be amortized ratably into cost of services over a 44 month period that commenced in July 2007.

Additionally, cost of revenue includes share-based compensation of approximately $0.6 million and $1.8 million, respectively, for both the three and nine months ended September 30, 2009 and 2008, resulting from our application of ASC 718 (formerly FAS 123R).

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Bandwidth and co-location fees	$11.0	$11.5	$33.5	$33.9
Depreciation — network	6.0	6.6	18.7	18.8
Payroll and related employee costs	2.7	2.2	7.6	5.6
Share-based compensation	0.6	0.6	1.8	1.7
Royalty expenses	0.2	0.1	0.5	0.7
Other costs	0.4	0.6	1.3	1.3

Total cost of revenues	$20.9	$21.6	$63.4	$62.0

We have long-term purchase commitments for bandwidth usage and co-location with various Tier 1 network providers and data center operators. The minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately: $7.9 million for the remainder of 2009, $19.0 million for 2010, $6.0 million for 2011, $2.8 million for 2012 and $1.2 million for 2013 and beyond.

We anticipate cost of revenues will increase during the remainder of 2009. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased rack and co-location costs to support increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to decrease during the remainder of 2009 in absolute dollars compared to 2008. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our customer base. We expect that share-based compensation expense under ASC 718 (formerly FAS 123R) will be slightly higher during the remainder of 2009 compared to 2008.

General and Administrative

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
General and administrative	$6,405	$15,112	$(8,707)	(58)%	$24,714	$37,346	$(12,632)	(34)%

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

General and administrative expenses decreased 58%, or $8.7 million, to $6.4 million for the three months ended September 30, 2009 as compared to $15.1 million for the three months ended September 30, 2008. The decrease in general and administrative expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to a decrease of $7.8 million in litigation expenses primarily related to our litigation with Akamai and MIT, Level 3 and the class action lawsuits filed against us beginning in August 2007, a decrease of $0.7 million in bad debt expense, a decrease of $0.1 million in payroll and related employee costs, and a decrease of $0.3 million in other expenses. These decreases were partially offset by an increase in professional fees of $0.1 million. For the nine months ended September 30, 2009, general and administrative expenses decreased 34%, or $12.6 million, to $24.7 million as compared to $37.3 million for the nine months ended September 30, 2008. The decrease in general and administrative expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to a decrease of $11.6 million in litigation expenses, a decrease of $0.9 million in professional fees, a decrease in bad debt expense of $0.8 million and a decrease in other costs of $0.8 million. The decrease in other costs is primarily due to a decrease in property taxes of approximately $0.5 million. Other expenses include such items rent, utilities, telephone, insurance, travel and travel related expenses, fees and licenses and property taxes. These decreases were partially offset by an increase in payroll and related employee costs of $0.7 million.

Additionally, general and administrative share-based compensation expense increased $0.1 million and $0.8 million, respectively for the three and nine month periods ended September 30, 2009 compared to the same periods of the prior year.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Litigation expenses	$0.3	$8.1	$4.6	$16.2
Share-based compensation	1.8	1.7	5.8	5.0
Bad debt expense	0.2	0.9	2.6	3.4
Payroll and related employee costs	1.5	1.6	4.3	3.6
Professional fees	1.3	1.2	3.7	4.6
Other expenses	1.3	1.6	3.7	4.5

Total general and administrative	$6.4	$15.1	$24.7	$37.3

We expect general and administrative expenses to decrease in 2009 in absolute dollars and to decrease as a percentage of revenue compared to 2008. The decrease is due to lower costs associated with ongoing litigation, as well as decreases in general legal fees. We expect that share-based compensation expense under ASC 718 (formerly FAS 123R) will decrease during the remainder of 2009 compared to 2008.

Sales and Marketing

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Sales and marketing	$8,060	$8,577	$(517)	(6)%	$23,915	$25,684	$(1,769)	(7)%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses decreased 6%, or $0.5 million, to $8.0 million for the three months ended September 30, 2009, as compared to $8.6 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, sales and marketing expenses decreased 7%, or $1.8 million, to $23.9 million, as compared to $25.7 million for the nine months ended September 30, 2008. The decrease in sales and marketing expenses for the three and nine month periods ended September 30, 2009 compared to the three and nine month periods ended September 30, 2008 was primarily due to a decrease of $0.2 million and $0.9 million, respectively in marketing programs, $0.1 million and $0.3 million, respectively in professional fees, a decrease of $0.1 million and $0.1, million, respectively in payroll and related employee costs and a decrease of $-0- and $0.1, million, respectively in other expenses. Other expenses included such items as rent and property taxes for our Europe and Asia Pacific sales offices, telephone and office supplies.

Additionally, sales and marketing share-based compensation expense decreased $0.1 million and $0.4 million, respectively for the three and nine month periods ended September 30, 2009 compared to the same periods of the prior year.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Payroll and related employee costs	$4.9	$5.0	$14.6	$14.7
Share-based compensation	1.3	1.4	3.7	4.1
Marketing programs	0.2	0.4	0.6	1.5
Travel and travel-related expenses	0.6	0.6	1.7	1.7
Professional fees	0.4	0.5	1.0	1.3
Other expenses	0.7	0.7	2.3	2.4

Total sales and marketing	$8.1	$8.6	$23.9	$25.7

We anticipate our sales and marketing expense will decrease in 2009 in absolute dollars and decline as a percentage of revenue compared to 2008. The decrease is due to reduced marketing costs and professional fees. We expect that share-based compensation expense under ASC 718 (formerly FAS 123R) will decrease during the remainder of 2009 compared to 2008.

Research and Development

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Research and development	$2,024	$2,008	$16	1%	$5,878	$5,293	$585	11%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses were $2.0 million for the three month periods ended September 30, 2009 and 2008, respectively. While total expenses remained constant, payroll and related employee costs increased by $0.4 million, associated with our hiring of additional network and software engineering personnel, which was off-set by a decrease in other expenses of $0.4 million, which was primarily due to decreased contract labor. For the nine months ended September 30, 2009, research and development expenses increased 11%, or $0.6 million, to $5.9 million, as compared to $5.3 million for the nine months ended September 30, 2008. The increase in research and development expenses in the nine month periods ended September 30, 2009 as compared to the nine month period ended September 30, 2008 was primarily due to $0.8 million in payroll and related employee costs associated with our hiring of additional network and software engineering personnel and an increase in share-based compensation of $0.2 million. These increases were partially offset by a decrease in other expenses of $0.4 million. Other expenses include such items as travel and travel related expenses, consulting, telephone, and office supplies.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Payroll and related employee costs	$1.2	$0.8	$3.2	$2.4
Share-based compensation	0.6	0.6	1.9	1.7
Other expenses	0.2	0.6	0.8	1.2

Total research and development	$2.0	$2.0	$5.9	$5.3

We anticipate our research and development expenses will decrease slightly in 2009 in absolute dollars and as a percentage of revenue. We expect that share-based compensation expense under ASC 718 (formerly FAS 123R) will remain constant during the remainder of 2009 compared to 2008.

Provision for Litigation

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Provision for litigation	$—	$2,343	$(2,343)	NA	$(65,645)	$16,220	$(81,865)	(505)%

The provision for litigation related to our accrual for potential damages and interest associated with revenue generated from allegedly infringing methods associated with the Akamai litigation. For the year ended December 31, 2007, we recognized a provision for litigation in the amount of $45.5 million plus pre-judgment interest estimated to be $2.6 million. For the three and nine month periods ended September 30, 2008, we recognized a provision for litigation of $1.6 million and $14.8 million, respectively for potential on-going damages, plus additional interest of $0.7 million and $1.4 million respectively. During the year ended December 31, 2008 we accrued potential additional damages and interest of $17.5 million. Based upon the Court’s April 24, 2009 order setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law, we reversed this provision for litigation in the three month period ended March 31, 2009, as we no longer believe that payment of any amounts represented by the litigation provision is probable.

Interest Expense

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest expense	$11	$11	$—	—	$33	$43	$(10)	(23)%

Interest expense consists of the amortization of deferred financing costs.

Interest expense was $11,000 for the three month periods ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, interest expense decreased 23%, or $10,000, to $33,000, as compared to $43,000 for the nine months ended September 30, 2008. The $11,000 for the three month periods ended September 30, 2009 and 2008 and the $33,000 and $43,000, for the nine month periods ended September 30, 2009 and 2008, respectively, represents the amortization of loan fees associated with our unused line of credit. As of September 30, 2009, we had no outstanding balances due on any of our credit facilities. We do not expect to incur any interest expense on debt during the remainder of 2009.

Interest Income

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest income	$330	$1,203	$(873)	(73)%	$1,050	$4,428	$(3,378)	(76)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased 73%, to $0.3 million for the three months ended September 30, 2009, as compared to $1.2 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, interest income decreased 76%, to $1.0 million, as compared to $4.4 million for the nine months ended September 30, 2008. The decrease in interest income for the three and nine month periods ended September 30, 2009 was primarily due to lower market interest rates on decreased cash balances. We anticipate interest income to decrease as a result of expected lower average cash balances as well as the decreased interest rates.

Other Income

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Other income (expense)	$15	$410	$(395)	(96)%	$131	$203	$(72)	(35)%

Other income (expense) decreased 96% or $0.4 million for the three month period ended September 30, 2009, as compared to $0.4 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, other income (expense) decreased 35%, or $0.1 million, to $0.1 million, as compared to $0.2 million for the nine months ended September 30, 2008. Other income (expense) for the three and nine months ended September 30, 2009 consists primarily of foreign exchange gains (losses) resulting from the re-measurement of certain accounts payable and receivables denominated in a foreign currency, and the effect of exchange rates on monetary balance sheet and income statement items resulting from foreign operations. Additionally, other income (expense) for the nine month period ended September 30, 2009 includes a non-income tax related payment of approximately $64,000. Other income (expense) for the three and nine month periods ended September 30, 2008 primarily consists of foreign exchange gains resulting from the re-measurement of accounts payable for invoices denominated in a foreign currency, and the effect of exchange rates on monetary balance sheet and income statement items resulting from foreign operations.

Income Tax Expense (Benefit)

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Increase (Decrease)	Percent Change	2009	2008	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Income tax expense (benefit)	$61	$130	$(69)	(53)%	$552	$(78)	$630	808%

Based upon our estimated annual effective tax rate and after consideration of discrete tax items in the quarter, our estimated tax expense for the nine months ended September 30, 2009 consisted mainly of foreign and state expense for income taxes. For the nine months ended September 30, 2009, our expense for income taxes was $0.6 million, which included $0.7 million for income taxes related primarily to our foreign operations, $0.1 million for state tax expense and $0.2 million reduction of existing reserves and interest for potential liabilities in state and foreign taxing jurisdictions. Due to our providing for a valuation allowance on tax assets, our domestic tax losses, tax rate differentials in our foreign subsidiaries, and discrete items for the quarter, our effective tax expense on our income before taxes of $45.2 million for the nine months ended September 30, 2009 is lower than the U.S. statutory federal income tax expense.

On April 24, 2009, the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we were entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order we reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. In accordance with ASC 740 (formerly FIN 18), we recorded the tax effect of the reversal discretely in the quarter. The discrete entry related to the reversal did not have any tax effect as we have a full valuation allowance recorded on our deferred tax assets.

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

During the nine month period ended September 30, 2009, we performed an assessment of the recoverability of deferred tax assets and determined that there was sufficient negative evidence as a result of our cumulative losses to conclude that it was more likely than not that our deferred tax assets would not be realized and accordingly maintained a full valuation allowance. In calculating our effective income tax rate for 2009, no benefit is provided for temporary differences that increase deferred tax assets.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	borrowing on credit facilities; and

•	cash generated by operations.

As of September 30, 2009, our cash, cash equivalents and marketable securities classified as current totaled $152.8 million.

Operating Activities

        Net cash used in operating activities was $5.6 million for the nine months ended September 30, 2009, compared to net cash used in operating activities of $7.2 million for the nine months ended September 30, 2008. The change to cash used in operating activities for the nine months ended September 30, 2009 was primarily due to our net income for the nine months ended September 30, 2009, and changes in working capital, including decreases in accounts receivable of $1.8 million, which is the result of increased focus on both the quality of our customers and our continued collection efforts, partially offset by increases in other assets of $8.3 million which is primarily comprised of the long-term portion of advanced payments made to a telecommunications provider and prepaid expenses of $1.3 million, resulting primarily from an increase in refundable VAT payments and decreases in accounts payable of $5.2 million and other current liabilities of $6.7 million, primarily due to the timing of payments, and a decrease in deferred revenue of $2.1 million.

We expect that cash provided by operating activities, if any, may not be sufficient to cover new purchases of property and equipment during 2009 and litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Investing Activities

Cash used in investing activities was $30.0 million for the nine months ended September 30, 2009, compared to cash provided by investing activities of $15.4 million for the nine months ended September 30, 2008. Cash used in investing activities was principally comprised of cash used for the purchase of short-term marketable securities, as well as, for capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN, partially offset by cash generated from the sale of short-term marketable securities.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately 18% to 19% of total revenue in 2009.

Financing Activities

Cash provided by financing activities decreased $1.0 million to $0.2 million for the nine months ended September 30, 2009, as compared to $1.3 million for the nine months ended September 30, 2008. The decrease is primarily due to the escrow distribution related to the Akamai litigation of $1.0 million for the nine months ended September 30, 2008.

At September 30, 2009 we had no outstanding balance on any of our credit facilities and we had an unused line of credit of up to $5.0 million dollars. Under the terms of the line of credit, we can borrow up to 50% of the cash balances we hold at the bank, up to a maximum of $5.0 million dollars. We do not anticipate having to utilize the line of credit for the remainder of 2009.

In connection with our Series B preferred stock financing in July 2006, an escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing and to fund 50% of the ongoing monthly expenses associated with the Akamai litigation. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. During the three and nine month periods ended September 30, 2008, we received approximately $-0- and $1.0 million, respectively, in reimbursements from this escrow. At September 30, 2009 and 2008, the balance outstanding in the escrow was zero.

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

The following table presents our contractual obligations and commercial commitments, as of September 30, 2009 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations as of September 30, 2009	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$19,172	$11,287	$6,319	$1,526	$40
Rack space leases	17,661	13,552	4,109	—	—
Real estate leases	1,196	949	247	—	—

Total operating leases	38,029	25,788	10,675	1,526	40
Capital leases	—	—	—	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$38,029	$25,788	$10,675	$1,526	$40

Off Balance Sheet Arrangements

We do not have, and have never had, any relationships with unconsolidated entities or financial partnerships; such entities are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use Non-GAAP net income (loss) and EBITDA adjusted for share-based compensation and litigation and damage costs as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effects of share-based compensation, litigation expenses and provision for litigation. We define EBITDA as GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, depreciation and amortization. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA adjusted for share-based compensation and litigation and damage costs as EBITDA plus expenses that we do not consider reflective of our ongoing operations. We use EBITDA adjusted for share-based compensation and litigation and damage costs as a supplemental measure to review and assess operating performance. We also believe use of EBITDA adjusted for share-based compensation and litigation and damage costs facilitates investors’ use of operating performance comparisons from period to period. In addition, it should be noted that our performance-based executive officer bonus structure is tied closely to our performance as measured in part by certain non-GAAP financial measures.

The terms Non-GAAP net income (loss), EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP net income (loss) and EBITDA adjusted for share-based compensation and litigation and damage costs only as supplemental support for management’s analysis of business performance. Non-GAAP net income (loss), EBITDA and EBITDA adjusted for share-based compensation and litigation and damage costs are calculated as follows for the periods presented in thousands.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the Securities and Exchange Commission, we are presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial metrics to the comparable GAAP measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	June 30, 2008	September 30, 2009	September 30, 2008
GAAP net (loss) income	$(5,220)	$(5,298)	$(15,352)	$(15,331)	$44,617	$(49,126)
Provision for potential litigation damages	—	—	2,343	6,743	(65,645)	16,220
Share-based compensation	4,369	4,281	4,305	4,285	13,137	12,549
Litigation defense expenses	273	367	8,189	2,667	4,585	16,222

Non-GAAP net loss	$(578)	$(650)	$(515)	$(1,636)	$(3,306)	$(4,135)

Reconciliation of GAAP Net Income (Loss) to EBITDA to EBITDA

Adjusted for Share-Based Compensation and Litigation and Damage Costs

(In thousands)

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	June 30, 2008	September 30, 2009	September 30, 2008
GAAP net (loss) income	$(5,220)	$(5,298)	$(15,352)	$(15,331)	$44,617	$(49,126)
Depreciation and amortization of other intangibles	6,645	6,665	6,950	6,503	20,398	19,713
Interest expense	11	11	11	11	33	43
Interest and other income	(346)	(226)	(1,613)	(957)	(1,181)	(4,631)
Income tax (benefit) expense	61	171	130	(25)	552	(78)

EBITDA	$1,151	$1,323	$(9,874)	$(9,799)	$64,419	$(34,079)
Provision for litigation	—	—	2,343	6,743	(65,645)	16,220
Share-based compensation	4,369	4,281	4,305	4,285	13,137	12,549
Litigation defense expenses	273	367	8,189	2,667	4,585	16,222

Adjusted EBITDA	$5,793	$5,971	$4,963	$3,896	$16,496	$10,912

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

With the exception of the change in controls noted below, no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2008, the Court denied our Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding our equitable defenses. The Court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the Court’s earlier denial of our motion for JMOL. Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the Court denied our initial motion for JMOL. On April 24, 2009 the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The Court entered final judgment in favor of us. Akamai filed a notice of appeal of the Court’s decision on May 26, 2009 and filed its appeal brief on September 15, 2009. We cannot assure you that this lawsuit ultimately will be resolved in our favor.

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

In December 2007, Level 3 Communications, LLC filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in the U.S. District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to Limelight finding that Limelight did not infringe the Level 3 patents. We believe the jury verdict finding Limelight does not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The Court denied Level 3’s subsequent motion for judgment as a matter of law or alternatively for a new trial, and entered a judgment in our favor. Level 3 filed a notice of appeal on July 21, 2009 and filed its appeal brief on October 5, 2009. We intend to continue to vigorously defend the action. There can be no assurance at this time that the lawsuit ultimately will be resolved in our favor. In light of the favorable jury verdict, we are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

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

The Court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the Court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the Court denied our initial motion for JMOL. On April 24, 2009 the Court issued its order and memorandum setting aside the adverse jury verdict and ruling that Limelight does not infringe Akamai’s ‘703 patent and that Limelight is entitled to judgment as a matter of law. Based upon the Court’s April 24, 2009 order we have reversed the provision for litigation relating to this matter as we no longer believe that payment of any amounts represented by the litigation provision is probable. Although the Court has entered judgment in our favor and we believe the ruling of the Court is correct, Akamai has appealed the judgment and we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

In January 2009, in a patent infringement lawsuit filed by Level 3 Communications LLC, or Level 3, against us, a jury returned a verdict finding that we did not infringe any of the claims of the patents at issue in that case. The Court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered judgment in our favor. Level 3 has appealed the judgment. Although we believe the jury verdict and the judgment in this matter are correct, we cannot provide any assurance at this time that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

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

We have recently expanded our operations significantly, increasing our total number of employees from 29 at December 31, 2004 to 321 at September 30, 2009, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include: training new sales personnel to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our content delivery network, or CDN, and administrative infrastructure, systems and processes; addressing new markets; and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.

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

Some of our customers will not be successful in selling advertising or otherwise monetizing the content we deliver on their behalf and consequently may not be successful in creating a profitable business model. This will result in some of our customers discontinuing their Internet or web-based business operations and discontinuing use of our services and products. Further, weakness and related uncertainty in the global financial markets and economy—which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that the worldwide economy may be in a prolonged recessionary period – may materially adversely impact our customers’ access to capital or willingness to spend capital on our services or in some cases, ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws or simply go out of business. This uncertainty may also impact our customers’ levels of cash liquidity, which could affect their ability or willingness to timely pay for services that they will order or have already ordered from us. From time to time we discontinue service to customers for non-payment of services. We expect further customers may discontinue operations or not be willing or able to pay for services that they have ordered from us. Further loss of customers may adversely affect our financial results.

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

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2006, 2007 and 2008 we invested $40.6 million, $22.7 million and $18.1 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN. For the nine month period ended September 30, 2009, we invested $16.6 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

During 2009 and 2010, as we further expand our CDN and begin to refresh our network equipment, we expect our capital expenditures to increase when compared to expenditures we made in 2008. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

•	failure to increase sales of our core services;

•

increases in electricity, bandwidth and rack space costs or other operating expenses, and failure to achieve decreases in these costs and expenses relative to decreases in the prices we can charge for our services and products;

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 38% of our total revenue. For the nine month period ended September 30, 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 37% of our total revenue. During 2008 one of these top 10 customers, Microsoft, represented approximately 15% of our total revenue for that period. For the nine month period ended September 30, 2009, Microsoft, represented approximately 16% of our total revenue. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

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

Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007 and 2008 partially due to an increase in our share-based compensation expense which increased from $0.1 million in 2005 to $9.2 million, $18.9 million and $18.1 million, respectively, in 2006, 2007 and 2008. For the nine month period ended September 30, 2009 our share-based compensation expense was $13.1 million. This increase in share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock units (RSUs) grants. Our unrecognized share-based compensation expense totaled $30.6 million at September 30, 2009, of which we expect to amortize $4.4 million during the remainder of 2009, $14.4 million in 2010 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. We further expect our share-based compensation expense to decrease in 2009 from 2007 and 2008 levels, and potentially to increase thereafter as we grant additional options or restricted stock awards. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. In December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million and $20.8 million, respectively, in 2006, 2007 and 2008, respectively. For the nine month period ended September 30, 2009, we incurred $4.6 million in litigation costs. We expect these costs will continue to be significant during 2009.

We generate our revenue almost entirely from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.

While we offer our customers a number of services associated with our CDN, we generated the majority of our revenue in 2006, 2007, 2008 and year to date in 2009, from charging our customers for the content delivered on their behalf through our CDN. As we do not currently have other meaningful sources of revenue, we are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third-party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.

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

Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in approximately 72 third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.

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

Our CDN services are highly complex and are designed to be deployed in and across numerous large and complex networks. Our network infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our products and services, the more resources we will need to invest in additional infrastructure and support. Further, as a result of the adverse jury verdict in February 2008 in the Akamai Technologies, Inc. v. Limelight Networks, Inc. lawsuit, which verdict was overturned by the Court’s April 24, 2009 order granting our motion for judgment as a matter of law, we made significant investment in designing and implementing changes to our CDN architecture in order to implement our CDN services in a manner we believe does not infringe the claims of Akamai’s ‘703 patent as alleged in the February 2008 trial. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our CDN architecture and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our CDN. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead us to lose current and potential customers. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.

Our operations are dependent in part upon communications capacity provided by third-party telecommunications providers. A material disruption of the communications capacity we have leased could harm our results of operations, reputation and customer relations.

We lease private line capacity for our backbone from a third party provider, Global Crossing Ltd. Our contracts for private line capacity with Global Crossing generally have terms of three to four years. In January and September 2009, we amended our agreement with Global Crossing to enhance the private line capacity for our backbone. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party provider. As it would be time consuming and expensive to identify and obtain alternative third-party connectivity, we are dependent on Global Crossing in the near term. Financial failure of Global Crossing could jeopardize utilization of the service fees pre-paid by us under our agreement with Global Crossing. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity on terms commercially acceptable to us or at all, our business and financial results would suffer. We may not be able to deploy on a timely basis enough network capacity to meet the needs of our customer base or effectively manage demand for our services.

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

We may seek to acquire businesses or technologies that are complementary to our business. For example, in May 2009 we acquired substantially all of the assets of Kiptronic Inc., a developer of mobility and monetization solutions for content publishers. Acquisitions involve a number of risks to our business, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate operations or personnel in an efficient and timely manner could harm our results of operations. We have little prior experience as a company in this complex process of acquiring and integrating businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions will require the use of our available cash or dilutive issuances of securities. Future acquisitions or attempted acquisitions could also harm our ability to achieve profitability. We may also experience significant turnover from the acquired operations or from our current operations as we integrate businesses.

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

We have operations, equipment and personnel in the United States, France, Germany, the Netherlands, Japan, Singapore and the United Kingdom, and we currently maintain network equipment in Australia, Canada, Hong Kong, Ireland, South Korea, Sweden, Italy and Spain. As part of our growth strategy, we intend to expand our sales and support organizations internationally, as well as to further expand our international network infrastructure. We have limited experience in providing our services internationally and such expansion could require us to make significant expenditures, including the hiring of local employees, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention.

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

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, our adoption of ASC 718 (formerly FAS123R) in 2006 has increased the amount of stock-based compensation expense we record. This, in turn, has impacted our results of operations for the periods since this adoption and has made it more difficult to evaluate our recent financial results relative to prior periods.

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

Increasing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to expand our sales and marketing operations. Historically, we have concentrated our sales force at our headquarters in Tempe, Arizona. However, we have recently begun building a field sales force to augment our sales efforts and to bring our sales personnel closer to our current and potential customers. Developing such a field sales force has been and will continue to be expensive and we have limited knowledge in developing and operating a widely dispersed sales force. As a result, we may not be successful in developing an effective sales force, which could cause our results of operations to suffer.

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 140 at December 31, 2008. As of September 30, 2009, we had 138 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

•

commencement or resolution of, our involvement in and uncertainties arising from, litigation, particularly our current litigation with Akamai and MIT, Level 3 Communications, and our Securities Litigation matter;

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

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion or report, our stock, our stock price and trading volume could decline.

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

As of September 30, 2009, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 52% of our outstanding common stock, including approximately 36% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for capital expenditures, working capital and other general corporate purposes. For the nine month period ended September 30, 2009, we made capital expenditures of $19.8 million and expect aggregate capital expenditures of approximately 18% to 19% of total revenue in 2009. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. However, we do not have agreements or commitments for any specific acquisitions at this time. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation a portion of the net proceeds may be used to satisfy a final damages judgment, if any.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

On September 30, 2009, we amended the Bandwidth/Capacity Agreement with Global Crossing Telecommunications, Inc. (Global Crossing) dated August 29, 2001. We purchase certain telecommunications transport services, including dedicated circuit and port capacity, from Global Crossing for the transport of our telecommunications or other traffic. Under the amendment we accelerated to September 30, 2009 a payment we were otherwise obligated to pay to Global Crossing at a later time, which payment was discounted to take into account the time-value of the payment, and also paid to Global Crossing a substantial pre-payment for IP transit usage to be consumed by us over an extended period. The amendment also provides that Global Crossing will provide certain additional ports in locations to be mutually agreed on by Global Crossing and us.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1	333-141516	3.2	5/21/07

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-141516	3.4	3/22/07

10.10.03†	Amendment #24 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

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

LIMELIGHT NETWORKS, INC.

Date: November 6, 2009	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1	333-141516	3.2	5/21/07

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-141516	3.4	3/22/07

10.10.03†	Amendment #24 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

†	Confidential treatment has been requested or granted for portions of this exhibit by the Securities and Exchange Commission.