Form 10-K
period 2009-12-31
Limelight Networks, Inc.
filed 2010-03-12
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $177.8 million based on the last reported sale price of the common stock on the Nasdaq Global Market on June 30, 2009.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 10, 2010: 85,157,401 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

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

Overview

Limelight Networks, Inc. (Limelight) is a provider of high-performance content delivery network services. We deliver content for traditional and emerging media companies, or content providers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries; online businesses operating e-commerce storefronts; and government organizations, corporations, or enterprise businesses that operate a web site.

Using Limelight’s content delivery network, or CDN, content providers are able to provide their end-users with a high quality media experience for all of their online content, including rich media or “large objects” such as video, music, games, software and social media as well as “small objects” that make up many of the components of a typical website such as html, jpeg and, java script. As consumer demands for content and information over the Internet have increased, as businesses have dramatically expanded the use of Internet applications to drive revenue and lower costs, as enabling technologies such as broadband access to the Internet have proliferated, and as the variety of devices that can connect to the Internet has increased, consumption of all types of Internet content in any location, at any time has become increasingly important to end-users and therefore to the content providers that serve them. We developed our services and architected our network to meet the unique demands content providers face in delivering content to large audiences of demanding Internet end-users. Our comprehensive solution delivers content providers a high quality, highly scalable, highly reliable offering. We primarily derive revenue from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain the majority of our base of recurring revenue contracts and build on that base by adding new customers and increasing the number of services and amount of capacity our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of scale, service quality, platform capability, and price.

We were formed as an Arizona limited liability company, Limelight Networks, LLC, in June 2001 and converted into a Delaware corporation, Limelight Networks, Inc., in August 2003. Our principal executive offices are located at 2220 W. 14th Street, Tempe, Arizona 85281 and 6119 La Granada, Rancho Santa Fe,

California 92067, and our main telephone number is (602) 850-5000. Our website address is www.limelightnetworks.com. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of December 31, 2009, we had approximately 1,370 active customers and had a presence in 60 countries throughout the world.

In 2009, we announced the acquisition of Kiptronic, Inc. and our pending acquisition of EyeWonder, Inc. We introduced LimelightSITE and our next-generation XD Platform. We announced the continued expansion of our network capacity to almost three-terabits per second, marking the beginning of the era of Internet content delivery to ‘broadcast quantity’ audiences. We also announced support for Adobe Flash Media Server version 3.5, as well as Microsoft Silverlight 3.0. We also announced new additions to our executive leadership team and in January 2010 our acquisition of a small software company located in Germany.

During the year we extended and established new relationships with customers and partners both in North America and around the world across the enterprise, government and media and entertainment segments, including BT, Blue Cross, Citadel, CBSinteractive/CNET Networks, Harpo Productions, Hobart Corporation, Metropole Television Group, Nissan Motors of Japan, Nintendo of Japan, Sonic, Sun Microsystems, Textron, and Unisys, among others. We also continued to expand our strategic reseller relationships announcing partnerships with Global Crossing, Bell Canada, Bestel and Bharti Airtel.

We are currently party to two separate lawsuits alleging aspects of our CDN infringe upon third-party patent rights. In one matter, Akamai Technologies, Inc. v. Limelight Networks, Inc., a jury returned a verdict in February 2008 against us finding that we infringed four claims of one patent at issue in that lawsuit, and awarded damages of approximately $45.5 million plus pre-judgment interest estimated to be $2.6 million. An additional provision of approximately $17.5 million for potential additional infringement damages and interest was recorded during the year ended December 31, 2008. On July 1, 2008, the court denied our Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and denied its Motions for Summary Judgment regarding our equitable defenses. In November 2008, a bench trial was conducted regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in our favor. Akamai filed a notice of appeal of the court’s decision on May 26, 2009 and filed its appeal brief on September 15, 2009, we filed our reply brief on December 9, 2009 and each party has since filed further appeal briefs. A date has not been set by the appeals court for a hearing. We will continue to defend the case vigorously, but we cannot assure you that this lawsuit ultimately will be resolved in our favor.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging we infringe three patents owned by it. On January 23, 2009, a jury returned a favorable verdict finding that we did not infringe the Level 3 patents. We believe the jury verdict finding we do not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for judgment as a matter of law or alternatively for a new trial, and entered a judgment in our favor. Level 3 filed a notice of appeal on July 21, 2009 and filed its appeal brief on October 5, 2009. We filed our reply brief on January 19, 2010. A date has not been set by the court for a hearing. We intend to continue to vigorously defend the action. There can be no assurance at this time that the lawsuit ultimately will be resolved in our favor.

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in United States District Court for the District of Arizona. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008 plaintiffs filed a notice of appeal, and appellate briefs were filed by both parties in January and February 2009. We believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and we intend to contest the lawsuit vigorously. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance, and we are seeking court approval to finalize the settlement.

This lawsuit and other ongoing legal proceedings are described under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K.

We are registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the Securities and Exchange Commission, or the Commission, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports as required by the Exchange Act and the rules and regulations of the Commission. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the Commission at the Commission’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the Commission maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Limelight Networks, Inc., that file electronically with the Commission. The address of this website is http://www.sec.gov.

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

Consumption and Distribution of Content Expanding

Multiple forces have created, and continue to drive, a substantial need to rapidly and efficiently deliver broadcast-quality rich media and web applications over the Internet. These forces include the following:

•

Proliferation of broadband Internet connections. According to a 2009 Frost and Sullivan Report (Worldwide Video Content Delivery Networks Market), over 800 million consumers will have high-speed wired broadband access in 2010, with that number expected to increase to over 1 billion wired broadband connections by 2012. This means that more consumers will have access to even faster Internet connections than ever before. This proliferation of broadband Internet connections and increased broadband speeds provides an increasing number of users with the capability to access rich media content efficiently.

•

Consumption of media via Internet-connected devices is rivaling consumption via other media channels. The proliferation of broadband connectivity into everyday devices has fundamentally changed the way that consumers access and interact with Internet content. TNS Research found in a survey of consumers living in 16 countries that people spent approximately 30% of their leisure time online (Digital World, Digital Life, November 2008), and that over 50% of the global online audience now watches online video. Additionally, a December 2009 Morgan Stanley survey found that in 2010, there will be almost 900 million devices, such as mobile phones, netbooks, tablet form-factor computers, home appliances, and embedded devices, that will incorporate high-speed wireless Internet connectivity. Finally, comScore reported that in November 2009, United States Internet users viewed a record 30 billion online videos during the month, more than doubling the amount viewed in the same month of the previous year.

•

Consumers increasingly desire on-demand access to a broad range of personalized entertainment and commerce content. Through technologies like Internet search, personal digital video recorders, video-on-demand and social media platforms, consumers are increasingly accustomed to immediate, on-demand access to content and information, including videos, music and photos provided by media outlets, retailers, or by other users. In an August 2009 Internet retailer survey, over 35% of online retailers planned to expand the use of video and over 22% planned to increase their use of interactive rich media on their websites in the next twelve months.

•

Proliferation of Internet-connected devices. The proliferation of devices that are capable of connecting to the Internet, such as mobile phones, Blu-ray players, netbooks, videogame consoles, and MP3 players, has given users even more control and flexibility over how and where they access and use media content from the Internet.

•

Growth of usage of outsourced infrastructure. Enterprises are looking to decrease infrastructure expenditures by moving to a “cloud-based” model where application delivery and storage are available on-demand and paid for on an as-needed basis.

Content providers and traditional enterprise companies have recognized this evolving shift in consumer behavior and the consumption of online content. Television, music, radio, newspaper, magazine, movie, videogame, software and other traditional and emerging media companies all have or are developing large libraries of rich media and video content. The broad reach provided by the Internet allows these companies to distribute their content through content aggregators or directly to consumers. The Internet also enables content providers to offer their entire content libraries to consumers. As a result, content providers are able to monetize a much larger portion of their media content libraries than has been possible under offline, non-Internet modes of distribution. Additionally, enterprises, e-commerce businesses, and governmental agencies are creating rich-media web applications for customer-relationship services such as product information, training and support. They are also leveraging the always-available attributes of the Internet to make critical business applications, processes, and data instantly and securely available to their employees.

Alternatives for Delivering Content over the Internet

Companies that deliver content to users via the Internet have two primary alternatives: deliver content using basic Internet connectivity, in some cases with significant investment in additional infrastructure, or utilize a CDN.

Content Delivery via Basic Internet Connectivity

Basic Internet connectivity is capable of delivering media content to users, but is ill-suited for delivering the large media files and broadcast-quality media that are commonplace today. The Internet is a complex network of networks that was designed principally to connect every Internet network point to every other Internet network point via multiple, redundant paths. To reach a given user, content from a provider’s website must normally traverse multiple networks. These networks include those of the website’s Internet service provider, or ISP, one or more Internet backbone carriers — each of which provides a network of high-speed communication lines between major interconnection points — and the user’s ISP. At any point along this path, data packets associated with the website’s content can be lost or delayed, impeding the transfer of data to the user. Internet protocols are designed to reliably transport data packets, but do not always ensure end-to-end performance. When data packets are lost or delayed during the delivery of rich media content, the result is noticeable to users because playback is interrupted. This interruption causes songs to skip, videos to freeze and downloads to be slower than acceptable for demanding consumers. This lack of performance and its effect on user experience make the delivery of rich media content via the basic Internet challenging.

In response, some content providers have chosen to invest significant capital to build the infrastructure of servers, storage and networks necessary to bypass, to the extent possible, the public Internet “cloud”. This substantial capital outlay and the development of the expertise and other technical resources required to manage such a complex infrastructure can be time-consuming and expensive.

Content Delivery via Content Delivery Networks

A CDN offloads the delivery of content from a publisher or corporation’s central website infrastructure to the CDN’s service delivery infrastructure. In general, the infrastructure of a CDN is composed of hundreds or thousands of servers distributed at various points around the Internet, linked together by software that manages the storage and delivery of media content objects to end-users. Deploying content objects in numerous, distributed locations can reduce the network distance between users and the media content they seek, reducing the potential for performance-inhibiting network congestion. The architecture of early CDNs reflected the importance and prevalence, at the time, of web page objects such as photos and graphics. Early CDNs typically deployed small server clusters in a large number of locations, relied on the public Internet to connect the clusters, and stored only the most popular content objects in their local caches, which are the repositories where frequently accessed data are stored for rapid access. Because each server cluster was small, with few servers available for the storage and delivery of content, and with rarely more than a single network connection, some early CDNs employed optimization algorithms in an effort to effectively manage and allocate these relatively scarce resources.

When a requested content object is unavailable on the server cluster a cache miss occurs, which is a failed attempt to acquire a requested content object in a local cache. To handle a cache miss, early CDNs would access the missing object over the Internet from the content provider’s servers. A cache miss, and the time required to obtain the missing object over the Internet, may degrade the end-user’s experience and increases the computing resource cost of servicing the end-user’s request. As the consumption of large libraries of rich media has grown, the need to cache a sufficient number of media objects to assure a high quality end-user experience at an efficient price has grown with it.

The New Requirements for Delivering Content

We believe the unique characteristics of content delivery and the rapid growth of online content consumption have created a new set of technical, management and economic requirements for businesses seeking to deliver rich media content. These requirements include the following:

•

Delivering a consistent high quality media experience. User experience is critical for content providers because consumers increasingly expect a high quality experience, will not tolerate interruptions or inconsistency in the delivery of content, and may never return to a particular media provider if that provider is unable to meet their expectations. A media stream, for example, should begin immediately and play continuously without interruption every time a customer accesses that stream.

•

Delivering expansive libraries of content. Consumers, particularly those who are accustomed to broadband-enabled Internet services such as high quality television and radio, increasingly demand the ability to consume any form of media content online. To meet this demand, traditional media companies are moving their enormous libraries of content, such as television shows and movies, online. At the same time, emerging content businesses, such as user-generated content companies, are creating expansive libraries of rich media. Users expect a consistent media experience across every title in these large libraries, for each title regardless of its popularity, each time it is viewed.

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

•

Managing delivery costs. Managing the cost of content delivery is important for content providers so that they can maximize profits. As a result, the combination of major capital outlays and operating expenditures required to build and maintain large server clusters, peak period capacity, extensive Internet backbone networks and multiple connections to global broadband access networks may not be practical for many companies. As users increasingly demand access to large files and media streams, the infrastructure needs associated with providing this content increase accordingly.

The capital, expertise, and other managerial effort necessary to meet these requirements can be challenging. As demand for the delivery of rich media content increases, these challenges will become increasingly difficult to meet. We believe, therefore, that there is a demand and opportunity for outsourced Internet content delivery services.

The Limelight Networks Solution for Content Delivery

We deliver content for traditional and emerging media companies, or content providers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries; online businesses operating e-commerce storefronts; and government organizations, corporations, or enterprise businesses that operate a web site.

We designed our delivery solution to meet the demanding requirements of delivering content over the Internet to a variety of connected devices, including desktop computers, laptops, netbooks, and mobile phones. Our solutions enable content providers and enterprises to provide their end-users with high quality experiences across multiple media formats, library sizes, audience sizes, and device types without expending the capital and developing the expertise needed to build out and manage their own networks.

In designing and building our content delivery network, we built and deployed a globally-distributed network of thousands of servers specially configured for the acceleration of all types of IP content with the following design advantages:

Densely Configured, High-Capacity Architecture. Our infrastructure consists of dense clusters of specially configured servers organized into large, multi-tiered, logical CDN locations. The extensive storage capacity of these logical CDN locations leads to fewer cache misses to our network of servers than we believe would occur in an early CDN architecture and provides significant scalability and responsiveness to surges in end-user demand.

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

Intelligent Software to Manage the Network. We have developed proprietary software that manages our content delivery system. This software manages the delivery of content objects, storage and retrieval of customer content libraries, activity logging and information reporting.

Flexibility to Meet Varying Customer Demands. We support both download and streaming deliveries, and do so across what we believe is one of the broadest range of formats in our industry, including Adobe Flash, Microsoft Silverlight, Move Networks, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media.

All of the elements of our infrastructure work seamlessly together. Our customers either upload content directly to us or store it on their own web servers. Upon request from an end-user, we distribute that content to one or more storage server clusters which feed hundreds of specially configured servers at each content delivery location around the world. The content is then delivered directly to end-users through our relationships with over 900 broadband Internet service providers, or over the public Internet if appropriate. Our customers compensate us for this service by paying us on a per-gigabyte basis, or on a variable basis based on peak delivery rate for a fixed period of time, as our services are used.

Key Benefits of the Limelight Networks Solution

Our content delivery architecture and service offering were designed and built to meet the demands of accelerating IP content over the Internet. We believe we are able to deliver the following customer benefits:

High Quality User Experience

We enable content providers to bypass much of the congestion typically experienced in the busy public Internet and deliver IP content directly to their audiences. This allows our customers to deliver engaging and reliable experiences to end-users around the world. We accomplish this by delivering content from globally distributed servers that are directly connected to over 900 broadband access networks — the networks that users connect with to reach the Internet. Tying it all together is a high-speed, dedicated global optical network that interconnects our thousands of servers and provides just-in-time delivery of any part of a customer’s library.

High Scalability across the Four Dimensions of Delivery

At the technology level, our success is predicated in part on a high-speed, highly scalable global network that has been designed to address four dimensions of delivery — object size, library size, audience size and object popularity. For each dimension, our supporting technology takes an innovative approach:

•	Object size. Our network was designed with extensive storage capacity and substantial computing power to handle the demands of delivering massive media files to users around the world.

•	Library size. Our regional content delivery centers use multi-tiered cache architecture to store large content libraries for immediate access.

•	Audience size. The current global delivery capability of our network exceeds 3 terabits per second, enabling us to respond instantly to surges in end-user demand from large global audiences.

•	Object popularity. Our CDN is designed to ensure that every object in a content library — whether the most popular title or the least popular — will be consistently available to users, on demand.

High Reliability

Our distributed CDN architecture, managed by our proprietary software, seamlessly and automatically responds to network and datacenter outages and disruptions. All of our content delivery locations are interconnected via our global optical network and also connected to multiple Internet backbone and broadband Internet service provider networks. Additionally, each location has redundant servers, enabling us to continue serving content even if a network connection or server fails. Automatic failover and recovery not only provide uninterrupted customer service but also simplify network maintenance and upgrades.

Comprehensive Solution

Enabled by a broad range of innovative products and services, customers can reach their audiences in two ways: via streaming delivery, which allows the simultaneous delivery and viewing of rich media such as live events and on-demand content; and via object delivery, for distributing such content as high quality video and music, games, social media and software downloads. We can also create customized, private CDNs to meet the specific needs of highly customized content delivery requirements, including enabling Software as a Service (SaaS) businesses, public sector entities and corporate organizations for which security and privacy are important considerations. We support a broad variety of formats including Adobe Flash, Microsoft Silverlight, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media. In addition, our value-added services include a web-based customer portal that provides management information reports and a download manager that simplifies the downloading process for the end user. We can begin delivery services for a new customer within days of a customer placing an order.

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

Services

In October 2009, we announced XD, an upgrade to the software layer that manages our global content delivery infrastructure. This new software platform adds a new technique, named “Adaptive Intelligence” that can enable customers to benefit from performance improvements in speed, consistency of delivery, and experience quality. The XD Platform also can provide customers with visibility into Internet conditions that can help them increase conversion rates, lengthen viewing or gaming times, and provide higher-quality end-user experiences.

The Adaptive Intelligence software layer includes innovations that enable this higher quality service;

•

Protocol Maximization, a patent-pending technique that dynamically adjusts in real-time the parameters of standard Internet protocols on a connection-by-connection basis. For customers, Protocol Maximization enables faster, more consistent delivery of objects even in the most difficult of network conditions.

•

Globally Distributed User Agents, small programs that travel into the last mile network and collect data about Internet conditions. This data is then used in Protocol Maximization techniques to adapt how we deliver each object. For customers, these User Agents also provide detailed insight into the end-user experience through our user portal.

•

Dynamic Origin, a technique which upon request replicates origin content inside our private network reducing origin load by creating subsequent requests for origin caused by cache misses. For customers, this technique improves responsiveness of the content delivery service in cases where a Limelight delivery center does not have a local cached copy of the file to send to end users and create a cost savings associated with the reduced load on origin hardware and bandwidth.

•

Custom Cache Hierarchies, a technique which expedites the transfer of content to the edge by providing a uniquely tailored “map” through the in-network cache hierarchy. Maps are configured based on the location and diversity of the customer’s origin servers, the location and distribution of the customer’s users, and the customer’s content demand and library access patterns.

Our services are purpose-built for the delivery of digital content to large, global audiences. Our primary services include the following:

•	LimelightDELIVER provides HTTP/web distribution of digital media files such as video, music, games, software and social media.

•

LimelightSTREAM provides on-demand and/or live streaming for all major formats including Adobe Flash, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media. When media files are streamed to an end-user, the files are not stored on the user’s computer, but rather are received directly and played by the user’s media player software in real-time.

•

LimelightSITE speeds the delivery of the static, dynamic, and personalization elements that make up an entire web-site, by routing content over our infrastructure, and not over the often congested, public Internet.

•	LimelightREACH helps publishers deliver properly-formatted, device optimized content to almost any media-enabled mobile handset by auto-detecting the end-user device.

•	LimelightADS allows publishers to present dynamic pre-, mid-, or post-roll video and audio advertising into media that is delivered to mobile or connected users.

•

LimelightPS, our professional services division, helps customers determine content distribution strategies, network architecture design, content storage infrastructure, live event execution, and best practices spanning the design, deployment and management of on-line web infrastructure.

•	LimelightSUPPORT, provides customers with expert, on-demand engineering resources that keep customers on-line initiatives a top priority.

We provide an enhanced delivery option for LimelightDELIVER, called DELIVER XD, which uses our adaptive intelligence innovations to improve the consistency and performance of delivery across a wide variety of devices, network types and geographies.

Advanced reporting and control

LimelightCONTROL

LimelightCONTROL is a new, advanced management and reporting suite that enables customers to exercise more control over their Limelight Networks content delivery service, including the advanced technologies and software in the XD Platform. This new service suite replaces the former LimelightEXCHANGE portal and includes an upgraded user interface; enhanced reporting that includes data on Internet conditions, granular control over storage utilization, and more.

LimelightCONTROL helps customers analyze their online operations through a set of reports that allow customers to monitor various aspects of their streaming or content delivery, such as object-level details, bandwidth and storage utilization, most requested content, and minutes listened or watched on each stream. Customers can request raw logs every 24 hours or live logs every 15 minutes, both of which are delivered in industry-standard format. LimelightCONTROL also enables customers to control how we publish and present their content. For example, to maintain content freshness or for managing exceptions, the Purge Utility allows authorized individuals to delete content cached across our CDN. Multi-user access and permission controls give customers the ability to limit access to reporting only, or to reporting and control functions.

LimelightCONTROL XD, a premium offering, offers advanced management applications that help to increase efficiency, reduce expenses, improve the user experience, and provide insight into performance of an online business. The service includes customer provisioning of services, custom control over CDN storage options, and the innovative Internet Health Monitor (LINK), which provides customers with insight into potential sources of end user experience issues, collected in by millions of globally distributed user agents that are part of the XD Platform.

LimelightHD

LimelightHD is an extension to our LimelightSTREAM and LimelightDELIVER services that enables customers to efficiently delivery high-definition content to end users. The service includes a programming interface that verifies if an end-user has sufficient bandwidth available to receive HD content, and, if so, delivers a high quality stream. The service also tracks the delivery of HD content separately from standard-definition content.

MediaVault

We offer a scalable security option that helps to protects customers’ content from unauthorized access. With MediaVault, customers can associate a protected URL for each user and/or each request as part of the download URL. This allows customers to provide authorized users access to content without having to modify the content itself for each user. It also helps to prevent abuse from spiders, bots, and deep linking. Additional MediaVault controls include settings for start and stop dates/times for time-sensitive content and the ability to limit access for Windows Media streams to a block of IP addresses.

Geo Reporting

With the Geo Reporting option, customers can assess traffic at the global, continent or city-by-city levels. Customers may view geographic information in a selection of table and map formats, including color-coded maps that show customers the active spots around the world. Customers may choose to display all geographies at once or only the top 10 locations. Using the LimelightCONTROL portal, customers can compare locations based on number of requests, bytes sent, and total seconds, or as a percent of total volume. Customers may view the map to see data associated with that location, or click for more detail by country, state, or city. With quick and easy views of traffic data in different geographies, customers are in a position to determine and deliver targeted content and advertising to audiences around the world.

Geo-Compliance

The Geo-Compliance option uses a geo-IP database to match requestors’ IP address with predefined rule sets. This helps to ensure that customers’ content is not accessible outside of a defined geographic area — ideal for managing media licenses with geographic restrictions. For sites where advertising is a primary driver, Geo-Compliance can help a customer constrain its audience to the target geography of the customer’s site’s advertisers.

User-generated content

We allow for our customers to easily add user-generated content to customers’ sites — in the customers’ choice of major media formats, including Windows Media, Flash, RealPlayer, QuickTime, and 3GPP. Starting

with a customer’s source content, a customer can define its workflow: choose its encoding/transcoding profile, specify one or more target formats, set the bit rate, and specify the destination sites or devices — and the customer’s media is transformed and published automatically. As part of the workflow, a customer can also choose to generate thumbnails, create titles, or add watermarks to video content. Customers can customize the included workflow templates, or build their own.

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

Technology

We have developed an innovative, network-based on-demand computing platform that enables companies to scale their businesses without having to scale their own data center, network, server footprint, or software operations. This system and technology platform has the following key elements:

Globally-Deployed Servers

•

We have built and deployed a globally distributed network of more than 15,000 servers specially configured for the delivery of rich media content at 76 points of presence, or POPs, in 25 logical CDN locations, or a group of POPs, in the United States, Europe and Asia. Distributing servers around the world can eliminate much of the Internet congestion and inconsistent network performance that would otherwise affect the delivery of content. This reduces or eliminates the visible symptoms of poor Internet performance, including slow start times and stopping or skipping during playback. We currently have POPs in the United States, Australia, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Singapore, South Korea, Spain, Sweden, the Netherlands and the United Kingdom.

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

•

We have configured each of our CDN locations to connect with hundreds of last mile networks. The locations are also equipped with the capacity to support additional network connections as needed. This design allows us to provide maximum scalability and responsiveness as end-user demand increases. In addition, any server within a CDN location can send and receive data via any network at that location. This “any-to-any” capability allows us to use our network connections to the greatest extent possible, without needing to simultaneously optimize servers and networks, as some CDNs do. Each of our edge servers has access to whichever locally attached network is suitable for each delivery.

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

•

Our CDN locations in the United States, Europe and Japan are connected together via a dedicated optical network, which we operate, that includes redundant connections with capacities up to 40 gigabits per second to nearly all locations. Our logical CDN locations in Asia are connected to our United States/Europe network via managed circuits. By connecting all of our locations with a network infrastructure that we operate and on which we manage the traffic flows (rather than relying on the often-congested public Internet), we are able to rapidly move objects around our network when needed to service user requests. Also, using our own network, rather than relying on the public Internet, means that the stream our edge server acquires will be as high quality as the stream we receive from our customer.

Intelligence

•	Our proprietary, patent-pending XD Platform software manages our content delivery system. This software consists of several components:

•	Edge server software for managing download and streaming delivery of content objects;

•	Software for assigning resources within our infrastructure and for systematically improving our infrastructure over time as our customers and infrastructure components change;

•	Intermediate cache server systems and software for storing customer content libraries; and

•	Customer portal and customer reporting software.

Flexibility

•

Using our proprietary edge server software, we handle both download and streaming deliveries across what we believe is one of the broadest ranges of formats in our industry, including Adobe Flash, Microsoft Silverlight, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media.

Business Segments and Geographic Information

We operate in one business segment: providing content delivery network services. We operate in three geographic areas — the United States, Europe and Asia Pacific. For the years ended December 31, 2009, 2008 and 2007, approximately 22%, 16% and 13%, respectively, of our total revenue was derived from our operations outside the United States. For the year ended December 31, 2007 nearly all of our international revenue was derived from operations in Europe. For the years ended December 31, 2009 and 2008 we derived approximately 69% and 75%, respectively of our international revenue from Europe and approximately 31% and 25%, respectively of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of our revenues in any of such years. For a description of risks attendant to our foreign operations, see the section titled “Risk Factors” set forth in Part 1, Item 1A of this annual report on Form 10-K. For more segment and geographic information, including revenue from customers, a measure of profit or loss and total assets for each of the last three fiscal years, see our consolidated financial statements included in this annual report on Form 10-K, including Note 23 thereto.

Sales, Service and Marketing

Our sales and service professionals are located in 4 offices in the United States with additional locations in Europe and Asia. We sell our services directly through our telesales and field sales forces. We also have customers who incorporate our services into their offerings and function as resellers, as well as other distribution partners. We target media, high tech, software, gaming, enterprise and government agencies and other providers of online media content through our:

•	Telesales force. Our telesales force is responsible for managing direct sales opportunities within the small and mid-market within North America.

•	Field sales force. Our field sales force is responsible for managing direct sales opportunities in major accounts in North America, Europe and the Asia Pacific region.

•	Distribution partners. We have certain customers who incorporate our services into their offerings, and we also maintain relationships with a number distribution partners.

•

Resellers. We sell our services to resellers who have a relationship with us that entitle them to represent our products and/or services to their customers. The customer, when purchasing our services from the reseller, often has a direct relationship with the third party company. Additionally, support for our product and/or services are handled by the reseller on behalf of the customer.

Our sales and service organization includes employees in telesales and field sales, professional services, account management and solution engineering. As of December 31, 2009, we had approximately 140 employees in our sales and support organization. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train and retain sufficient sales, technical and global services personnel, and how well we establish and maintain our strategic alliances. We believe that the complexity of our services will continue to require a number of highly trained global sales and services personnel.

To support our sales efforts and promote the Limelight brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, on-line advertisements, participation at trade shows, strategic alliances and on-going customer communication programs. As of December 31, 2009, we had 8 employees in our global marketing organization, which is a component of our sales and support organization.

Customers

Our core set of customers are media, software, web 2.0, enterprises, government agencies and other providers of online media content. As of December 31, 2009, we had approximately 1,370 active customers worldwide, including many top names in the fields of video, digital music, new media, games, rich media applications and software delivery. During 2009, some of our most notable customers included ABC Radio, Amazon, Blue Cross, Deutsche Bank, Electronic Arts, Facebook, Microsoft, MySpace.com, Netflix, Nintendo Wii, Nissan, Oracle, Sony Playstation, Sun Microsystems, Textron Corporation, Toyota of Japan, University of Virginia, and Valve Corporation.

One customer, Microsoft, accounted for more than 10% of our revenue for the years ended December 31, 2009, 2008 and 2007. During the first quarter of 2008, one large traffic customer shut down its site, and customers do, from time to time, shut down sites. Also, from time to time we have discontinued service to customers for non-payment. Although we did not receive continuing revenue from these former customers, these changes provided for a stronger mix of customers across our base, decreased our days sales outstanding (DSO) and allowed us to recoup network capacity to help meet future growth needs. We continue to focus on acquiring and retaining high quality customers across our strategic and government, emerging, channel and international market segments.

Competition

The content delivery network market is highly competitive and is characterized by unit volume growth offset by declining unit prices and multiple types of vendors offering varying combinations of computing and bandwidth services to content providers. A few of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances, and substantially greater financial, technical and marketing resources than we do. Our primary competitors include content delivery service providers such as Akamai, Level 3 Communications, AT&T, CD Networks, Internap Network Services Corporation, which acquired VitalStream, and other large telecommunications companies. Also, as a result of the growth of the content delivery market, a number of companies are entering or attempting to enter the CDN market, either directly or indirectly, some of which may become significant competitors in the future. Internationally, we compete with local content delivery service providers, many of which are very well positioned within their local markets.

We believe that the principal competitive factors affecting the content delivery market include such attributes as:

•	Performance, as measured by file delivery time, end-user media consumption rates and quality of the end-user experience;

•	Scalability; both in terms of average capacity and special event capacity;

•	Proprietary software designed to efficiently locate and deliver web content;

•	Ease of implementation;

•	Flexibility in designing delivery systems for unique content types and mixes;

•	Reliability; and

•	Cost efficiency.

While a few of our current competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do, we believe that we compete favorably on the basis of these factors discussed above, taken as a whole. In particular, we believe that our core focus on solving the unique challenges associated with the delivery of large media files has allowed our service offerings to strongly compete in the areas of performance and scalability, which are two of the most critical elements involved in the delivery of content over the Internet.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of the software, hardware and network architecture of our content delivery network system. As of December 31, 2009, we had 40 employees in our research and development group, substantially all of whom were located at our headquarters in Tempe, Arizona. Our engineering efforts support product development across all major types of rich media or “large objects” such as video, music, games, software and social media as well as “small objects” that make up many of the components of a typical website such as html, jpeg and, java script. We test our system to ensure scalability in times of peak media demand. We use internally-developed and third-party software to monitor and to track the performance of our network in the major Internet consumer markets around the world where we provide services for our customers. Our research and development expenses were approximately $7.9 million in 2009, $7.4 million in 2008 and $5.5 million in 2007, including stock-based compensation expense of approximately $2.5 million in 2009, $2.4 million in 2008 and $2.8 million in 2007. We believe that the investments that we have made in research and development have been effectively utilized. In the future, we anticipate that our research and development expenditures will increase in absolute dollars and increase as a percentage of our revenue.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations and contractual protections.

As of December 31, 2009, we have received 2 patents in the United State and we have 29 patent applications pending. We have 10 pending applications in foreign countries and 4 patent applications filed under the Patent Cooperation Treaty awaiting possible entry into the regional or national phase. We have 1 application accepted for issue in Australia. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.

We have received 7 trademarks in the United States. Our name, Limelight Networks, has been filed for multiple classes in the United States, Australia, Canada, the European Union, India, Japan, South Korea and Singapore. We have 12 pending trademark applications in foreign countries, and 9 non United States trademarks registered. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.

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

As described under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K, we are currently party to two separate lawsuits alleging aspects of our CDN infringe upon third party patent rights. In one matter, Akamai Technologies, Inc. v. Limelight Networks, Inc., a jury returned a verdict in February 2008 against us finding we infringed four claims of one patent at issue in that lawsuit, and awarded damages of approximately $45.5 million plus pre-judgment interest estimated to be $2.6 million. An additional provision of approximately $17.5 million for potential additional infringement damages and interest was recorded during the year ended December 31, 2008. In November 2008, a bench trial was conducted regarding our equitable defenses. We filed a renewed motion for judgment as a matter of law, and on May 27, 2009, the court entered judgment as a matter of law that we did not infringe Akamai’s patent. Akamai appealed that judgment, and review by the Court of Appeals for the Federal Circuit is pending. That court could overturn the district court’s judgment and reinstate the jury verdict. It could also remand the case back to the district court for further consideration. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position if the case is remanded. In December 2007, Level 3 Communications, LLC (Level 3) filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging we infringe three patents owned by it. On January 23, 2009, in Federal Court for the Eastern District of Virginia, a jury returned a verdict finding that we did not infringe on patents held by Level 3. Level 3 appealed that decision and review by the Court of Appeals for the Federal Circuit is pending. That court could overturn the jury verdict and remand the case back to the district court for further consideration. We do not believe we infringe Level 3’s patents and will continue to vigorously defend our position if the case is remanded. Please refer to the “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K for more detailed information about these two lawsuits.

As we gain greater visibility and market exposure as a public company, we are likely to face an increased risk of being the subject of intellectual property infringement claims from other third parties.

Employees

As of December 31, 2009, we had 328 employees. Of these employees, 297 are based in the United States, 18 are based in Europe and 13 are based in Asia Pacific. In addition, we have 1 sales and marketing consultant based in Singapore. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting and retaining qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages and positions as of March 1, 2010 are as follows:

Name	Age	Position
Jeffrey W. Lunsford	44	President, Chief Executive Officer and Chairman
Nathan F. Raciborski	42	Co-Founder, Chief Technical Officer and Director
Michael M. Gordon	53	Co-Founder and Chief Strategy Officer
Douglas S. Lindroth	43	Senior Vice President, Chief Financial Officer and Treasurer
David M. Hatfield	41	Senior Vice President of Worldwide Sales, Marketing and Services
Philip C. Maynard	55	Senior Vice President, Chief Legal Officer and Secretary

Jeffrey W. Lunsford has served as our President, Chief Executive Officer and Chairman since November 2006. Prior to joining us, Mr. Lunsford served as Chairman and Chief Executive Officer of WebSideStory, Inc., a provider of real-time data analytics and visualization applications, from April 2003 to November 2006. WebSideStory acquired and assumed the name of Visual Sciences, Inc. in 2006 and was acquired by Omniture, Inc. in 2007. Prior to that, he served as the Chief Executive Officer of TogetherSoft Corporation, a software development company, from September 2002 to February 2003, and as the Senior Vice President of Corporate Development of S1 Corporation, a provider of customer interaction software for financial and payment services, from March 1996 to August 2002. He also currently serves on the board of directors of Engine Yard, Inc. Mr. Lunsford received a B.S. in Information and Computer Sciences from the Georgia Institute of Technology.

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

Michael M. Gordon, one of our Co-Founders in June 2001, has served as our Chief Strategy Officer since January 2005. Prior to joining us in a full-time capacity, Mr. Gordon served as a Consulting Expert to Keller Rohrback PLC, a law firm, from January 2003 through April 2004. Prior to that, he served as Co-founder and Chief Executive Officer of Axient Communications, Inc. from January 1999 through October 2002. Mr. Gordon currently serves on the Board of Trustees of the Museum of the Moving Image and on the Board of Directors of Image Space Media, Inc. Mr. Gordon received a B.S. in Finance from Ohio State University.

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

Philip C. Maynard has served as our Senior Vice President, Chief Legal Officer and Secretary since October 2007. From August 2004 to October 2006, Mr. Maynard served as Senior Vice President, Chief Legal Officer and Secretary of FileNet Corporation, a provider of data and content management software for managing and sharing information across corporate networks and the Internet, and as Associate General Counsel for IBM Corporation from October 2006 to October 2007, following IBM’s acquisition of FileNet. From March 2004 to August 2004, Mr. Maynard served as Executive Vice President and Chief Legal Officer of SRS Labs, Inc., a leading provider of audio enhancement and integrated circuit solutions. From 2003 to 2004, Mr. Maynard was of counsel with the law firm of Stradling Yocca Carlson & Rauth in Newport Beach, California. From 2000 to 2002, Mr. Maynard served as Vice President & Division General Counsel for Invensys Software Systems, a division of Invensys, PLC, a UK-based engineering firm. From 1997 to 2000, Mr. Maynard was General Counsel for Wonderware Corporation, a leading developer of industrial automation software solutions, which was acquired by Invensys. Mr. Maynard received his J.D. (magna cum laude) from Loyola Law School in Los Angeles, California.

On December 21, 2009, we entered into a merger agreement to acquire EyeWonder, Inc. (EyeWonder). In connection with, and effective upon the closing of, the proposed acquisition of EyeWonder, John J. Vincent, the Chief Executive Officer and Chairman of EyeWonder, has entered into an employment agreement with us to serve as Chief Executive Officer of the surviving entity. After the completion of the proposed acquisition, EyeWonder would be a wholly owned subsidiary of us, and all of EyeWonder’s subsidiaries would be indirect wholly owned subsidiaries of us. In addition to Mr. Vincent’s employment agreement with us, the merger agreement provides that we will take all action necessary, such that, as of the completion of the proposed acquisition, Mr. Vincent will be appointed to our board of directors. The following sets forth information regarding Mr. Vincent.

John J. Vincent is a co-founder of EyeWonder and has served as a director of EyeWonder since December 1999. He served as EyeWonder’s Chief Executive Officer from December 1999 through October 2004, and has served as its Chief Executive Officer since March 2006. Before founding EyeWonder, he served as Executive Officer and Director of Sales for Magellan Marketing, Inc., a privately held, national outdoor media company. Mr. Vincent founded Telluride Real Estate Corporation in September 1997, a real estate holding company specializing in long-term holdings of single- and multi-family residential dwellings. Mr. Vincent founded Captive Concepts, Inc., an arena advertising and place-based media company, in July 1995. While with Captive Concepts, he led the development of the business through capital investments, business plan development, client solicitation and staff development. Mr. Vincent graduated from Vanderbilt University with a B.A. in Psychology and concentrations in Economics and Pre-Medicine. Mr. Vincent was 38 years of age as of March 1, 2010.

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

Risks Related to Our Business

We are a party to several lawsuits, and an adverse outcome in any or all of those lawsuits is possible, which could have a significant, adverse effect on our financial condition and operations. If an injunction were entered against us it could force us to cease providing our CDN services.

We are a defendant in three significant lawsuits, (see discussion in “Legal Proceedings” in Part I, Item 3 of this annual report on Form 10-K). In each case we currently have favorable rulings, but we cannot provide any assurance that these favorable rulings won’t be overturned or reversed on appeal, or that the ultimate outcome of any of these lawsuits won’t be materially adverse to us. The expenses of defending these lawsuits and other lawsuits to which we may become a party, particularly fees paid to our lawyers and expert consultants, have been and will continue to be significant and will continue to adversely affect our operating results during the pendency of the lawsuits. This litigation will also continue to be a distraction to our management in operating our business. We expect that our litigation expenses will continue to be significant on a quarterly basis for the foreseeable future.

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

The court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we do not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the provision for litigation relating to this matter as we no longer believe that payment of any amounts represented by the litigation provision is probable. Although the court has entered judgment in our favor and we believe the ruling of the court is correct, Akamai has appealed the judgment and we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

In January 2009, in a patent infringement lawsuit filed against us by Level 3 Communications LLC, or Level 3, a jury returned a verdict finding that we did not infringe any of the claims of the patents at issue in that case. The court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered judgment in our favor. Level 3 has appealed the judgment. Although we believe the jury verdict and the judgment in this matter are correct, we cannot provide any assurance at this time that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in United States District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008, plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. We do have in place directors and officers liability insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance, and we are seeking court approval to finalize the settlement. Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaint, there can be no assurance at this time that the settlement will be approved by the court, or otherwise completed. If we receive an adverse ruling with respect to the approval of the settlement in this case and we subsequently receive an adverse judgment which exceeds the amount of our directors and officers liability insurance coverage or that insurance is not available to satisfy the judgment, such a ruling could harm our liquidity and overall financial position.

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

Our future operating results depend to a large extent on our ability to manage expansion and growth successfully. Risks that we face in undertaking this expansion include: training new sales personnel to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our content delivery network, or CDN, and administrative infrastructure, systems and processes; addressing new markets; and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP, (E&Y), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. We successfully completed our assessment and obtained E&Y’s attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2009 and 2008, respectively. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and use an international accounting firm to assist us with our assessment of the effectiveness of our internal controls over financial reporting. In future years, if we fail to timely complete this assessment, or if E&Y cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Stock Market’s Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

We may lose customers if they elect to develop content delivery solutions internally.

Our customers and potential customers may decide to develop their own content delivery solutions rather than outsource these solutions to CDN services providers like us. This is particularly true as our customers increase their operations and begin expending greater resources on delivering their content using third party solutions. If we fail to offer CDN services that are competitive to in-sourced solutions, we may lose additional customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.

We may lose customers if they are unable to build business models that effectively monetize delivery of their content.

Some of our customers will not be successful in selling advertising or otherwise monetizing the content we deliver on their behalf and consequently may not be successful in creating a profitable business model. This will result in some of our customers discontinuing their Internet or web-based business operations and discontinuing use of our services and products. Further, weakness and related uncertainty in the global financial markets and economy — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that the worldwide economy may be in a prolonged recessionary period — may materially adversely impact our customers’ access to capital or willingness to spend capital on our services or in some cases, ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws or simply go out of business. This uncertainty may also impact our customers’ levels of cash liquidity, which could affect their ability or willingness to timely pay for services that they will order or have already ordered from us. From time to time we discontinue service to customers for non-payment of services. We expect further customers may discontinue operations or not be willing or able to pay for services that they have ordered from us. Further loss of customers may adversely affect our financial results.

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

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2006, 2007 and 2008 we invested $40.6 million, $22.3 million and $17.4 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN. For the year ended December 31, 2009, we invested $20.4 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

During 2010, as we further expand our CDN and begin to refresh our network equipment, we expect our capital expenditures to be approximately 15% to 17% of total revenue. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

•	failure to increase sales of our core services;

•

increases in electricity, bandwidth and rack space costs or other operating expenses, and failure to achieve decreases in these costs and expenses relative to decreases in the prices we can charge for our services and products;

•	inability to maintain our prices relative to our costs;

•	failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than our increase in new customers or our sales to existing customers;

•	failure to increase sales of our services to current customers as a result of their ability to reduce their monthly usage of our services to their minimum monthly contractual commitment;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high quality customers to purchase and implement our current and planned services.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 36% of our total revenue. During 2008 and 2007, sales to our top 10 customers, in terms of revenue, accounted for approximately 38% and 45%, respectively of our total revenue. During 2009, 2008 and 2007 one of these top 10 customers, Microsoft, represented approximately 14%, 18% and 12%, respectively of our total revenue for that period. Microsoft, and other large customers, may not continue to be as significant going forward as they have been in the past. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

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

Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007 and 2008 partially due to an increase in our share-based compensation expense which increased from $0.1 million in 2005 to $9.2 million in 2006, to $18.9 million in 2007 to $18.1 million in 2008, and to $17.5 million in 2009. This increase in share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock units (RSUs) grants. Our unrecognized share-based compensation expense totaled $26.1 million at December 31, 2009, of which we expect to amortize $14.2 million during 2010, $8.2 million in 2011 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. We further expect our share-based compensation expense to decrease in 2010 from 2008 and 2009 levels, and potentially to increase thereafter as we grant additional options or restricted stock awards including options and restricted stock units to be granted to EyeWonder continuing employees in connection with the merger. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. In December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million and $20.8 million, respectively, in 2006, 2007 and 2008, respectively. For the year ended December 31, 2009, we incurred $5.4 million in litigation costs. We expect these costs will continue to be significant during 2010.

We generate our revenue almost entirely from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.

While we offer our customers a number of services associated with our CDN, we generated the majority of our revenue in 2007, 2008 and 2009, from charging our customers for the content delivered on their behalf through our CDN. As we do not currently have other meaningful sources of revenue, we are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.

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

Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in approximately 75 third party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.

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

Our operations are dependent in part upon communications capacity provided by third party telecommunications providers. A material disruption of the communications capacity we have leased could harm our results of operations, reputation and customer relations.

We lease private line capacity for our backbone from a third party provider, Global Crossing Ltd. Our contracts for private line capacity with Global Crossing generally have terms of three to four years. In January and September 2009, we amended our agreement with Global Crossing to enhance the private line capacity for our backbone. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party provider. As it would be time consuming and expensive to identify and obtain alternative third party connectivity, we are dependent on Global Crossing in the near term. Financial failure of Global Crossing could jeopardize utilization of the service fees pre-paid by us under our agreement with Global Crossing. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity on terms commercially acceptable to us or at all, our business and financial results would suffer. We may not be able to deploy on a timely basis enough network capacity to meet the needs of our customer base or effectively manage demand for our services.

Our business depends on continued and unimpeded access to third party controlled end-user access networks.

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

In addition, the performance of our infrastructure depends in part on the direct connection of our CDN to a large number of end-user access networks, known as peering, which we achieve through mutually beneficial cooperation with these networks. If, in the future, a significant percentage of these network operators elected to no longer peer with our CDN, the performance of our infrastructure could be diminished and our business could suffer.

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

We may seek to acquire businesses or technologies that are complementary to our business. For example, in May 2009 we acquired substantially all of the assets of Kiptronic Inc., a developer of mobility and monetization solutions for content publishers, in December 2009 we announced the pending acquisition of EyeWonder, Inc., a provider of interactive digital advertising products and services to advertisers, and in January 2010 we signed a stock purchase agreement in connection with the purchase of a small software company located in Germany. Acquisitions involve a number of risks to our business, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate operations or personnel in an efficient and timely manner could harm our results of operations. We have little prior experience as a company in this complex process of acquiring and integrating businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions will require the use of our available cash or dilutive issuances of securities. Future acquisitions or attempted acquisitions could also harm our ability to achieve profitability. We may also experience significant turnover from the acquired operations or from our current operations as we integrate businesses.

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

Several other federal laws also could expose us to liability and impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for the delivery of customer content that infringe copyrights or other rights, so long as we comply with the statutory requirements of the Act. In addition, the Children’s Online Privacy Protection Act restricts the ability of online services to collect information from minors and the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Compliance with these laws and regulations is complex and any failure on our part to comply with these regulations may subject us to additional liabilities.

If we are required to seek additional funding, such funding may not be available on acceptable terms or at all.

We may need to obtain additional funding due to a number of factors beyond our control, including a shortfall in revenue, increased expenses, final adverse judgments in litigation matters, increased investment in capital equipment or the acquisition of significant businesses or technologies. We believe that our cash, plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 12 months. For example, we will use approximately $62 million in connection with the EyeWonder acquisition, which represents approximately 40% of our cash, cash equivalents and marketable securities classified as current as of December 31, 2009. We believe that our cash, cash equivalents and marketable securities classified as current plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 12 months. However, we may need funding before such time. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 121 at December 31, 2007, to 140 at December 31, 2009. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires, including EyeWonder personnel may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

Risks Relating to the Acquisition of EyeWonder

The number of shares of our common stock that EyeWonder securityholders will receive in the merger is not determined by the market price of our common stock. Declines in the market price of our common stock will reduce the value received by EyeWonder securityholders in the merger. Increases in the market price of our common stock will increase the value paid by us in consideration of the merger.

On December 21, 2009, we entered into a merger agreement to acquire EyeWonder. Under the terms of the merger agreement, there is no mechanism to adjust the number of shares of our common stock that will be issued in exchange for shares of EyeWonder capital stock based on changes in the market price of our common stock. As a result, there will be no adjustment for changes in the market price of our common stock. The dollar value of our common stock received by EyeWonder securityholders upon completion of the merger will depend on the market value of our common stock at the time of completion of the merger. The price of our common stock has been volatile in the past and will likely continue to fluctuate in the future. A decline in the market price of our common stock will result in a decline in the value received by EyeWonder securityholders. An increase in the market price of our common stock will result in an increase in the value paid by us in consideration of the merger.

The market price of our common stock may decline as a result of the merger.

The market price of our common stock may decline as a result of the merger for a number of reasons, including:

•	the integration of EyeWonder by us may be unsuccessful;

•	there may be sales of substantial amounts of our common stock after the merger;

•	we may not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts; or

•	the effect of the merger on our financial results may not be consistent with the expectations of financial or industry analysts.

These factors are, to some extent, beyond our control. In addition, there will be a time period between the effective time of the merger and the time when EyeWonder securityholders actually receive book entry shares evidencing our common stock. Until book-entry shares are received, EyeWonder securityholders will not be able to sell their shares of our common stock in the open market and, thus, will not be able to avoid losses resulting from any decline in the market price of our common stock during this period. In addition, certain principal securityholders of EyeWonder have entered into a restriction agreement with us and may only dispose of their shares of our common stock acquired in the merger in accordance with the terms of the restriction agreement. Generally, the restrictions lapse ratably over a twelve month period after the closing of the merger, subject to certain exceptions.

There may be sales of substantial amounts of our common stock after the merger, which could cause our stock price to fall.

A substantially large number of shares of our common stock may be sold into the public market within a short period of time following the closing of the merger, primarily due to the substantial number of shares that will be available for resale by certain former stockholders of EyeWonder who are not parties to restriction agreements that restrict the timing of the resale of these shares. As a result, our stock price could fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

The failure to operate and manage the combined company effectively could have a material adverse effect on our business, financial condition and operating results.

We will need to meet significant challenges to realize the expected benefits and synergies of the merger. These challenges include:

•	integrating the management teams, strategies, cultures, technologies and operations of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing EyeWonder customers; and

•	retaining uniform standards, controls, procedures, policies and information systems.

The accomplishment of these post-merger objectives will involve considerable risk, including:

•	the potential disruption of each company’s ongoing business and distraction of their respective management teams;

•	the possibility that our business culture and the business culture of EyeWonder will not be compatible;

•	the difficulty of incorporating acquired technology and rights into our operations;

•	unanticipated expenses related to the integration;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the merger; and

•	managing the risks related to EyeWonder’s business that may continue to impact the business following the merger.

We and EyeWonder have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of the technical skills and management expertise of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and services. A failure to integrate the two organizations successfully could adversely affect our ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits of the merger.

Even if we are able to integrate the EyeWonder business operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration, and these benefits may not be achieved within a reasonable period of time.

We expect to incur costs integrating the companies into a single business, and if such integration is not successful we may not realize the expected benefits of the merger.

We expect to incur significant costs integrating our and EyeWonder’s operations, products and personnel. These costs may include costs for:

•	employee redeployment, relocation or severance;

•	conversion of information systems;

•	combining or coordinating research and development teams and processes;

•	combination or closures of facilities; and

•	amortization of intangibles.

In addition, we expect to incur significant transaction costs in connection with the merger. We do not know whether we will be successful in these integration efforts or in consummating the merger and cannot assure you that we will realize the expected benefits of the merger.

Failure to retain key employees would diminish the anticipated benefits of the merger.

The success of the merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future role with EyeWonder and us until strategies with regard to these employees are announced or executed. Additionally, there is intense competition for qualified technical personnel in each company’s industry. If we are unable to retain personnel, including EyeWonder’s key management, technical and sales personnel who are critical to the successful integration and future operations of the companies, EyeWonder and we could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel would diminish the anticipated benefits of the merger. We cannot provide assurance that we and EyeWonder will be able to attract, retain and integrate employees following the merger.

Uncertainty regarding the merger may cause customers, suppliers or strategic partners to delay or defer decisions concerning us and EyeWonder and adversely affect each company’s ability to attract and retain key employees, which would adversely affect the future business and operations of us and EyeWonder.

The merger will happen only if stated conditions are met, including the approval of the issuance of our common stock by our stockholders and approval of the merger proposal by EyeWonder’s stockholders, the receipt of regulatory approvals, and the absence of any material adverse effect in the business of EyeWonder. Many of the conditions are outside the control of us and EyeWonder, and both parties also have stated rights to terminate the merger agreement. Accordingly, there may be uncertainty regarding the completion of the merger. This uncertainty may cause customers, suppliers or strategic partners to delay or defer decisions concerning us or

EyeWonder, which could negatively affect our business and EyeWonder’s business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on the respective businesses of us and EyeWonder, regardless of whether the merger is ultimately completed. Customers may also seek to modify or terminate existing agreements. In addition, by increasing the breadth of our and EyeWonder’s business, the merger may make it more difficult for the combined company to enter into and maintain relationships, including customer relationships, with suppliers or strategic partners, some of whom may view the combined company as a more direct competitor than either us or EyeWonder as an independent company. Moreover, diversion of management focus and resources from the day-to-day operation of the business to matters relating to the merger could have a material adverse effect on each company’s business and operations, regardless of whether the merger is completed. Current and prospective employees of each company may experience uncertainty about their future roles with the combined company. This may adversely affect each company’s ability to attract and retain key management, sales, marketing and technical personnel.

The market price of our common stock after the merger may be affected by factors different from those affecting the shares of EyeWonder or us currently.

The businesses of us and EyeWonder differ in important respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of us and EyeWonder.

The merger may go forward in certain circumstances even if EyeWonder suffers a material adverse effect, which could cause the market price of our common stock to decline.

In general, we can refuse to complete the merger if a “material adverse effect”, as defined in the merger agreement, occurs with regard to EyeWonder before the closing. However, we may not refuse to complete the merger on that basis as a result of any fact, circumstance, change or effect resulting from:

•

general economic, financial or political conditions in the United States or any other jurisdiction in which EyeWonder or any of its subsidiaries has substantial business or operations, and any changes therein (including any changes arising out of acts of terrorism, war, weather conditions or other force majeure events) to the extent they do not have a material and substantially disproportionate impact on EyeWonder and its subsidiaries, taken as a whole, relative to other interactive digital advertising companies of comparable size;

•

general conditions in the industries in which EyeWonder or any of its subsidiaries conduct business, and any changes therein (including any changes arising out of acts of terrorism, war, weather conditions or natural disasters) to the extent that they do not have a material and substantially disproportionate impact on EyeWonder and its subsidiaries, taken as a whole, relative to other interactive digital advertising companies of comparable size;

•	changes in United States generally accepted accounting principles, or GAAP, or any interpretations of GAAP;

•	the announcement or pendency of the merger agreement and the transactions contemplated thereby; or

•	the failure, of EyeWonder, in and of itself, to meet internal projections, forecasts or budgets of revenues, earnings or other financial metrics.

If adverse changes occur but we and EyeWonder must still complete the merger, our stock price may suffer. This in turn may reduce the value of the merger to EyeWonder securityholders.

If we fail to maintain proper and effective internal controls or fail to implement our controls and procedures at EyeWonder and its subsidiaries after the merger, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ confidence in us.

We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. This obligation will become more difficult as a result of the acquisition of EyeWonder. We are required to spend considerable effort on establishing and maintaining our internal controls, which is costly and time-consuming and needs to be reevaluated frequently. We have very limited experience in designing and testing our internal controls. For example, during the third quarter of 2007, we discovered material weaknesses in our system of internal controls over our revenue recognition and stock-based compensation processes that required us to restate our previously reported consolidated financial statements for the three-and nine-months ended September 30, 2006, the three-months and year ended December 31, 2006, the three-months ended March 31, 2007, and the three and six months ended June 30, 2007.

We have only operated as a public company since June 2007 and we will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market’s Global Market. These rules impose various requirements on public companies, including requiring changes in corporate governance practices, increased reporting of compensation arrangements and other requirements. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, applying rules and regulations to the combined companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm is required to report on whether we believe we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. We successfully completed our assessment and obtained our auditors’ attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2009. EyeWonder has not been required to establish or test internal controls required for public companies and its auditors have not reviewed its internal controls or procedures. Our continued compliance with Section 404 will require that it incur substantial expense and expends significant management time on compliance related issues, including our efforts in implementing controls and procedures for EyeWonder and its subsidiaries. We currently do not have an internal audit group and use an international accounting firm to assist us with our assessment of the effectiveness of our internal controls over financial reporting. In future years, if we fail to timely complete this assessment, or if our auditors cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Stock Market’s Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet its regulatory reporting obligations.

The merger is subject to the receipt of consents and approvals from regulatory authorities that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the merger.

Before the merger may be completed, various approvals or consents must be obtained from various regulatory and other authorities. This includes filing all required notices to governmental authorities, including the required filings with the U.S. Department of Justice, or the DOJ, and the Federal Trade Commission, or the FTC, pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, referred to herein as the HSR Act. We and EyeWonder filed the applications to obtain the applicable regulatory approvals on January 25, 2010. On January 29, 2010, the Premerger Notification Office of the FTC informed the parties that early termination of the statutory waiting period had been granted.

However, either the DOJ or FTC could open an investigation of the merger and could also challenge or seek to block the merger under the antitrust laws, as it deems necessary or desirable in the public interest, even after the statutory waiting period has been early terminated, and even after completion of the merger. State attorneys general in the various states in which we and EyeWonder operate may also open an investigation of the merger. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after completion of the merger. We cannot be sure that a challenge to the merger will not be made or that, if a challenge is made, we and EyeWonder will prevail.

Failure to complete the merger could negatively affect both our and EyeWonder’s future business and operations.

If the merger is not completed for any reason, we and EyeWonder may each be subject to a number of material risks. If the merger agreement is terminated, we and EyeWonder may each be unable to pursue another business combination transaction on terms as favorable as those set forth in the merger agreement, or at all. This could limit both ours and EyeWonder’s ability to pursue our and EyeWonder’s strategic goals. Costs related to the merger, such as financial advisory, legal, accounting and printing fees, must be paid even if the merger is not completed. In addition, EyeWonder may be required under certain circumstances to pay us, and we may be required under certain circumstances to pay EyeWonder, a termination fee of $3.5 million.

A shift or decline in the demand for interactive digital advertising products and services could substantially reduce the anticipated benefits of the merger.

We expect that customers will continue to purchase interactive digital advertising products and services and that the acquisition of EyeWonder will result in new market opportunities. However, if customer demand in the digital advertising market decreases or is less than expected, or if customer preferences shift to new or different products or services, then we may not realize all of the anticipated benefits of the merger.

Failure to achieve cost synergies could harm our business and operating results.

We anticipate that the merger will result in cost synergies associated with combining facilities, IT infrastructure, and certain functions such as finance, human resources and administrative services. However, differences between the two companies’ operations could cause unforeseen delays in the integration process, result in lower savings than originally anticipated, or both, which could adversely affect our business and operating results.

The combined company will face uncertainties related to the effectiveness of internal controls.

There can be no assurance that the combined company or its independent registered public accounting firm will not identify a material weakness in the combined company’s internal controls in the future. A material weakness in internal controls over financial reporting would require management and the combined company’s independent public accounting firm to evaluate its internal controls as ineffective. If internal controls over financial reporting are not considered adequate, the combined company may experience a loss of public confidence, which could have an adverse effect on its business and stock price.

We and EyeWonder may waive one or more of the conditions of the merger without re-soliciting stockholder approval for the merger.

Each of the conditions to our and EyeWonder’s obligations to complete the merger may be waived, in whole or in part, to the extent permitted by applicable law, by agreement of us and EyeWonder, if the condition is a condition to both our and EyeWonder’s obligation to complete the merger, or by the party for which such condition is a condition of its obligation to complete the merger. Our board of directors and EyeWonder’s board of directors may evaluate the materiality of any such waiver to determine whether amendment of the proxy statement/prospectus and re-solicitation of proxies are necessary. We and EyeWonder, however, generally do not expect any such waiver to be significant enough to require re-solicitation of stockholders. In the event that any such waiver is not determined to be significant enough to require re-solicitation of stockholders, the companies will have the discretion to complete the merger without seeking further stockholder approval. Additionally, following approval of the merger proposal by EyeWonder’s stockholders, any amendment that would require approval of EyeWonder’s stockholders may be made upon the approval of the stockholder representative which approval will be binding on EyeWonder’s stockholders.

Risks Related to Ownership of Our Common Stock

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

Our Company has only been in existence since 2001. A significant amount of our growth, in terms of employees, operations and revenue, has occurred. For example, our revenue has grown from $5.0 million in 2003 to $65.2 million in 2006 to $131.7 million in 2009. As a consequence, we have a limited operating history which makes it difficult to evaluate our business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this report on Form 10-K. If we do not address these risks successfully, our business will be harmed.

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

As of December 31, 2009, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 52% of our outstanding common stock, including approximately 36% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. Immediately after giving effect to the acquisition of EyeWonder and based on the shares outstanding as of December 31, 2009, these directors and executive officers will own 45% of our outstanding stock and investment entities affiliated with Goldman, Sachs & Co. will own 31%. Even after the acquisition, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our headquarters are located in three buildings with approximately 7,529, 13,341 and 10,696 square feet respectively, of leased office space in Tempe, Arizona. We also lease approximately 8,224 square feet of space for a data center in Phoenix, Arizona. We lease offices in several other locations in the United States, including in or near each of San Francisco and San Diego, California, Washington DC and New York, New York. We also lease offices in Europe and Asia in or near the following cities: London, England, Paris, France and Tokyo, Japan. We believe that we will need additional space within the next 12 to 18 months in Tempe, Arizona and we have ample options in the Tempe area to expand our facilities space.

Item 3.	Legal Proceedings

We are involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006 in the United States District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in United States Patent No. 6,108,703 (the ‘703 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ‘703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008 we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest. On July 1, 2008, the court denied our Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and denied its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us. Akamai filed a notice of appeal of the court’s decision on May 26, 2009 and filed its appeal brief on September 15, 2009, we filed our reply brief on December 9, 2009 and each party has filed further appeal briefs. A date has not been set by the appeals court for a hearing. We cannot assure you that this lawsuit ultimately will be resolved in our favor.

We expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business.

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in United States District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and that the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008, plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. We believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and we intend to continue to contest the lawsuit vigorously. We do have in place directors and officers liability insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance, and we are seeking court approval to finalize the settlement. We are not able at this time to estimate the range of a potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

In December 2007, Level 3 Communications, LLC (Level 3) filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in January 2009, and on January 23, 2009 the jury returned a verdict favorable to us finding that we did not infringe the Level 3 patents. We believe the jury verdict finding Limelight does not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for judgment as a matter of law or alternatively for a new trial, and entered a judgment in our favor. Level 3 filed a notice of appeal on July 21, 2009 and filed its appeal brief on October 5, 2009. We filed our reply brief on January 19, 2010. A date has not been set by the appeals court for a hearing. We intend to continue to vigorously defend the action. There can be no assurance at this time that the lawsuit ultimately will be resolved in our favor. In light of the favorable jury verdict, we are not able at this time to estimate the range of potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

From time to time, we also may become involved in legal proceedings arising in the ordinary course of our business.

Item 4.	Reserved

This item is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, trades on The Nasdaq Global Market under the symbol “LLNW”.

The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The Nasdaq Global Market:

	High	Low
2008:
First Quarter	$8.50	$3.21
Second Quarter	$4.20	$2.62
Third Quarter	$4.51	$2.46
Fourth Quarter	$3.34	$1.75

2009:
First Quarter	$3.72	$2.05
Second Quarter	$5.78	$3.21
Third Quarter	$4.90	$3.17
Fourth Quarter	$4.05	$3.22

Holders

As of March 10, 2010, there were 57 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. We did not repurchase any equity securities in 2009.

Use of Proceeds from Initial Public Offering of Common Stock

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

In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for acquisitions of companies complementary to our core CDN business, capital expenditures, working capital and other general corporate purposes. For the year ended December 31, 2009, we made capital expenditures of $21.7 million and expect aggregate capital expenditures of approximately 15% to 17% of total revenue in 2010. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. On December 21, 2009 we announced our pending acquisition of EyeWonder, Inc. for which we will use approximately $62.0 million in cash to fund approximate 48% of the purchase price and on January 26, 2010 we signed a stock purchase agreement in connection with the purchase of a small software company located in Germany for which we will use approximately $2.5 million in cash. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation a portion of the net proceeds may be used to satisfy a final damages judgment, if any.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between June 8, 2007 (the date our common stock began trading on Nasdaq) and December 31, 2009, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on June 8, 2007 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on June 8, 2007 was the closing sales price of $22.18 per share.

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

	Limelight Networks, Inc.
	Year Ended December 31,
	2009	2008	2007	2006	2005
	In thousands, except per share amounts
Consolidated Statement of Operations Data:
Revenue	$131,663	$129,530	$103,111	$65,243	$21,303
Cost of revenue:
Cost of services (1)	61,572	58,186	44,802	25,662	9,037
Depreciation — network	24,051	25,675	20,739	10,316	2,851

Total cost of revenue	85,623	83,861	65,541	35,978	11,888

Gross margin	46,040	45,669	37,570	29,265	9,415
Operating expenses:
General and administrative (1)	34,128	52,440	31,827	18,388	4,107
Sales and marketing (1)	32,587	34,916	25,462	6,841	3,078
Research and development (1)	7,937	7,365	5,504	3,151	462
Depreciation and amortization	2,351	1,356	857	226	100
Provision for litigation (3)	(65,645)	17,515	48,130	—	—

Total operating expenses	11,358	113,592	111,780	28,606	7,747

Operating income (loss)	34,682	(67,923)	(74,210)	659	1,668
Other income (expense):
Interest expense	(39)	(55)	(1,418)	(1,828)	(955)
Interest income	1,345	5,098	5,153	208	—
Other income (expense)	(14)	(171)	(144)	175	(16)

Total other income (expense)	1,292	4,872	3,591	(1,445)	(971)

Income (loss) before income taxes	35,974	(63,051)	(70,619)	(786)	697
Income tax expense (2)	1,084	16	2,401	2,591	300

Net income (loss)	$34,890	$(63,067)	$(73,020)	$(3,377)	$397

Net income (loss) allocable to common stockholders	$34,890	$(63,067)	$(73,020)	$(3,377)	$240

Net income (loss) per common share:
Net income (loss) per common share — basic	$0.41	$(0.76)	$(1.26)	$(0.13)	$0.01

Net income (loss) per common share — diluted	$0.40	$(0.76)	$(1.26)	$(0.13)	$0.01

Weighted average shares used in calculating net income (loss) per common share-basic	84,202	82,932	57,982	25,059	34,737

Weighted average shares used in calculating net income (loss) per common share-diluted	87,972	82,932	57,982	25,059	40,526

(1)	Includes share-based compensation as follows:

	Limelight Networks, Inc.
	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Cost of revenue	$2,414	$2,243	$1,489	$459	$—
General and administrative	7,556	8,060	10,653	6,794	94
Sales and marketing	4,970	5,400	3,948	334	—
Research and development	2,523	2,355	2,820	1,661	—

Total	$17,463	$18,058	$18,910	$9,248	$94

(2)	In 2009, 2008, 2007 and 2006, approximately $3.2 million, $2.0 million, $10.5 million and $7.6 million, respectively, in stock-based compensation expense was not deductible for tax purposes by us. In 2006, this resulted in us incurring income tax expense despite our having generated a loss before income taxes in that period. We expect to continue to incur non-deductible stock-based compensation expense in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation — Income Tax Expense.”

(3)	In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million. During 2008, we recorded an additional potential damage liability relating to this infringement of $15.5 million, plus additional interest of $2.0 million. The total provision for litigation at December 31, 2008 was $65.6 million. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us. Akamai filed a notice of appeal of the court’s decision on May 26, 2009 and filed its appeal brief on September 15, 2009, we filed our reply brief on December 9, 2009 and each party has filed further appeal briefs. A date has not been set by the appeals court for a hearing. We cannot assure you that this lawsuit ultimately will be resolved in our favor.

	Limelight Networks, Inc.
	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$154,379	$174,643	$197,097	$7,611	$1,536
Non-current marketable securities	12	13	87	285	355
Working capital (deficit)	159,530	116,608	154,501	14,596	(1,827)
Property and equipment, net	35,524	40,185	46,968	41,784	11,986
Total assets	235,670	256,792	273,428	74,424	19,583
Long-term debt, less current portion	—	—	—	20,491	8,809
Convertible preferred stock	—	—	—	45	7
Total stockholders’ equity	202,800	150,131	194,037	37,039	1,823

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of December 31, 2009, we had approximately 1,370 active customers worldwide. We primarily derive revenue from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods and in some cases, other arrangements. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase.

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

On December 21, 2009 we announced the pending acquisition of EyeWonder, Inc. (EyeWonder), for approximately $62.0 million in cash in the aggregate, subject to certain adjustments described in the merger agreement, and 12,740,000 shares of our common stock. In addition, EyeWonder securityholders may receive up to an aggregate amount of 4,774,000 shares of our common stock and approximately $292,000 in cash after the closing of the merger if certain performance metrics are satisfied. EyeWonder is a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers. EyeWonder creates and executes online video and rich media advertising campaigns — “interactive digital advertising” — on behalf of advertisers. EyeWonder was a pioneer in the delivery of video ads online and continues to be a leader in industry innovation, delivering engaging brand experiences across hundreds of online publishers and digital media channels, including online, mobile and in-game, and across a variety of formats. Through its innovative technology, products and services, EyeWonder provides advertisers, advertising agencies and content publishers the ability to create, build, deliver, track and optimize interactive advertising campaigns. EyeWonder’s in-page, in-stream and mobile advertising products combine the quality and power of Adobe Flash® video and the latest creative features, as well as online tracking and reporting capabilities to enhance the impact and effectiveness of rich media advertising campaigns. EyeWonder has executed campaigns for hundreds of advertisers across a wide variety of sectors.

Founded in 1999 and headquartered in Atlanta, Georgia, EyeWonder has offices in New York, Chicago, San Francisco, Dallas, Los Angeles, the United Kingdom, Ireland, the Netherlands, Germany, Spain and Australia. EyeWonder and its subsidiaries employ a staff of 237.

On January 26, 2010 we signed a stock purchase agreement in connection with the purchase of a small software company located in Germany (the German Merger Sub). The consideration for the German Merger Sub consisted of approximately 2 million Euros of cash and stock, with up to an additional 2 million Euros dependent upon attaining financial performance milestones for the year 2010.

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

The following table sets forth our historical operating results, as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Consolidated Statement of Operations Data:
Revenue	100%	100%	100%
Cost of revenue:
Cost of services	47	45	43
Depreciation — network	18	20	20

Total cost of revenue	65	65	64

Gross margin	35	35	36
Operating expenses:
General and administrative	26	40	31
Sales and marketing	25	27	25
Research and development	6	6	5
Depreciation and amortization	2	1	1
Provision for Litigation	(50)	14	47

Total operating expenses	9	88	108

Operating income (loss)	26	(52)	(72)
Other income (expense):
Interest expense	—	—	(1)
Interest income	1	4	5
Other income (expense)	—	—	—

Total other income (expense)	1	4	4

Income (loss) before income taxes	27	(49)	(68)
Income tax expense	1	—	2

Net income (loss)	26%	(49)%	(71)%

Traffic on our network has continued to grow. This traffic growth is primarily the result of growth in the traffic delivered on behalf of existing customers, and to a lesser extent traffic delivered on behalf of new customers. Our revenue is generated primarily by charging for traffic delivered. During 2009, we continued to add new customers, but also eliminated many customers as we continued to focus on customer quality. We have seen an increase in the length of our sales cycle, but we continue to see that new and existing customers want the benefits of the specialized services that we bring to the market. We are also experiencing continued pricing pressure, particularly with our larger customers.

Historically, we have derived a small portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the years ended December 31, 2009, 2008 and 2007, respectively, revenue derived from customers outside the United States accounted for approximately 22%, 16% and 13% respectively, of our total revenue. For the year ended December 31, 2007 nearly all of our international revenue was derived from operations in Europe. For the years ended December 31, 2009 and 2008 we derived approximately 69% and 75%, respectively of our international revenue from Europe and approximately 31% and 25%, respectively of our international revenue from Asia Pacific. We expect foreign revenue as a percentage of our total revenues to increase in 2010. Our international business is managed as a single-geographic segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 36% of our total revenue. During 2008 and 2007, revenue generated from sales to our top 10 customers, in terms of revenue, accounted for approximately 38% and 45%, respectively, of our total revenue. During 2009, 2008 and 2007, respectively, one of these top 10 customers, Microsoft, represented approximately 14%, 18% and 12%, respectively of our total revenue for that period. During 2007, we entered into a multi-element arrangement with Microsoft, under the agreement, we provide consulting services related to the development of a Custom CDN solution, technology license and post-contract customer support (PCS). Revenue from this multi-element arrangement is being recognized over the term of the software agreement which at December 31, 2009, had 14-months remaining. We anticipate customer concentration levels will decrease compared to prior years. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to reseller customers was approximately 2% of our revenue for the year ended December 31, 2009, and approximately 1% for each of the years ended December 31, 2008 and 2007.

In addition to these revenue-related business trends, our cost of revenue increased in absolute dollars and remained constant as a percentage of revenue in 2009 when compared to 2008. The increase in absolute dollars is primarily the result of increased network operations personnel costs related to the increased investments to build out the capacity and operate our network off-set by lower depreciation expense on our network equipment.

Through 2008 operating expense has increased in absolute dollars each period as revenue has increased. In 2008, these increases were primarily due to increased litigation costs and legal fees associated with ongoing intellectual property litigation. For the year ended December 31, 2009, operating expenses, excluding the provision for litigation, decreased compared to the year ended December 31, 2008. This decrease was primarily due to decreased general and administrative costs (primarily litigation costs, bad debt expense and general legal fees) and decreased sales and marketing costs (primarily due to a reduction in marketing programs) off-set by increased research and development costs and non-network related depreciation.

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2007 and 2008, we made capital purchases of $26.5 million and $20.1 million, respectively. For the year ended December 31, 2009, we made capital investments of $21.7 million. We continue to see improvements in the efficiency of our network allowing us to meet traffic growth with less investment, however we expect to have ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. For 2010, we currently anticipate making aggregate capital expenditures of approximately 15% to 17% of total revenue for the year.

We have also generated revenue from certain customers that are entities related to certain of our founders. The aggregate amounts of revenue derived from these related party transactions was less than 1% for the year ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2009, we did not generate any revenue from related parties.

We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue (United States Patent No. 6,108,703 (the ‘703 patent) and rejecting our invalidity defenses. The court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us on May 22, 2009, and Akamai filed a notice of appeal on May 26, 2009 and filed its appeal brief on September 15, 2009 with the United States Court of Appeals for the Federal Circuit. We filed our reply brief on December 9, 2009 and each party has filed further appeal briefs. A date has not been set by the appeals court for a hearing. We cannot assure you that this lawsuit ultimately will be resolved in our favor. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations. We expect that these expenses will continue to be significant.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in January 2009, and on January 23, 2009 the jury returned a verdict favorable to us finding that we did not infringe the Level 3 patents. We believe the jury verdict finding that we did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered a judgment in our favor. Level 3 filed a notice of appeal on July 21, 2009 and filed its appeal brief on October 5, 2009. We filed our reply brief on January 19, 2010. A date has not been set by the appeals court for a hearing. We intend to vigorously defend the action. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations. We expect that these expenses will continue to be significant.

In August 2007, we, certain of our officers and current and former directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits filed in the United States District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserted causes of action under Sections 11, 12, and 15 of the Securities Act of

1933, as amended, on behalf of a purported class of individuals who purchased our common stock in our initial public offering and/or pursuant to our Prospectus. The complaint alleged, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the loss of revenue related to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008, the court entered judgment in favor of us. On September 5, 2008 plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February, 2009. We believe that we and the individual defendants have meritorious defenses to the plaintiffs’ claims and intend to contest the lawsuit vigorously. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance, and we are seeking court approval to finalize the settlement. At this time we do not believe that a loss is probable. Therefore, there is no provision for this lawsuit in our financial statements.

We were profitable for the year ended December 31, 2009 and unprofitable for the years ended December 31, 2007 and 2008, respectively. For the year ended December 31, 2009; the largest impact to our profitability was the reversal of our provision for litigation judgment accrual of $65.6 million regarding the patent infringement lawsuit filed by Akamai Technologies, Inc. For the year ended December 31, 2008; the largest negative impact to our profitability was litigation costs of $20.8 million, the accrual of $15.5 million, for the potential continuing damages, plus additional interest of $2.0 million, respectively from the jury verdict returned against us regarding the patent infringement lawsuit filed by Akamai Technologies, Inc., and $18.1 million in share-based compensation. The largest negative impact to 2007 profitability was the jury awarded litigation charge of $45.5 million to Akamai for lost profits, reasonable royalties and price erosion damages plus prejudgment interest of $2.6 million. In addition, in 2007 our profitability was also impacted due to in part an increase in our share-based compensation expense, which increased from $9.2 million in 2006 to $18.9 million.

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

Basis of Presentation

Revenue

We primarily derive revenue from the sale of CDN and related services to our customers. These services include delivery of digital media, including video, music, games, software and social media as well as associated services such as storage, data center, transit and consulting services. We primarily generate revenue by charging customers on a per-gigabyte basis or on a variable basis based on peak delivery rate for a fixed period of time, as our services are used. Our customer agreements relating to these recurring services generally have a term of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. However, some of our contracts with large customers operate on a month-to-month basis. Our agreements generally commit our customers to a minimum monthly or annual level of usage and provide the rate at which the customer must pay for actual usage above the monthly minimum. Our customer agreements typically renew automatically at the end of the initial term for an additional contract period unless the customer elects not to renew. Based on service usage experience, we and our customers often negotiate revised monthly minimum usage levels or other modified services or terms during a commitment period. For example, in exchange for increased minimum usage levels and increased contract term, we often agree to a reduced per-gigabyte transferred pricing structure. During 2007 we entered into a multi-element arrangement with Microsoft which generates revenue by providing ongoing CDN traffic services, consulting services related to the development of a Custom CDN solution through the cross-license of certain technologies, including certain components of our CDN software and technology, and post-contract customer support (PCS) for both the custom CDN-solution and the software component. We also derive some business from the sale of custom CDN services to others. These are generally limited to modifying our network to accommodate non standard content player software or to establish dedicated customer network components that reside both within our network or that operate within our customers’ network.

Cost of Revenue

Cost of revenue consists of costs related to the delivery of services, as well as the depreciation costs associated with our network. Costs related to the delivery of our services include:

•	fees for transit bandwidth provided by network operators;

•	fees paid for the use of private line capacity for our backbone and metro fiber rings to inter-connect our delivery zones;

•	fees paid for co-location services, which are the housing, electric and cooling of servers and other equipment in third party data centers;

•	fees paid for non settlement free peering and connection to Internet service provider networks;

•	network operations employee costs, including share-based compensation expense; and

•	costs associated with third party software licenses.

We enter into contracts with third party network and data center providers, with terms typically ranging from several months to several years. Our contracts related to transit bandwidth provided by network operators generally commit us to pay either a fixed monthly fee or monthly fees plus additional fees for bandwidth usage above a contracted level. In January and September 2009, we entered into multi-year arrangements with a telecommunications provider for additional bandwidth and backbone capacity. The agreements required us to make advanced payments for future services to be received. Our recently amended master contract with Global Crossing provides for the use of private lines of varying capacity for our backbone. The amended agreement provides for substantial added capacity for a 4 year term, and includes a substantial prepayment of fees and charges. In addition to purchasing services from communications providers, we connect directly to over 900 broadband Internet service providers, or ISPs, generally without either party paying the other. This industry practice, known as settlement free peering, benefits us by allowing us to place content objects directly on user access networks, which helps us provide higher performance delivery for our customers and eliminate paying transit bandwidth fees to network operators. This practice also benefits the ISP and its customers by allowing them to receive improved content delivery through our local servers and eliminate cost of transit bandwidth associated with delivery receipt of the traffic. We do not consider these relationships to represent the culmination of an earnings process. Accordingly, we do not recognize as revenue the value to the ISPs associated with the use of our servers nor do we recognize as expense the value of the bandwidth received at discounted or no cost.

These peering relationships are mutually beneficial and are not contractual commitments. In addition to settlement free peering, we incur costs for non settlement free peering as well as costs associated with connecting to the Internet service providers.

During 2009, we continued to reduce our network transit bandwidth delivery costs per gigabyte transferred by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions from our existing suppliers associated with higher purchase commitments. However, due to increased traffic delivered over our network, our total transit bandwidth delivery costs increased during 2009. We anticipate our overall transit bandwidth delivery costs will continue to increase in absolute dollars as a result of expected higher traffic levels, partially offset by continued reductions in bandwidth costs per unit. We expect that our overall transit bandwidth delivery costs as a percentage of revenue will remain relatively constant in 2010 compared to 2009. If we do not experience lower per unit transit bandwidth delivery pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers including our settlement free peering routes, network bandwidth costs could increase in excess of our expectations in future periods.

Depreciation expense related to our network equipment increased from 2005 through 2008 due to additional equipment purchases each year. During 2009 depreciation expense related to our network equipment decreased and in 2010, we anticipate depreciation expense related to our network equipment will again decrease compared to 2009 in absolute dollars and as a percentage of revenue.

In total, we believe our cost of revenue will increase in 2010 in absolute dollars and will decrease as a percentage of revenue primarily as a result of lower depreciation expense associated with our network equipment. Thereafter, we expect that the cost of revenue will increase in absolute dollars. Each year we expect to deliver more traffic on our network, which would result in higher transit bandwidth delivery cost associated with the increased traffic; however, such costs are likely to be partially offset by lower fixed costs per unit for such things as co-location, backbone and metro fiber rings. Additionally, we expect an increase in payroll and payroll-related costs, as we continue to make investments in our network to service our expanding customer base.

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

We expect our general and administrative expense to decrease in 2010 in absolute dollars and decrease as a percentage of revenue. The decrease is due to lower costs associated with ongoing litigation, acquisition related expenses, and bad debt, as well as decreases in accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. In 2011 and in the longer term, we expect our general and administrative expense to decrease as a percentage of revenue as our costs are expected to grow slower than our top line revenue. We expect that share-based compensation expense under will decrease in 2010.

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

We anticipate our sales and marketing expenses will continue to increase in 2010 in absolute dollars and remain constant as a percentage of revenue. The increase in absolute dollars is due to an expected increase in commissions on higher forecast sales, the increase in payroll and related costs of sales and marketing personnel and additional expected increases in marketing costs such as advertising and other lead generating activities. We expect that share-based compensation expense will be consistent with 2009.

Research and Development Expense

Research and development expense consists primarily of payroll and related costs and share-based compensation expense associated with the design, development, testing and certification of the software, hardware and network architecture of our CDN. Research and development costs are expensed as incurred.

We anticipate our research and development expenses will increase in 2010 in absolute dollars and increase as a percentage of revenue due to increased payroll and related costs associated with continued hiring of research development personnel and contractors, and investments in our core technology and refinements to our other service offerings. We expect that share-based compensation expense under will be consistent with 2009.

Non-Network Depreciation Expense

Non-network depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing and research and development personnel.

Provision for Litigation

Provision for litigation relates to our accrual for the adverse jury verdict in the Akamai litigation. On February 29, 2008, a jury returned a verdict in favor of Akamai in the amount of $45.5 million plus pre-judgment interest estimated to be $2.6 million that we recorded in 2007. During the year ended December 31, 2008, we estimated our revenue from alleged infringing methods totaled approximately 25% of our total revenue. We recorded a potential additional provision for litigation totaling $15.5 million, plus additional interest of $2.0 million, for the year ended December 31, 2008. The total provision for litigation at December 31, 2008 was $65.6 million. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us. Akamai filed a notice of appeal of the court’s decision on May 26, 2009 and filed its appeal brief on September 15, 2009. We filed our reply brief on December 9, 2009. The court has not yet set a hearing date. We cannot assure you that this lawsuit ultimately will be resolved in our favor.

Interest Expense

Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs.

Interest Income

Interest income includes interest earned on invested cash balances, cash equivalents and marketable securities. Interest income also includes the realized gains and loss on investments. We anticipate interest income to decrease in 2010. Our average cash balance is expected to be lower in 2010, primarily due to our anticipated acquisition of EyeWonder, Inc., and we expect interest income to be lower due to lower average cash balances.

Other Income (Expense)

Our other income (expense) consists primarily of foreign exchange gains and losses resulting from the re-measurement of accounts payable and receivables denominated in a foreign currency, the effect of exchange rates on monetary balance sheet and income statement items and the application of our cost plus model on foreign operations in various countries. Other income (expense) also includes gains or losses from the disposal of assets.

Income Tax Expense (Benefit)

Our provision for income taxes is comprised of the refund associated with a carryback of net operating loss, the accounting for uncertainty in income taxes, and tax expense from various foreign jurisdictions.

Income tax expense depends on the statutory rate in the countries where we sell our services. Historically, we have primarily been subject to taxation in the United States because we have sold the majority of our services to customers based there. We have begun to further expand our sales of services to customers located outside the United States, in which case we continue to be subject to taxation based on the foreign statutory rates in the countries where these sales took place. Our effective tax rate could fluctuate accordingly.

In 2007, approximately $10.5 million of stock-based compensation expense was not deductible for tax purposes, as certain executives and other employees made tax elections which established tax bases in these awards at lower than the fair value recognized within the financial statements. This permanent difference was material to our pre-tax net loss in 2007 of approximately $70.6 million. Non-tax deductible expenses related to these equity awards was $2.0 million in 2008, $3.2 million in 2009, and is expected to be $0.6 million in 2010, based upon the unvested portion of the equity awards outstanding at December 31, 2009, and the anticipated vesting at that time.

Management periodically evaluates if it is more likely than not that some or all of the deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. During 2009, management determined there was sufficient negative evidence as a result of our cumulative losses to conclude that it was more likely than not that approximately $34.4 million of net deferred tax assets would not be realized and accordingly established a full valuation allowance. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. We have certain taxable temporary differences related to identifiable-indefinite-lived assets that cannot be offset by existing deductible temporary differences resulting in a deferred tax liability of $10,000.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable reserves, income and other taxes, share-based compensation, equipment and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We define our “critical accounting policies” as those United States generally accepted accounting principles that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to continually assess a range of potential outcomes.

Revenue Recognition

We primarily derive revenue from the sale of content delivery network services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly or annual level of usage and provide the rate at which the customer must pay for actual usage above the monthly or annual minimum. For these services, we recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our services exceed the monthly minimum, we recognize revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, we recognize revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognizes any remaining committed amount for the applicable period in the last month thereof. We typically charge the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also derive revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

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

If the multi-element arrangement includes a significant software component, we recognize software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the receivable is reasonable assured. If a software license contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE cannot be established for all elements to be delivered, we defer all amounts received under the arrangement and do not begin to recognize revenue until the delivery of the last element of the contract has started. Subsequent to commencement of delivery of the last element, we commence revenue recognition. Amounts to be received under the contract are then included in the amortizable base and then recognized as revenue ratably over the remaining term of the arrangement until we have delivered all elements and have no additional performance obligations.

One of our multi-element arrangements provide for consulting services related to the development of a custom CDN solution, the cross-license of certain technologies, including certain components of our CDN software and technology, and post-contract customer support (PCS) for both the custom CDN solution and the software component (the Multi-Element Arrangement). The agreement also contains a commitment by the customer to transmit a certain amount of traffic over our network during a five-year period from commencement of the agreement or be subject to penalty payments. We do not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as we have not licensed the intellectual property and software components, nor PCS separately. Accordingly we will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by ASC 985-605. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS had commenced. Concurrently with the signing of the Multi-Element Arrangement, we also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. We will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, we have attributed revenue for the services as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, we will record revenue on a monthly basis in an amount based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, we deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. During the years ended December 31, 2009, 2008 and 2007, we recognized approximately $6.9 million, $5.1 million and $4.3 million, respectively, in revenue and approximately $0.1 million, $0.1 million and $0.7 million, respectively, in costs of revenue. As of December 31, 2009, we had remaining deferred revenue related to the Multi-Element Arrangement of $8.7 million, which is expected to be recognized ratably over the remaining 14-month contract period and had related deferred costs of $0.1 million which are amortized over the same period.

We also sell services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. We record revenue under these agreements on a net or gross basis depending upon the terms of the arrangement. We typically record revenue gross when we have risk of loss, latitude in establishing price, credit risk and are the primary obligor in the arrangement.

We have entered into a multi-element arrangement that provides for assisting in the build-out of a reseller’s custom CDN solution, including monthly management of the custom CDN solution and post professional services. The agreement contains quarterly and annual commitments by the reseller to transmit a certain minimum amounts of traffic over our network for thirteen quarters. We do not have support for standalone value associated with the build out of the customer CDN solution for this arrangement. We will recognize the revenue related to the build-out, monthly management services, committed traffic and professional services ratably over seventeen quarters, ending on December 31, 2013. The arrangement also allows for us to record revenue under certain circumstances for traffic delivered above the minimum quarterly and annual committed amount.

Because delivery of the build-out of the custom CDN solution had not occurred at December 31, 2009, revenue on all services provided to this reseller during 2009, including the minimum content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and traffic has commenced as of December 31, 2009, we had deferred revenue related to this arrangement of approximately $0.8 million.

From time to time, we enter into contracts to sell services to unrelated companies at or about the same time we enter into contracts to purchase products or services from the same companies. If we conclude that these contracts were negotiated concurrently, we record as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby we provide rack space and bandwidth services to several companies in exchange for advertising we record barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, website, print and signage. We recorded barter revenue and expense of approximately $185,000, $487,000 and $854,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

At the inception of a customer contract for service, we make an assessment as to that customer’s ability to pay for the services to be provided. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense or deferred revenue for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

Accounts Receivable and Related Reserves

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. We record reserves as a reduction of our accounts receivable balance. Estimates are used in determining these reserves. During June 2009, we modified our approach to estimate the allowance for doubtful accounts. We began calculating the allowance for doubtful accounts using the aging of the accounts receivable method. Under this method, the allowance for doubtful accounts is based upon a calculation that uses our aging of accounts receivable and applies a reserve percentage to the specific age of the receivable to estimate the allowance for bad debt. Prior to June 2009 the allowance for doubtful accounts was determined based upon our review of outstanding balances and payment history on a customer-specific, account-by-account basis and certain percentages were applied to specific accounts. This modification did not materially effect the reserves required. These estimates could change significantly if our customers’ financial condition changes or if the economy in general deteriorates. We perform on-going credit evaluations of our customers primarily related to monitoring payment history and the accounts receivable aging. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any future services provided to that customer will result in the deferral of revenue until payment is made or we determine payment is reasonably assured. In addition, we recorded a reserve for service credits. Reserves for service credits are measured based on an analysis of credits to be issued after the month of billing related to management’s estimate of the resolution of customer disputes and billing adjustments. We do not have any off-balance sheet credit exposure related to our customers.

Share-Based Compensation

We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. The weighted-average expected term for stock options granted was calculated using the simplified method. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility rates used as inputs to the model based on our volatility rate as a publicly traded company and an analysis of the most similar public companies for which we have data. We have used judgment in selecting these companies, as well as in evaluating the available historical volatility data for these companies.

We develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Annual changes in the estimated forfeiture rate may have a significant effect on share-based payments expense, as the effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

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

Effective May 15, 2008, we initiated a Stock Option/Restricted Stock Unit Exchange Offer (the Offer). Pursuant to the Offer, employees (other than executive officers) had the opportunity to exchange certain stock options issued by us after April 1, 2007 for restricted stock units (RSUs). The exchange ratio was one RSU in exchange for two stock options. The RSUs vest one-sixth on December 1, 2008 and one-sixth each six months thereafter such that all RSUs issued pursuant to the Offer will be vested no later than June 1, 2011. The Offer was carried out in accordance with tender offer documents filed with the SEC on May 15, 2008. The Offer expired June 16, 2008. In aggregate, 2,002,100 eligible stock options were tendered by eligible employees and 1,001,051 RSUs were issued in exchange pursuant to the Offer. In addition, we entered into agreements with executive officers whereby 875,000 stock options were exchanged for 437,500 RSUs. We determined this was a Type I (probable-to-probable) modification for substantially all of the tendered options. Accordingly, we measured the incremental fair value of the RSUs issued over that of the options tendered and recorded $29,000 of additional unrecognized share-based compensation related to the Offer. This additional unrecognized share-based compensation, as well as unrecognized share-based compensation related to the options tendered in the Offer, will be recognized over the vesting period of the RSUs using the straight-line method over the vesting period.

The Offer also included the exchange of performance-base stock options for one employee. At the time of the Offer, we determined the original award was not probable of being earned, and had not recorded any share-based compensation expense. As such, the exchange of this performance-based option for RSUs is considered to be a Type III (improbable to probable) modification. We measured the fair value of the RSUs issued in the Offer, and will recognize the expense using the straight-line method over the vesting period.

On May 13, 2008 we granted 537,500 RSUs to certain executive officers, The vesting of these RSUs began on December 1, 2008 and will continue vesting in increments of 1/6th every six months, such that all RSUs granted will vest no later than June 1, 2011, subject to the individual continuing to be an employee of the Company through each relevant vesting date. On October 20, 2008, we issued one of our officers 350,000 RSUs. The vesting of these RSUs began on the one month anniversary of October 20, 2008 and an additional 1/48th on the 20th day of each calendar month thereafter, provided he continues to be a service provider to the Company through each date. On November 25, 2008, we issued one of our officers 100,000 RSUs. The vesting of the 100,000 RSUs, vest fifty percent (50%) 90 days after November 25, 2008, and fifty percent (50%) on the second anniversary of November 25, 2008. On December 29, 2008, we issued one of our officers 150,000 RSUs. One sixteenth (1/16th ) of the RSUs vest on March 1, 2009, and 1/16th of the RSUs vest on each of June 1, September 1, December 1, and March 1 thereafter through and including December 1, 2012.

In November 2008, we entered into an Equity Award Amendment with our Chief Executive Officer (CEO). In connection with this award, 750,000 options to purchase common stock were cancelled and another 750,000 options were modified. In exchange, the CEO received 500,000 RSUs of which 100,000 are service awards vesting over two years and the remaining 400,000 are performance awards. Accordingly, we measured the incremental fair value of the RSUs issued over the fair value of the options cancelled and modified and recorded $317,500 of additional unrecognized share-based compensation which will be recognized over the vesting period of the modified options and RSUs granted.

The performance based RSUs will only vest if we exceed specified revenue and cash gross margin targets during the quarters ending on or before March 31, 2010. The RSUs are separated into four tranches of 100,000 Performance RSU’s each. The maximum number of performance-based RSUs that may vest is based on the achievement of specific quarterly financial targets. Any Performance RSUs that have not vested based on the achievement of the quarterly financial targets with respect to quarters on or before March 31, 2010, will expire and be cancelled immediately following the determination of our financial performance for the last quarter ending on or before March 31, 2010. In May 2008, we granted performance based RSUs to an executive that will vest according to the achievement of certain sales milestones.

In May 2009, we granted 282,168 performance based RSUs to various employees. The performance based RSU’s will only vest if a specific revenue target is achieved in any one quarter during the ten full quarters following the date of the grant and provided the employee remains with the Company through the vesting date. As of December 31, 2009, the performance requirement was not probable of being achieved and accordingly no compensation expense has been recognized.

On June 1, 2009 we granted 230,000 RSUs to certain executive officers. Each of the RSU awards, if eligible, shall vest in three (3) equal annual installments beginning on the third business day following our public announcement of our earnings for the fiscal quarter ending June 30, 2010, and the second and third installments vesting on June 1, 2011 and June 1, 2012, provided the executive officer remains with the Company through each such vesting date. All or a portion of the RSUs may become eligible for vesting based upon the achievement of certain financial performance targets for the twelve-month period ending June 30, 2010. RSUs that do not become eligible are forfeited. As of December 31, 2009, no compensation expense had been recognized for these RSUs.

On June 1, 2009 we granted 320,000 stock options to certain executive officers. Each of the stock option awards vest one quarter (1/4th) on June 1, 2010, and one forty-eighth (1/48th) each month thereafter on the first day of each month, provided the executive officer remains with the Company through each such vesting date.

We recognize share-based compensation expense using the straight-line attribution method. We also estimate when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of stock-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent our estimates of awards considered probable of being earned changes, the amount of stock-based compensation recognized will also change. We recorded share-based compensation expense related to stock options, restricted stock and RSUs under the fair value requirements of $17.5 million, $18.1 million and $18.9 million during the years ended December 31, 2009, 2008 and 2007, respectively. Of these charges, approximately $6.7 million in 2007 related to options granted to our four founders in connection with our Series B preferred stock financing in July 2006. Unrecognized share-based compensation expense totaled $26.1 million at December 31, 2009, which we expect to recognize over a weighted average period of 2.08 years. We expect to amortize $14.2 million during 2010, $8.2 million in 2011 and the remainder thereafter of the unrecognized share-based compensation at December 31, 2009 based upon the scheduled vesting of the options outstanding at that time. We expect our share-based payments expense to decrease in 2010 and potentially to increase thereafter as we grant additional stock options and restricted stock awards.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. With regard to our litigation with Akamai, during our financial statement close process for the years ended December 31, 2008 and 2007, we evaluated if additional accrual amounts were required at each reporting period. We would record additional accrual amounts to the extent we determine amounts are probable of being paid and also reasonably estimable. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in our favor. Akamai filed a notice of appeal of the court’s decision on May 26, 2009 and filed its appeal brief on September 15, 2009. We filed our reply brief on December 9, 2009, and the court has not yet set a hearing date. We cannot assure you that this lawsuit ultimately will be resolved in our favor.

Deferred Taxes and Uncertain Tax Positions

We utilize the liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. ASC 740 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes in the period of such realization.

We adopted the provisions of ASC 740 (formerly FIN 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the standard and in subsequent periods. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the standard did not result in the recognition of an adjustment for the cumulative effect of adoption of a new accounting principle. The unrecognized tax benefit did not increase or decrease from January 1, 2009 to December 31, 2009. We do not anticipate our unrecognized tax benefits will decrease within 12 months of the reporting date. We recognize interest and penalties related to unrecognized tax benefits in our tax provision. As of December 31, 2009, we had an interest and penalties accrual related to unrecognized tax benefits of $258,000, which increased $26,000 during 2009.

We follow the recognition threshold and measurement parameters of the standard for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and related guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated.

Our effective tax rate is influenced by the recognition of tax positions pursuant to the more likely than not standard that such positions will be sustained by the taxing authority. In addition, other factors such as changes in tax laws, rulings by taxing authorities and court decisions, and significant changes in our operations through acquisitions or divestitures can have a material impact on the effective tax rate. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known.

We conduct business in various foreign countries. As a multinational corporation, we are subject to taxation in multiple locations, and the calculation of our foreign tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. We have subjected the profits of certain foreign subsidiaries to United States tax. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for United States or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008

Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
		(in thousands)
Revenue	$131,663	$129,530	$2,133	2%

Revenue increased 2%, or $2.1 million, to $131.7 million for the year ended December 31, 2009 as compared to $129.5 million for the year ended December 31, 2008. The increase in revenue for the year ended December 31, 2009 as compared to 2008 was primarily attributable to an increase in professional services revenue of approximately $1.7 million. Our CDN service revenue increased $0.2 million which was the result of increased traffic moving through our network (which was partially off-set by a decrease in average unit sales price) and to a lesser extent by the increased number of customers under recurring revenue contracts. As of December 31, 2009, we had approximately 1,370 customers under recurring CDN service revenue contracts as compared to approximately 1,330 as of December 31, 2008.

For the years ended December 31, 2009 and 2008, approximately 22% and 16%, respectively, of our total revenues were derived from our operations located outside of the United States. For the years ended December 31, 2009 and 2008, we derived approximately 69% and 75%, respectively, of our international revenue from Europe and approximately 31% and 25%, respectively, of our international revenue from Asia Pacific.

Cost of Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
		(in thousands)
Cost of revenue	$85,623	$83,861	$1,762	2%

Cost of revenue includes fees paid to network providers for bandwidth and backbone, costs incurred for non settlement free peering and connection to Internet service provider networks or ISPs, and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes payroll and related costs, depreciation of network equipment used to deliver our CDN services and equity-related compensation for network operations personnel.

Cost of revenue increased 2%, or $1.8 million, to $85.6 million for the year ended December 31, 2009 as compared to $83.9 million for the year ended December 31, 2008. This increase was primarily due to an increase in payroll and related employee costs of $2.5 million associated with increased staff and to a lesser extent increases in other costs of $0.4 million, primarily related to a re-negotiated contract with a third party vendor, and a increase in bandwidth and co-location fees of $0.3 million. These increases were partially off-set by a decrease in depreciation expense of network equipment of $1.7 million due to certain network assets being fully depreciated.

Additionally, for the years ended December 31, 2009 and 2008, cost of revenue includes share-based compensation expense of approximately $2.4 million and $2.2 million, respectively.

Cost of revenue in 2009 and 2008 was composed of the following:

	Year Ended December 31,
	2009	2008
	(in millions)
Bandwidth and co-location fees	$45.9	$45.6
Depreciation — network	24.0	25.7
Payroll and related employee costs	10.5	8.0
Share-based compensation expense	2.4	2.2
Royalty and other costs	2.8	2.4

Total cost of revenue	$85.6	$83.9

We believe cost of revenues will increase in 2010. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased rack and co-location costs to support increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to decrease when compared to 2009 in absolute dollars. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our customer base. We expect that share-based compensation expense will decrease compared to 2009.

General and Administrative

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
		(in thousands)
General and administrative	$34,128	$52,440	$(18,312)	(35)%

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

General and administrative expenses decreased 35%, or $18.3 million, to $34.1 million for the year ended December 31, 2009 as compared to $52.4 million for the year ended December 31, 2008. The decrease in general and administrative expenses was primarily due to a decrease of $15.4 million in litigation expenses, a decrease in bad debt expense of $1.7 million and a decrease in other costs of $1.0 million. The decrease in other costs is primarily due to a decrease in property taxes of approximately $0.8 million. Other expenses include such items as rent, utilities, telephone, insurance, travel and travel-related expenses, fees and licenses and property taxes. These decreases were partially offset by increases in payroll and related employee costs of $0.2 million and an increase in professional fees of $0.1 million, which is the result of decreased general legal fees of approximately $1.4 million, off-set by approximately $1.5 million in professional fees incurred related to acquisitions.

Additionally, general and administrative share-based compensation expense decreased $0.5 million for the year ended December 31, 2009 compared to December 31, 2008. General and administrative expenses in 2009 and 2008 were composed of the following:

	Year Ended December 31,
	2009	2008
	(in millions)
Share-based compensation	$7.6	$8.1
Professional fees	6.6	6.5
Payroll and related employee costs	5.7	5.5
Litigation expenses	5.4	20.8
Bad debt expense	3.7	5.4
Other expenses	5.1	6.1

Total general and administrative	$34.1	$52.4

We expect our general and administrative expense to decrease in 2010 in absolute dollars and decrease as a percentage of revenue. The decrease is due to lower costs associated with ongoing litigation, as well as decreases in accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. In 2011 and in the longer term, we expect our general and administrative expense to decrease as a percentage of revenue as our costs are expected to grow slower than our top line revenue. We expect that share-based compensation expense will decrease in 2010.

Sales and Marketing

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
		(in thousands)
Sales and marketing	$32,587	$34,916	$(2,329)	(7)%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses decreased 7%, or $2.3 million, to $32.6 million for the year ended December 31, 2009, as compared to $34.9 million for the year ended December 31, 2008. The decrease in sales and marketing expenses was primarily due to a decrease of $1.3 million in marketing programs, a decrease of $0.4 million in payroll and related employee costs primarily due to lower commission payments, a decrease of $0.1 million in professional fees, and a decrease of $0.1 million in other expenses. Other expense included such items as rent and property taxes for our Europe and Asia Pacific sales offices, consulting, training, telephone and office supplies.

Additionally, sales and marketing share-based compensation expense decreased $0.4 million for the year ended December 31, 2009 compared to December 31, 2008.

Sales and marketing expenses in 2009 and 2008 were composed of the following:

	Year Ended December 31,
	2009	2008
	(in millions)
Payroll and related employee costs	$19.8	$20.2
Share-based compensation expense	5.0	5.4
Travel and travel-related expense	2.4	2.4
Marketing programs	0.9	2.2
Professional fees	1.5	1.6
Other expenses	3.0	3.1

Total sales and marketing	$32.6	$34.9

We anticipate our sales and marketing expense will increase in 2010 in absolute dollars and remain constant as a percentage of revenue compared to 2009. The increase is due to an expected increase in commissions on higher forecast sales, an increase in payroll and related costs of sales and marketing personnel and additional expected increases in marketing costs such as advertising and other lead generating activities. We expect that share-based compensation expense will be consistent with 2009.

Research and Development

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
		(in thousands)
Research and development	$7,937	$7,365	$572	8%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 8%, or $0.5 million, to $7.9 million for the year ended December 31, 2009, as compared to $7.4 million for year ended December 31, 2008. The increase in research and development was primarily due to an increase of $1.0 million in payroll and related employee costs associated with our hiring of additional network and software engineering personnel, the addition of Kiptronic research and development personnel, and an increase of $0.1 million in share-based compensation. These increases were partially offset by a decrease in other expenses of $0.6 million. The decrease in other expenses was primarily due to lower consulting and contract labor costs. Other expenses include such items as travel and travel related expenses, consulting, contract labor, telephone, and office supplies.

Research and development expenses in 2009 and 2008 were composed of the following:

	Year Ended December 31,
	2009	2008
	(in millions)
Payroll and related employee costs	$4.5	$3.5
Share-based compensation expense	2.5	2.4
Other	0.9	1.5

Total research and development	$7.9	$7.4

We anticipate our research and development expenses will increase in 2010 in absolute dollars and increase as a percentage of revenue due to increased payroll and related costs associated with continued hiring of research development personnel and contractors, and investments in our core technology and refinements to our other service offerings. We expect that share-based compensation expense will be consistent with 2009.

Provision for Litigation

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
		(in thousands)
Provision for Litigation	$(65,645)	$17,515	$(83,160)	(475)%

The provision for litigation related to our accrual for potential damages and interest associated with revenue generated from allegedly infringing methods associated with the Akamai litigation. During the year ended December 31, 2008 we accrued potential additional damages of $15.5 million plus additional interest of $2.0 million to bring the total accrual to $65.6 million. Based upon an April 24, 2009 court order setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law, we reversed this provision for litigation of $65.6 million in 2009, as we no longer believe that payment of any amounts represented by the litigation provision is probable.

Interest Expense

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
		(in thousands)
Interest expense	$39	$55	$(16)	(29)%

Interest expense consists of the amortization of deferred financing costs.

Interest expense decreased 29%, or $16,000 to $39,000 for the year ended December 31, 2009, as compared to $55,000 for the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, respectively, interest expense represents the amortization of loan fees associated with our unused line of credit. The line of credit matured on October 31, 2009 and we did not renew it. As of December 31, 2009 and 2008, we had no outstanding balances due on any of our credit facilities. We do not expect to have any interest expense related to debt obligations in 2010.

Interest Income

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
		(in thousands)
Interest income	$1,345	$5,098	$(3,753)	(74)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased 74%, or $3.8 million to $1.3 million for the year ended December 31, 2009, as compared to $5.1 million for the year ended December 31, 2008. The decrease in interest income was primarily due to lower market interest rates on decreased cash balances. During 2010, we anticipate interest income to decrease as a result of expected lower average cash balances.

Other Income (Expense)

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
		(in thousands)
Other income (expense)	$(14)	$(171)	$157	92%

Other income (expense) for the years ended December 31, 2009 and 2008, consists primarily of foreign exchange gains (losses) resulting from the re-measurement of accounts payable and receivables denominated in a foreign currency, and the effect of exchange rates on monetary balance sheet and income statement items resulting from foreign operations. Additionally, other income (expense) for the year ended December 31, 2009 includes a loss on disposal of assets of approximately $0.1 million and a non-income tax payment of approximately $64,000.

Income Tax Expense

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
		(in thousands)
Income tax expense	$1,084	$16	$1,068	6,675%

We had an income tax provision during the year ended December 31, 2009 of $1.1 million or 3% of our pre-tax income of $36.0 million which was different than our statutory income tax rate due primarily to the effect of the change in valuation allowance, for the year ended December 31, 2009. For the year ended December 31, 2008, we had an income tax expense of $16,000 despite having a pre-tax loss of $63.1 million, due primarily to the increase in valuation allowance.

In 2009, approximately $3.2 million of stock-based compensation expense was not deductible for tax purposes, as certain executives and other employees made tax elections which established tax bases in these awards granted at lower than the fair value recognized within the financial statements. Future non-tax deductible expenses related to these equity awards are expected to be $0.6 million in 2010, based upon the unvested portion of the equity awards outstanding at December 31, 2009, and the anticipated vesting at that time.

Comparison of the Years Ended December 31, 2008 and 2007

Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
Revenue	$129,530	$103,111	$26,419	26%

Revenue increased 26%, or $26.4 million, to $129.5 million for the year ended December 31, 2008 as compared to $103.1 million for the year ended December 31, 2007. The increase in revenue for the year ended December 31, 2008 as compared to 2007 was primarily attributable to an increase in our recurring CDN service revenue of $26.1 million. The increase in CDN service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, and to a lesser extent, an increase in traffic (which was partially offset by a decrease in unit sales price), and to a much lesser extent an increase in additional services sold to new and existing customers. As of December 31, 2008, we had in excess of 1,330 active customers under recurring CDN service revenue contracts as compared to 1,157 as of December 31, 2007. During the year ended December 31, 2007, we deferred $3.4 million of custom CDN services revenue from one customer as the amounts were part of a multi-element arrangement. Entering into the multi-element arrangement with this customer changed the way we accounted for revenue earned from this customer during 2007. The revenue from the custom CDN services is being recognized ratable over a 44 month period starting in July 2007. As new service and or license fees are billed it is added to the deferred revenue and amortized over the then remaining contract term. As of December 31, 2008, we had $3.5 million of deferred custom CDN services revenue remaining, of which approximately $1.6 million will be recognized in 2009, $1.6 million in 2010 and the remainder thereafter.

For the year ended December 31, 2008 and 2007, approximately 16% and 13%, respectively, of our total revenues were derived from our operations located outside of the United States. For the year ended December 31, 2008, we derived approximately 75% of our international revenue from Europe and approximately 25% of our international revenue from Asia Pacific. For the year ended December 31, 2007 our international revenue was derived primarily from Europe. No single country outside of the United States accounted for 10% or more of our total revenues during these years.

Cost of Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
Cost of revenue	$83,861	$65,541	$18,320	28%

Cost of revenue includes fees paid to network providers for bandwidth, costs incurred for non settlement free peering and connection to Internet service provider networks or ISPs and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes payroll and related costs, depreciation of network equipment used to deliver our CDN services and equity-related compensation for network operations personnel.

Cost of revenue increased 28%, or $18.3 million, to $83.9 million for the year ended December 31, 2008 as compared to $65.5 million for the year ended December 31, 2007. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $9.3 million, due to higher traffic levels and increased amounts of deployed network assets, an increase in depreciation expense of network equipment of $5.0 million, due to increased investment in our network, and an increase in payroll and related employee costs of $3.7 million, associated with increased staff. Royalty and other costs decreased $0.3 million. During the year ended December 31, 2007, we deferred $0.9 million of costs associated with deferred revenue for one customer.

Additionally, for the years ended December 31, 2008 and 2007, cost of revenue includes share-based compensation expense of approximately $2.2 million and $1.5 million, respectively.

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

Sales and marketing expenses increased 37%, or $9.5 million, to $34.9 million for the year ended December 31, 2008, as compared to $25.5 million for the year ended December 31, 2007. The increase in sales and marketing expenses was primarily due to an increase of $6.1 million in payroll and related employee costs. Additional increases included an increase of $1.5 million in share-based compensation expense, an increase of $0.6 million in travel and travel-related expense reflecting our investment in our field sales organization, an increase of $0.6 million in professional fees, and an increase of $1.5 million in other expenses. Other expense included such items as rent and property taxes for our Europe and Asia Pacific sales offices, consulting, training, telephone and office supplies. Increases in other expenses were primarily due to increases in consulting and subscription fees of $0.8 million, rent of $0.3 million, training of $0.3 million, and telephone expenses of $0.1 million. These increases were partially offset by a decrease of $0.9 million in marketing programs.

Sales and marketing expenses in 2008 and 2007 were composed of the following:

	Year Ended December 31,
	2008	2007
	(in millions)
Payroll and related employee costs	$20.2	$14.1
Share-based compensation expense	5.4	3.9
Travel and travel-related expense	2.4	1.8
Marketing programs	2.2	3.1
Professional fees	1.6	1.0
Other expenses	3.1	1.6

Total sales and marketing	$34.9	$25.5

Research and Development

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
		(in thousands)
Research and development	$7,365	$5,504	$1,861	34%

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

As of December 31, 2009, our cash, cash equivalents and marketable securities classified as current totaled $154.4 million.

Cash Flow for the Years Ended December 31, 2009, 2008 and 2007

Operating Activities

Net cash used in operating activities was $0.5 million for the year ended December 31, 2009, compared to $6.8 million for the year ended December 31, 2008. The decrease in cash used in operating activities was primarily due to the net income for the year ended December 31, 2009 and changes in working capital resulting from decreases in accounts receivable of $2.3 million, partially offset by increases in other assets of $7.4 million, prepaid expenses of $1.9 million, income taxes receivable of $0.6 million, and decreases in accounts payable of $5.2 million, deferred revenue of $3.6 million and other current liabilities of $2.1 million. The decrease in accounts receivable is the result of increased focus on both the quality of our customers and our continued collection efforts. The increase in prepaid expenses and other assets is primarily comprised of the current and long-term portion of advanced payments made to a telecommunications provider. The decrease in accounts payable and other current liabilities primarily resulted from decreased legal activity and timing of payments for accounts payable. The decrease in deferred revenue primarily resulted from the amortization of our Multi-Element Arrangement.

Net cash used in operating activities was $6.8 million for the year ended December 31, 2008, compared to $24.5 million net cash provided by operating activities for the year ended December 31, 2007. The decrease in cash provided by operating activities was primarily due to changes in working capital resulting from increases in accounts receivable of $21.3 million and prepaid expenses of $2.3 million, and a decrease in accounts payable of $2.9 million, partially offset by increases in other current liabilities of $4.8 million and deferred revenue of $4.7 million, and a decrease in income taxes receivable of $2.0 million.

Net cash provided by operating activities was $24.5 million for the year ended December 31, 2007, compared to $6.3 million for the year ended December 31, 2006. The increase in cash provided by operating activities was primarily due to changes in working capital resulting from increases in deferred revenue of $12.2 million and other current liabilities of $3.1 million, and a decrease in income tax receivable of $2.6 million, partially offset by increases in accounts receivable of $9.7 million, prepaid expenses of $1.5 million and a decrease in accounts payable of $2.0 million.

We expect that cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2010 and litigation expenses associated with patent litigation. The timing and amount of future working capital changes, requirement to secure potential infringement damages and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Investing Activities

Cash used in investing activities increased $77.9 million to $48.3 million for the year ended December 31, 2009, compared to $29.6 million provided by investing activities for the year ended December 31, 2008. The increased cash used in investing activities represented purchases of short-term marketable securities as we invested our cash and cash equivalents into interest bearing securities and higher capital expenditures primarily for network equipment associated with adding additional capacity and geographic expansion of our content delivery network.

Cash provided by investing activities increased $134.1 million to $29.6 million for the year ended December 31, 2008, compared to $104.5 million used in investing activities for the year ended December 31, 2007. Cash provided by investing activities represented increases in cash received from the sale of short-tem marketable securities and lower capital expenditures primarily for network equipment associated with adding additional capacity and geographic expansion of our content delivery network.

Cash used in investing activities increased $63.9 million to $104.5 million for the year ended December 31, 2007, compared to $40.6 million for the year ended December 31, 2006. Cash used in investing was principally comprised of cash invested in short-term marketable securities from the proceeds of our IPO and capital expenditures primarily for computer equipment associated with the build-out and expansion of our content delivery network.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately 15% to 17% of total revenue in 2010.

Financing Activities

Cash provided by financing activities decreased $0.8 million to $0.3 million for the year ended December 31, 2009, as compared to $1.1 million for the year ended December 31, 2008. The decrease was primarily due to the $1.1 million reimbursement of litigation expenses received from our escrow account in 2008.

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

The Company had a $5.0 million bank Line of Credit that matured on October 31, 2009. The Company did not renew the Line of Credit.

At December 31, 2008 we had no outstanding balance on any of our credit facilities and we had an unused line of credit of up to $5.0 million dollars. Under the terms of the line of credit, we could borrow up to 50% of the cash balances we hold at the bank, up to a maximum of $5.0 million dollars. We did not utilize the line of credit during 2009 and as previously mentioned the Line of Credit matured on October 31, 2009.

In connection with our Series B preferred stock financing in July 2006, an escrow account was established with an initial balance of approximately $10.1 million to serve as security for the indemnification obligations of our stockholders tendering shares in that financing and to fund 50% of the ongoing monthly expenses associated with the Akamai litigation. In May 2007, we, the tendering stockholders and the Series B preferred stock investors agreed to distribute $3.7 million of the escrow account to the tendering stockholders upon the closing of our initial public offering. During the years ended December 31, 2009 and 2008, we received approximately $-0- and $1.1 million, respectively, in reimbursements from this escrow. At December 31, 2009 and 2008, the balance outstanding in the escrow was zero.

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

On December 21, 2009 the Company entered into an Agreement and Plan of Merger to acquire EyeWonder, Inc. a leading rich media ad serving vendor. Under the terms of the Merger Agreement, the purchase price which includes both cash and company stock will use approximately $62.0 million, subject to certain adjustments described in the Merger Agreement, of our current cash balance as of December 31, 2009.

On January 26, 2010 we signed a stock purchase agreement in connection with the purchase of a small software company located in Germany (the German Merger Sub). The consideration for the German Merger Sub consisted of approximately 2 million Euros of cash and stock, with additional consideration of up to 2 million Euros dependent upon attaining financial performance milestones for the year 2010.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities would also result in additional dilution to our stockholders. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be harmed.

Contractual Obligations, Contingent Liabilities and Commercial Commitments

In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth and computer rack space. These leases expire on various dates ranging from 2010 to 2017. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2010 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.

The following table presents our contractual obligations and commercial commitments, as of December 31, 2009 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations as of December 31, 2009	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$20,688	$13,105	$6,138	$1,418	$27
Rack space leases	15,194	10,702	4,341	115	36
Real estate leases	1,290	1,119	171	—	—

Total operating leases	37,172	24,926	10,650	1,533	63
Capital leases	—	—	—	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$37,172	$24,926	$10,650	$1,533	$63

Off Balance Sheet Arrangements

We do not have, and have never had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use Non-GAAP revenue, Non-GAAP net income (loss) and Adjusted EBITDA as a supplemental measure of our operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP revenue and net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effect from our multi-element contract as well as to eliminate the effects of share-based compensation, litigation expenses, provision for litigation and acquisition related expenses. We define EBITDA as GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, depreciation and amortization. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA plus deferred revenue less related deferred costs from our multi-element contract and adjustments for operational expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period. In addition, it should be noted that our performance-based executive officer bonus structure is tied closely to our performance as measured in part by certain non-GAAP financial measures.

In our February 23, 2010 earnings press release as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP revenue and net income (loss), EBITDA and Adjusted EBITDA are not defined under United States generally accepted accounting principles, or United States GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with United States GAAP. Our Non-GAAP revenue and net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP revenue, net income, EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

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

We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP revenue, Non-GAAP net income (loss) and Adjusted EBITDA only as supplemental support for management’s analysis of business performance. Non-GAAP revenue, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are calculated as follows for the periods.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the Securities and Exchange Commission, we are presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial metrics to the comparable GAAP measures.

Reconciliation of GAAP Revenue to Non-GAAP Revenue

(In thousands)

(Unaudited)

	For the Year Ended December 31,
	2009	2008	2007
GAAP revenue	$131,663	$129,530	$103,111
Delivered CDN Services not yet recognized	—	—	3,053

Non-GAAP revenue	$131,663	$129,530	$106,164

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	For the Year Ended December 31,
	2009	2008	2007
GAAP net income (loss)	$34,890	$(63,067)	$(73,020)
Deferred revenue	—	—	3,053
Deferred cost of traffic and services	—	—	(265)
Provision for litigation	(65,645)	17,515	48,130
Share-based compensation	17,463	18,058	18,910
Litigation defense expenses	5,412	20,799	7,295
Acquisition related expenses	1,481	—	—

Non-GAAP net income (loss)	$(6,399)	$(6,695)	$4,103

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	For the Year Ended December 31,
	2009	2008	2007
GAAP net income (loss)	$34,890	$(63,067)	$(73,020)
Add: depreciation and amortization	26,402	27,031	21,596
Add: interest expense	39	55	1,418
Less: interest and other income	(1,331)	(4,927)	(5,009)
Add: income tax expense	1,084	16	2,401

EBITDA	$61,084	$(40,892)	$(52,614)
Add: deferred revenue	—	—	3,053
Less: deferred traffic and service costs	—	—	(265)
Add: provision for litigation	(65,645)	17,515	48,130
Add: share-based compensation	17,463	18,058	18,910
Add: litigation defense expenses	5,412	20,799	7,295
Add: acquisition related expenses	1,481	—	—

Adjusted EBITDA	$19,795	$15,480	$24,509

Recent Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on the relative selling prices. In absence of the vendor specific objective evidence or third party evidence of the selling price, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We will adopt these new accounting standards in the first quarter of 2011 using the prospective method and we do not expect the adoption will have a material impact on our consolidated financial statements. Had we adopted these new accounting standards in 2009, the impact on our consolidated financial statements would have been immaterial.

In January 2010, the FASB issued a new accounting standard that clarifies the scope of the decrease in ownership provisions and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. The standard is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in the standard must be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of the standard did not have any material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued a new accounting standard that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The standard requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The Company is currently evaluating this new standard.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations and certificates of deposit. We do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

Foreign Currency Risk

Substantially all of our customer agreements are denominated in United States dollars, and therefore our revenue is not subject to foreign currency risk. Because we have operations in Europe and Asia, however, we may be exposed to fluctuations in foreign exchange rates with respect to certain operating expenses and cash flows. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, potentially with customer agreements denominated in foreign currencies, which may increase our exposure to foreign exchange fluctuations. At this time, we do not have any foreign hedge contracts.

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

LIMELIGHT NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limelight Networks, Inc.

We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limelight Networks, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Limelight Networks, Inc. adopted ASC Topic 260 Determining Whether Instruments Granted in Share — Based Payment Transactions are Participating Securities on January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 12, 2010

Limelight Networks, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$89,509	$138,180
Marketable securities	64,870	36,463
Accounts receivable, net of reserves of $9,226 and $7,565 at December 31, 2009 and 2008, respectively	26,363	33,482
Income taxes receivable	617	7
Prepaid expenses and other current assets	9,654	7,834

Total current assets	191,013	215,966
Property and equipment, net	35,524	40,185
Marketable securities	12	13
Goodwill	619	—
Other intangible assets, net	370	—
Other assets	8,132	628

Total assets	$235,670	$256,792

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,144	$8,920
Deferred revenue, current portion	12,199	9,865
Provision for litigation	—	65,645
Other current liabilities	14,140	14,928

Total current liabilities	31,483	99,358
Deferred revenue, less current portion	1,377	7,303
Deferred income tax, less current portion	10	—

Total liabilities	32,870	106,661
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 85,011 and 83,405 shares issued and outstanding at December 31, 2009 and 2008, respectively	85	83
Additional paid-in capital	308,537	290,593
Accumulated other comprehensive income	93	260
Accumulated deficit	(105,915)	(140,805)

Total stockholders’ equity	202,800	150,131

Total liabilities and stockholders’ equity	$235,670	$256,792

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenue	$131,663	$129,530	$103,111
Cost of revenue:
Cost of services	61,572	58,186	44,802
Depreciation — network	24,051	25,675	20,739

Total cost of revenue	85,623	83,861	65,541

Gross margin	46,040	45,669	37,570
Operating expenses:
General and administrative	34,128	52,440	31,827
Sales and marketing	32,587	34,916	25,462
Research and development	7,937	7,365	5,504
Depreciation and amortization	2,351	1,356	857
Provision for litigation	(65,645)	17,515	48,130

Total operating expenses	11,358	113,592	111,780

Operating income (loss)	34,682	(67,923)	(74,210)
Other income (expense):
Interest expense	(39)	(55)	(1,418)
Interest income	1,345	5,098	5,153
Other income (expense)	(14)	(171)	(144)

Total other income (expense)	1,292	4,872	3,591

Income (loss) before income taxes	35,974	(63,051)	(70,619)
Income tax expense	1,084	16	2,401

Net income (loss)	$34,890	$(63,067)	$(73,020)

Net income (loss) per weighted average share:
Basic	$0.41	$(0.76)	$(1.26)

Diluted	$0.40	$(0.76)	$(1.26)

Shares used in per share weighted average share calculation:
Basic	84,202	82,932	57,982
Diluted	87,972	82,932	57,982

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	5,070	$5	39,870	$40	21,832	$22	$41,803	$(113)	$(4,718)	$37,039
Net loss	—	—	—	—	—	—	—	—	(73,020)	(73,020)
Change in unrealized gains (losses) on investments, net of tax of $74	—	—	—	—	—	—	—	223	—	223
Foreign exchange translation	—	—	—	—	—	—	—	(4)	—	(4)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(72,801)
Issuance of common stock, net of offering costs of $3,990	—	—	—	—	14,900	15	203,850	—	—	203,865
Conversion of Series A preferred stock to common stock	(5,070)	(5)	—	—	5,070	5	—	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(39,870)	(40)	39,870	40	—	—	—	—
Exercise of common stock options	—	—	—	—	771	1	196	—	—	197
Exercise of common stock warrants	—	—	—	—	98	—	14	—	—	14
Vesting of restricted common stock	—	—	—	—	—	—	3,201	—	—	3,201
Vesting of early exercised stock options	—	—	—	—	—	—	610	—	—	610
Excess tax benefit related to stock option exercise	—	—	—	—	—	—	1,596	—	—	1,596
Escrow funds returned from share repurchase	—	—	—	—	—	—	4,607	—	—	4,607
Share-based compensation	—	—	—	—	—	—	15,709	—	—	15,709

Balance at December 31, 2007	—	—	—	—	82,541	83	271,586	106	(77,738)	194,037

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—	—	(63,067)	(63,067)
Change in unrealized gains (losses) on investments	—	—	—	—	—	—	—	(125)	—	(125)
Foreign exchange translation	—	—	—	—	—	—	—	279	—	279

Comprehensive loss	—	—	—	—	—	—	—	—	—	(62,913)
Exercise of common stock options	—	—	—	—	645	—	225	—	—	225
Vesting of restricted stock units	—	—	—	—	337	—	—	—	—	—
Restricted stock units surrendered in lieu of taxes	—	—	—	—	(75)	—	(169)	—	—	(169)
Cancellation of restricted stock	—	—	—	—	(43)	—	—	—	—	—
Escrow funds returned from share repurchase	—	—	—	—	—	—	1,070	—	—	1,070
Reversal of tax benefit related to NOL	—	—	—	—	—	—	(177)	—	—	(177)
Share-based compensation	—	—	—	—	—	—	18,058	—	—	18,058

Balance at December 31, 2008	—	—	—	—	83,405	83	290,593	260	(140,805)	150,131
Net income	—	—	—	—	—	—	—	—	34,890	34,890
Change in unrealized gains (losses) on investments	—	—	—	—	—	—	—	104	—	104
Foreign exchange translation	—	—	—	—	—	—	—	(271)	—	(271)

Comprehensive income	—	—	—	—	—	—	—	—	—	34,723
Exercise of common stock options	—	—	—	—	722	1	273	—	—	274
Vesting of restricted stock units	—	—	—	—	845	1	(1)	—	—	—
Restricted stock units surrendered in lieu of taxes	—	—	—	—	(174)	—	(753)	—	—	(753)
Issuance of common stock for acquisition of a business	—	—	—	—	213	—	962	—	—	962
Share-based compensation	—	—	—	—	—	—	17,463	—	—	17,463

Balance at December 31, 2009	—	$—	—	$—	85,011	$85	$308,537	$93	$(105,915)	$202,800

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$34,890	$(63,067)	$(73,020)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	26,402	27,031	21,596
Share-based compensation	17,463	18,058	18,910
Deferred income tax expense (benefit)	—	(91)	318
Provision for litigation	(65,645)	17,515	48,130
Foreign currency (gain) loss	201	(167)	42
Excess tax shortfalls (benefits) related to stock option exercises	—	177	(1,596)
Accounts receivable charges	5,013	9,250	5,805
Accretion of debt discount	—	—	424
Accretion of marketable securities	(366)	(427)	(805)
Loss on marketable securities	—	71	387
Gain on sale of property and equipment	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,348	(21,326)	(9,686)
Prepaid expenses and other current assets	(1,863)	(2,253)	(1,458)
Income taxes receivable	(600)	1,953	2,616
Other assets	(7,396)	816	(687)
Accounts payable	(5,204)	(2,890)	(1,982)
Accounts payable, related parties	—	(230)	(551)
Deferred revenue	(3,591)	4,742	12,229
Other current liabilities	(2,114)	4,807	3,119
Other long term liabilities	—	(770)	740

Net cash (used in) provided by operating activities	(462)	(6,801)	24,531

Investing activities
Purchase of marketable securities	(71,235)	(65,125)	(109,570)
Sale of marketable securities	43,300	112,150	27,300
Purchase of property and equipment	(20,407)	(17,432)	(22,255)
Cash acquired in business acquisition	22	—	—

Net cash (used in) provided by investing activities	(48,320)	29,593	(104,525)

Financing activities
Payments on credit facilities	—	—	(23,818)
Borrowings on line of credit	—	—	1,500
Payments on line of credit	—	—	(1,500)
Payments on capital lease obligations	—	—	(250)
Escrow funds returned from share repurchase	—	1,070	4,607
Excess tax benefits related to stock option exercises	—	(177)	1,596
Proceeds from exercise of stock options and warrants	274	225	211
Proceeds from initial public offering, net of issuance costs	—	—	203,865

Net cash provided by financing activities	274	1,118	186,211

Effect of exchange rate changes on cash	(163)	446	(4)

Net (decrease) increase in cash and cash equivalents	(48,671)	24,356	106,213
Cash and cash equivalents, beginning of year	138,180	113,824	7,611

Cash and cash equivalents, end of year	$89,509	$138,180	$113,824

Supplement disclosure of cash flow information
Cash paid during the year for interest	$—	$—	$1,020

Cash paid during the year for income taxes	$1,017	$235	$360

Property and equipment remaining in accounts payable	$1,162	$2,881	$4,049

Property and equipment purchases remaining in accruals	$358	$641	$476

Equity issued in connection with Kiptronic Inc. asset acquisition	$962	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Notes to Consolidated Financial Statements

December 31, 2009

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

2. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term asset, provision for litigation, capitalized software, income and other taxes and the fair value of share-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate. The results of operations presented in this Annual Report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future periods.

Effect of Recent Accounting Pronouncements

As of January 1, 2009, the Company adopted ASC Topic 260 (ASC 260), (formerly FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The standard clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share (EPS) pursuant to the two-class method. The Company has awarded restricted stock which included non-forfeitable dividend rights. The Company has applied this guidance in the earnings per share calculation as of December 31, 2009, 2008 and 2007. The impact of adoption changed previously reported net loss per share from ($0.77) to ($0.76) per share for the year ended December 31, 2008 and from ($1.30) to ($1.26) for the year ended December 31, 2007 in the accompanying financial statements.

Revenue Recognition

The Company primarily derives revenue from the sale of content delivery network services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly or annual level of usage and provide the rate at which the customer must pay for actual usage above the monthly or annual minimum. For these services, the Company recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of the Company’s services exceed the monthly minimum, the Company recognizes revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, the Company recognizes revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognizes any remaining committed amount for the applicable period in the last month thereof. The Company typically charges the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. The Company also derives revenue from services and events sold as discrete, non-recurring events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

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

If the multi-element arrangement includes a significant software component, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the receivable is reasonable assured. If a software license contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE cannot be established for all elements to be delivered, the Company defers all amounts received under the arrangement and does not begin to recognize revenue until the delivery of the last element of the contract has started. Subsequent to commencement of delivery of the last element, the Company commences revenue recognition. Amounts to be received under the contract are then included in the amortizable base and then recognized as revenue ratably over the remaining term of the arrangement until the Company has delivered all elements and has no additional performance obligations.

One of the Company’s multi-element arrangements provide for consulting services related to the development of a custom CDN solution, the cross-license of certain technologies, including certain components of the Company’s CDN software and technology, and post-contract customer support (PCS) for both the custom CDN solution and the software component (the Multi-Element Arrangement). The agreement also contains a commitment by the customer to transmit a certain amount of traffic over the Company’s network during a five-year period from commencement of the agreement or be subject to penalty payments. The Company does not have VSOE of fair value to allocate the fee to the separate elements of the Multi-Element Arrangement as it has not licensed the intellectual property and software components, nor PCS separately. Accordingly the Company will recognize the revenues related to the professional services, license and PCS ratably over the four-year period over which the PCS has been contracted as allowed for by ASC 985-605. Because delivery of the license and PCS elements of this arrangement had not occurred at June 30, 2007, revenue on all services provided to this customer during the three months ended June 30, 2007, including the ongoing content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and PCS has commenced. Concurrently with the signing of the Multi-Element Arrangement, the Company also extended and amended a content delivery contract entered into originally in 2005. The arrangement for transmitting content is not a required element of the new software and node development project commencing under the Multi-Element Arrangement. The Company will continue to receive payments on a usage basis under the content delivery contract. Given that the services are priced at market rates and subject to regular adjustments and are cancelable with thirty days’ notice, the amount of revenue and pricing is considered variable and contingent until services are delivered. As such, the Company has attributed revenue for the service as one that is contingent and becomes measurable as the services are delivered under the terms of the content delivery contract. Accordingly, the Company will record revenue on a monthly basis in an amount based upon usage. Because the content delivery agreement was amended concurrently with the Multi-Element Arrangement, the Company deferred revenue recognition until commencement of delivery of the last element of the Multi-Element Arrangement, which was determined to be July 27, 2007. During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $6.9 million, $5.1 million and $4.3 million, respectively, in revenue and approximately $0.1 million, $0.1 million and $0.7 million, respectively, in costs of revenue. As of December 31, 2009, the Company had remaining deferred revenue related to the Multi-Element Arrangement of $8.7 million, which is expected to be recognized ratably over the remaining 14 month contract period and had remaining related deferred costs of $0.1 million which are amortized over the same period.

The Company also sells services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. The Company records revenue under these agreements on a net or gross basis depending upon the terms of the arrangement. The Company typically records revenue gross when it has risk of loss, latitude in establishing price, credit risk and is the primary obligor in the arrangement.

The Company has entered into a multi-element arrangement that provides for assisting in the build-out of a reseller’s custom CDN solution, including monthly management of the custom CDN solution and post professional services. The agreement contains a quarterly and annual commitment by the reseller to transmit a certain amount of traffic over the Company’s network for thirteen quarters or be subject to penalty payments. The Company does not have support for standalone value associated with the build out of the customer CDN solution for this arrangement. The Company will recognize the revenue related to the build-out, monthly management services, committed traffic and professional services ratably over seventeen quarters, ending on December 31, 2013. The arrangement also allows for us to record revenue under certain circumstances for traffic delivered above the minimum quarterly and annual committed amount.

Because delivery of the build-out of the custom CDN solution had not occurred at December 31, 2009, revenue on all services provided to this reseller during 2009, including the minimum content delivery services, and the direct incremental costs incurred associated with these revenues, were deferred until such time as delivery occurs and traffic has commenced as of December 31, 2009, the Company had deferred revenue related to this arrangement of approximately $0.8 million.

From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, website, print and signage. The Company recorded barter revenue and expense of approximately $185,000, $487,000 and $854,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Investments in Marketable Securities

Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such classification as of each balance sheet date. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and is reported in the statements of operations.

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

The following is a summary of available-for-sale securities at December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$46,153	$16	$(33)	$46,136
Commercial paper	8,996	—	—	8,996
Corporate notes and bonds	9,631	108	(1)	9,738

Total available-for-sale debt securities	64,780	124	(34)	64,870
Publicly traded common stock	13	—	(1)	12

Total available-for-sale securities	$64,793	$124	$(35)	$64,882

At December 31, 2009, the Company evaluated its investment portfolio in available-for-sale debt securities, and noted unrealized losses of $34,000 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2009. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

At December 31, 2009, the Company evaluated its investment portfolio in publicly traded common stock to determine if there had been decline in market value that was considered to be other-than-temporary. At December 31, 2009, the Company concluded that the decline in publicly traded common stock was temporary and adjusted it to fair value through comprehensive income.

The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 2009, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$62,223	$124	$(27)	$62,320
Due after one year and through five years	2,557	—	(7)	2,550

	$64,780	$124	$(34)	$64,870

The following is a summary of available-for-sale securities at December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$15,002	$36	$—	$15,038
Commercial paper	4,282	8	—	4,290
Corporate notes and bonds	17,195	62	(122)	17,135

Total available-for-sale debt securities	36,479	106	(122)	36,463
Publicly traded common stock	16	—	(3)	13

Total available-for-sale securities	$36,495	$106	$(125)	$36,476

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company records reserves against its accounts receivable balance for service credits and for doubtful accounts. Estimates are used in determining both of these reserves. The allowance for doubtful accounts charges are included as a component of general and administrative expenses.

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

During June 2009, the Company modified its approach to estimate the allowance for doubtful accounts. The Company began calculating the allowance for doubtful accounts using the aging of the accounts receivable method. Under this method, the allowance for doubtful accounts is based upon a calculation that uses the Company’s aging of accounts receivable and applies a reserve percentage to the specific age of the receivable to estimate the allowance for bad debt. Prior to June 2009 the allowance for doubtful accounts was determined based upon a review of outstanding balances and payment history on a customer-specific, account-by-account basis and certain percentages were applied to specific accounts. This modification did not materially effect the reserves required. These estimates could change significantly if the Company’s customers’ financial condition changes or if the economy in general deteriorates. The Company performs ongoing credit evaluations of its customers. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any future services provided to that customer will result in the deferral of revenue until the Company receives payment or it determines payment is reasonable assured.

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired company. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

The Company’s other intangible assets represent existing technologies, domain names and customer relationships and contracts intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from one to four years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually. Whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable, the Company would recognize an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. The Company treats any write-downs as permanent reductions in the carrying amounts of the assets. The Company believes the carrying amounts of its assets at December 31, 2009 and 2008 are fully realizable and has not recorded any impairment losses.

Deferred Rent and Lease Accounting

The Company leases bandwidth, co-location and office space in various locations. At the inception of each lease, the Company evaluates the lease terms to determine whether the lease will be accounted for as an operating or a capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances where the exercise of the renewal option can be reasonably assured and failure to exercise the option would result in an economic penalty. The Company records tenant improvement allowances granted under the lease agreements as leasehold improvements within property and equipment and within deferred rent.

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

Cost of Revenue

Cost of revenues consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non settlement free peering and connection to Internet service provider networks or ISPs and fees paid to data center operators for housing network equipment in third party network data centers, also known as co-location costs. Cost of revenues also includes employee costs, network storage costs, cost of professional services, costs of licenses, and depreciation of network equipment. The Company enters into contracts for bandwidth with third party network providers with terms typically ranging from several months to five years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above contracted minimums. A significant portion of the CDN traffic delivery is completed through direct connection to Internet service provider networks, called peering, generally at no charge. This avoids entirely the bandwidth cost associated with the delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of the Company’s servers nor does the Company recognize as expense the value of the rack space and bandwidth received at no cost.

Research and Development and Software Development Costs

The Company charges research and development costs, other than certain software development costs, to expense as incurred. Software development costs incurred subsequent to the establishment of technological feasibility and prior to the introduction into the Company’s content delivery network are capitalized and amortized to cost of revenue over the estimated useful life of the related software. There were no costs capitalized at December 31, 2009, 2008 or 2007, respectively, because the costs incurred from technological feasibility to the introduction into the network were immaterial.

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

The Company records net deferred tax assets to the extent it believe these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions in its financial statements when it is more-likely-than-not the position will be sustained upon examination.

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

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term asset, provision for litigation, capitalized software, income and other taxes, the fair value of share-based compensation and other contingent liabilities.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on the relative selling prices. In absence of the vendor specific objective evidence or third party evidence of the selling price, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company will adopt these new accounting standards in the first quarter of 2011 using the prospective method and it does not expect the adoption will have a material impact on its consolidated financial statements. Had the Company adopted these new accounting standards in 2009, the impact on its consolidated financial statements would have been immaterial.

In January 2010, the FASB issued a new accounting standard that clarifies the scope of the decrease in ownership provisions and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. The standard is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in the standard must be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of the standard did not have any material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued a new accounting standard that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The standard requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The Company is currently evaluating this new standard.

3. Business Acquisition

On May 20, 2009 the Company entered into an asset purchase agreement to acquire substantially all of the assets of Kiptronic Inc. (Kiptronic) for approximately $1.0 million. The aggregate purchase price of approximately $1.0 million consisted of 213,334 shares of the Company’s common stock. The fair value of the common shares issued as consideration for Kiptronic was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. In addition, the Company incurred $0.1 million of transaction costs, which primarily consisted of fees for legal and financial advisory services. These transaction costs are included in general and administrative expenses in the Company’s statement of operations for the year ended December 31, 2009. The Company’s consolidated financial statements include the results of operations of Kiptronic from the date of acquisition. The historical results of operations of Kiptronic were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The purchase price allocation was finalized during the quarter ended September 30, 2009. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the Kiptronic acquisition will not be amortized and will be tested for impairment at least annually (see Note 6). The allocation of the aggregate purchase price includes: tangible assets of $0.2 million, identifiable intangible assets of $0.5 million, assumed liabilities of $0.3 million, and goodwill of $0.6 million. Kiptronic develops mobility and monetization solutions for content publishers. The combination of the Company’s distributed computing and delivery platform with Kiptronic device-targeting and dynamic ad insertion technologies will allow the Company to provide media and entertainment companies a streamlined and scalable solution for the migration of media consumption from the PC to the wider variety of Internet-connected and mobile devices.

The following table presents the allocation of the purchase price for Kiptronic:

(In thousands)
Consideration:
Value of common stock issued	$962

Fair value of total consideration transferred	$962

Acquisition-related costs (included in general and administrative expenses)	$135

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$87
Property and equipment	96
Identifiable intangible assets	463
Financial liabilities	(303)

Total identifiable net assets	343
Goodwill	619

$962

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Existing technologies	$440	4.0
Domain names	11	1.0
Customer relationships and contracts	12	0.6

Total	$463

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

The customer relationships and customer contracts were valued using the cost approach. In utilizing the cost approach, the Company estimates the costs that are associated with establishing the customer relationship and contact. These estimates are used to value the customer relationship and contracts net of the Company’s effective tax rate of 39% and the present value of the tax savings amortization. The key assumptions used in valuing the customer relationships and contracts were as follows: estimated salaries of functional personnel, man-hours per relationship, estimated attrition rate of 10% (customer relationships only), tax rate of 39% and estimated remaining economic life of 7 months.

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

Pending Acquisition

On December 21, 2009 the Company entered into an Agreement and Plan of Merger to acquire EyeWonder, Inc., a rich media ad serving vendor. Under the terms of the merger agreement, holders of EyeWonder securities outstanding at the completion of the merger will receive, in the aggregate, $62.0 million in cash, subject to certain adjustments described in the merger agreement, and 12,740,000 shares of the Company’s common stock. In addition, EyeWonder securityholders may receive up to 4,774,000 shares of the Company’s common stock and approximately $0.3 million in cash after the closing of the merger if certain performance metrics are satisfied.

4. Accounts Receivable

Accounts receivable include (in thousands):

	December 31,
	2009	2008
Accounts receivable	$29,457	$25,235
Unbilled accounts receivable	6,132	15,812

	35,589	41,047
Less: credit allowance	(1,190)	(930)
Less: allowance for bad debt	(8,036)	(6,635)

Total accounts receivable, net	$26,363	$33,482

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	December 31,
	2009	2008
Prepaid bandwidth and backbone services	$3,511	$2,538
Non-income taxes receivable (VAT)	3,449	3,030
Interest receivable	413	388
Employee advances and prepaid recoverable commissions	147	149
Other	2,134	1,729

Total prepaid expenses and other current assets	$9,654	$7,834

The Company is subject to and has paid Value Added Tax (VAT) in certain foreign jurisdictions in which it operates. Based on analysis and application of the VAT laws in particular locations, the Company believes it is entitled to a refund of VAT previously paid.

In January and September 2009, the Company entered into multi-year arrangements with a telecommunications provider for additional bandwidth and backbone capacity. The agreements required the Company to make advanced payments for future services to be received.

6. Goodwill and Other Intangible Assets

The Company recorded goodwill and other intangible assets as a result its business acquisition of substantially all of the assets of Kiptronic that occurred on May 20, 2009.

The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. As of December 31, 2009, the Company has recorded goodwill of approximately $0.6 million.

The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of December 31, 2009.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$440	$(74)	$366
Domain names	11	(7)	4
Customer relationships and contracts	12	(12)	—

Total other intangible assets	$463	$(93)	$370

Aggregate expense related to amortization of other intangible assets for the year ended December 31, 2009, 2008 and 2007 was $0.1 million, $-0- and $-0-, respectively. Based on the Company’s other intangible assets as of December 31, 2009, aggregate expense related to amortization of other intangible assets is expected to be approximately $113,500, $110,000, $110,000 and $36,600 for fiscal years 2010, 2011, 2012 and 2013, respectively.

7. Property and Equipment

Property and equipment include (in thousands):

	December 31,
	2009	2008
Network equipment	$115,505	$96,698
Computer equipment	5,493	3,273
Furniture and fixtures	691	676
Leasehold improvements	2,812	2,221
Other equipment	473	446

	124,974	103,314
Less: accumulated depreciation	(89,450)	(63,129)

Total property and equipment, net	$35,524	$40,185

Depreciation and amortization expense was approximately $26.4 million, $27.0 million, and $21.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

8. Other Assets

Other assets include (in thousands):

	December 31,
	2009	2008
Prepaid bandwidth and backbone services	$7,413	$—
Vendor deposits and other	719	628

Total other assets	$8,132	$628

In January and September 2009, the Company entered into multi-year arrangements with a telecommunications provider for additional bandwidth and backbone capacity. The agreements required the Company to make advanced payments for future services to be received.

9. Other Current Liabilities

Other current liabilities include (in thousands):

	December 31,
	2009	2008
Accrued compensation and benefits	$2,827	$3,594
Accrued cost of revenue	2,822	3,491
Accrued legal fees	2,702	3,662
Income taxes payable	1,905	—
Non income taxes payable	747	1,492
Other accrued expenses	3,137	2,689

Total other current liabilities	$14,140	$14,928

The Company has determined that certain transactions are subject to sales tax in some of the states in which it operates. Accordingly, the Company has recorded a liability for those amounts which are probable and reasonably estimated.

10. Litigation

In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that the Company was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, United States Patent No. 6,553,413 (the ‘413 patent) and United States Patent No. 6,108,703 (the ‘703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent United States Patent No. 7,103,645 (the ‘645 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that the Company infringed four claims of the ‘703 patent at issue and rejecting the Company’s invalidity defenses for the period April 2005 through December 31, 2007. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages. In addition, the jury awarded prejudgment interest which the Company estimated to be $2.6 million at December 31, 2007. The Company recorded an aggregate $48.1 million as a provision for litigation as of December 31, 2007. During the year ended December 31, 2008, the Company estimated its revenue from alleged infringing methods totaled approximately 25% of total revenue. The Company recorded a potential additional provision for litigation totaling $15.5 million, plus additional interest of $2.0 million, for the year ended December 31, 2008. The total provision for litigation at December 31, 2008 was $65.6 million.

On July 1, 2008, the court denied the Company’s Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding the Company’s equitable defenses. The court conducted a bench trial in November 2008 regarding the Company’s equitable defenses. The Company also filed a motion for reconsideration of the court’s earlier denial of the Company’s motion for JMOL. The Company’s motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied the Company’s initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ‘703 patent and that the Company is entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order the Company has reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believes that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of the Company on May 22, 2009, and Akamai filed its notice of appeal of the court’s decision on May 26, 2009 and its appeal brief on September 15, 2009 with the United States Court of Appeals for the Federal Circuit. The Company filed its reply brief on December 9, 2009. The court has not yet set a hearing date. The Company intends to vigorously defend the action. The Company is not able at this time to estimate the range of potential loss nor, in light of the favorable court order, does it believe that a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

Legal and other expenses associated with this case have been significant. The Company includes these litigation expenses in general and administrative expenses, as reported in its consolidated statement of operations. The Company expects that the litigation will continue to be expensive, time consuming and a distraction to its management in operating its business.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against the Company in the United States District Court for the Eastern District of Virginia alleging that the Company was infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining the Company from conducting its business in a manner that infringed the relevant patents. A jury trial was conducted in the United States District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to the Company finding that the Company did not infringe the Level 3 patents. The Company believes the jury verdict finding that the Company did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against the Company by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered judgment in favor of the Company. Level 3 filed its notice of appeal of the court’s decision on July 21, 2009 and its appeal brief on October 5, 2009 with the United States court of Appeals for the Federal Circuit. The Company filed its reply brief on January 19, 2010. The court has not yet set a hearing date. The Company intends to vigorously defend the action. The Company is not able at this time to estimate the range of potential loss nor, in light of the favorable jury verdict, does it believe that a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

In August 2007, the Company, certain of its officers and current and former directors, and the firms that served as the lead underwriters in the Company’s initial public offering were named as defendants in several purported class action lawsuits filed in the United States District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserted causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased the Company’s common stock in its initial public offering and/or pursuant to its Prospectus. The complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning the seasonality of its business and the loss of revenue related to certain customers. On March 17, 2008, the Company and the individual defendants moved to dismiss all of the plaintiffs’ claims and a hearing was held on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of the Company. On September 5, 2008, plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. The Company believes that it and the individual defendants have meritorious defenses to the plaintiffs’ claims and intends to contest the lawsuits vigorously. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance, and the Company is seeking court approval to finalize the settlement. The Company is not able at this time to estimate the range of potential loss nor, in light of the pending settlement does it believe that a loss is probable. Therefore, there is no provision for these lawsuits in the Company’s financial statements.

11. Net Income (Loss) Per Share

On January 1, 2009, the Company adopted ASC Topic 260 (ASC 260), (formerly FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. ASC 260 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. The Company’s restricted stock qualifies as a participating security as defined by ASC 260 as the holders have the non-forfeitable right to receive dividends declared or paid with respect to such restricted stock. The Company has applied ASC 260 to the earnings per share calculations for all periods presented. The Company has included in the computation of outstanding shares approximately 248,000, 872,000 and 1,890,000, respectively of non-vested restricted stock for the years ended December 31, 2009, 2008 and 2007, respectively. The impact of adoption changed previously reported net loss per share for the years ended December 31, 2008 and 2007 from ($0.77) to ($0.76) per share and ($1.30) to ($1.26), per share, respectively.

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

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	2009	2008	2007
Net income (loss) available to common stockholders	$34,890	$(63,067)	$(73,020)

Basic weighted average common shares	84,202	82,932	57,982

Basic weighted average common shares	84,202	82,932	57,982
Dilutive effect of stock options and restricted stock units	3,770	—	—

Diluted weighted average common shares	87,972	82,932	57,982

Basic net income (loss) per share	$0.41	$(0.76)	$(1.26)

Diluted net income (loss) per share	$0.40	$(0.76)	$(1.26)

The following outstanding options, common stock subject to repurchase and common stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	2009	2008	2007
Options to purchase common stock and stock subject to repurchase	4,415	2,168	4,105

12. Comprehensive Loss

The following table presents the calculation of comprehensive income (loss) and its components (in thousands):

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Net income (loss)	$34,890	$(63,067)	$(73,020)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	104	(125)	223
Foreign exchange translation	(271)	279	(4)

Other comprehensive (loss) income	(167)	154	219

Comprehensive income (loss)	$34,723	$(62,913)	$(72,801)

For the periods presented, accumulated other comprehensive gain (loss) consisted of (in thousands):

	December 31,
	2009	2008
Net unrealized gain (loss) on investments, net of tax	$93	$(15)
Foreign currency translation	—	275

Total accumulated other comprehensive gain	$93	$260

In 2007, the Company recognized in interest income an impairment loss of $0.4 million related to an investment in a publicly traded equity security.

13. Notes Payable and Credit Facilities

Line of Credit — Bank

The Company had a $5.0 million bank Line of Credit that matured on October 31, 2009. The Company did not renew the Line of Credit. At December 31, 2008 the Company had no outstanding balance on the line of credit.

Interest expense during 2009 and 2008 was approximately $39,000 and $55,000, respectively and was comprised of the amortization of deferred financing costs.

Interest expense was approximately $1.5 million for the year ended December 31, 2007, which includes interest paid on the Company’s debt obligations and the amortization of deferred financing costs.

14. Warrants

The Company did not issue any warrants in 2009 or 2008 and there were no warrants outstanding at December 31, 2009 and 2008.

15. Stockholders’ Equity

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

Common Stock

The Board of Directors has authorized 150,000,000 shares of $0.001 par value Common Stock at December 31, 2009. The Company has reserved 9,253,000 unissued shares of Common Stock for options outstanding under the incentive compensation plan.

Preferred Stock

On June 13, 2007, the Company amended its certificate of incorporation to authorize the issuance of up to 7,500,000 shares of preferred stock. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the Board of Directors. As of December 31, 2009, the Board of Directors had not adopted any resolutions for the issuance of preferred stock.

16. Share-Based Compensation

The Company measures all employee share-based payment awards using a fair-value method. The grant date fair value is determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires the Company to make key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. The weighted-average expected term for stock options granted was calculated using the simplified method. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. The Company has estimated the volatility rates used as inputs to the model based on an analysis of the most similar public companies for which it has data. The selection of representative companies as well as in evaluating the available historical volatility data for these companies requires considerable judgment by the Company.

In computing share based compensation the Company develops an estimate of the number of share-based awards which it expects will be forfeited due to employee turnover and reduces share-based compensation based on this estimate. Changes in the estimated forfeiture rate may have a significant effect on share-based payments expense, as the effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

The Company will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to the Company’s own stock-based awards on a prospective basis, and in incorporating these factors into the model. If the Company’s actual experience differs significantly from the assumptions used to compute the Company’s share-based compensation cost, or if different assumptions had been used, the Company may have recorded too much or too little share-based compensation cost.

Incentive Compensation Plans

The Company maintains Incentive Compensation Plans (the Plans) to attract, motivate, retain and reward high quality executives and other employees, officers, directors and consultants by enabling such persons to acquire or increase a propriety interest in the Company. The Plans are intended to be qualified plans under the Internal Revenue Code.

The Plans allow the Company to award stock option grants and restricted stock to employees, directors and consultants of the Company. Through December 31, 2009 the Company has granted awards to employees, directors and consultants. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of the Company’s common stock on the date of the grant. Stock options and restricted stock are generally subjected to 4 year vesting with the first 25% of the grant vesting on the first anniversary date of the grant, with the remainder vesting monthly thereafter.

Data pertaining to stock option activity under the Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2006	5,651	$2.98
Granted	4,725	8.77
Exercised	(771)	0.24
Cancelled	(1,131)	5.42

Balance at December 31, 2007	8,474	6.17
Granted	3,835	5.57
Exercised	(645)	0.34
Cancelled	(4,825)	8.21

Balance at December 31, 2008	6,839	4.94
Granted	2,454	4.56
Exercised	(722)	0.38
Cancelled	(711)	5.10

Balance at December 31, 2009	7,860	5.22

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2009:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	1,347	5.98	$0.34	1,209	$0.33
$ 1.51 — $ 3.00	449	7.86	2.30	246	2.21
$ 3.01 — $ 4.50	1,292	9.04	3.69	240	3.34
$ 4.51 — $ 6.00	1,609	9.34	5.00	35	5.13
$ 6.01 — $ 7.50	2,160	7.38	6.45	784	6.43
$ 7.51 — $ 9.00	204	7.29	7.77	135	7.77
$ 9.01 — $10.50	10	7.86	9.93	10	9.93
$10.51 — $12.00	178	7.49	11.12	118	11.14
$12.01 — $13.50	7	7.85	12.52	4	12.52
$13.51 — $15.00	604	7.41	15.00	378	15.00

	7,860			3,159

The weighted-average grant-date fair value of options granted during the year ended December 31, 2009, 2008 and 2007 on a per-share basis was approximately $3.02, $4.03 and $9.25, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $2.4 million, $2.3 million and $3.0 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2009 is $6.0 million.

The fair value of each new option awarded is estimated on the grant date using the Black-Scholes-Merton model using the assumptions noted in the following table:

	Years Ended December 31,
	2009	2008	2007
Expected volatility	77.17%	84.84%	84.47%
Expected term, years	5.47	5.83	5.79
Risk-free interest	3.81%	4.32%	4.71%
Expected dividends	0.00%	0.00%	0.00%

The Company recognizes expense using the straight-line attribution method. Unrecognized share-based compensation related to stock options totaled $17.2 million at December 31, 2009. The Company expects to amortize unvested stock compensation related to stock options over a weighted average period of 2.37 years at December 31, 2009.

The Company’s expected volatility is derived from its own volatility rate as a publicly traded company and historical volatilities of similar public companies within the Internet services and network industry. Each company’s historical volatility is weighted based on certain qualitative factors and combined to produce a single volatility factor used by the Company. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. The expected term is calculated using the “short-cut” method provided in the Securities Exchange Commission’s Staff Accounting Bulletin No. 107, which takes into consideration the grant’s contractual life and the vesting periods. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Any impact from a forfeiture rate adjustment will be recognized in full in the period of the adjustment. During the year ended December 31, 2009, 2008 and 2007, the Company recorded share-based compensation related to stock options of approximately $8.6 million, $10.6 million and $15.7 million, respectively.

Effective May 15, 2008 the Company initiated a Stock Option/Restricted Stock Unit Exchange Offer (the Offer). Pursuant to the Offer, employees (other than executive officers) had the opportunity to exchange certain stock options issued by the Company after April 1, 2007 for restricted stock units (RSUs). The exchange ratio was one RSU in exchange for two stock options. The RSUs vest one-sixth on December 1, 2008 and one-sixth each six months thereafter such that all RSUs issued pursuant to the Offer will be vested no later than June 1, 2011. The Offer was carried out in accordance with tender offer documents filed with the SEC on May 15, 2008. The Offer expired June 16, 2008. In aggregate, 2,002,100 eligible stock options were tendered by eligible employees and 1,001,051 RSUs were issued in exchange pursuant to the Offer. In addition, the Company entered into agreements with executive officers whereby 875,000 stock options were exchanged for 437,500 RSUs. The Company determined this was a Type I (probable-to-probable) modification for substantially all of the tendered options. Accordingly, the Company measured the incremental fair value of the RSUs issued over that of the options tendered and recorded $29,000 of additional unrecognized share-based compensation related to the Offer. This additional unrecognized share-based compensation, as well as unrecognized share-based compensation related to the options tendered in the Offer, will be recognized over the vesting period of the RSUs using the straight-line method over the vesting period.

The Offer also included the exchange of performance-based stock options for one employee. At the time of the Offer, the Company determined the original award was not probable of being earned, and had not recorded any share-based compensation expense. As such, the exchange of this performance-based option for RSUs is considered to be a Type III (improbable to probable) modification. The Company measured the fair value of the RSUs issued in the Offer, and will recognize the expense using the straight-line method over the vesting period.

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

The performance based RSUs will only vest if the Company exceeds specified revenue and cash gross margin targets during the quarters ending on or before March 31, 2010. The RSUs are separated into four tranches of 100,000 Performance RSU’s each. The maximum number of performance-based RSUs that may vest is based on the achievement of specific quarterly financial targets. Any Performance RSUs that have not vested based on the achievement of the quarterly financial targets with respect to quarters on or before March 31, 2010, will expire and be cancelled immediately following the determination of the Company’s financial performance for the last quarter ending on or before March 31, 2010. As of December 31, 2009, 50,000 of the performance RSUs had vested.

In May 2009, the Company granted 282,168 performance based RSUs to various employees. The performance based RSU’s will only vest if a specific revenue target is achieved in any one quarter during the ten full quarters following the date of the grant and provided the employee remains with the Company through the vesting date. As of December 31, 2009, the performance requirement was not probable of being achieved and accordingly no compensation expense has been recognized.

On June 1, 2009 the Company granted 230,000 RSUs to certain executive officers. Each of the RSU awards, if eligible, shall vest in three (3) equal annual installments beginning on the third business day following the Company’s public announcement of its earnings for the fiscal quarter ending June 30, 2010, and the second and third installments vesting on June 1, 2011 and June 1, 2012, provided the executive officer remains with the Company through each such vesting date. All or a portion of the RSUs may become eligible for vesting based upon the achievement of certain financial performance targets for the twelve-month period ending June 30, 2010. RSUs that do not become eligible are forfeited. As of December 31, 2009, no compensation expense had been recognized for these RSUs.

On June 1, 2009 the Company granted 320,000 stock options to certain executive officers. Each of the stock option awards vest one quarter (1/4th) on June 1, 2010, and one forty-eighth (1/48th) each month thereafter on the first day of each month, provided the executive officer remains with the Company through each such vesting date.

The following table summarizes the different types of restricted stock units (RSUs) outstanding:

	Year Ended December 31, 2009	Year Ended December 31, 2008
	(In thousands)	(In thousands)
RSUs with service-based vesting conditions	1,303	2,199
Performance-based RSUs	881	419

Unvested RSUs	2,184	2,618

Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the share-based compensation expense is being recognized over the service period of the award.

Data pertaining to restricted stock units activity under the Plan is as follows:

	Number of Units	Weighted Average Fair Value Price
	(In thousands)
Balance at December 31, 2007	—	$—
Granted	2,976	6.75
Vested	(337)	8.58
Cancelled	(21)	11.61

Balance at December 31, 2008	2,618	6.52
Granted	540	0.14
Vested	(846)	6.86
Cancelled	(128)	9.16

Balance at December 31, 2009	2,184	5.22

The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2009 and 2008 was approximately $4.70 and $6.75, respectively. The total intrinsic value of the units vested during the year ended December 31, 2009 and 2008 was approximately $3.4 million and $0.8 million, respectively. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2009 is $4.5 million.

The Company has also granted restricted stock awards to certain employees. In 2006, the Company granted 1,845,000 shares of restricted stock with a deemed fair value of $12.2 million. The restricted stock awards were valued at the deemed fair value of the Company’s common stock on the date of grant and the total value of the award is expensed ratably over the service period of the award. There were no grants of restricted stock during the years ended December 31, 2009, 2008 and 2007, respectively.

Also during 2006, certain executives of the Company early exercised 2,939,000 unvested stock options and received restricted stock. The restrictions on these shares lapse under the vesting terms of the original option grants.

Data pertaining to restricted stock activity under the Plan is as follows:

Number Shares
(In thousands)
Balance at December 31, 2006 of unvested shares	3,639
Granted	—
Vested	(2,508)
Cancelled	—

Balance at December 31, 2007 of unvested shares	1,131
Granted	—
Vested	(623)
Cancelled	(43)

Balance at December 31, 2008 of unvested shares	465
Granted	—
Vested	(402)
Cancelled	—

Balance at December 31, 2009 of unvested shares	63

Share-based payment compensation related to all restricted stock awards and restricted stock units for the years ended December 31, 2009, 2008 and 2007 was approximately $8.9 million, $7.5 million and $3.2 million, respectively. At December 31, 2009 there was $8.8 million of total unrecognized compensation costs related to non-vested restricted stock awards and restricted stock unit’s share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.51 years as of December 31, 2009.

The Company’s stock option plan contains an “early exercise” provision. Upon early exercise of the option, the exercising holder receives restricted common stock. The restricted stock shares vest over the same period as the original stock option award. If the restricted stock does not vest because the required service period is unmet, the Company has the option to reacquire the restricted common stock for the lesser of the amount paid to acquire it or the fair value of the common stock at the call date. As of December 31, 2009, 2008 and 2007, respectively, there were no unvested shares of restricted common stock related to the early exercise of stock options subject to repurchase by the Company.

The Company recognizes expense using the straight-line attribution method. The Company also estimates when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of stock-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent the Company’s estimates of awards considered probable of being earned changes, the amount of stock-based compensation recognized will also change. The Company recorded share-based compensation expense related to stock options, restricted stock and RSUs under the during the years ended December 31, 2009, 2008 and 2007 of approximately $17.5 million, $18.1 million and $18.9 million, respectively. Of these charges, approximately $6.7 million in 2007 relate to options granted to the Company’s four founders in connection with the Company’s Series B preferred stock financing in July 2006. Unrecognized share-based compensation expense totaled $26.1 million at December 31, 2009, which is expected to be recognized over a weighted average period of 2.08 years.

The following table summarizes the components of share-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 in accordance with ASC 718 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Share-based compensation expense by type of award:
Stock options	$8,554	$10,576	$15,709
Restricted stock awards and units	8,909	7,482	3,201

Total share-based compensation expense	$17,463	$18,058	$18,910

Effect of share-based compensation expense on income by line:
Cost of services	$2,414	$2,243	$1,489
General and administrative expense	7,556	8,060	10,653
Sales and marketing expense	4,970	5,400	3,948
Research and development expense	2,523	2,355	2,820

Total cost related to share-based compensation expense	$17,463	$18,058	$18,910

17. Related Party Transactions

In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of the Company’s initial public offering became holders of more than 10% of the Company’s common stock. On June 14, 2007, upon the closing of the Company’s IPO, all outstanding shares of the Company’s Series B Convertible Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. As of December 31, 2009, 2008 and 2007, Goldman, Sachs & Co. owned approximately 36%, 36% and 37%, respectively, of the Company’s outstanding common stock.

The Company leases office space from a company owned by one of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $12,000, for each of the years ended December 31, 2009, 2008 and 2007, respectively.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executives. For the year ended December 31, 2009, the Company did not generate any revenue from related parties. Revenue derived from related parties was less than 1% for the years ended December 31, 2008 and 2007, respectively.

18. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space which expire through 2011. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of December 31, 2009 are as follows (in thousands):

2010	$1,119
2011	171
2012	—
2013	—
2014 and thereafter	—

Total minimum payments	$1,290

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. The following summarizes minimum commitments as of December 31, 2009 for the next five years (in thousands):

2010	$23,807
2011	6,993
2012	3,486
2013	1,005
2014 and thereafter	591

Total minimum payments	$35,882

Rent and operating expense relating to these operating lease agreements and bandwidth and co-location agreements was approximately $46.7 million, $46.6 million and $36.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Capital Leases

During 2007, the Company paid in full all capital leases. In connection with the early repayment of these leases, the Company paid penalty amounts resulting in additional interest expense. Interest expense related to capital leases was approximately $-0-, $-0- and $85,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company had no commitments under any capital lease obligations.

19. Concentrations

For the years ended December 31, 2009, 2008 and 2007, respectively, the Company had one customer, Microsoft, that accounted for more than 10% of its revenue. Revenues for this customer were approximately $18.8 million, $22.8 million and $12.5 million, respectively for the years ended December 31, 2009, 2008 and 2007.

Revenue from non-United States sources totaled approximately $29.0 million, $20.7 million and $13.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. No single country outside of the United States accounted for 10% or more of the Company’s total revenues during these years.

20. Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Income (loss) before income taxes:
United States	$33,336	$(63,592)	$(72,083)
Foreign	2,638	541	1,464

	$35,974	$(63,051)	$(70,619)

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(141)	$(530)	$1,397
State	83	(30)	115
Foreign	1,142	667	421

Total current	1,084	107	1,933
Deferred:
Federal	—	(77)	399
State	—	(14)	69
Foreign	—	—	—

Total deferred	—	(91)	468

Total provision	$1,084	$16	$2,401

A reconciliation of the Company’s tax provision (benefit) to the expected tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Tax expense (benefit) at the federal statutory rate — 35%	$12,591	$(22,068)	$(24,717)
Share based compensation	1,219	698	4,143
State income taxes, net of the federal effect	839	(1,020)	(3,112)
Valuation allowance changes affecting federal income tax expense	(12,638)	21,475	25,723
Uncertain tax positions	26	667	399
Change in state rate	(756)	984	—
Other	(197)	(720)	(35)

Tax provision	$1,084	$16	$2,401

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2009	2008
Deferred tax assets:
Accounts receivable reserves	$274	$269
Share-based compensation	15,261	9,312
Deferred revenue	5,077	5,559
Provision for litigation	—	24,811
Fixed assets	7,878	2,527
Marketable equity securities	149	88
NOL carryforward	4,058	4,034
AMT credit carryforward	—	331
Foreign tax credit	1,562	596
Other	494	246

Total deferred tax assets	34,753	47,773
Deferred tax liabilities:
Prepaid expenses	(144)	(167)
State taxes	(129)	(129)
Goodwill related to Kiptronic Inc. acquisition	(10)	—
Other	(112)	(82)

Total deferred tax liabilities	(395)	(378)

Valuation allowance	(34,368)	(47,395)

Net deferred tax liabilities	$(10)	$—

A deferred United States tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is the Company’s intent to permanently reinvest such earnings. At December 31, 2009, the Company had $10.5 million federal and $11.1 million state net operating loss carryforwards, excluding amounts anticipated from the exercise of non-qualified stock options. Under the carryback provisions available for federal income tax purposes, the Company has carried back the maximum federal net operating loss allowed. The Company’s federal net operating losses will begin to expire in 2027. For state income tax purposes, a carryback of the loss is not available; however, the state net operating loss can generally be carried forward and used to offset future state taxable income. The state net operating loss carryforwards will begin to expire in 2012.

The Company reduces the carrying amounts of deferred tax assets by a valuation allowance, if based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods by jurisdiction, unitary versus stand alone state tax filings, the Company’s experience with loss carryforwards not expiring unutilized, and all tax planning alternatives that may be available. In making the determination of whether the recoverability of the Company’s deferred tax assets was likely as of December 31, 2009, management determined there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude that it was more likely than not that approximately $34.4 million of the Company’s net deferred tax assets would not be realized and accordingly established a full valuation allowance. The Company has certain taxable temporary differences related to identifiable-indefinite-lived assets that cannot be offset by existing deductible temporary differences resulting in a deferred tax liability of $10,000.

A summary of the activities associated with the Company’s reserve for unrecognized tax benefits, interest and penalties follow (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2008	$604
Increases related to current year tax positions	604
Expiration of statute of limitations for the assessment of taxes	—
Other	—

Balance at December 31, 2008	1,208
Increases related to current year tax positions	—
Expiration of statute of limitations for the assessment of taxes	—
Other	—

Balance at December 31, 2009	$1,208

The Company adopted the provisions of ASC 740 (formerly FIN 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. The adoption of ASC 740 did not result in the recognition of a cumulative effect of adoption of a new accounting principle adjustment. The Company recognized a foreign tax obligation which generated a corresponding deferred tax asset in the United States of $240,000 at adoption of ASC 740. The Company does not anticipate its unrecognized tax benefits will decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2009, the Company had an interest and penalties accrual related to unrecognized tax benefits of $258,000, which increased $26,000 during 2009.

The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2005 through 2008 generally remain subject to examination by federal and most state tax authorities. As of December 31, 2009, the Company is not under any Federal examination.

21. Advertising and Marketing

Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of Internet, trade show and publications advertising, were approximately $0.8 million, $1.9 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

22. 401(k) Plan

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

Effective January 1, 2007, the Company amended the plan to include a Company match. The Company will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Company employees may elect to reduce their current compensation by up to 15% or the statutory limit. The Company made matching contributions of approximately $0.7 million, $0.6 million and $0.5 million, respectively, during the years ended December 31, 2009, 2008 and 2007.

23. Segment Reporting

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenue
Domestic revenue	$102,622	$108,819	$89,867
International revenue	29,041	20,711	13,244

Total revenue	$131,663	$129,530	$103,111

	Years Ended December 31,
	2009	2008	2007
Long-lived Assets
Domestic long-lived assets	$20,889	$28,701	$33,490
International long-lived assets	14,635	11,484	13,478

Total long-lived assets	$35,524	$40,185	$46,968

24. Fair Value Measurements

The Company evaluates certain of its financial instruments within the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds, and US Government Agency Bonds which are classified as marketable securities on the Company’s consolidated balance sheet. All of these investments are publicly traded and for which market prices are readily available.

The Company’s assets measured at fair value at December 31, 2009, were as follows (in thousands):

Description	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government agency bonds	$46,136	$46,136	$—	$—
Commercial paper	8,996	—	8,996	—
Corporate notes and bonds	9,738	9,738	—	—
Publicly traded common stock	12	12	—	—

Total assets measured at fair value	$64,882	$55,886	$8,996	$—

For the year ended December 31, 2009, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the year ended December 31, 2009, the Company had unrealized gains of approximately $124,000.

25. Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2009 and 2008. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
Revenues	$33,175	$32,333	$32,530	$33,625
Gross margin	$11,704	$11,255	$11,623	$11,458
Net income (loss)	$55,135	$(5,298)	$(5,220)	$(9,726)
Basic net income (loss) per share	$0.66	$(0.06)	$(0.06)	$(0.11)
Diluted net income (loss) per share	$0.64	$(0.06)	$(0.06)	$(0.11)
Basic weighted average common shares outstanding	83,515	84,033	84,489	84,770
Diluted weighted average common shares outstanding	85,968	84,033	84,489	84,770

	For the Three Months Ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Revenues	$30,202	$30,314	$33,116	$35,898
Gross margin	$9,530	$10,563	$11,559	$14,017
Net loss	$(18,442)	$(15,331)	$(15,352)	$(13,942)
Basic net loss per share	$(0.22)	$(0.18)	$(0.18)	$(0.17)
Diluted net loss per share	$(0.22)	$(0.18)	$(0.18)	$(0.17)
Basic weighted average common shares outstanding	82,623	82,889	83,022	83,192
Diluted weighted average common shares outstanding	82,623	82,889	83,022	83,192

26. Subsequent Event

The Company has evaluated events and transactions occurring subsequent to December 31, 2009. There were no recognized subsequent events requiring recognition in the financial statements and one non-recognized subsequent events requiring disclosure.

On January 26, 2010 the Company signed a stock purchase agreement in connection with the purchase of a small software company located in Germany (the German Merger Sub). The consideration for the German Merger Sub consisted of approximately 2 million Euros of cash and stock, with an additional 2 million Euros of consideration dependent upon attaining financial milestones for the year 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

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

To assist management, we engaged an international accounting firm to assist in verifying and monitoring our internal controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of management override or improper acts, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to management override, error or improper acts may occur and not be detected. Any resulting misstatement or loss may have an adverse and material effect on our business, financial condition and results of operations.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limelight Networks, Inc.

We have audited Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limelight Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Limelight Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Limelight Networks, Inc. and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 12, 2010

Changes in Internal Control over Financial Reporting

With the exception of the change in controls noted below, no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of 2008, we implemented a new customer invoicing and revenue reporting system. As of December 31, 2008, the system had not been fully implemented. We anticipate that this new invoicing and revenue reporting system will further enhance our internal controls over financial reporting. We expected that the new system would be fully implemented during the first quarter of 2009. We currently are continuing to make modification and enhancements to the system. The system is expected to be fully implemented during the first half 2010.

During the fourth quarter of 2009, we implemented a new purchasing, accounts payable and general ledger reporting system. As of December 31, 2009, the system had not been fully implemented. We anticipate that these new reporting systems will further enhance our internal controls over financial reporting. The systems are expected to be fully implemented during the first half of 2010.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2009 (shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,860	$5.22	9,253
Equity compensation plans not approved by security holders	—	—	—

Total	7,860	$5.22	9,253

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services.

Information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents included in this annual report on Form 10-K.

(1)	Financial Statements. See Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	Financial Schedules. The schedule listed below is filed as part of this annual report on Form 10-K:

Page
Schedule II — Valuation and Qualifying Accounts	121

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: March 12, 2010	By:	/s/ DOUGLAS S. LINDROTH
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

Signature	Title	Date

/S/ JEFFREY W. LUNSFORD Jeffrey W. Lunsford	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2010

/S/ DOUGLAS S. LINDROTH Douglas S. Lindroth	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010

/S/ WALTER D. AMARAL Walter D. Amaral	Director	March 12, 2010

/S/ JEFFREY T. FISHER Jeffrey T. Fisher	Director	March 12, 2010

/S/ JOSEPH H. GLEBERMAN Joseph H. Gleberman	Director	March 12, 2010

/S/ FREDRIC W. HARMAN Fredric W. Harman	Director	March 12, 2010

/S/ PETER J. PERRONE Peter J. Perrone	Director	March 12, 2010

/S/ DAVID C. PETERSCHMIDT David C. Peterschmidt	Director	March 12, 2010

/S/ NATHAN F. RACIBORSKI Nathan F. Raciborski	Co-Founder, Chief Technical Officer and Director	March 12, 2010

LIMELIGHT NETWORKS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2007:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,204	2,630	3,175	2,987	$4,022
Deferred tax asset valuation allowance	$—	25,723	—	—	$25,723
Year ended December 31, 2008:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,022	5,408	3,842	5,707	$7,565
Deferred tax asset valuation allowance	$25,723	21,672	—	—	$47,395
Year ended December 31, 2009:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$7,565	3,869	1,144	3,352	$9,226
Deferred tax asset valuation allowance	$47,395	—	—	13,027	$34,368

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1(1)

Agreement and Plan of Merger by and among Registrant, Elvis Merger Sub One Corporation, Elvis Merger Sub Two LLC, EyeWonder, Inc., John J. Vincent, as Stockholder Representative and Deutsche Bank National Trust, as Escrow Agent, dated December 21, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(3)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(4)	Specimen Common Stock Certificate of the Registrant.

4.2(4)	Amended and Restated Investors’ Rights Agreement dated July 12, 2006.

10.1(4)	Form of Indemnification Agreement for directors and officers.

10.2(4)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(4)	2007 Equity Incentive Plan and form of agreement thereunder.

10.4(4)	Employment Agreement between the Registrant and Jeffrey W. Lunsford dated October 20, 2006.

10.4.01†(5)	Equity Award Amendment and Grant of Restricted Stock Units under the Registrant’s 2007 Equity Incentive Plan dated November 25, 2008.

10.4.02(6)	Amendment to Employment Agreement between the Registrant and Jeffrey W. Lunsford dated December 30, 2008.

10.5(4)	Employment Agreement between the Registrant and Matthew Hale dated November 22, 2006.

10.5.01(7)	Amended and Restated Employment Agreement between the Registrant and Matthew Hale dated July 9, 2008.

10.5.02(8)	Amendment to Amended and Restated Employment Agreement between the Registrant and Matthew Hale dated December 30, 2008.

10.6(4)	Lease between the Registrant and Bel de Mar, LLC dated November 18, 2002.

10.7(4)	Lease between the Registrant and Bel de Mar, LLC dated December 1, 2004.

10.8(4)	Lease between the Registrant and Calwest Industrial Properties, LLC dated September 7, 2005.

10.9(4)	Loan and Security Agreement dated April 15, 2005 between the Registrant and Silicon Valley Bank, and amendments thereto.

10.10†(4)	Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, and amendments thereto.

10.10.01†(9)	Amendments to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001.

10.10.02†(10)	Amendment #23 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.

10.10.03†(11)	Amendment #24 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.

10.12(4)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.13(4)	Employment Agreement between the Registrant and David M. Hatfield dated March 27, 2007.

Exhibit Number	Exhibit Title
10.13.01(12)	Amendment to Employment Agreement between the Registrant and David M. Hatfield dated December 30, 2008.

10.14(4)

Escrow Agreement Clarification dated May 9, 2007 among the Registrant, U.S. Bank, N.A., Michael Gordon as Stockholders’ Representative and GS Capital Partners V Fund, L.P. as Purchasers’ Representative.

10.15†(13)

Edge Computing Network Service and License Agreement dated March 1, 2007 between the Registrant and Microsoft Corporation, and Addendum to the Edge Computing Network Service and License Agreement dated March 19, 2007.

10.15.01†(14)	Amendment to Edge Computing Network Service and License Agreement between the Registrant and Microsoft Corporation dated October 1, 2008.

10.16(15)	Employment Agreement between the Registrant and Philip C. Maynard effective October 22, 2007.

10.16.01(16)	Amendment to Employment Agreement between the Registrant and Philip C. Maynard dated December 30, 2008.

10.17(17)	Employment Agreement between the Registrant and Nathan F. Raciborski dated September 22, 2008.

10.17.01(18)	Amendment to Employment Agreement between the Registrant and Nathan F. Raciborski dated December 30, 2008.

10.18(19)	Employment Agreement between the Registrant and Michael M. Gordon dated September 22, 2008.

10.18.01(20)	Amendment to Employment Agreement between the Registrant and Michael M. Gordon dated December 30, 2008.

10.19(21)	Employment Agreement between the Registrant and Douglas S. Lindroth dated October 14, 2008.

10.19.01(22)	Amendment to Employment Agreement between the Registrant and Douglas S. Lindroth dated December 30, 2008.

10.20(23)	Master Executive Bonus and Management Bonus Plan.

10.21(24)	Form of EyeWonder, Inc. Voting Agreement by and between the Registrant and EyeWonder, Inc. dated December 21, 2009.

10.22(25)	Form of Stock Purchase Agreement by and between the Registrant and EyeWonder, Inc. dated December 21, 2009.

10.23(26)	Form of Limelight Networks, Inc. Voting Agreement by and between the Registrant and EyeWonder, Inc. dated December 21, 2009.

10.24(27)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.25(28)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

21.1(4)	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Title
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2009.

(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(3)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(4)	Incorporated by reference to the same number exhibit of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(5)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 26, 2008.

(6)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(7)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 10, 2008.

(8)	Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(9)	Incorporated by reference to Exhibit 10.10.01 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008.

(10)	Incorporated by reference to Exhibit 10.10.02 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2009.

(11)	Incorporated by reference to Exhibit 10.10.03 of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009.

(12)	Incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(13)	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007.

(14)	Incorporated by reference to Exhibit 10.15.01 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2008.

(15)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on November 13, 2007.

(16)	Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(17)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 23, 2008.

(18)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(19)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on September 23, 2008.

(20)	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(21)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2008.

(22)	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(23)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.

(24)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K filed on December 21, 2009.

(25)	Incorporated by reference to Exhibit 10.22 of the Registrant’s Current Report on Form 8-K filed on December 21, 2009.

(26)	Incorporated by reference to Exhibit 10.23 of the Registrant’s Current Report on Form 8-K filed on December 21, 2009.

(27)	Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.

(28)	Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

†	Confidential treatment has been requested or granted for portions of this exhibit by the Securities and Exchange Commission.