Form 10-Q
period 2010-03-31
Limelight Networks, Inc.
filed 2010-05-07
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2010: 88,254,488 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,295	$89,509
Marketable securities	53,557	64,870
Accounts receivable, net of reserves of $9,667 at March 31, 2010 and $9,226 at December 31, 2009, respectively	25,828	26,363
Income taxes receivable	623	617
Prepaid expenses and other current assets	8,919	9,654

Total current assets	184,222	191,013
Property and equipment, net	35,776	35,524
Marketable securities, less current portion	8	12
Goodwill	1,895	619
Other intangible assets, net	4,291	370
Other assets	8,299	8,132

Total assets	$234,491	$235,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,860	$5,144
Deferred revenue, current portion	10,650	12,199
Other current liabilities	15,495	14,140

Total current liabilities	33,005	31,483
Deferred revenue, less current portion	—	1,377
Deferred income tax, less current portion	14	10

Total liabilities	33,019	32,870
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at March 31, 2010; 85,228 and 85,011 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	85	85
Additional paid-in capital	313,217	308,537
Accumulated other comprehensive (loss) income	(131)	93
Accumulated deficit	(111,699)	(105,915)

Total stockholders’ equity	201,472	202,800

Total liabilities and stockholders’ equity	$234,491	$235,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenues	$36,087	$33,175
Cost of revenue:
Cost of services	16,205	14,923
Depreciation — network	4,778	6,548

Total cost of revenue	20,983	21,471

Gross margin	15,104	11,704
Operating expenses:
General and administrative	8,127	11,904
Sales and marketing	9,387	8,139
Research and development	2,645	1,910
Depreciation and amortization	766	540
Provision for litigation	—	(65,645)

Total operating expenses	20,925	(43,152)

Operating (loss) income	(5,821)	54,856
Other income (expense):
Interest expense	(1)	(11)
Interest income	302	383
Other (expense) income	(25)	227

Total other income (expense)	276	599

(Loss) income before income taxes	(5,545)	55,455
Income tax expense	240	320

Net (loss) income	$(5,785)	$55,135

Net (loss) income per weighted average share:
Basic	$(0.07)	$0.66

Diluted	$(0.07)	$0.64

Shares used in per weighted average share calculations:
Basic	85,119	83,515
Diluted	85,119	85,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(5,785)	$55,135
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,544	7,088
Share-based compensation	4,343	4,487
Provision for litigation	—	(65,645)
Accounts receivable charges	1,169	3,288
Loss (gain) on foreign exchange	49	(31)
Loss on sale of property and equipment	89	—
Accretion of marketable securities	24	—
Changes in operating assets and liabilities:
Accounts receivable	(305)	(3,840)
Prepaid expenses and other current assets	685	(593)
Income taxes receivable	(53)	(157)
Other assets	(167)	(4,311)
Accounts payable	264	(1,223)
Deferred revenue	(3,105)	(822)
Other current liabilities	(2,081)	(5,144)

Net cash provided by (used in) operating activities	671	(11,768)

Cash flows from investing activities:
Purchase of marketable securities	(16,755)	—
Sale of marketable securities	28,000	21,300
Purchases of property and equipment	(4,250)	(754)
Purchased business, chors, net of cash acquired	(2,004)	—

Net cash provided by investing activities	4,991	20,546

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	27	76

Net cash provided by financing activities	27	76

Effect of exchange rate changes on cash	97	(243)

Net increase in cash and cash equivalents	5,786	8,611
Cash and cash equivalents at beginning of period	89,509	138,180

Cash and cash equivalents at end of period	$95,295	$146,791

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$—

Cash paid for income taxes	$155	$454

Property and equipment purchases remaining in accounts payable	$1,078	$4,073

Property and equipment purchases remaining in other current liabilities	$329	$—

Equity issued in connection with chors acquisition	$312	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Limelight Networks, Inc. (the Company) provides content delivery network (CDN) services in the United States, Europe, and Asia Pacific. The Company delivers content for traditional and emerging media companies or content providers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame, software, and social media industries; online businesses operating e-commerce storefronts; and government organizations and corporate or enterprise businesses that operate a Web site.

2. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term assets, capitalized software, provision for litigation, income and other taxes, the fair value of stock-based compensation and other contingent liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate. The accompanying condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, are unaudited. The condensed consolidated balance sheet information as of December 31, 2009 is derived from the audited consolidated financial statements which were included in our Annual Report on Form 10-K filed with the SEC on March 12, 2010. The consolidated financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K filed on March 12, 2010.

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

Revenue Recognition

The Company primarily derives revenue from the sale of content delivery network services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly or annual level of usage and provide the rate at which the customer must pay for actual usage above the monthly or annual minimum. For these services, the Company recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of the Company’s services exceed the monthly minimum commit, the Company recognizes revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, the Company recognizes revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognizes any remaining committed amount for the applicable period in the last month thereof. The Company typically charges the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. The Company also derives revenue from services and events sold as discrete, non-recurring events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

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

The Company has certain multi-element arrangements in place at March 31, 2010. Under these arrangements, the Company recognized approximately $2.9 million and $1.1 million in revenue for the three month periods ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company had deferred revenue related to its multi-element arrangements of approximately $7.2 million that will be recognized over the remaining terms of the respective arrangements based on the underlying elements of the arrangements in accordance with the Company’s revenue recognition policies.

The Company also sells services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. The Company records revenue under these agreements on a net or gross basis depending upon the terms of the arrangement. The Company typically records revenue gross when it has risk of loss, latitude in establishing price, credit risk and is the primary obligor in the arrangement. Reseller revenue for the three month period ended March 31, 2010 represented approximately 7% of the Company’s total revenue compared to approximately 2% of our total revenue for the three month period ended March 31, 2009.

From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, website, print and signage. The Company recorded barter revenue and expense of approximately $28,000 and $92,000, for the three months ended March 31, 2010 and 2009, respectively.

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

Investments in Marketable Securities

Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such classification as of each balance sheet date. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations.

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

The following is a summary of available-for-sale securities at March 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$41,385	$11	$(26)	$41,370
Commercial paper	2,996	—	—	2,996
Corporate notes and bonds	9,131	65	(5)	9,191

Total available-for-sale debt securities	53,512	76	(31)	53,557
Publicly traded common stock	12	—	(4)	8

Total available-for-sale securities	$53,524	$76	$(35)	$53,565

At March 31, 2010, the Company evaluated its investment portfolio in available-for-sale debt securities, and noted unrealized losses of $31,000 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2010. There have been no unrealized losses greater than twelve months. The Company’s intent is to hold these investments until such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

At March 31, 2010, the Company evaluated its investment portfolio in publicly traded common stock to determine if there had been decline in market value that was considered to be other-than-temporary. At March 31, 2010, the Company concluded that the decline in publicly traded common stock was temporary and adjusted it to fair value through comprehensive income.

The amortized cost and estimated fair value of the available-for-sale debt securities at March 31, 2010, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$46,945	$75	$(25)	$46,995
Due after one year and through five years	6,567	1	(6)	6,562

	$53,512	$76	$(31)	$53,557

The following is a summary of available-for-sale securities at December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$46,153	$16	$(33)	$46,136
Commercial paper	8,996	—	—	8,996
Corporate notes and bonds	9,631	108	(1)	9,738

Total available-for-sale debt securities	64,780	124	(34)	64,870
Publicly traded common stock	13	—	(1)	12

Total available-for-sale securities	$64,793	$124	$(35)	$64,882

The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 2009, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$62,223	$124	$(27)	$62,320
Due after one year and less than two years	2,557	—	(7)	2,550

	$64,780	$124	$(34)	$64,870

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

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results and outcomes could differ from those estimates. Significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term asset, provision for litigation, capitalized software, income and other taxes, the fair value of share-based compensation and other contingent liabilities.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on the relative selling prices. In absence of the vendor specific objective evidence or third party evidence of the selling price, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company will adopt these new accounting standards in the first quarter of 2011 using the prospective method.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no impact on the Company’s financial position, results of operations or cash flows.

As of January 1, 2010, the Company adopted Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This new accounting standard requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The standard requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of the standard did not have any material impact on the Company’s financial position, results of operations or cash flows.

As of January 1, 2010, the Company adopted Accounting Standards Update 2010-02, Consolidation (Topic 810)—Accounting and Reporting for Decreases in Ownership of a Subsidiary. This new accounting standard clarifies the scope of the decrease in ownership provisions and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. The standard is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and thus is effective for the Company’s first quarter reporting in 2010. The amendments in the standard must be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of the standard did not have any material impact on the Company’s financial position, results of operations or cash flows.

3. Business Acquisitions

chors GmbH

On January 27, 2010 the Company acquired chors GmbH or chors, an on-line and direct marketing solutions provider located in Germany. The aggregate purchase price, including the earn-out provision consisted of approximately $2.8 million of cash, of which approximately $2.5 million was paid at closing and up to 860,000 shares of the Company’s common stock, of which 86,000 shares were issued at closing. The preliminary fair value of the common stock issued as consideration for chors was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. For purposes of the tentative purchase price allocation, the Company has used a total consideration value of approximately $5.8 million. In addition, the Company incurred approximately $0.2 million of transaction costs, which primarily consisted of fees for legal and financial advisory services. These transaction costs were included in general and administrative expenses in the Company’s statement of operations for the three months ended March 31, 2010. The Company’s consolidated financial statements include the results of operations of chors from the date of acquisition. The historical results of operations of chors were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The purchase price allocation is preliminary and a final determination of purchase accounting adjustments will be made upon the finalization of the Company’s integration activities, which are expected to be completed during the second quarter of 2010. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the chors acquisition will not be amortized and will be tested for impairment at least annually. The preliminary allocation of the aggregate purchase price of approximately $5.8 million as determined by management includes: tangible assets of $0.9 million, identifiable intangible assets of $4.2 million, assumed liabilities of $0.6 million, and goodwill of $1.3 million. chors offers consulting and software development to digital media advertising agencies and companies designed to automate targeting and delivery and improve the efficacy of their online marketing efforts.

EyeWonder Acquisition

On December 21, 2009 the Company entered into an Agreement and Plan of Merger to acquire EyeWonder, Inc., a rich media ad serving vendor and on April 30, 2010, the Company completed its acquisition of EyeWonder. Under the terms of the Merger Agreement, the former holders of EyeWonder securities that were outstanding immediately prior to the completion of the merger will receive, in the aggregate, approximately $49.6 million in cash and 9,726,301 shares of the Company’s common stock with a determined value of approximately $39.1 million based on the closing price of the Company’s common stock on April 30, 2010. In addition, the former EyeWonder securityholders may receive up to 4,774,000 shares of the Company’s common stock and approximately $0.3 million in cash in approximately April 2011 if certain performance metrics are satisfied. Under the terms of the Merger Agreement, 3,013,699 shares of the Company’s common stock have been set aside in an escrow account and will be held until June 28, 2011, subject to any unresolved indemnification claims.

4. Accounts Receivable

Accounts receivable include (in thousands):

	As of March 31, 2010	As of December 31, 2009
Accounts receivable	$29,838	$29,457
Unbilled accounts receivable	5,657	6,132

	35,495	35,589
Less: credit allowance	(1,190)	(1,190)
Less: allowance for bad debt	(8,477)	(8,036)

Total accounts receivable, net	$25,828	$26,363

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of March 31, 2010	As of December 31, 2009
Prepaid bandwidth and backbone services	$3,644	$3,511
Non-income taxes receivable (VAT)	2,554	3,449
Interest receivable	317	413
Employee advances and prepaid recoverable commissions	192	147
Other	2,212	2,134

Total prepaid expenses and other current assets	$8,919	$9,654

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

6. Goodwill and Other Intangible Assets

The Company has recorded goodwill and other intangible assets as a result its business acquisition of Kiptronic that occurred in May 2009 and its acquisition of chors in January 2010.

The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. As of March 31, 2010, the Company has recorded goodwill of approximately $1.9 million which includes management’s preliminary allocation of the purchase price of chors. The final determination of purchase accounting adjustments will be made upon the finalization of the Company’s integration activities, which are expected to be completed during the second quarter of 2010.

The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of March 31, 2010.

Other intangible assets including the preliminary allocation of acquired intangibles from chors that are subject to amortization consist of the following (in thousands):

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$1,905	$(150)	$1,755
Customer relationships and contracts	1,370	(28)	1,342

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	922	(39)	883
Usage contract	339	(36)	303
Domain names	11	(10)	1
Trademarks	8	(1)	7

Total other intangible assets	$4,555	$(264)	$4,291

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$440	$(74)	$366
Domain names	11	(7)	4
Customer relationships and contracts	12	(12)	—

Total other intangible assets	$463	$(93)	$370

Aggregate expense related to amortization of other intangible assets for the three months ended March 31, 2010 and 2009 was $0.2 million and $0, respectively. Based on the Company’s other intangible assets as of March 31, 2010, aggregate expense related to amortization of other intangible assets is expected to be $0.7 million for the remainder of 2010, and $0.9 million, $0.7 million, $0.7 million and $0.4 million for fiscal years 2011, 2012, 2013 and 2014, respectively.

7. Property and Equipment

Property and equipment include (in thousands):

	As of March 31, 2010	As of December 31, 2009
Network equipment	$120,636	$115,505
Computer equipment	5,863	5,493
Furniture and fixtures	719	691
Leasehold improvements	2,816	2,812
Other equipment	482	473

	130,516	124,974
Less: accumulated depreciation	(94,740)	(89,450)

	$35,776	$35,524

8. Other Assets

Other assets include (in thousands):

	As of March 31, 2010	As of December 31, 2009
Prepaid bandwidth and backbone services	$6,644	$7,413
Vendor deposits and other	1,655	719

Total other assets	$8,299	$8,132

In January and September 2009, the Company entered into multi-year arrangements with a telecommunications provider for additional bandwidth and backbone capacity. The agreements required the Company to make advanced payments for future services to be received.

9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of March 31, 2010	As of December 31, 2009
Contingent consideration liability	$3,092	$—
Accrued cost of revenue	3,060	2,822
Accrued legal fees	2,280	2,702
Accrued compensation and benefits	2,093	2,827
Income taxes payable	1,782	1,905
Non income taxes payable (VAT)	660	747
Other accrued expenses	2,528	3,137

Total other current liabilities	$15,495	$14,140

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

On July 1, 2008, the court denied the Company’s Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding the Company’s equitable defenses. The court conducted a bench trial in November 2008 regarding the Company’s equitable defenses. The Company also filed a motion for reconsideration of the court’s earlier denial of the Company’s motion for JMOL. The Company’s motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied the Company’s initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ‘703 patent and that the Company is entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order the Company has reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believes that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of the Company on May 22, 2009, and Akamai filed its notice of appeal of the court’s decision on May 26, 2009 and its appeal brief on September 15, 2009 with the United States Court of Appeals for the Federal Circuit. The Company filed its reply brief on December 9, 2009. The court has set a hearing date in early June 2010. The Company intends to vigorously defend the action. The Company is not able at this time to estimate the range of potential loss nor, in light of the favorable court order, does it believe that a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

Legal and other expenses associated with this case have been significant. The Company includes these litigation expenses in general and administrative expenses, as reported in its consolidated statement of operations. The Company expects that the litigation will continue to be expensive, time consuming and a distraction to its management in operating its business.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against the Company in the United States District Court for the Eastern District of Virginia alleging that the Company was infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining the Company from conducting its business in a manner that infringed the relevant patents. A jury trial was conducted in the United States District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to the Company finding that the Company did not infringe the Level 3 patents. The Company believes the jury verdict finding that the Company did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against the Company by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered judgment in favor of the Company. Level 3 filed its notice of appeal of the court’s decision on July 21, 2009 and its appeal brief on October 5, 2009 with the United States court of Appeals for the Federal Circuit. The Company filed its reply brief on January 19, 2010. On May 3, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter, and on May 5, 2010 the court affirmed the District Court judgment in favor of the Company. In light of the favorable ruling the Company does not believe a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

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

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended March 31,
	2010	2009
Net (loss) income available to common stockholders	$(5,785)	$55,135

Basic weighted average common shares	85,119	83,515

Basic weighted average common shares	85,119	83,515
Dilutive effect of stock options and restricted stock units	—	2,453

Diluted weighted average common shares	85,119	85,968

Basic net (loss) income per share	$(0.07)	$0.66

Diluted net (loss) income per share	$(0.07)	$0.64

For the period ended March 31, 2010, an aggregate of 4,136,000 outstanding options and common stock subject to repurchase were excluded from the computation of diluted net loss per common share because including them would have had an antidilutive effect.

12. Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) and its components (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net (loss) income	$(5,785)	$55,135
Other comprehensive loss, net of tax:
Unrealized (loss) gain on investments	(50)	29
Foreign exchange translation	(174)	(274)

Other comprehensive loss	(224)	(245)

Comprehensive (loss) income	$(6,009)	$54,890

For the periods presented, accumulated other comprehensive income (loss) consisted of (in thousands):

	As of March 31, 2010	As of December 31, 2009
Net unrealized gain on investments, net of tax	$43	$93
Foreign currency translation	(174)	—

Total accumulated other comprehensive (loss) gain	$(131)	$93

13. Stockholders’ Equity

On January 27, 2010 the Company acquired chors GmbH or chors, an on-line and direct marketing solutions provider located in Germany. The aggregate purchase price, including the estimated fair value of the earn-out provision consisted of approximately $2.8 million of cash, of which approximately $2.5 million was paid at closing and up to 860,000 shares of the Company’s common stock, of which 86,000 shares were issued at closing. The preliminary fair value of the common stock issued as consideration for chors was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

14. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three month periods ended March 31, 2010 and 2009 in accordance with current accounting standards (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Share-based compensation expense by type of award:
Stock options	$2,494	$1,920
Restricted stock awards and units	1,849	2,567

Total share-based compensation expense	$4,343	$4,487

Effect of share-based compensation expense on income by line:
Cost of services	$598	$551
General and administrative expense	1,835	2,131
Sales and marketing expense	1,206	1,189
Research and development expense	704	616

Total cost related to share-based compensation expense	$4,343	$4,487

Unrecognized share-based compensation expense totaled $28.8 million at March 31, 2010. The Company currently expects to amortize $12.0 million during the remainder of 2010, $10.1 million in 2011 and the remainder thereafter based upon the scheduled vesting of the stock options, restricted stock awards and units outstanding at that time. These amounts do not reflect the impact on share-based compensation of stock options and restricted stock units that may be issued in relation to the acquisition of EyeWonder, Inc.

In November 2008, the Company entered into an Equity Award Amendment with the Company’s Chief Executive Officer (CEO). In connection with this award, 750,000 options to purchase common stock were cancelled and another 750,000 options were modified. In exchange, the CEO received 500,000 Restricted Stock Units, or RSUs of which 100,000 are service awards vesting over two years and the remaining 400,000 are performance awards. Accordingly, the Company measured the incremental fair value of the RSUs issued over the fair value of the options cancelled and modified and calculated there to be $317,500 of additional unrecognized share-based compensation which will be recognized over the vesting period of the modified options and RSUs granted.

The performance based RSUs will only vest if the Company exceeds specified revenue and cash gross margin targets during the quarters ending on or before March 31, 2010. The RSUs are separated into four tranches of 100,000 Performance RSU’s each. The maximum number of performance-based RSUs that may vest is based on the achievement of specific quarterly financial targets. Any Performance RSUs that have not vested based on the achievement of the quarterly financial targets with respect to quarters on or before March 31, 2010, will expire and be cancelled immediately following the determination of the Company’s financial performance for the last quarter ending on or before March 31, 2010. As of March 31, 2010, 100,000 of the performance RSUs had vested.

In May 2009, the Company granted 282,168 performance based RSUs to various employees. The performance based RSU’s will only vest if a specific revenue target is achieved in any one quarter during the ten full quarters following the date of the grant and provided the employee remains with the Company through the vesting date. As of March 31, 2010, the performance requirement was not probable of being achieved and accordingly no compensation expense has been recognized.

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

On February 26, 2010 the Company granted 1,850,000 stock options to certain executive officers. Each of the stock option awards vest one forty-eighth (1/48th) on February 1, 2010, and one forty-eighth (1/48th) each month thereafter on the first day of each month, provided the executive officer remains with the Company through each such vesting date.

On February 26, 2010 the Company granted 300,000 restricted stock units to the Company’s Chief Executive Officer (CEO). The restricted stock units granted to the CEO (and not forfeited) will vest in three tranches, the first of which will vest on the third business day following the release of the Company’s fiscal 2010 financial results, the second of which will vest on December 31, 2011 and the third of which will vest on December 31, 2012; provided that the CEO remains an employee or service provider of the Company on each vesting date. All or a portion of the restricted stock units may become eligible for vesting based upon the achievement of certain financial performance targets related to the earn-out feature described in the Agreement and Plan of Merger to acquire EyeWonder, Inc., a copy of which was filed with a Current Report on Form 8-K on December 21, 2009. Restricted stock units that do not become eligible are forfeited. Each restricted stock unit represents a contingent right to receive one (1) share of the Company’s common stock.

15. Related Party Transactions

The Company leases office space from a company owned by one of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $3,000 for each of the three month periods ended March 31, 2010 and 2009.

The Company occasionally sells services to entities owned, in whole or in part, by certain of the Company’s executives. For both the three month periods ended March 31, 2010 and 2009, the Company did not generate any revenue from related parties.

16. Concentrations

For the three month period ended March 31, 2010, the Company did not have any customer for which revenue exceeded 10% of total revenue. For the three month period ended March 31, 2009, the Company had one major customer for which revenue exceeded 10% of total revenue. The revenues for the three month period ended March 31, 2009, for this customer totaled approximately $5.6 million.

Revenue from non-U.S. sources totaled approximately $10.0 million and $6.4 million for the three-month periods ended March 31, 2010 and 2009, respectively.

17. Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Based upon our estimated annual effective tax rate our estimated tax expense for the three months ended March 31, 2010 was approximately $240,000. For the period ended March 31, 2009 we had a tax expense of approximately $320,000.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company was to determine that it would be able to realize the deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

As of March 31, 2010, the Company has approximately $676,000 of total unrecognized tax benefits. This total of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate. Unrecognized tax benefits decreased by $44,000 during the three months ended March 31, 2010 as a result of the change in accrual for uncertain tax positions. The Company anticipates its unrecognized tax benefits will continue to decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of March 31, 2010, the Company has recorded a liability of $246,000 for the payment of interest and penalties, which did not materially change during the first quarter of 2010.

During the three months ended March 31, 2010, the Company performed its assessment of the recoverability of deferred tax assets and determined there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude that it was more likely than not that the Company’s deferred tax assets would not be realized and accordingly maintained a full valuation allowance. In calculating its effective income tax rate for 2010, no benefit is provided for temporary differences that increase deferred tax assets. The Company has certain taxable temporary differences related to identifiable-indefinite-lived assets that cannot be offset by existing deductible temporary differences resulting in a deferred tax liability of $14,000.

The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2005 through 2009 generally remain subject to examination by federal and most state tax authorities. As of March 31, 2010, the Company is not under any Federal examination.

18. Segment Reporting

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Domestic Revenue	$26,087	$26,762
International Revenue	10,000	6,413

Total Revenue	$36,087	$33,175

The following table sets forth long-lived assets by geographic area (in thousands):

	As of March 31, 2010	As of December 31, 2009
Domestic long-lived assets	$21,568	$20,889
International long-lived assets	14,208	14,635

Total long-lived assets	$35,776	$35,524

19. Fair Value Measurements

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

As of March 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds and US Government Agency Bonds which are classified as marketable securities and acquisition related contingent consideration which is classified as other current liabilities on the Company’s condensed consolidated balance sheet. All of these investments are publicly traded and for which market prices are readily available.

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government agency bonds	$41,370	$41,370	$—	$—
Commercial paper	2,996	—	2,996	—
Corporate notes and bonds	9,191	9,191	—	—
Publicly traded common stock	8	8	—	—

Total assets measured at fair value	$53,565	$50,569	$2,996	$—

Liabilities:
Acquisition related contingent consideration	$3,092	$—	$—	$3,092

Total liabilities measured at fair value	$3,092	$—	$—	$3,092

For the period ended March 31, 2010, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the three month period ended March 31, 2010, the Company had unrealized gains of approximately $76,000.

On January 27, 2010 the Company acquired chors GmbH or chors, an on-line and direct marketing solutions provider located in Germany. The total consideration included contingent consideration of up to $3.1 million upon the achievement of certain financial milestones. On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent financial milestone consideration based on the probability of achieving the financial milestones and the probability weighted discount on cash flows.

This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. At this time the Company believes that the financial milestones will be achieved and did not discount the contingent consideration. Future changes in fair value of the contingent financial milestone consideration, as results of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the statement of income and financial position in the period of the change.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2010. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this quarterly report on Form 10-Q and in our other SEC filings. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation.

Overview

We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of March 31, 2010, we had approximately 1,370 active customers worldwide. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. We have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods and in some cases, other arrangements. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase.

On December 21, 2009 we announced the pending acquisition of EyeWonder, Inc. or EyeWonder, and on April 30, 2010 we completed the acquisition for approximately $49.6 million in cash and 9,726,301 shares of our common stock with a determined fair value of approximately $39.1 million. The former EyeWonder securityholders may also receive up to an additional amount of 4,774,000 shares of our common stock and approximately $292,000 in cash in approximately April 2011 if certain performance metrics are satisfied. In addition, 3,013,699 shares of our common stock have been set aside in an escrow account and will be held until June 28, 2011, subject to any unresolved indemnification claims. EyeWonder is a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers. EyeWonder creates and executes online video and rich media advertising campaigns — “interactive digital advertising” — on behalf of advertisers. EyeWonder was a pioneer in the delivery of video ads online and continues to be a leader in industry innovation, delivering engaging brand experiences across hundreds of online publishers and digital media channels, including online, mobile and in-game, and across a variety of formats. Through its innovative technology, products and services, EyeWonder provides advertisers, advertising agencies and content publishers the ability to create, build, deliver, track and optimize interactive advertising campaigns. EyeWonder’s in-page, in-stream and mobile advertising products combine the quality and power of Adobe Flash® video and the latest creative features, as well as online tracking and reporting capabilities to enhance the impact and effectiveness of rich media advertising campaigns. EyeWonder has executed campaigns for hundreds of advertisers across a wide variety of sectors.

EyeWonder was founded in 1999 and is headquartered in Atlanta, Georgia, with offices in New York, Chicago, San Francisco, Dallas, Los Angeles, the United Kingdom, Ireland, the Netherlands, Germany, Spain and Australia. At the time of the acquisition, EyeWonder and its subsidiaries employed a staff of approximately 240.

In January 2010 we acquired chors GmbH, or chors, an on-line and direct marketing solution provider located in Germany. The aggregate purchase price, including the earn-out provision consisted of approximately $2.8 million of cash and up to 860,000 shares of the Company’s common stock with tentative aggregate consideration determined to be approximately $5.8 million.

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

Traffic on our network has continued to grow. This traffic growth is primarily the result of growth in the traffic delivered on behalf of new customers. Our revenue is generated primarily by charging for traffic delivered. During the quarter ended March 31, 2010, we continued to add new customers, but also eliminated many customers as we continue to focus on customer quality. We have seen an increase in the length of our sales cycle, but we continue to see that new and existing customers want the benefits of the specialized services that we bring to the market. We are also experiencing continuing pricing pressure, particularly with our larger customers.

Historically, we have derived a portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2009 revenue derived from customers outside the United States accounted for approximately 22% of our total revenue. For the year ended December 31, 2009 we derived approximately 69% of our international revenue from operations in Europe and approximately 31% of our international revenue from Asia Pacific, respectively. For the three-month periods ended March 31, 2010 and 2009, respectively, revenue derived from customers outside the United States accounted for approximately 28% and 19% respectively, of our total revenue. For the three-month period ended March 31, 2010, we derived approximately 58% our international revenue from Europe and approximately 42% of our international revenue from Asia Pacific. We expect foreign revenue as a percentage of our total revenues to increase as a percentage of revenue in 2010. Our international business is managed as a single geographic segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 36% of our total revenue. During 2009 one of these top 10 customers, Microsoft, represented approximately 14% of our total revenue for that period. For the three-month period ended March 31, 2010, sales to our top 10 customers, in terms of revenue, accounted for approximately 32% of our total revenue. During the three-month period ended March 31, 2010 we had no customer that accounted for more than 10% of our revenue during the period. We anticipate customer concentration levels will decrease compared to prior years. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to reseller customers accounted for approximately 2% for the year ended December 31, 2009. For the three-month period ended March 31, 2010, revenue generated from sales to reseller customers accounted for approximately 7% of our total revenue.

In addition to these revenue-related business trends, our cost of revenue decreased in absolute dollars and decreased as a percentage of revenue for the three month period ended March 31, 2010 compared to the three-month period ended March 31, 2009. This decrease in absolute dollars is primarily the result lower depreciation expense on our network equipment.

Operating expenses decreased in absolute dollars and decreased as a percentage of revenue for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009. This decrease was primarily due to decreased general and administrative costs (primarily litigation costs and reduced bad debt expense), off-set by increased sales and marketing expenses (primarily payroll and related employee costs due to increased staffing) and increased research and development costs (also, primarily payroll and related employee costs due to increased staffing) and increased non-network related depreciation.

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2007, 2008, and 2009 we made capital purchases of $26.5 million, $20.1 million, and $21.7 million respectively. For the three-month period ended March 31, 2010, we made capital investments of $5.5 million. We continue to see improvements in the efficiency of our network allowing us to meet traffic growth with less investment, however, we expect to have ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. For 2010, we currently anticipate making aggregate capital expenditures of approximately 15% to 17% of total revenue for the year.

Occasionally we generated revenue from certain customers that are entities related to certain of our founders. For the year ended December 31, 2009 we did not generate any revenue from related parties. For the three-month period ended March 31, 2010, we did not generate any revenue from related parties.

We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue (United States Patent No. 6,108,703 (the ‘703 patent) and rejecting our invalidity defenses. The court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us on May 22, 2009, and Akamai filed a notice of appeal on May 26, 2009 and filed its appeal brief on September 15, 2009 with the United States Court of Appeals for the Federal Circuit. We filed our reply brief on December 9, 2009 and each party has filed further appeal briefs. A date in early June 2010 has been set by the appeals court for a hearing. We cannot assure you that this lawsuit ultimately will be resolved in our favor. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations. We expect that these expenses will continue to be significant.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in January 2009, and on January 23, 2009 the jury returned a verdict favorable to us finding that we did not infringe the Level 3 patents. We believe the jury verdict finding that we did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered a judgment in our favor. Level 3 filed a notice of appeal on July 21, 2009 and filed its appeal brief on October 5, 2009. We filed our reply brief on January 19, 2010. On May 3, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter, and on May 5, 2010 the court affirmed the District Court judgment in our favor. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations.

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

We were unprofitable for the three months ended March 31, 2010; the largest impact to our unprofitability was depreciation expense and share-based compensation expense. For the three month ended March 31, 2009 we were profitable; the largest impact to our profitability was the reversal of our provision for litigation judgment accrual of $65.6 million regarding the patent infringement lawsuit filed by Akamai Technologies, Inc.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with United States generally accounting principles for interim periods. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable reserves, income and other taxes, stock-based compensation and equipment and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

With the exception of the item noted below, as of March 31, 2010, there have been no material changes to any of the critical accounting policies as described in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010. During the quarterly periods between the February 2008 adverse jury verdict in the patent infringement lawsuit filed by Akamai Technologies, Inc. and the Court’s April 24, 2009 order, we had accrued for potential damages and interest. Based upon the Court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable.

In connection with certain of our acquisitions, additional contingent considerations may be earned in the future by the selling entity upon completion of certain financial milestones. Current accounting standards regarding business combinations, for all acquisitions consummated on or after January 1, 2009, require that a liability is recognized on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration based on the probability of achieving the milestones and the probability weighted discount on cash flows. Any change in the fair value of contingent milestone consideration subsequent to the acquisition date is recognized in the consolidated statements of income.

Results of Operations

Revenue

	Three months ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)
Revenue	$36,087	$33,175	$2,912	9%

Revenue increased 9%, or $2.9 million, to $36.1 million for the three months ended March 31, 2010 as compared to $33.2 million for the three months ended March 31, 2009. The increase in revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily attributable to an increase in our value added services revenue of approximately $2.1 million. We provide value added services in the following areas: whole and website business portal acceleration, web and enterprise acceleration, mobile content delivery, online and mobile ad serving, rich media ad unit design and creation, cloud storage, transcoding and computing functions and strategic consulting. We continued to increase the amount of traffic moving through our network; however we continue to see a decline in our average unit sales price. Our core delivery revenue increased approximately $0.8 million compared to the first quarter of 2009. As of March 31, 2010, we had approximately 1,370 active customers under CDN service revenue contracts as compared to 1,365 as of March 31, 2009.

For the three months ended March 31, 2010 and 2009, approximately 28% and 19%, respectively, of our total revenues were derived from our operations located outside of the United States. For the three months ended March 31, 2010 and 2009, we derived approximately 58% and 80%, respectively of our international revenue from Europe and approximately 42% and 20%, respectively, of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of revenues during these periods.

Cost of Revenue

	Three months ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)
Cost of revenue	$20,983	$21,471	$(488)	(2)%

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

Cost of revenue decreased 2%, or $0.5 million, to $21.0 million for the three months ended March 31, 2010 as compared to $21.5 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in depreciation expense of network equipment of $1.8 million, a decrease in bandwidth costs of $1.3 million due to lower bandwidth costs per unit and to a lesser extent decreases in other costs of $0.2 million and royalty expenses of $0.1, respectively. These decreases were offset by increases in payroll and related employee costs of $0.9 million associated with increased staff, an increase in rack fees of $0.8 million due to increased amounts of deployed assets, an increase in our backbone costs of $0.6 million, and to a lesser extent, increases in professional fees and outside services of $0.2 million, maintenance support costs of $0.2 million, and non settlement free peering of $0.2 million.

Additionally, during the three month periods ended March 31, 2010 and 2009, cost of revenue includes share-based compensation expense of approximately $0.6 million in each period.

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended March 31,
	2010	2009
Bandwidth and co-location fees	$11.7	$11.2
Depreciation — network	4.8	6.6
Payroll and related employee costs	2.9	2.0
Share-based compensation	0.6	0.6
Royalty expenses	—	0.1
Professional fees and outside services	0.2	—
Travel and travel-related expenses	0.1	0.1
Other costs	0.7	0.9

Total cost of revenue	$21.0	$21.5

We have long-term purchase commitments for bandwidth usage and co-location with various Tier 1 network providers and data center operators. The minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately: $17.9 million for the remainder of 2010, $7.5 million for 2011, $3.5 million for 2012, $1.1 million for 2013 and $0.8 million for 2014 and beyond.

We anticipate cost of revenues will increase during the remainder of 2010. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased rack and co-location costs to support increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to decrease when compared to 2009 in absolute dollars. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our customer base. We expect that share-based compensation expense will remain consistent with 2009.

General and Administrative

	Three months ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)
General and administrative	$8,127	$11,904	$(3,777)	(32)%

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

General and administrative expenses decreased 32%, or $3.8 million, to $8.1 million for the three months ended March 31, 2010 as compared to $11.9 million for the three months ended March 31, 2009. The decrease in general and administrative expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to a decrease of $3.6 million in litigation expenses, a decrease in bad debt expense of $0.7 million, and a decrease in professional fees, legal and outside services of $0.1 million. The decrease is professional fees, legal and outside services is primarily due to decreased accounting fees of approximately $0.6 million and decreased temporary labor of $0.1 million off-set by approximately $0.6 million in professional fees incurred related to acquisitions. These decreases were offset by increases in payroll and related employee costs of $0.4 million, associated with increased staff, and an increase in other costs of $0.5 million which was primarily associated with an increase in property taxes. Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses and property taxes.

Additionally, general and administrative share-based compensation expense decreased $0.3 million for the three months ended March 31, 2010 compared to March 31, 2009.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2010	2009
Payroll and related employee costs	$1.9	$1.5
Share-based compensation	1.8	2.1
Professional fees, legal and outside services	1.5	1.6
Bad debt expense	1.2	1.9
Litigation expenses	0.4	4.0
Travel and travel-related expenses	0.1	0.1
Other expenses	1.2	0.7

Total general and administrative	$8.1	$11.9

We expect general and administrative expenses to increase in 2010 in absolute dollars and to decrease as a percentage of revenue. The decrease is due to lower costs associated with ongoing litigation, as well as decreases in accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. We expect that share-based compensation expense will decrease in 2010.

Sales and Marketing

	Three months ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)
Sales and marketing	$9,387	$8,139	$1,248	15%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses increased 15% or $1.3 million, to $9.4 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in sales and marketing expenses is primarily due to an increase of $0.8 million in payroll and related employee costs, associated with increased staff, and to a lesser extent increases of $0.2 million in travel and travel-related expenses, $0.2 million in professional fees and outside services, and $0.1 million in marketing programs. Other expenses remained constant at $0.9 million. Other expenses included such items as rent and property taxes for our Europe and Asia Pacific sales offices, telephone and office supplies.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2010	2009
Payroll and related employee costs	$5.8	$5.0
Share-based compensation	1.2	1.2
Travel and travel-related expenses	0.7	0.5
Professional fees and outside services	0.5	0.3
Marketing programs	0.3	0.2
Other expenses	0.9	0.9

Total sales and marketing	$9.4	$8.1

We anticipate our sales and marketing expense will increase in 2010 in absolute dollars and remain constant as a percentage of revenue. The increase is due to an expected increase in commissions on higher forecasted sales, an increase in payroll and related costs of sales and marketing personnel and additional expected increases in marketing costs such as advertising and other lead generating activities. We expect that share-based compensation expense will increase compared to 2009.

Research and Development

	Three months ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)
Research and development	$2,645	$1,910	$735	38%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 38%, or $0.7 million, to $2.6 million for the three months ended March 31, 2010, as compared to $1.9 million for the three months ended March 31, 2009. The increase in research and development expenses in the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009 was primarily due to an increase of $0.6 million in payroll and related employee costs associated with our hiring of additional network and software engineering personnel, and a increase in share-based compensation of $0.1 million. Other expenses remained constant at $0.1 million. Other expenses include such items as travel and travel related expenses, telephone, and office supplies.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2010	2009
Payroll and related employee costs	$1.5	$0.9
Share-based compensation	0.7	0.6
Professional fees and outside services	0.3	0.3
Other expenses	0.1	0.1

Total research and development	$2.6	$1.9

We anticipate our research and development expenses will increase in 2010 in absolute dollars and increase as a percentage of revenue due to increased payroll and related costs associated with continued hiring of research and development personnel and contractors, and investments in our core technology and refinements to our other service offerings. We expect that share-based compensation expense will increase compared to 2009.

Provision for Litigation

	Three months ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)
Provision for Litigation	$-0-	$(65,645)	$65,645	100%

The provision for litigation related to our accrual for potential damages and interest associated with revenue generated from allegedly infringing methods associated with the Akamai litigation. At December 31, 2008, the total accrual was $65.6 million. Based upon an April 24, 2009 court order setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law, we reversed this provision for litigation of $65.6 million during the first quarter of 2009 as we no longer believe that payment of any amounts represented by the litigation provision is probable.

Interest Expense

	Three months ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)
Interest expense	$1	$11	$(10)	(91)%

Interest expense consists of interest paid and the amortization of deferred financing costs.

Interest expense decreased 91%, or $10,000 to $1,000 for the three months ended March 31, 2010, as compared to $11,000 for the three months ended March 31, 2009. The $1,000 for the three months ended March 31, 2010 represented interest paid in association with a filing of a non-income tax related tax payment. The $11,000 for the three month period ended March 31, 2009 represents the amortization of loan fees associated with our unused line of credit. The line of credit expired on October 31, 2009 and we did not renew it. As of March 31, 2010, we had no outstanding credit facilities.

Interest Income

	Three months ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)
Interest income	$302	$383	$(81)	(21)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased $0.1 million to $0.3 million for the three months ended March 31, 2010, as compared to $0.4 million for the three months ended March 31, 2009. The decrease in interest income was primarily due to lower market interest rates on decreased cash balances. We anticipate interest income to decrease as a result of expected lower average cash balances.

Other (Expense) Income

	Three months ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)
Other (expense) income	$(25)	$227	$(252)	(111)%

Other income for the three month period ended March 31, 2010 consists primarily of foreign exchange gains resulting from the re-measurement of accounts payable and valued added tax receivable/payable denominated in a foreign currency of approximately $76,000, offset by the effect of exchange rates on monetary balance sheet and income statement items of approximately $101,000. Other income for the three month period ended March 31, 2009 consists primarily of foreign exchange income resulting from the re-measurement of accounts payable for invoices denominated in a foreign currency of approximately $31,000, and the effect of exchange rates on monetary balance sheet and income statement items of approximately $199,000.

Income Tax (Benefit) Expense

	Three months ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)
Income tax (benefit) expense	$240	$320	$(80)	(25)%

Based upon our estimated annual effective tax rate, our estimated tax expense for the three months ended March 31, 2010 consisted of federal, foreign and state expense/(provision) for income tax. Our income tax expense on our loss before taxes of $5.5 million was different than our statutory income tax rate due primarily to our providing for a valuation allowance on tax assets and recording of foreign tax for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.

In 2008, approximately $2.0 million of stock-based compensation expense was not deductible for tax purposes, as certain executives and other employees made tax elections which established tax bases in these awards granted at lower than the fair value recognized within the financial statements. Future non-tax deductible expenses related to these equity awards was $2.6 million for 2009 and expected to be $0.6 million for the full year in 2010, based upon the unvested portion of the equity awards outstanding at December 31, 2009, and the anticipated vesting at that time.

During the three month period ended March 31, 2010, we performed an assessment of the recoverability of deferred tax assets and determined there was sufficient negative evidence as a result of our cumulative losses to conclude that it was more likely than not that our deferred tax assets would not be realized and accordingly maintained a full valuation allowance. In calculating our effective income tax rate for 2010, no benefit is provided for temporary differences that increase deferred tax assets. The Company has certain taxable temporary differences related to identifiable-indefinite-lived assets that cannot be offset by existing deductible temporary differences resulting in a deferred tax liability of $14,000.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	borrowing on credit facilities; and

•	cash generated by operations.

As of March 31, 2010, our cash, cash equivalents and marketable securities classified as current totaled $148.9 million.

Operating Activities

Net cash provided by operating activities changed by $12.4 million, with net cash provided by operating activities equaling $0.7 million for the three months ended March 31, 2010, compared to net cash used in operating activities of $11.8 million for the three months ended March 31, 2009. The change to net cash provided by operating activities for the three month period ended March 31, 2010 compared to the same period in the prior year was primarily due to changes in operating assets and liabilities of $11.3 million excluding the non-cash change in the provision for litigation impacting the three months ended March 31, 2009. Adjustments for changes in operating assets and liabilities decreased in the three months ended March 31, 2010 compared to the same period in the prior year primarily related to (1) accounts receivable due to improved collection efforts in 2010; (2) prepaid expenses and other assets due to a decrease in cash used for advanced payments related to short-term and long-term backbone services with a telecommunications provider; (3) accounts payable due to the timing of payments; (4) deferred revenue due to the timing of revenue recognition on certain multi-element arrangements; and (5) other current liabilities primarily due to the payment of certain accrued legal fees impacting the three months ended March 31, 2009.

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

Investing Activities

Cash provided by investing activities was $5.0 million for the three months ended March 31, 2010, compared to cash provided by investing activities of $20.5 million for the three months ended March 31, 2009. Cash provided by investing activities was principally comprised of cash generated from the sale of short-term marketable securities off set by the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN.

In January 2010 we acquired chors, an on-line and direct marketing solutions provider located in Germany. The aggregate purchase price, including the earn-out provision consisted of approximately $2.8 million of cash and up to 860,000 shares of the Company’s common stock. Cash paid, net of cash acquired, for the chors acquisition was approximately $2.0 million in the three months ended March 31, 2010.

On December 21, 2009 we entered into an Agreement and Plan of Merger to acquire EyeWonder, Inc. a leading rich media ad serving vendor and on April 30, 2010 we completed the acquisition. Under the terms of the Merger Agreement, the purchase price which includes both cash and company stock will use approximately $49.6 million of our current cash balance as of March 31, 2010. In addition to the $49.6 million, we used approximately $13.2 million in cash to extinguish outstanding EyeWonder debt and for the payment of certain EyeWonder acquisition related costs which payments were adjustments to the cash portion of the merger consideration.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately 15% to 17% of total revenue in 2010.

Financing Activities

Cash provided by financing activities decreased $49,000 to $27,000 for the three months ended March 31, 2010, as compared to $76,000 for the three months ended March 31, 2009. The decrease is primarily due to lower proceeds from the exercise of stock options and warrants.

At March 31, 2009 we had an unused line of credit of up to $5.0 million dollars. The line of credit matured on October 31, 2009 and we did not renew it. At March 31, 2010 we had no debt obligations.

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

The following table presents our contractual obligations and commercial commitments, as of March 31, 2010 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual obligations as of March 31, 2010	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$18,263	$11,652	$5,265	$1,325	$21
Rack space leases	12,515	9,047	3,305	132	31
Real estate leases	1,635	1,032	603	—	—

Total operating leases	32,413	21,731	9,173	1,457	52
Capital leases	—	—	—	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$32,413	$21,731	$9,173	$1,457	$52

Off Balance Sheet Arrangements

We do not have, and have never had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use Non-GAAP net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effects of share-based compensation, litigation expenses, provision for litigation and acquisition related expenses. We define EBITDA as GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes and, depreciation and amortization. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for operational expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period. In addition, it should be noted that our performance-based executive officer bonus structure is tied closely to our performance as measured in part by certain non-GAAP financial measures.

In our May 6, 2010 earnings press release as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under United States generally accepted accounting principles, or United States GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with United States GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the cash requirements necessary for litigation costs;

•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur;

•	they do not reflect income taxes or the cash requirements for any tax payments;

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

We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP net income (loss) and Adjusted EBITDA only as supplemental support for management’s analysis of business performance. Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are calculated as follows for the periods presented.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the Securities and Exchange Commission, we are presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial metrics to the comparable GAAP measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
GAAP net (loss) income	$(5,785)	$55,135
Provision for potential litigation damages	—	(65,645)
Share-based compensation	4,343	4,487
Litigation defense expenses	392	3,945
Acquisition related expenses	604	—

Non-GAAP net loss	$(446)	$(2,078)

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
GAAP net (loss) income	$(5,785)	$55,135
Add: depreciation and amortization	5,544	7,088
Add: interest expense	1	11
Less: interest and other income (expense)	(277)	(610)
Add: income tax expense	240	320

EBITDA	$(277)	$61,944
Less: provision for litigation	—	(65,645)
Add: share-based compensation	4,343	4,487
Add: litigation defense expenses	392	3,945
Add: acquisition related expenses	604	—

Adjusted EBITDA	$5,062	$4,731

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations and certificates of deposit. We do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

Foreign Currency Risk

Substantially all of our customer agreements are denominated in United States dollars, and therefore our revenue is not subject to significant foreign currency risk. Because we have operations in Europe and Asia, however, we may be exposed to fluctuations in foreign exchange rates with respect to certain operating expenses and cash flows. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, potentially with customer agreements denominated in foreign currencies, which may increase our exposure to foreign exchange fluctuations. At this time, we do not have any foreign currency hedge contracts.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

With the exception of the change in controls noted below, no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006 in the United States District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in United States Patent No. 6,108,703 (the ‘703 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ‘703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008 we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest. On July 1, 2008, the court denied our Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and denied its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us. Akamai filed a notice of appeal of the court’s decision on May 26, 2009 and filed its appeal brief on September 15, 2009, we filed our reply brief on December 9, 2009 and each party has filed further appeal briefs. A date in early June 2010 has been set by the appeals court for a hearing. We cannot assure you that this lawsuit ultimately will be resolved in our favor.

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

In December 2007, Level 3 Communications, LLC (Level 3) filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in January 2009, and on January 23, 2009 the jury returned a verdict favorable to us finding that we did not infringe the Level 3 patents. We believe the jury verdict finding Limelight does not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for judgment as a matter of law or alternatively for a new trial, and entered a judgment in our favor. Level 3 filed a notice of appeal on July 21, 2009 and filed its appeal brief on October 5, 2009. We filed our reply brief on January 19, 2010. On May 3, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter, and on May 5, 2010 the court affirmed the District Court judgment in our favor. In light of the favorable ruling from the Court of Appeals, we do not believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

From time to time, we also may become involved in legal proceedings arising in the ordinary course of our business.

Item 1A.	Risk Factors

Investments in the equity securities of publicly traded companies involve significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by the risks identified below, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the information contained in this report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2009 and other documents that we file from time to time with the Securities and Exchange Commission.

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

In January 2009, in a patent infringement lawsuit filed against us by Level 3 Communications LLC, or Level 3, a jury returned a verdict finding that we did not infringe any of the claims of the patents at issue in that case. The court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered judgment in our favor. Level 3 has appealed the judgment. On May 3, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter, and on May 5, 2010 the court affirmed the District Court judgment in our favor.

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

Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, many of our agreements with customers require us to indemnify such customers for third-party intellectual property infringement claims against them. Pursuant to such agreements, we may be required to defend such customers against certain claims which could cause us to incur additional significant costs. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. See “Legal Proceeding” in Part II, Item 1 of this quarterly report on Form 10-Q. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

If we fail to maintain proper and effective internal controls or fail to implement our controls and procedures with respect to our EyeWonder business after the merger, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. This obligation will become more difficult as a result of our acquisition of EyeWonder. We are required to spend considerable effort on establishing and maintaining our internal controls, which is costly and time-consuming and needs to be re-evaluated frequently.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP, (E&Y), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. We successfully completed our assessment and obtained E&Y’s attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2009 and 2008, respectively. EyeWonder has not been required to establish or test internal controls required for public companies. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues, including our efforts in implementing controls and procedures for EyeWonder. We currently do not have an internal audit group and use an international accounting firm to assist us with our assessment of the effectiveness of our internal controls over financial reporting. In future years, if we fail to timely complete this assessment, or if E&Y cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Stock Market’s Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2007, 2008 and 2009 we invested $22.3 million, $17.4 million and $20.4 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN. For the three month period ended March 31, 2010, we invested $4.3 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 36% of our total revenue. For the three month period ended March 31, 2010, sales to our top ten customers, in terms of revenue, accounted for approximately 32% of our total revenue. During 2009 one of these top 10 customers, Microsoft, represented approximately 14% of our total revenue for that period. For the three month period ended March 31, 2010, we had no customer who represented more than 10% of our total revenue. Microsoft, and other large customers, may not continue to be as significant going forward as they have been in the past. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

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

Additionally, the operating results for EyeWonder have historically fluctuated on a quarterly basis due to the seasonal nature of brand-oriented advertising on the Internet, and we expect this fluctuation to continue. EyeWonder’s fourth calendar quarter is typically the strongest, and its first quarter is often the weakest quarter. The increase in revenue in the fourth quarter is primarily the result of heavy advertising and online shopping during November and December due to the holidays. The drop in revenues in the first quarter is linked to the drop in online advertising and shopping that occurs at the beginning of each year. We believe that cyclicality and seasonality may have a more pronounced effect on our EyeWonder business’ operating results in the future, as its growth slows. Our EyeWonder business’ operating expenses are relatively fixed in the near term. As a result, we cannot quickly react to changes in revenue and therefore, changes in revenue could lead to significant changes in our EyeWonder business’ operating results.

We believe that our revenue and results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one period as an indication of future performance.

After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007 and 2008, and would have been unprofitable in 2009, had we not reversed a significant reserve for litigation, primarily due to increased stock-based compensation expense and litigation costs, which could affect our ability to achieve and maintain profitability in the future.

Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007 and 2008 partially due to an increase in our share-based compensation expense which increased from $0.1 million in 2005 to $9.2 million in 2006, to $18.9 million in 2007 to $18.1 million in 2008. We were profitable in 2009, due to the reversal of a significant reserve for litigation; however our share-based compensation was still significant at $17.5 million for the year. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit (RSU) grants. Our unrecognized share-based compensation expense totaled $28.8 million at March 31, 2010, of which we expect to amortize $12.0 million during the remainder of 2010, $10.1 million in 2011 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. We further expect our share-based compensation expense to decrease in 2010 from 2008 and 2009 levels, and potentially to increase thereafter as we grant additional options or restricted stock awards including options and restricted stock units to be granted to EyeWonder continuing employees in connection with the merger. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. In December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million, $20.8 million and $5.4 million, respectively, in 2006, 2007, 2008 and 2009, respectively. For the three month period ended March 31, 2010, we incurred $0.4 million in litigation costs. We expect these costs will continue to be significant during 2010.

We generate our revenue almost entirely from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.

While we offer our customers a number of services associated with our CDN, we generated the majority of our revenue in 2007, 2008, 2009 and the first quarter of 2010 from charging our customers for the content delivered on their behalf through our CDN. As we do not currently have other meaningful sources of revenue, we are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.

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

Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in approximately 76 third party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.

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

In addition, the performance of our infrastructure depends in part on the direct connection of our CDN to a large number of end-user access networks, known as peering, which we achieve through mutually beneficial cooperation with these networks. If, in the future, a significant percentage of these network operators elected to no longer peer with our CDN, the performance of our infrastructure could be diminished, our costs could increase and our business could suffer.

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

We may seek to acquire businesses or technologies that are complementary to our business. For example, in May 2009 we acquired substantially all of the assets of Kiptronic Inc., a developer of mobility and monetization solutions for content publishers, in April 2010 we acquired EyeWonder, Inc., a provider of interactive digital advertising products and services to advertisers, and in January 2010 we acquired chors GmbH, an on-line and direct marketing solutions provider located in Germany. Acquisitions involve a number of risks to our business, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate operations or personnel in an efficient and timely manner could harm our results of operations. We have little prior experience as a company in this complex process of acquiring and integrating businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions will require the use of our available cash or dilutive issuances of securities. Future acquisitions or attempted acquisitions could also harm our ability to achieve profitability. We may also experience significant turnover from the acquired operations or from our current operations as we integrate businesses.

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

We have operations, equipment and personnel in the United States, France, Germany, the Netherlands, Japan, Singapore and the United Kingdom, and we currently maintain network equipment in Australia, Canada, Hong Kong, Ireland, South Korea, Sweden, Italy and Spain. As part of our growth strategy, we intend to expand our sales and support organizations internationally, as well as to further expand our international network infrastructure. We have limited experience in providing our services internationally and such expansion could require us to make significant expenditures, including the hiring of local employees, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. In addition, expansion into international markets is important to the long-term success of our EyeWonder business, which has only limited experience with operations outside the United States. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention.

These risks include:

•	increased expenses associated with sales and marketing, deploying services and maintaining our infrastructure in foreign countries;

•	competition from local content delivery service providers, many of which are very well positioned within their local markets;

•	challenges caused by distance, language and cultural differences;

•	unexpected changes in regulatory requirements preventing us from operating our CDN or resulting in unanticipated costs and delays;

•

interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a country, which could have a negative impact on the quality of our services or our results of operations;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	corporate and personal liability for violations of local laws and regulations;

•	currency exchange rate fluctuations;

•	potentially adverse tax consequences;

•	credit risk and higher levels of payment fraud; and

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States.

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

We may need to obtain additional funding due to a number of factors beyond our control, including a shortfall in revenue, increased expenses, final adverse judgments in litigation matters, increased investment in capital equipment or the acquisition of significant businesses or technologies. We believe that our cash, plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 12 months. For example, we will use approximately $62 million in connection with the EyeWonder acquisition, which represents approximately 42% of our cash, cash equivalents and marketable securities classified as current as of March 31, 2010. We believe that our cash, cash equivalents and marketable securities classified as current plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 12 months. However, we may need funding before such time. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 121 at December 31, 2007, to 140 at December 31, 2009. As of March 31, 2010, we had 150 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires, including EyeWonder personnel, may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

Risks Relating to our EyeWonder Business

Our EyeWonder business faces significant and increasing competition, including from Google and Microsoft, and we may not be able to compete successfully with such powerful competitors.

Our EyeWonder business faces formidable competition in every aspect of our business from other companies that provide solutions and services similar to those offered by us. Currently, our primary competitors are DoubleClick, Eyeblaster, Pointroll, a subsidiary of Gannett, and Atlas. DoubleClick is owned by Google and Atlas is part of the Microsoft Advertising portfolio. DoubleClick and Atlas offer solutions and services similar to those offered by us and compete directly with us. We expect that Google and Microsoft will use their substantial financial and engineering resources to expand the DoubleClick and Atlas businesses and increase their ability to compete with us.

Google and Microsoft have significantly greater name recognition and greater financial, technical and marketing resources than our EyeWonder business. Microsoft also has a longer operating history and more established relationships with customers. In addition, we believe that both Google and Microsoft have a greater ability to attract and retain customers due to numerous competitive advantages, including their ability to offer and provide their marketing and advertising customers with a significantly broader range of related solutions and services than us. Google and Microsoft also may use their experience and resources to compete with us in a variety of ways, including through acquisitions of competitors or related businesses, research and development, and marketing for new customers more aggressively. Furthermore, Google or Microsoft could use campaign management solutions as a loss leader or may provide campaign management solutions or portions of such solutions without charge or below cost in order to encourage customers to use their other product offerings. If Google or Microsoft is successful in providing solutions or services that are better than those offered by us, leverage platforms more effectively than we can or are perceived by customers as being more cost-effective, we could experience a significant decline in our customer base and in their use of our solutions and services. Such a decline could have a material adverse effect on our business, financial condition and results of operations.

We also face significant competition from rich-media solutions companies such as Unicast (a DG FastChannel company) and UK-based Flashtalking, as well as ad serving companies such as Zedo and CheckM8. In addition, we may experience competition from companies that provide web analytics or web intelligence. Other companies, such as Yahoo!, also are developing campaign management solutions. Our competitors may develop services that are equal or superior to our services or that achieve greater market acceptance than our services. Many of our competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than our EyeWonder business. In addition, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Any increase in the level of competition from these, or any other competitors, is likely to result in price reductions, reduced margins, loss of market share and a potential decline in our revenues or adversely affect our results of operations. We cannot assure that we will be able to compete successfully with our existing or future competitors.

Advertisers may not find Internet advertising effective and may reduce their allocations of advertisement spending on Internet campaigns.

Most large advertisers have fixed advertising budgets, a very small portion of which is allocated to Internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. Advertisers, including current and potential customers, may also find Internet advertising or marketing to be less effective than traditional media advertising or marketing methods for promoting their products and services, and therefore may decrease the portion of their budget allocated to Internet advertising or may shift their advertising away from the Internet. Even if Internet advertising increases in the aggregate, if display advertising does not increase, the market for our products and services may not continue to be viable and our revenues may decrease. If we fail to convince these companies to spend a portion of their advertising budgets with us to advertise online, or if our existing advertisers reduce the amount they spend on its services, our business, financial condition or results of operations could be materially adversely affected.

Our EyeWonder business may be adversely affected by cyclicality or an extended downturn in the United States or worldwide economy in or related to the industries we serve.

Revenues for our EyeWonder business are generated primarily from providing online campaign management solutions and services to advertising agencies and advertisers across digital media channels and a variety of formats. Demand for these services tends to be tied to economic cycles, reflecting overall economic conditions as well as budgeting and buying patterns. Following the recent negative developments in the world economy, several agency and analyst organizations now predict that the growth in online advertising will be slower than previously expected. We cannot provide assurance that advertising budgets and expenditures by advertising agencies and advertisers will not decline in any given period or that advertising spending will not be diverted to more traditional media or other online marketing products and services, which would lead to a decline in the demand for our campaign management solutions and services. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective customers’ spending priorities. As a result, our revenues may not increase or may decline significantly in any given period.

The loss of a major customer or a reduction in any such customer’s Internet advertising or marketing budget could significantly reduce the revenue and profitability of our EyeWonder business.

Advertisements served for our EyeWonder business’ top 20 advertiser clients during the year ended December 31, 2009 accounted for 42% of our EyeWonder business’ revenues for that period. If one or more of these major advertisers (or their agencies) decides not to continue purchasing services from us or significantly reduces its spending on our services, we may not be able to make up the lost revenue.

Consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers may impair our ability to serve advertisements and to collect campaign data, and could lead to a loss of significant customers.

The growing trend of consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers, and increasing industry presence of a small number of large companies, such as Google and Microsoft, could harm our business. We currently are able to serve, track and manage advertisements for our customers in a variety of networks and websites. Concentration of advertising networks or any disruption in our relationship with our publishers could substantially impair our ability to serve advertisements if networks or websites decide not to permit us to serve, track or manage advertisements on their websites, if publishers develop ad placement systems that are not compatible with our systems, or if they use their market power to force their customers to use certain vendors on their networks or websites. These networks or websites also could prohibit or limit our aggregation of advertising campaign data if they use technology that is not compatible with our technology. In addition, concentration of desirable advertising space in a small number of networks and websites could result in pricing pressures and diminish the value of our advertising campaign data, as the value of this data depends to some degree on the continuous aggregation of data from advertising campaigns on a variety of different advertising networks and websites. Additionally, major networks and publishers can terminate our ability to serve advertisements on their properties on short notice. If we are no longer able to serve, track and manage advertisements on a variety of networks and websites, our offerings will be significantly impacted.

The market for Internet advertising or marketing may deteriorate, or develop more slowly than expected, which could have a material adverse affect on our business, financial condition or results of operations.

If the market for Internet advertising or marketing deteriorates, or develops more slowly than we expect, our business could suffer. The future success of our EyeWonder business depends highly on an increase in the use of the Internet, the commitment of advertisers and advertising agencies to the Internet as an advertising and marketing medium, the advertisers’ implementation of advertising campaigns, and the willingness of current or potential customers to outsource their Internet advertising and marketing needs. The market for Internet advertising and marketing is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising solutions and services is uncertain.

If our EyeWonder business does not continue to innovate and provide high quality solutions and services, we may not remain competitive.

Our success depends on providing high quality solutions and services that make online campaign management easier and more efficient for our customers. Our competitors are constantly developing innovations in online advertising and campaign management. If we are unable to predict user preferences or industry changes, or if we are unable to modify our solutions and services on a timely basis, and as a result are unable to provide quality solutions and services that run without complication or service interruptions, our customers may become dissatisfied and we may lose customers to our competitors and our reputation in the industry may suffer, making it difficult to attract new customers. Our operating results also would suffer if our innovations are not responsive to customers’ needs, are not appropriately timed with market opportunity or are not effectively brought to market. As online advertising and campaign management technologies continue to develop, our competitors may be able to offer solutions that are, or are perceived to be, substantially similar or better than those offered by us. As a result, we must continue to invest significant resources in research and development in order to enhance our technology and our existing solutions and services, and introduce new high-quality solutions and services. If these research and development efforts do not lead to innovative solutions and services, our business will suffer and our ability to generate increased revenue will be significantly affected.

Our EyeWonder business depends on a strong brand reputation, and if we are not able to maintain and enhance our brand, our business will suffer.

We believe that maintaining and enhancing the “EyeWonder” brand is critical to expanding our base of customers and maintaining brand loyalty among customers, particularly in North America where brand perception can impact the competitive position in other markets worldwide, and that the importance of brand recognition will increase due to the growing number of competitors providing similar services and solutions. Maintaining and enhancing our brand may require us to make substantial investments in research and development and in the marketing of our solutions and services, and these investments may not be successful. If we fail to promote and maintain the “EyeWonder” brand, or if we incur excessive expenses in this effort, our business and results of operations could be adversely impacted. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality solutions and services, which we may not do successfully.

New advertisement blocking technologies could limit or block the delivery or display of advertisements by our service offerings, which could undermine the viability of our business.

Advertisement blocking technologies, such as “filter” software programs, that can limit or block the delivery or display of advertisements delivered through our service offerings are currently available for Internet users and are continuing to be developed. If these technologies become widespread, the commercial viability of the current Internet advertisement model may be undermined. As a result, ad-blocking technology could, in the future, have a material adverse affect on our business, financial condition and results of operations.

More individuals are using non-personal computer devices to access the Internet, and the solutions developed for these devices may not be widely deployed.

The number of people who access the Internet through devices other than personal computers (PCs), including mobile devices, game consoles and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our service offerings through these devices more difficult and potentially less effective. If we are unable to deliver our service offerings to a substantial number of alternative device users or if we are slow to develop services and technologies that are more compatible with non-PC Internet-enabled devices, we will fail to capture a significant share of an increasingly important portion of the market. Such a failure could limit our ability to compete effectively in an industry that is rapidly growing and changing.

Data centers used by our EyeWonder business are vulnerable to natural disasters, terrorism and system failures that could significantly harm our business operations and lead to client dissatisfaction.

In delivering our services, we depend on the operation of data centers, which are vulnerable to damage or interruption from earthquakes, terrorist attacks, war, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our system, and similar events. Our insurance policies have limited coverage in such cases and may not fully compensate us for any loss. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a terrorist attack, a provider’s decision to close a facility we are using without adequate notice or other unanticipated problems at data centers could result in lengthy interruptions in service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand reputation could be damaged if customers believe our system is unreliable, which could have a material adverse affect on our business, financial condition and results of operations.

We have in the past experienced, and may in the future experience, system failures. Any unscheduled interruption in service puts a burden on our entire organization and would result in an immediate loss of revenue. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce operating margin and may not be successful in reducing the frequency or duration of unscheduled downtime.

Our EyeWonder business may be adversely affected by malicious third-party software applications that interfere with the function of our technology.

Our EyeWonder business may be adversely affected by malicious software applications that make changes to Internet users’ computers and interfere with our technology. These applications may attempt to change the users’ experience in using our services, including altering or replacing advertisements delivered by our platform, changing configurations of our user interface, or otherwise interfering with our ability to deliver advertisements to users’ devices. The interference may occur without disclosure to or consent from users, resulting in a negative experience that users may associate with our services. If our efforts to combat these malicious software applications are unsuccessful, our reputation may be harmed, and the communications with certain users on behalf of our customers could be impaired. This could result in a decline in usage of our services and corresponding revenues, which would have a material adverse effect on our business, financial condition and results of operations.

If we fail to detect click-through fraud or other invalid clicks, we could lose the confidence of our advertisers, thereby causing our business to suffer.

We are exposed to the risk of fraudulent clicks and other invalid clicks on advertisements delivered by us from a variety of potential sources. Invalid clicks are clicks that we have determined are not intended by the user to link to the underlying content, such as inadvertent clicks on the same ad twice and clicks resulting from click fraud. Click fraud occurs when a user intentionally clicks on an ad displayed on a web site for a reason other than to view the underlying content. These types of fraudulent activities could harm our business and brand. If fraudulent clicks are not detected, the data that our solutions provide to customers may be less reliable and the affected advertisers may lose confidence in our solutions to deliver a return on their investment. If advertisers become dissatisfied with our solutions, they may choose to do business with our competitors or reduce their Internet advertising spending.

Our inability to protect our intellectual property rights could reduce the value of our service offerings and brand or permit competitors to more easily compete with us.

Our know-how and trade secrets related to the Internet advertising industry are an important aspect of our intellectual property rights. To protect our know-how and trade secrets, we customarily require our employees, customers, and third party collaborators to execute confidentiality agreements or otherwise agree to keep our proprietary information confidential when their relationship with us begins. Typically, our employment contracts also include clauses requiring employees to assign to us all inventions and intellectual property rights they develop in the course of their employment and to agree not to disclose our confidential information. Despite our efforts, our know-how and trade secrets could be disclosed to third parties, which could cause us to lose any competitive advantage resulting from such know-how or trade secrets.

From time to time, we may discover that third parties are infringing or otherwise violating our intellectual property rights. Monitoring unauthorized use of intellectual property is difficult and protecting our intellectual property rights could be costly and time consuming. To protect our intellectual property rights, we may become involved in litigation, which could result in substantial expenses, divert the attention of management, cause significant delays, materially disrupt the conduct of our business or adversely affect our revenue, financial condition and results of operations. We may choose not to pursue patents or other protection for innovations that later turn out to be important or we may choose not to enforce our intellectual property rights. Some foreign laws do not protect intellectual property rights to the same extent as the law of the United States. If we are unable to adequately protect our trademarks, third parties may use our brand names or trademarks similar to ours in a manner that may cause confusion to our customers and confusion in the market, which could decrease the value of our brand. Any infringement of our intellectual property rights by third parties may eliminate any competitive advantage such intellectual property rights provide and harm our operating results.

Our EyeWonder business entity has no issued patents and few trademark registrations. While we plan to protect our intellectual property with, among other things, copyright, trade secret, patent and trademark protection, there can be no assurance that:

•	current or future United States or foreign registrations of our intellectual property rights will be approved;

•

our issued patents and trademark registrations will adequately protect the intellectual property rights we use in our business or that such patents and trademarks will not be held invalid or unenforceable if challenged by third parties;

•	third parties do not have blocking patents that could be used to prevent us from marketing our own patented products and practicing our own technology;

•	we will succeed in protecting our technology adequately in all key jurisdictions in which we or our competitors operate; or

•	others will not independently develop similar or competing products or methods or design around any patents that may be issued to us.

We use certain “open-source” software the use of which could result in our having to distribute our proprietary software, including our source code, to third parties on unfavorable terms which could materially affect our business.

Certain of our service offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable. Certain open-source code is governed by license agreements, the terms of which could require users of such open-source code to make any derivative works of such open-source code available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action in order to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or taking other actions that could divert resources away from our development efforts.

In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear. We periodically review our compliance with the open-source licenses we use and do not believe we will be required to make our proprietary software freely available. However, if a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make our software available at no cost.

Uncertainty regarding a variety of United States and foreign laws may expose us to liability and adversely affect our ability to offer our services.

The laws relating to the liability of providers of online services for activities of their customers and users are currently unsettled both within the United States and abroad. From time to time we have received notices from individuals who do not want to be exposed to advertisements delivered by us on behalf of our customers. If one of these complaints results in liability to us, it could be costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. In addition, increased attention focused on these issues and legislative proposals could harm our reputation or otherwise negatively affect the growth of our business.

There also is uncertainty regarding the application to us of existing laws regulating or requiring licenses for certain advertisers’ businesses, including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms. Existing or new legislation could expose us to substantial liability, restrict our ability to deliver services to our customers and post ads for various industries, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations.

Privacy concerns could lead to legislative and other limitations on our ability to collect usage data from Internet users, including limitations on our use of cookie or conversion tag technology and user profiling, which is crucial to our ability to provide services to our customers.

Our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for customers depends on the use of “cookies” and “conversion tags” to track Internet users and their online behavior, which allows us to measure an advertising campaign’s effectiveness and avoid repeatedly delivering the same ad to a particular user’s device. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser when it serves advertisements. A conversion tag functions similarly to a banner advertisement, except that the conversion tag is not visible. Our conversion tags may be placed on specific pages of clients of customers’ or prospective customers’ websites. Government authorities inside the United States concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, conversion tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in U.S. Congress and many state legislatures. Attempts at such regulation may be drafted in such a way as to limit or prohibit the use of technology like cookies and conversion tags, thereby creating restrictions that could reduce our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy.

Our foreign operations may also be adversely affected by regulatory action outside the United States. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. In addition, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and conversion tags and also places restrictions on the sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the electronic communications directive by October 31, 2003 (though not all have done so). Germany has also enacted additional laws limiting the use of user profiling, and other countries, both in and out of the European Union, may impose similar limitations.

Internet users may directly limit or eliminate the placement of cookies on their computers by using third- party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software. Internet browser software upgrades also may result in limitations on the use of cookies or conversion tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and conversion tag information. Plaintiffs’ attorneys also have organized class action suits against companies related to the use of cookies and several companies, including companies in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information. We may be subject to such suits in the future, which could limit or eliminate our ability to collect such information. If our ability to use cookies or conversion tags or engage in other user profiling were substantially restricted due to the foregoing, or for any other reason, we would have to generate and use other technology or methods that allow the gathering of user profile data in order to provide services to customers. This change in technology or methods could require significant reengineering time and resources, and may not be complete in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all. If the use of cookies and conversion tags are prohibited and we are not able to efficiently and cost effectively create new technology, our business, financial condition and results of operations would be materially adversely affected. In addition, any compromise of security that results in the release of Internet users’ and/or our customers’ data could seriously limit the adoption of our service offerings as well as harm our reputation and brand, expose us to liability and subject us to reporting obligations under various state laws, which could have an adverse effect on our business. The risk that these types of events could seriously harm our business is likely to increase as the amount of data stored for customers on our servers (including personal information) and the number of countries where we operate has been increasing, and we may need to expend significant resources to protect against security breaches, which could have an adverse effect on our business, financial condition or results of operations.

Risks Relating to the Acquisition of EyeWonder

The market price of our common stock may decline as a result of the merger with EyeWonder.

The market price of our common stock may decline as a result of the merger with EyeWonder for a number of reasons, including:

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

These factors are, to some extent, beyond our control. In addition, there will be a time period between the effective time of the merger and the time when EyeWonder securityholders actually receive book entry shares evidencing our common stock. Until book-entry shares are received, EyeWonder securityholders will not be able to sell their shares of our common stock in the open market and, thus, will not be able to avoid losses resulting from any decline in the market price of our common stock during this period. In addition, certain principal securityholders of EyeWonder have entered into a restriction agreement with us and may only dispose of their shares of our common stock acquired in the merger in accordance with the terms of the restriction agreement. Generally, the restrictions lapse ratably over a twelve month period after April 30, 2010, subject to certain exceptions.

There may be sales of substantial amounts of our common stock after the merger, which could cause our stock price to fall.

A large number of shares of our common stock may be sold into the public market within a short period of time following the closing of the merger on April 30, 2010, primarily due to the substantial number of shares that will be available for resale by certain former stockholders of EyeWonder who are not parties to restriction agreements that restrict the timing of the resale of these shares. As a result, our stock price could fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

The failure to operate and manage the combined company effectively could have a material adverse effect on our business, financial condition and operating results.

We will need to meet significant challenges to realize the expected benefits and synergies of the merger. These challenges include:

•	integrating the management teams, strategies, cultures, technologies and operations of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing EyeWonder customers; and

•	implementing and retaining uniform standards, controls, procedures, policies and information systems.

The accomplishment of these post-merger objectives will involve considerable risk, including:

•	the potential disruption of each company’s ongoing business and distraction of their respective management teams;

•	the possibility that our business culture and the business culture of EyeWonder will not be compatible;

•	the difficulty of incorporating acquired technology and rights into our operations;

•	unanticipated expenses related to the integration;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the merger; and

•	managing the risks related to EyeWonder’s business that may continue to impact the business following the merger.

Until the completion of the merger on April 30, 2010, we and EyeWonder had operated independently. It is possible that the integration process could result in the loss of the technical skills and management expertise of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and services. A failure to integrate the two organizations successfully could adversely affect our ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits of the merger.

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

In addition, we have incurred significant transaction costs in connection with the merger. We do not know whether we will be successful in these integration efforts and cannot assure you that we will realize the expected benefits of the merger.

Failure to retain key employees would diminish the anticipated benefits of the merger.

The success of the merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future role with us until strategies with regard to these employees are announced or executed. Additionally, there is intense competition for qualified technical personnel in our industry. If we are unable to retain personnel, including EyeWonder’s key management, technical and sales personnel who are critical to the successful integration and future operations of the companies, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel would diminish the anticipated benefits of the merger. We cannot provide assurance that we will be able to attract, retain and integrate employees following the merger.

Uncertainty regarding the merger may cause customers, suppliers or strategic partners to delay or defer decisions concerning us and our EyeWonder business and adversely affect our ability to attract and retain key employees, which would adversely affect our future business and operations.

Uncertainty about the merger may cause customers, suppliers or strategic partners to delay or defer decisions concerning us, which could negatively affect our business. Customers may seek to modify or terminate existing agreements. In addition, by increasing the breadth of our business, the merger may make it more difficult for the combined company to enter into and maintain relationships, including customer relationships, with suppliers or strategic partners, some of whom may view the combined company as a more direct competitor than either us or EyeWonder as an independent company. Our current and prospective employees may experience uncertainty about their future roles with the combined company. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

The market price of our common stock currently may be affected by factors different from those affecting our shares prior to the merger.

The results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those that affected our independent results of operations prior to the merger.

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

The combined company faces uncertainties related to the effectiveness of internal controls.

There can be no assurance that the combined company or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in internal controls over financial reporting would require management and our independent public accounting firm to evaluate our internal controls as ineffective. If internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and stock price.

Risks Related to Ownership of Our Common Stock

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

Our Company has only been in existence since 2001. A significant amount of our growth, in terms of employees, operations and revenue, has occurred. For example, our revenue has grown from $5.0 million in 2003 to $65.2 million in 2006 to $131.7 million in 2009. As a consequence, we have a limited operating history which makes it difficult to evaluate our business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this report on Form 10-Q. If we do not address these risks successfully, our business will be harmed.

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

As of March 31, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 53% of our outstanding common stock, including approximately 36% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. Immediately after giving effect to the acquisition of EyeWonder and based on the shares outstanding as of March 31, 2010, these directors and executive officers will own 46% of our outstanding stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. Even after the acquisition, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for acquisitions of companies complementary to our core CDN business, capital expenditures, working capital and other general corporate purposes. For the three month period ended March 31, 2010, we made capital expenditures of $5.5 million and expect aggregate capital expenditures of approximately 15% to 17% of total revenue in 2010. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. On April 30, 2010 we acquired EyeWonder, Inc. for which we will use approximately $62.0 million in cash and in January 2010 we acquired an on-line and direct marketing solutions provider chors GmbH, located in Germany for which we used approximately $2.0, million, net of cash acquired in cash and could use an additional $0.3 million if specific financial targets are achieved during 2010. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation a portion of the net proceeds may be used to satisfy a final damages judgment, if any.

On January 27, 2010 we acquired all of the outstanding capital stock of chors GmbH, an on-line and direct marketing solutions provider located in Germany. The aggregate purchase price, including the earn-out provision, consisted of approximately $2.8 million of cash and up to 860,000 shares of our common stock. At the closing of the acquisition, we issued 86,000 shares of our common stock to the two individual shareholders of chors, both residents of the Federal Republic of Germany. Up to an additional 774,000 shares of our common stock may be issued to the two individual shareholders depending upon the achievement of certain financial performance targets during calendar year 2010. We relied upon Regulation S in issuing the shares of its common stock in this transaction without registration under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	RESERVED

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.02	Amended Restated Certificate of Incorporation of Limelight Networks, Inc.	S-1	333-141516	3.2	5/21/07

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: May 7, 2010	By:	/s/ Douglas S. Lindroth
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