Form 10-Q
period 2010-06-30
Limelight Networks, Inc.
filed 2010-08-06
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2010: 98,358,964 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,771	$89,509
Marketable securities	22,073	64,870
Accounts receivable, net of reserves of $8,699 at June 30, 2010 and $9,226 at December 31, 2009	34,479	26,363
Income taxes receivable	787	617
Prepaid expenses and other current assets	9,721	9,654

Total current assets	127,831	191,013
Property and equipment, net	44,651	35,524
Marketable securities, less current portion	996	12
Goodwill	94,835	619
Other intangible assets, net	19,331	370
Other assets	7,646	8,132

Total assets	$295,290	$235,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,380	$5,144
Deferred revenue, current portion	11,462	12,199
Capital lease obligation, current portion	115	—
Other current liabilities	18,258	14,140

Total current liabilities	41,215	31,483
Deferred revenue, less current portion	—	1,377
Capital lease obligation, less current portion	168	—
Deferred income tax, less current portion	668	10

Total liabilities	42,051	32,870
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at June 30, 2010; 98,315 and 85,011 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	98	85
Additional paid-in capital	368,293	308,537
Accumulated other comprehensive (loss) income	(1,188)	93
Accumulated deficit	(113,964)	(105,915)

Total stockholders’ equity	253,239	202,800

Total liabilities and stockholders’ equity	$295,290	$235,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$42,195	$32,333	$78,281	$65,508

Cost of revenue:
Cost of services	18,501	14,945	34,705	29,868
Depreciation — network	5,324	6,133	10,102	12,681

Total cost of revenue	23,825	21,078	44,807	42,549

Gross margin	18,370	11,255	33,474	22,959
Operating expenses:
General and administrative	9,609	6,405	17,735	18,309
Sales and marketing	11,319	7,716	20,706	15,855
Research and development	3,478	1,944	6,122	3,854
Depreciation and amortization	1,603	532	2,370	1,072
Provision for litigation judgment	—	—	—	(65,645)

Total operating expenses	26,009	16,597	46,933	(26,555)

Operating (loss) income	(7,639)	(5,342)	(13,459)	49,514
Other income (expense):
Interest expense	(7)	(11)	(8)	(22)
Interest income	255	337	557	720
Other income (expense)	28	(111)	3	116

Total other income	276	215	552	814

(Loss) income before income taxes	(7,363)	(5,127)	(12,907)	50,328
Income tax (benefit) expense	(5,098)	171	(4,857)	492

Net (loss) income	$(2,265)	$(5,298)	$(8,050)	$49,836

Net (loss) income per weighted average share:
Basic	$(0.02)	$(0.06)	$(0.09)	$0.60

Diluted	$(0.02)	$(0.06)	$(0.09)	$0.57

Shares used in per weighted average share calculations:
Basic	93,889	84,033	89,504	83,774
Diluted	93,889	84,033	89,504	87,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(8,050)	$49,836
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,472	13,753
Share-based compensation	8,503	8,768
Deferred income taxes	(119)	—
Income tax benefit related to business acquisition	(5,768)	—
Provision for litigation	—	(65,645)
Accounts receivable charges	1,757	3,910
(Gain) loss on foreign currency transactions	(164)	174
Loss on sale of property and equipment	94	—
Accretion of marketable securities	324	(157)
Changes in operating assets and liabilities:
Accounts receivable	(417)	3,441
Prepaid expenses and other current assets	599	128
Income taxes receivable	227	(17)
Other assets	944	(4,162)
Accounts payable	(959)	(5,442)
Deferred revenue	(2,377)	(1,794)
Other current liabilities	(889)	(7,061)
Other long term liabilities	(19)	—

Net cash provided by (used in) operating activities	6,158	(4,268)

Cash flows from investing activities:
Purchase of marketable securities	(18,755)	(12,830)
Sale of marketable securities	61,180	30,400
Purchases of property and equipment	(13,730)	(6,062)
Acquisition of businesses, net of cash acquired	(63,907)	22

Net cash (used in) provided by investing activities	(35,212)	11,530

Cash flows from financing activities:
Proceeds from exercise of stock options	127	168

Net cash provided by financing activities	127	168

Effect of exchange rate changes on cash	189	(448)

Net (decrease) increase in cash and cash equivalents	(28,738)	6,982
Cash and cash equivalents at beginning of period	89,509	138,180

Cash and cash equivalents at end of period	$60,771	$145,162

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$—

Cash paid for income taxes	$521	$535

Property and equipment purchases remaining in accounts payable and other current liabilities	$5,715	$2,890

Common stock issued in connection with acquisition of businesses	$51,527	$962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Limelight Networks, Inc. (the Company) provides on-demand software, platform, and infrastructure services that help global businesses reach and engage audiences on any mobile or connected device, enabling them to enhance their brand presence, build stronger customer relationships, optimize their advertising, and monetize their digital assets. The company services customers in the United States, Europe, and the Asia Pacific region.

2. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term assets, capitalized software, provision for litigation, income and other taxes, the fair value of stock-based compensation and other contingent liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate. The accompanying condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, are unaudited. The condensed consolidated balance sheet information as of December 31, 2009 is derived from the audited consolidated financial statements which were included in our Annual Report on Form 10-K filed with the SEC on March 12, 2010. The consolidated financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K filed on March 12, 2010.

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

Revenue Recognition

The Company primarily derives revenue from the sale of services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly or annual level of usage and provide the rate at which the customer must pay for actual usage above the monthly or annual minimum. For these services, the Company recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of the Company’s services exceed the monthly minimum commit, the Company recognizes revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, the Company recognizes revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognizes any remaining committed amount for the applicable period in the last month thereof. The Company typically charges the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. The Company also derives revenue from campaigns, services and events sold as discrete, non-recurring events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

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

The Company has certain multi-element arrangements in place at June 30, 2010. Under these arrangements, the Company recognized approximately $2.4 million and $5.3 million, respectively, in revenue for the three and six month periods ended June 30, 2010. During the three and six month periods ended June 30, 2009, the Company recognized approximately $1.7 million and $3.3 million, respectively, in revenue related to its multi-element arrangement. As of June 30, 2010, the Company had deferred revenue related to its multi-element arrangements of approximately $6.5 million that will be recognized over the remaining terms of the respective arrangements based on the underlying elements of the arrangements in accordance with the Company’s revenue recognition policies.

The Company also sells services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. The Company records revenue under these agreements on a net or gross basis depending upon the terms of the arrangement. The Company typically records revenue gross when it has risk of loss, latitude in establishing price, credit risk and is the primary obligor in the arrangement. Reseller revenue for the three and six month periods ended June 30, 2010 represented approximately 3% and 5%, respectively of the Company’s total revenue. During the three and six month periods ended June 30, 2009, reseller revenue was approximately 1% of the Company’s total revenue.

From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, website, print and signage. The Company recorded barter revenue and expense of approximately $24,000 and $52,000, respectively, for the three and six month periods ended June 30, 2010. During the three and six month periods ended June 30, 2009, the Company recorded barter revenue and expense of approximately $81,000 and $173,000, respectively.

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

Restricted Cash

The Company secures its capital lease obligation with a letter of credit that is collateralized by $263,000 of cash. When the capital lease is repaid, the letter of credit would no longer be required and the restricted cash would be available for general use. Restricted cash is excluded from cash and cash equivalents and is recorded in other long term assets (due to the term of the lease being greater than one year) in the accompanying balance sheets.

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

The following is a summary of available-for-sale securities at June 30, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$9,961	$5	$—	$9,966
Commercial paper	2,999	—	—	2,999
Corporate notes and bonds	9,072	43	(7)	9,108

Total available-for-sale debt securities	22,032	48	(7)	22,073
Publicly traded common stock	1,279	12	(295)	996

Total available-for-sale securities	$23,311	$60	$(302)	$23,069

At June 30, 2010, the Company evaluated its investment portfolio in available-for-sale debt securities, and noted unrealized losses of approximately $7,000 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2010. There have been no unrealized losses greater than twelve months. The Company’s intent is to hold these investments until such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

At June 30, 2010, the Company evaluated its investment portfolio in publicly traded common stock to determine if there had been decline in market value that was considered to be other-than-temporary. At June 30, 2010, the Company concluded that the decline in publicly traded common stock was temporary and adjusted it to fair value through comprehensive income.

The amortized cost and estimated fair value of the available-for-sale debt securities at June 30, 2010, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$20,030	$45	$(7)	$20,068
Due after one year and through five years	2,002	3	—	2,005

	$22,032	$48	$(7)	$22,073

The following is a summary of available-for-sale securities at December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$46,153	$16	$(33)	$46,136
Commercial paper	8,996	—	—	8,996
Corporate notes and bonds	9,631	108	(1)	9,738

Total available-for-sale debt securities	64,780	124	(34)	64,870
Publicly traded common stock	13	—	(1)	12

Total available-for-sale securities	$64,793	$124	$(35)	$64,882

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

The Company’s other intangible assets represent existing technologies, trademark, non-compete agreements, patent, usage contract, domain names and customer relationships intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from one to five years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results and outcomes could differ from those estimates. Significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term assets, provision for litigation, capitalized software, income and other taxes, the fair value of share-based compensation and other contingent liabilities.

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

3. Business Acquisitions

chors GmbH

On January 27, 2010 the Company acquired chors GmbH (chors), an on-line and direct marketing solutions provider located in Germany. The aggregate purchase price, including the earn-out provision consisted of approximately $2.8 million of cash, of which approximately $2.5 million was paid at closing, and up to 860,000 shares of the Company’s common stock, of which 86,000 shares were issued at closing. The fair value of the common shares issued as consideration for chors was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. In addition, the Company incurred approximately $0.2 million of transaction costs, which primarily consisted of fees for legal and financial advisory services. These transaction costs were included in general and administrative expenses in the Company’s statement of operations for the six month period ended June 30, 2010. The Company’s consolidated financial statements include the results of operations of chors from the date of acquisition. The historical results of operations of chors were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the chors acquisition will not be amortized and will be tested for impairment at least annually (see Note 6).

The following table presents the allocation of the purchase price for chors:

(In thousands)
Consideration:
Cash	$2,814
Value of common stock	3,122

Total consideration	$5,936

Acquisition-related costs (included in general and administrative expenses)	$194

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$845
Property and equipment	63
Identifiable intangible assets	2,498
Financial liabilities	(557)

Total identifiable net assets	2,849
Goodwill	3,087

$5,936

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Existing technologies	$1,180	3.0
Non-compete agreements	940	4.0
Usage contract	370	1.6
Trademarks	8	5.0

Total	$2,498

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for chors services. The fair value of intangible assets was based upon the market approach and the income approach. In applying the market approach, the values of the intangible assets acquired were determined based upon the economic principal of competition. Although there is no established public market for intangible assets, the market approach can be utilized through the analysis of market-derived empirical transaction data. The market approach involves empirical market data involving comparable intangible assets and a comparison of the subject intangible assets to such comparable intangible assets. This method is sometimes referred to as the Net Avoided Royalty Method. In the Net Avoided Royalty Method, transactions involving the licensing of comparable intangible assets are analyzed and the value of an asset is estimated by capitalizing the royalty expense saved because the company owns the asset.

The relief-from-royalty method was used to value the existing technologies and trademarks acquired from chors. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the completed technology. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing technologies are as follows: royalty rate of 14%, discount rate of 21.5%, tax rate of 25% and estimated average economic life of three years. The key assumptions used in valuing the existing trademarks are as follows: royalty rate of 0.5%, discount rate of 21%, tax rate of 25% and estimated average economic life of five years.

The non-compete agreements and usage contract were valued using the income approach. In utilizing the income approach, the Company estimates the value of an intangible based on the present value of future economic income attributable to the ownership of the asset. This approach is typically determined through a Discounted Cash Flow Method. The Discounted Cash Flow Method provides an indication of value based on discounting projected debt-free net cash flows to their present value at a discount rate that reflects both market based return requirements and risks inherent in the specific intangible asset. In applying this approach, the values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk-adjusted discount rates. The rate used to discount the expected future net cash flows from the intangible assets to their present values was based upon a weighted average cost of capital of approximately 20%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from chors. The key assumptions used in valuing the non-compete agreements and usage contract were as follows: 20.5% for non-compete agreements, and 18.5% for usage contract, tax rate of 25% and estimated remaining economic life of 4 years for non-compete agreements and 1.6 years for the usage contract.

The total weighted average amortization period for the intangible assets acquired from Chors is 3.2 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. The goodwill resulting from the chors acquisition is not deductible for income tax purposes.

EyeWonder Acquisition

On April 30, 2010 the Company completed its acquisition of EyeWonder, Inc. (EyeWonder), a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers headquartered in Atlanta, Georgia. The aggregate purchase price, excluding the earn-out provision consisted of approximately $62.8 million of cash and 12,740,000 shares of the Company’s common stock with an estimated fair value of approximately $51.2 million. The fair value of the common shares issued as consideration for EyeWonder was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. Under the terms of the Merger Agreement, the former holders of EyeWonder securities that were outstanding immediately prior to the completion of the merger received, in the aggregate, approximately $49.6 million in cash and 9,726,301 shares of the Company’s common stock with a determined value of approximately $39.1 million based on the closing price of the Company’s common stock on April 30, 2010. In addition, the former EyeWonder securityholders may receive up to 4,774,000 shares of the Company’s common stock and approximately $0.3 million in cash in April 2011 if certain performance metrics are satisfied. At this time, the Company does not believe that the performance metrics will be achieved and accordingly has not recorded any contingent consideration. Under the terms of the Merger Agreement, 3,013,699 shares of the Company’s common stock have been set aside in an escrow account and will be held until June 28, 2011, subject to any unresolved indemnification claims. In addition, the Company incurred approximately $2.3 million of transaction costs, which primarily consisted of fees for legal and financial advisory services. Approximately $1.5 million of these costs were recorded in 2009 and approximately $0.4 million and $0.8 million, respectively, are included in general and administrative expenses in the Company’s statement of operations for the three and six month periods ended June 30, 2010. The Company’s consolidated financial statements include the results of operations of EyeWonder from the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The allocation is preliminary and will be finalized during the third quarter of 2010. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Limelight services to EyeWonder customers; trained technical workforce in place in the United States and Europe; existing sales pipeline and trained sales force and potential cost synergies to be realized. In accordance with current accounting standards, goodwill associated with the EyeWonder acquisition will not be amortized and will be tested for impairment at least annually (see Note 6).

The following table presents the allocation of the purchase price for EyeWonder:

(In thousands)
Consideration:
Cash	$62,782
Common stock	51,215

Total consideration	$113,997

Acquisition-related costs (included in general and administrative expenses)	$2,301

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$12,798
Property and equipment	1,100
Identifiable intangible assets	17,849
Financial liabilities	(8,617)

Total identifiable net assets	23,130
Goodwill	90,867

$113,997

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Existing technologies	$14,982	4.0
Patent	789	4.0
Trademarks	1,800	Indefinite
Non-compete agreements	278	1.5

Total	$17,849

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for EyeWonder services. The estimated fair value of intangible assets was based upon the market approach and the income approach. In applying the market approach, the values of the intangible assets acquired were determined based upon the economic principal of competition. Although there is no established public market for intangible assets, the market approach can be utilized through the analysis of market-derived empirical transaction data. The market approach involves empirical market data involving comparable intangible assets and a comparison of the subject intangible assets to such comparable intangible assets. This method is sometimes referred to as the Net Avoided Royalty Method. In the Net Avoided Royalty Method, transactions involving the licensing of comparable intangible assets are analyzed and the value of an asset is estimated by capitalizing the royalty expense saved because the company owns the asset.

The relief-from-royalty method was used to value the existing technologies, patents and trademarks acquired from EyeWonder. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the completed technology. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing technologies and patents acquired are as follows: royalty rate of 14%, discount rate of 17%, tax rate of 38% and estimated average economic life of four years. The key assumptions used in valuing the existing trademarks acquired are as follows: royalty rate of 0.5%, discount rate of 17%, tax rate of 38% and an indefinite economic life.

The non-compete agreements were valued using the income approach. In utilizing the income approach, the Company estimates the value of an intangible based on the present value of future economic income attributable to the ownership of the asset. This approach is typically determined through a Discounted Cash Flow Method. The Discounted Cash Flow Method provides an indication of value based on discounting projected debt-free net cash flows to their present value at a discount rate that reflects both market based return requirements and risks inherent in the specific intangible asset. In applying this approach, the values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk-adjusted discount rates. The rate used to discount the expected future net cash flows from the intangible assets to their present values was based upon a weighted average cost of capital of approximately 16%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from EyeWonder. The key assumptions used in valuing the non-compete agreements were as follows: discount rate of 16%, tax rate of 38% and estimated remaining economic life of 1.5 years.

The total weighted average amortization period for the intangible assets acquired from EyeWonder is 3.6 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. The goodwill resulting from the EyeWonder acquisition is not deductible for income tax purposes.

The following table reflects unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2010 and 2009 assuming that the EyeWonder acquisition had occurred on January 1, 2010 and January 1, 2009, respectively (in thousands, expect per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$44,311	$41,248	$86,626	$79,324
Net income	$(1,778)	$(5,415)	$(9,880)	$46,745
Net income per share – basic	$(0.02)	$(0.06)	$(0.11)	$0.48
Net income per share – diluted	$(0.02)	$(0.06)	$(0.11)	$0.47

4. Accounts Receivable

Accounts receivable include (in thousands):

	As of June 30, 2010	As of December 31, 2009
Accounts receivable	$36,879	$29,457
Unbilled accounts receivable	6,299	6,132

	43,178	35,589
Less: credit allowance	(1,170)	(1,190)
Less: allowance for bad debt	(7,529)	(8,036)

Total accounts receivable, net	$34,479	$26,363

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of June 30, 2010	As of December 31, 2009
Prepaid bandwidth and backbone services	$3,910	$3,511
Non-income taxes receivable (VAT)	3,020	3,449
Employee advances and prepaid recoverable commissions	225	147
Interest receivable	167	413
Other	2,399	2,134

Total prepaid expenses and other current assets	$9,721	$9,654

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

6. Goodwill and Other Intangible Assets

The Company has recorded goodwill and other intangible assets as a result its business acquisitions of Kiptronic Inc. (Kiptronic), chors and EyeWonder that occurred in May 2009, January 2010 and April 2010, respectively.

The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. As of June 30, 2010, the Company has recorded goodwill of approximately $94.8 million which includes management’s allocation of the purchase price of Kiptronic, chors and EyeWonder.

The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of June 30, 2010.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$16,461	$(908)	$15,553
Trademark	1,807	(1)	1,806
Non-compete agreements	1,105	(123)	982
Patents	789	(33)	756
Usage contract	326	(92)	234
Customer relationships	12	(12)	—
Domain names	11	(11)	—

Total other intangible assets	$20,511	$(1,180)	$19,331

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$440	$(74)	$366
Domain names	11	(7)	4
Customer relationships and contracts	12	(12)	—

Total other intangible assets	$463	$(93)	$370

Aggregate expense related to amortization of other intangible assets for the three months ended June 30, 2010 and 2009 was $0.9 million and $0, respectively. For the six months ended June 30, 2010 and 2009, aggregate expense related to amortization of other intangible assets was $1.1 million and $0 million, respectively. Based on the Company’s other intangible assets as of June 30, 2010, aggregate expense related to amortization of other intangible assets is expected to be $2.5 million for the remainder of 2010, and $4.9 million, $4.6 million, $4.2 million and $1.3 million for fiscal years 2011, 2012, 2013 and 2014, respectively.

7. Property and Equipment

Property and equipment include (in thousands):

	As of June 30, 2010	As of December 31, 2009
Network equipment	$130,204	$115,505
Computer equipment	6,848	5,493
Furniture and fixtures	835	691
Leasehold improvements	2,911	2,812
Other equipment	476	473

	141,274	124,974
Less: accumulated depreciation	(96,623)	(89,450)

	$44,651	$35,524

8. Other Assets

Other assets include (in thousands):

	As of June 30, 2010	As of December 31, 2009
Prepaid bandwidth and backbone services	$5,510	$7,413
Vendor deposits and other	1,807	719
Restricted cash	263	—
Cost basis investments	66	—

Total other assets	$7,646	$8,132

In January and September 2009, the Company entered into multi-year arrangements with a telecommunications provider for additional bandwidth and backbone capacity. The agreements required the Company to make advanced payments for future services to be received.

The Company secures its capital lease obligation with a letter of credit that is collateralized by $263,000 of cash as of June 30, 2010. Upon repayment of the capital lease obligation, the letter of credit would no longer be required and the restricted cash would be available for general use.

On May 18, 2010, the Company made a strategic investment in Gaikai, a private cloud-based gaming technology company that allows users to play major PC and console games through a web browser. The Company will provide services to Gaikai, which will be recorded as revenue when earned, with a corresponding increase in its cost basis of its investment.

9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of June 30, 2010	As of December 31, 2009
Accrued compensation and benefits	$3,469	$2,827
Contingent consideration liability	3,054	—
Accrued legal fees	2,842	2,702
Accrued cost of revenue	2,531	2,822
Income taxes payable	2,263	1,905
Non income taxes payable (VAT)	803	747
Other accrued expenses	3,296	3,137

Total other current liabilities	$18,258	$14,140

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

On July 1, 2008, the court denied the Company’s Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding the Company’s equitable defenses. The court conducted a bench trial in November 2008 regarding the Company’s equitable defenses. The Company also filed a motion for reconsideration of the court’s earlier denial of the Company’s motion for JMOL. The Company’s motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied the Company’s initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ‘703 patent and that the Company is entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order the Company has reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believes that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of the Company on May 22, 2009, and Akamai filed its notice of appeal of the court’s decision on May 26, 2009 and its appeal brief on September 15, 2009 with the United States Court of Appeals for the Federal Circuit. The Company filed its reply brief on December 9, 2009 and each party has filed further appeal briefs. The court heard arguments by both parties on June 7, 2010. The Company intends to vigorously defend the action should the court rule in Akamai’s favor. The Company is not able at this time to estimate the range of potential loss nor, in light of the favorable court order, does it believe that a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

Legal and other expenses associated with this case have been significant. The Company includes these litigation expenses in general and administrative expenses, as reported in its consolidated statement of operations. The Company expects that the litigation will continue to be expensive, time consuming and a distraction to its management in operating its business.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against the Company in the United States District Court for the Eastern District of Virginia alleging that the Company was infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining the Company from conducting its business in a manner that infringed the relevant patents. A jury trial was conducted in the United States District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to the Company finding that the Company did not infringe the Level 3 patents. The Company believes the jury verdict finding that the Company did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against the Company by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered judgment in favor of the Company. Level 3 filed its notice of appeal of the court’s decision on July 21, 2009 and its appeal brief on October 5, 2009 with the United States court of Appeals for the Federal Circuit. The Company filed its reply brief on January 19, 2010. On May 3, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter, and on May 5, 2010 the court affirmed the District Court judgment in favor of the Company. Level 3 subsequently filed a motion for re-hearing. In light of the favorable ruling the Company does not believe a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

In August 2007, the Company, certain of its officers and current and former directors, and the firms that served as the lead underwriters in the Company’s initial public offering were named as defendants in several purported class action lawsuits filed in the United States District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserted causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased the Company’s common stock in its initial public offering and/or pursuant to its Prospectus. The complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning the seasonality of its business and the loss of revenue related to certain customers. On March 17, 2008, the Company and the individual defendants moved to dismiss all of the plaintiffs’ claims and a hearing was held on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under

Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of the Company. On September 5, 2008, plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. The Company believes that it and the individual defendants have meritorious defenses to the plaintiffs’ claims and intends to contest the lawsuits vigorously. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance. The Company is working to finalize the settlement which will require court approval. The Company is not able at this time to estimate the range of potential loss nor, in light of the pending settlement does it believe that a loss is probable. Therefore, there is no provision for these lawsuits in the Company’s financial statements.

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

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income available to common stockholders	$(2,265)	$(5,298)	$(8,050)	$49,836

Basic weighted average common shares	93,889	84,033	89,504	83,774

Basic weighted average common shares	93,889	84,033	89,504	83,774
Dilutive effect of stock options and restricted stock units	—	—	—	3,475

Diluted weighted average common shares	93,889	84,033	89,504	87,249

Basic net (loss) income per share	$(0.02)	$(0.06)	$(0.09)	$0.60

Diluted net (loss) income per share	$(0.02)	$(0.06)	$(0.09)	$0.57

For the three and six month periods ended June 30, 2010 and the three month period ended June 30, 2009, an aggregate of approximately 2,646,000, 2,634,000 and 3,877,000, respectively, outstanding options and common stock subject to repurchase were excluded from the computation of diluted net loss per common share because including them would have had an antidilutive effect.

12. Comprehensive (Loss) Income

The following table presents the calculation of comprehensive income (loss) and its components (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(2,265)	$(5,298)	$(8,050)	$49,836
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(280)	73	(329)	102
Foreign exchange translation	(778)	—	(952)	(274)

Other comprehensive income (loss)	(1,058)	73	(1,281)	(172)

Comprehensive (loss) income	$(3,323)	$(5,225)	$(9,331)	$49,664

For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of June 30, 2010	As of December 31, 2009
Net unrealized gain on investments, net of tax	$(236)	$93
Foreign currency translation	(952)	—

Total accumulated other comprehensive (loss) gain	$(1,188)	$93

13. Stockholders’ Equity

On January 27, 2010, the Company completed its acquisition of chors. The aggregate purchase price of chors including the estimated fair value of the earn-out provision, consisted of approximately $2.8 million of cash, of which approximately $2.5 million was paid at closing, and up to 860,000 shares of the Company’s common stock, of which 86,000 shares were issued at closing with a determined fair value of approximately $0.3 million. The fair value of the common stock issued as consideration for chors was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

On April 30, 2010, the Company completed its acquisition of EyeWonder, Inc. or EyeWonder. The former holders of EyeWonder securities that were outstanding immediately prior to the completion of the acquisition received, in the aggregate, approximately $49.6 million in cash and 9,726,301 shares of the Company’s common stock with a determined value of approximately $39.1 million based on the closing price of the Company’s common stock on April 30, 2010. In addition, the former EyeWonder securityholders may receive up to 4,774,000 shares of the Company’s common stock and approximately $0.3 million in cash in April 2011 if certain performance metrics are satisfied. At this time, the Company does not believe that the performance metrics will be achieved and accordingly has not recorded any contingent consideration. In accordance with the terms of the acquisition, 3,013,699 shares of the Company’s common stock have been set aside in an escrow account and will be held until June 28, 2011, subject to any unresolved indemnification claims.

14. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three and six month periods ended June 30, 2010 and 2009 in accordance with current accounting standards (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Share-based compensation expense by type of award:
Stock options	$2,512	$2,149	$5,006	$4,070
Restricted stock awards and units	1,648	2,132	3,497	4,698

Total share-based compensation expense	$4,160	$4,281	$8,503	$8,768

Effect of share-based compensation expense on:
Cost of services	$583	$582	$1,181	$1,134
General and administrative expense	1,577	1,820	3,412	3,950
Sales and marketing expense	1,272	1,253	2,478	2,442
Research and development expense	728	626	1,432	1,242

Total cost related to share-based compensation expense	$4,160	$4,281	$8,503	$8,768

Unrecognized share-based compensation expense totaled $32.4 million at June 30, 2010. The Company expects to amortize $8.8 million during the remainder of 2010, $12.0 million in 2011 and the remainder thereafter based upon the scheduled vesting of the stock options, restricted stock awards and units outstanding at that time.

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

The performance based RSUs vested if the Company exceeded specified revenue and cash gross margin targets during the quarters ending on or before March 31, 2010. The RSUs are separated into four tranches of 100,000 Performance RSU’s each. The maximum number of performance-based RSUs that may vest is based on the achievement of specific quarterly financial targets. Any Performance RSUs that did not vest based on the achievement of the quarterly financial targets with respect to quarters on or before March 31, 2010, expired and were cancelled immediately following the determination of the Company’s financial performance for the quarter ending March 31, 2010. As of March 31, 2010, 100,000 of the performance RSUs had vested. The remaining 300,000 performance RSU’s expired and have been cancelled.

In May 2009, the Company granted 282,168 performance based RSUs to various employees. The performance based RSUs will only vest if a specific revenue target is achieved in any one quarter during the ten full quarters following the date of the grant and provided the employee remains with the Company through the vesting date. As of June 30, 2010, the performance requirement was not probable of being achieved and accordingly no compensation expense has been recognized.

On June 1, 2009 the Company granted 230,000 RSUs to certain executive officers. Each of the RSU awards, if eligible, shall vest in three (3) equal annual installments beginning on the third business day following the Company’s public announcement of its earnings for the fiscal quarter ending June 30, 2010, and the second and third installments vesting on June 1, 2011 and June 1, 2012, provided the executive officer remains with the Company through each such vesting date. All or a portion of the RSUs may become eligible for vesting based upon the achievement of certain financial performance targets for the twelve-month period ending June 30, 2010. RSUs that do not become eligible are forfeited. As of June 30, 2010, 90% of the RSU’s are eligible for vesting based on the achievement of the financial performance targets.

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

On February 26, 2010 the Company granted 300,000 restricted stock units to the Company’s Chief Executive Officer (CEO). The restricted stock units granted to the CEO (and not forfeited) will vest in three tranches, the first of which will vest on the third business day following the release of the Company’s fiscal 2010 financial results, the second of which will vest on December 31, 2011 and the third of which will vest on December 31, 2012; provided that the CEO remains an employee or service provider of the Company on each vesting date. All or a portion of the restricted stock units may become eligible for vesting based upon the achievement of certain financial performance targets related to the earn-out feature described in the Agreement and Plan of Merger to acquire EyeWonder, Inc., a copy of which was filed with a Current Report on Form 8-K on December 21, 2009. Restricted stock units that do not become eligible are forfeited. Each restricted stock unit represents a contingent right to receive one (1) share of the Company’s common stock. As of June 30, 2010, the performance requirement was not probable of being achieved and accordingly no compensation expense has been recognized.

On April 30, 2010, in connection with the acquisition of EyeWonder, the Company granted 750,000 restricted stock units to an executive officer and member of its board of directors. The restricted stock units will vest in equal quarterly installments over a period of four years subject to the executive officer and board member’s continued service with the Company.

On April 30, 2010, in connection with the acquisition of EyeWonder, the Company granted 250,000 restricted stock units to a member of its board of directors. The RSUs vest in equal quarterly installments over a period of four years subject to the individuals continued service to the Company through each vesting date.

15. Related Party Transactions

The Company leased office space from a company owned by one of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $1,000 and $3,000, respectively, for each of the three month periods ended June 30, 2010 and 2009. For the six month periods ended June 30, 2010 and 2009, rent expense for the lease including reimbursement for telecommunication lines, was approximately $4,000 and $6,000, respectively.

The Company sells services to entities owned, in whole or in part, by members of the Company’s executive staff and board of directors. Revenue derived from related parties was less than 1% of total revenue for the three and six month periods ended June 30, 2010. For the three and six month periods ended June 30, 2009, the Company did not generate any revenue from related parties.

16. Concentrations

For the three and six month periods ended June 30, 2010, the Company did not have any customer for which revenue exceeded 10% of total revenue. For the three and six month periods ended June 30, 2009, the Company had one major customer for which revenue exceeded 10% of total revenue. Revenues for the three and six month periods ended June 30, 2009, for this customer totaled approximately $4.7 million and $10.3 million, respectively.

Revenue from non-U.S. sources totaled approximately $12.5 million and $6.3 million respectively, for the three month periods ended June 30, 2010 and 2009, respectively. Revenue from non-U.S. sources totaled approximately $22.5 million and $12.7 million respectively, for the six month periods ended June 30, 2010 and 2009, respectively.

17. Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Based upon our estimated annual effective tax rate and discrete items for the quarter, our estimated tax benefit for the three and six month periods ended June 30, 2010 was approximately $5.1 million and $4.9 million, respectively. For the three and six month periods ended June 30, 2009 we had a tax expense of approximately $0.2 million and $0.5 million, respectively.

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

During the six months ended June 30, 2010, we performed an assessment of the recoverability of deferred tax assets. As a result of the acquisition of EyeWonder, $5.8 million of net deferred tax liabilities were recorded resulting from the temporary differences generated by the differences between the fair value of assets and liabilities acquired (mainly intangible assets such as existing technologies) and their corresponding tax bases. We determined that $5.8 million of our pre-acquisition deferred tax assets that had a full valuation allowance are now more-likely-than-not to be realized as a result of the acquisition by offsetting such deferred tax assets against the $5.8 million net deferred tax liabilities recorded as of the acquisition date. Therefore, we recorded a tax benefit of $5.8 million related to the partial release of the related valuation allowance. For the remaining balance of deferred tax assets, there was sufficient negative evidence as a result of our cumulative losses to conclude that it was more likely than not that our deferred tax assets would not be realized and we accordingly maintained the remaining valuation allowance. Related to the chors and Kiptronic acquisitions, we also have certain taxable temporary differences related to intangible assets that cannot be offset by existing deductible temporary differences resulting in a deferred tax liability of approximately $668,000.

As of June 30, 2010, the Company has approximately $0.7 million of total unrecognized tax benefits. This total of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate. Unrecognized tax benefits decreased by $22,000 during the three months ended June 30, 2010 as a result of the change in accrual for uncertain tax positions. The Company anticipates its unrecognized tax benefits will continue to decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of June 30, 2010, the Company has recorded a liability of approximately $0.3 million for the payment of interest and penalties, which did not materially change during the second quarter of 2010.

The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2005 through 2009 generally remain subject to examination by federal and most state tax authorities. As of June 30, 2010, the Company is not under any Federal examination.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Domestic revenue	$29,686	$26,036	$55,768	$52,798
International revenue	12,509	6,297	22,513	12,710

Total revenue	$42,195	$32,333	$78,281	$65,508

The following table sets forth long-lived assets by geographic area (in thousands):

	As of June 30, 2009	As of December 31, 2009
Domestic long-lived assets	$26,695	$20,889
International long-lived assets	17,956	14,635

Total long-lived assets	$44,651	$35,524

19. Fair Value Measurements

The Company evaluates certain of its financial instruments within the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1	-	defined as observable inputs such as quoted prices in active markets;

Level 2	-	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3	-	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of June 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds and US Government Agency Bonds, publicly traded stocks, and private equity securities which are classified as marketable securities and acquisition related contingent consideration which is classified as a current liability on the Company’s condensed consolidated balance sheet.

The following is a summary of marketable securities, other investment-related assets and current liabilities held at June 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds	$9,966	$9,966	$—	$—
Commercial paper	2,999	—	2,999	—
Corporate notes and bonds	9,108	9,108	—	—
Private equity security	66	—	—	66
Publicly traded common stock	996	996	—	—

Total assets measured at fair value	$23,135	$20,070	$2,999	$66

Liabilities:
Acquisition related contingent consideration	$3,054	$—	$—	$3,054

Total liabilities measured at fair value	$3,054	$—	$—	$3,054

For the period ended June 30, 2010, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the six month period ended June 30, 2010, the Company had net unrealized losses of approximately $242,000.

On January 27, 2010 the Company acquired chors. The total consideration included contingent consideration of up to $3.1 million upon the achievement of certain financial milestones. On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent financial milestone consideration based on the probability of achieving the financial milestones and the probability weighted discount on cash flows. At this time the Company believes that the financial milestones will be achieved and did not discount the contingent consideration. Future changes in fair value of the contingent financial milestone consideration, as results of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the statement of income and financial position in the period of the change.

On May 18, 2010, the Company made a strategic investment in Gaikai, a private cloud-based gaming technology company that allows users to play major PC and console games through a web browser. The Company will provide services to Gaikai, which will be recorded as revenue when earned, with a corresponding increase in its cost basis of its investment.

The fair value measurement for both the contingent consideration and the private equity security is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The progressions of our Level 3 instruments for the three months ended June 30, 2010 are shown in the table below (in thousands):

	Acquisition Related Contingent Consideration	Private Equity Securities
Balance at March 31, 2010	$3,092	$—
Additions	—	66
Change in value	(38)	—

Total assets measured at fair value	$3,054	$66

20. Subsequent Events

On July 20, 2010, the Company entered into a lease agreement with Gateway Tempe LLC for office space located at 222 South Mill Avenue, Tempe, Arizona 85281. The Company intends for the premises to serve as the Company’s new global corporate headquarters. Under the terms of the lease, the Company will lease approximately 64,000 square feet of general office and network operations center space. The estimated commencement date of the lease term is March 15, 2011 and continues through the last day of the month in which the eighth (8th) anniversary of the commencement date occurs. The Company has one option to extend the term for an additional five (5) years, at then-current market rates. The average annual base rent for the initial term is approximately $1.5 million, plus tax and operating costs paid or incurred by the landlord in excess of landlord’s budgeted direct costs. In addition, the Company will rent parking spaces from the adjacent parking structure.

On August 2, 2010, the Company announced the acquisition of Delve Networks, Inc., a privately-held provider of cloud-based video publishing and analytics services located in Seattle Washington.

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

Overview

We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. In May 2009, January 2010 and April 2010 we acquired Kiptronic, chors and EyeWonder. Today, Limelight Networks provides on-demand software, platform, and infrastructure services that help global businesses reach and engage audiences on any mobile or connected device, enabling them to enhance their brand presence, build stronger customer relationships, manage video assets, analyze viewer preferences, optimize their advertising, and monetize their digital assets. We provide services to customers in the United States, Europe, and the Asia Pacific region. As of June 30, 2010, we had approximately 1,655 active customers worldwide. We primarily derive revenue from the sale of services to our customers. These services include the delivery of digital media, including video, music, games, software and social media, the acceleration of web sites and web-based applications, and value-added services such as mobility, interactive advertising, computing, storage, data center, transit, and consulting. We operate in one business segment. Our customers normally execute contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. We have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods and in some cases, other arrangements. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase. We also derive revenue from campaigns, services and events sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

On April 30, 2010, we completed the acquisition of EyeWonder. The aggregate purchase price, excluding the earn-out provision consisted of approximately $62.8 million of cash and 12,740,000 shares of our common stock with an estimated fair value of approximately $51.2 million. Under the terms of the Merger Agreement, the former holders of EyeWonder securities that were outstanding immediately prior to the completion of the merger received, in the aggregate, approximately $49.6 million in cash and 9,726,301 shares of our common stock with a determined value of approximately $39.1 million based on the closing price of our common stock on April 30, 2010. In addition, the former EyeWonder securityholders may receive up to 4,774,000 shares of our common stock and approximately $0.3 million in cash in April 2011 if certain performance metrics are satisfied. At this time, we do not believe that the performance metrics will be achieved and accordingly have not recorded any contingent consideration. Under the terms of the Merger Agreement, 3,013,699 shares of our common stock have been set aside in an escrow account and will be held until June 28, 2011, subject to any unresolved indemnification claims. EyeWonder is a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers. EyeWonder creates and executes online video and rich media advertising campaigns — “interactive digital advertising” — on behalf of advertisers. EyeWonder was a pioneer in the delivery of video ads online and continues to be a leader in industry innovation, delivering engaging brand experiences across hundreds of online publishers and digital media channels, including online, mobile and in-game, and across a variety of formats. Through its innovative technology, products and services, EyeWonder provides advertisers, advertising agencies and content publishers the ability to create, build, deliver, track and optimize interactive advertising campaigns. EyeWonder’s in-page, in-stream and mobile advertising products combine the quality and power of Adobe Flash® video and the latest creative features, as well as online tracking and reporting capabilities to enhance the impact and effectiveness of rich media advertising campaigns. EyeWonder has executed campaigns for hundreds of advertisers across a wide variety of sectors.

EyeWonder was founded in 1999 and is headquartered in Atlanta, Georgia, with offices in New York, Chicago, San Francisco, Dallas, Los Angeles, the United Kingdom, Ireland, the Netherlands, Germany, Spain and Australia. At the time of the acquisition, EyeWonder and its subsidiaries employed a staff of approximately 240.

In January 2010, we acquired chors GmbH, or chors, an on-line and direct marketing solution provider located in Germany. The aggregate purchase price, including the earn-out provision consisted of approximately $2.8 million of cash and up to 860,000 shares of the Company’s common stock with tentative aggregate consideration determined to be approximately $5.8 million.

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

Traffic on our network has continued to grow. This traffic growth is primarily the result of growth in the traffic delivered on behalf of new customers. Our revenue is generated by charging for traffic delivered. During the quarter ended June 30, 2010, we continued to add new customers, both through new business and through our business acquisitions. We have seen an increase in the length of our sales cycle, but we continue to see that new and existing customers want the benefits of the specialized services that we bring to the market. We are also experiencing continuing pricing pressure, particularly with our larger customers.

Historically, we have derived a portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2009 revenue derived from customers outside the United States accounted for approximately 22% of our total revenue. For the year ended December 31, 2009 we derived approximately 69% of our international revenue from operations in Europe and approximately 31% of our international revenue from Asia Pacific, respectively. For the three month periods ended June 30, 2010 and 2009, respectively, revenue derived from customers outside the United States accounted for approximately 30% and 19% respectively, of our total revenue. For the six month periods ended June 30, 2010 and 2009, respectively, revenue derived from customers outside the United States accounted for approximately 29% and 19% respectively, of our total revenue. For the three and six month periods ended June 30, 2010, we derived approximately 65% and 62%, respectively, of our international revenue from Europe and approximately 35% and 38%, respectively, of our international revenue from Asia Pacific, respectively. We expect foreign revenue as a percentage of our total revenues to increase in 2010. Our international business is managed as a single geographic segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 36% of our total revenue. During 2009, one of these top 10 customers, Microsoft, represented approximately 14% of our total revenue for that period. For the three and six month periods ended June 30, 2010, sales to our top 10 customers, in terms of revenue, accounted for approximately 31% of our total revenue. During the three and six month periods ended June 30, 2010 we had no customer that accounted for more than 10% of our revenue during those periods. We anticipate customer concentration levels will decrease compared to prior years. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to reseller customers accounted for approximately 2% of our total revenue for the year ended December 31, 2009. For the three and six month periods ended June 30, 2010, revenue generated from sales to reseller customers was approximately 3% and 5%, respectively, of our total revenue.

In addition to these revenue-related business trends, our cost of revenue increased in absolute dollars and decreased as a percentage of revenue for the three and six month periods ended June 30, 2010 compared to the three and six month periods ended June 30, 2009. This increase in absolute dollars is primarily the result of increased cost of bandwidth and co-location fees associated with increased investments to build out the capacity of our network and increased network operations personnel resulting from our business acquisitions and additional personnel required to operate our expanding network.

Operating expenses increased in absolute dollars and increased as a percentage of revenue for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009. This increase was primarily due to increased general and administrative costs (primarily litigation costs, payroll and related employee costs, due to increased staffing and facility and facility related expenses), increased sales and marketing expenses (primarily payroll and related employee costs due to increased staffing) and increased research and development costs (also, primarily payroll and related employee costs due to increased staffing) and increased non-network related depreciation and amortization associated with the amortization of acquired intangible assets. For the six month period ended June 30, 2010, operating expenses increased compared to the six month period ended June 30, 2009. This increase was primarily due to increased sales and marketing expenses (primarily payroll and related employee costs due to increased staffing) and increased research and development costs (also, primarily payroll and related employee costs due to increased staffing), and increased non-network related depreciation and amortization associated with the amortization of acquired intangible assets. These increases were off-set by decreased general and administrative costs (primarily reduced litigation costs).

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2007, 2008 and 2009, we made capital purchases of $26.5 million, $20.1 million and $21.7 million, respectively. For the three and six month periods ended June 30, 2010, we made capital investments of $9.5 million and $13.7 million, respectively. We continue to see improvements in the efficiency of our network allowing us to meet traffic growth with less investment, however, we expect to have ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. For 2010, we currently anticipate making aggregate capital expenditures of approximately 14% to 16% of total revenue for the year.

Occasionally we generate revenue from customers that are entities related to certain of our executives. For the year ended December 31, 2009, we did not generate any revenue from related parties. Revenue derived from related parties was less than 1% of total revenue for the three and six month periods ended June 30, 2010.

We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue (United States Patent No. 6,108,703 (the ‘703 patent) and rejecting our invalidity defenses. The court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us on May 22, 2009, and Akamai filed a notice of appeal on May 26, 2009 and filed its appeal brief on September 15, 2009 with the United States Court of Appeals for the Federal Circuit. We filed our reply brief on December 9, 2009 and each party has filed further appeal briefs. The court heard arguments by both parties on June 7, 2010. We cannot assure you that this lawsuit ultimately will be resolved in our favor. We intend to vigorously defend the action should the court rule in Akamai’s favor. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations. We expect that these expenses will continue to be significant.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in January 2009, and on January 23, 2009 the jury returned a verdict favorable to us finding that we did not infringe the Level 3 patents. We believe the jury verdict finding that we did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered a judgment in our favor. Level 3 filed a notice of appeal on July 21, 2009 and filed its appeal brief on October 5, 2009. We filed our reply brief on January 19, 2010. On May 3, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter, and on May 5, 2010 the court affirmed the District Court judgment in our favor. Level 3 subsequently filed a motion for re-hearing. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations.

In August 2007, we, certain of our officers and current and former directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits filed in the United States District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserted causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased our common stock in our initial public offering and/or pursuant to our Prospectus. The complaint alleged, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the loss of revenue related to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008, the court entered judgment in favor of us. On September 5, 2008 plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February, 2009. We believe that we and the individual defendants have meritorious defenses to the plaintiffs’ claims and intend to contest the lawsuit vigorously. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance. We are working to finalize the settlement, which will require court approval. At this time we do not believe that a loss is probable. Therefore, there is no provision for this lawsuit in our financial statements.

We were unprofitable for the six months ended June 30, 2010; significant items impacting our unprofitability were depreciation and amortization expense and share-based compensation expense. For the six months ended June 30, 2009 we were profitable; the largest impact to our profitability was the reversal of our provision for litigation judgment accrual of $65.6 million regarding the patent infringement lawsuit filed by Akamai Technologies, Inc.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with United States generally accepted accounting principles for interim periods. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include, but are not limited to those related to revenue recognition, accounts receivable reserves, income and other taxes, stock-based compensation, equipment, goodwill, intangible assets and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

With the exception of the item noted below, as of June 30, 2010, there have been no material changes to any of the critical accounting policies as described in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010. During the quarterly periods between the February 2008 adverse jury verdict in the patent infringement lawsuit filed by Akamai Technologies, Inc. and the Court’s April 24, 2009 order, we had accrued for potential damages and interest. Based upon the Court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable.

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

Results of Operations

Revenue

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Revenue	$42,195	$32,333	$9,862	31%	$78,281	$65,508	$12,773	19%

Revenue increased 31%, or $9.9 million, to $42.2 million for the three months ended June 30, 2010 as compared to $32.3 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, total revenues increased 19%, or $12.8 million, to $78.3 million as compared to $65.5 million for the six months ended June 30, 2009. The increase in revenue for the three and six month periods ended June 30, 2010 as compared to the same periods in the prior year was primarily attributable to an increase in our value added services revenue (which includes revenue from the date of acquisition of chors and EyeWonder) of approximately $8.5 million and $10.6 million, respectively. We provide value added services in the following areas: whole and website business portal acceleration, web and enterprise acceleration, mobile content delivery, online and mobile ad serving, rich media ad unit design and creation, cloud storage, transcoding and computing functions and strategic consulting. We continued to increase the amount of traffic moving through our network; however we continue to see a decline in our average unit sales price. Our core delivery revenue increased approximately $1.4 million and $2.2 million, respectively, for the three and six month periods ended June 30, 2010, compared to the same periods in the prior year. As of June 30, 2010, we had approximately 1,655 customers under service revenue contracts as compared to approximately 1,370 as of June 30, 2009.

For the three months ended June 30, 2010 and 2009, approximately 30% and 19%, respectively, of our total revenues were derived from our operations located outside of the United States. For the three months ended June 30, 2010 and 2009, we derived approximately 65% and 66%, respectively of our international revenue from Europe and approximately 35% and 34%, respectively of our international revenue from Asia Pacific. For the six months ended June 30, 2010 and 2009, approximately 29% and 19%, respectively, of our total revenues were derived from our operations located outside of the United States. For the six months ended June 30, 2010 and 2009, we derived approximately 62% and 73%, respectively of our international revenue from Europe and approximately 38% and 27%, respectively of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of revenues during these periods.

Cost of Revenue

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Cost of revenue	$23,825	$21,078	$2,747	13%	$44,807	$42,549	$2,258	5%

Cost of revenue includes fees paid to network providers for bandwidth and backbone, costs incurred for non settlement free peering and connection to Internet service provider networks or ISPs, and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes depreciation of network equipment used to deliver our CDN services, payroll and related costs and equity-related compensation for our network operations and value added services personnel.

Cost of revenue increased 13%, or $2.7 million, to $23.8 million for the three months ended June 30, 2010 as compared to $21.1 million for the three months ended June 30, 2009. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $1.0 million due to higher traffic levels and increased amounts of deployed network assets, an increase in payroll and related employee costs of $2.1 million associated with increased staff to build and operate our CDN, as well as increased operations personnel from our business acquisitions whose primary focus is on our delivery of value added services, an increase in travel and travel related expenses of $0.1 million, and an increase in other costs of $0.3 million. These increases were off-set by a reduction in depreciation expense of network equipment of $0.8 million. For the six months ended June 30, 2010, cost of revenues increased 5%, or $2.2 million, to $44.8 million as compared to $42.5 million for the six months ended June 30, 2009. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $1.5 million due to higher traffic levels and increased amounts of deployed network assets, an increase in payroll and related employee costs of $3.1 million associated with increased staff to build and operate our CDN, as well as increased operations personnel resulting from our business acquisitions whose primary focus is on our delivery of value added services, an increase in travel and travel related expenses of $0.2 million, and an increase in other costs of $0.1 million. These increases were off-set by a reduction in depreciation expense of network equipment of $2.6 million.

Additionally, cost of revenue share-based compensation expense remained constant for the three month period ended June 30, 2010 at $0.6 million, compared to the three month period ended June 30, 2009. For the six month period ended June 30, 2010, cost of revenue share-based compensation expense increased $0.1 million, to $1.2 million compared to the six month period ended June 30, 2009.

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Bandwidth and co-location fees	$12.3	$11.3	$24.0	$22.5
Depreciation — network	5.3	6.1	10.1	12.7
Payroll and related employee costs	4.2	2.1	7.2	4.1
Share-based compensation	0.6	0.6	1.2	1.1
Professional fees and outside services	0.2	0.1	0.3	0.2
Travel and travel-related expenses	0.2	0.1	0.3	0.1
Royalty expenses	0.1	0.2	0.1	0.3
Other costs	0.9	0.6	1.6	1.5

Total cost of revenues	$23.8	$21.1	$44.8	$42.5

We have long-term purchase commitments for bandwidth usage and co-location with various Tier 1 network providers and data center operators. The minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately: $12.3 million for the remainder of 2010, $10.7 million for 2011, $5.9 million for 2012, $3.3 million for 2013 and $3.7 million for 2014 and beyond.

We anticipate cost of revenues will increase during the remainder of 2010. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased rack and co-location costs to support increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to decrease compared to 2009 in absolute dollars. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our expanding customer base as well as our increase in value added services personnel. The third quarter will include a full quarter of activity for EyeWonder, compared to two months of activity during the quarter ended June 30, 2010. We expect that share-based compensation expense will remain consistent with 2009.

General and Administrative

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
General and administrative	$9,609	$6,405	$3,204	50%	$17,735	$18,309	$(574)	(3)%

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

General and administrative expenses increased 50%, or $3.2 million, to $9.6 million for the three months ended June 30, 2010 as compared to $6.4 million for the three months ended June 30, 2009. The increase in general and administrative expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to an increase of $1.3 million in litigation expenses related to our litigation with Akamai and MIT, and Level 3, an increase in payroll and related employee costs of $0.8 million, primarily due to increased personnel resulting from our business acquisitions, an increase in other costs of $0.8 million, primarily due to increased facilities and facilities related costs of $0.3 million, increased fees, licenses and non-income taxes of $0.3 million, increased telephone costs of $0.1 million and a increase in general office expenses (office and computer supplies, postage and shipping) of approximately $0.1 million. For the six months ended June 30, 2010, general and administrative expenses decreased 3%, or $0.6 million, to $17.7 million as compared to $18.3 million for the six months ended June 30, 2009. The decrease in general and administrative expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to a decrease of $2.2 million in litigation expenses related to our litigation with Akamai and MIT, and Level 3, and a decrease of $0.6 million in bad debt expense. These decreases were off-set by increases in payroll and related employee cost of $1.2 million, again primarily due to increased personnel resulting from our business acquisitions and a increase in other costs of $1.3 million, again primarily due to increased facilities and facilities related costs of $0.3 million, increased fees, licenses and non-income taxes of $0.8 million, increased telephone costs of $0.1 million and an increase in general office expenses (office and computer supplies, postage and shipping) of approximately $0.1 million. Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses and property taxes.

Additionally, general and administrative share-based compensation expense decreased $0.2 million and $0.5 million, respectively for the three and six month periods ended June 30, 2010 compared to the same periods of the prior year.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Payroll and related employee costs	$2.2	$1.4	$4.1	$2.9
Litigation expenses	1.7	0.4	2.1	4.3
Share-based compensation	1.6	1.8	3.4	3.9
Professional fees, legal and outside services	1.5	1.3	2.9	2.9
Bad debt expense	0.6	0.4	1.8	2.4
Travel and travel related	0.2	0.1	0.4	0.2
Other expenses	1.8	1.0	3.0	1.7

Total general and administrative	$9.6	$6.4	$17.7	$18.3

We expect general and administrative expenses to increase in 2010 in absolute dollars and to decrease as a percentage of revenue. The increase is primarily due to increased payroll and payroll related employee costs due to increased staffing, off-set by lower costs associated with ongoing litigation, as well as decreases in accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. In addition, the third quarter will include a full quarter of activity for EyeWonder, compared to two months of activity during the quarter ended June 30, 2010. We expect that share-based compensation expense will decrease in 2010.

Sales and Marketing

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Sales and marketing	$11,319	$7,716	$3,603	47%	$20,706	$15,855	$4,851	31%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses increased 47%, or $3.6 million, to $11.3 million for the three months ended June 30, 2010, as compared to $7.7 million for the three months ended June 30, 2009. The increase in sales and marketing expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was due to an increase in payroll and related employee costs of $2.7 million, primarily due to increased staffing, which resulted in higher salaries, commissions and bonuses, plus the addition of sales and marketing personnel from our business acquisitions, an increase in travel and travel-related expenses of $0.4 million, an increase in professional fees for outside services of approximately $0.1 million, an increase in marketing expenses of $0.1 million, and an increase in other costs of $0.2 million, primarily due to increased training and seminar costs of $0.1 million, and increased property taxes and other fees and licenses of approximately $0.1 million. For the six months ended June 30, 2010, sales and marketing expenses increased 31%, or $4.9 million, to $20.7 million, as compared to $15.9 million for the six months ended June 30, 2009. The increase in sales and marketing expenses for the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009 was due to an increase in payroll and related employee costs of $3.4 million, primarily due to increased staffing, which resulted in higher salaries, commissions and bonuses, plus the addition of sales and marketing personnel from our business acquisitions, an increase in travel and travel-related expenses of $0.6 million, an increase in professional fees for outside services of approximately $0.3 million, and an increase in marketing expenses of $0.3 million. Other expenses which increased $0.1 million in the six month period ended June 30, 2010, includes such items as rent and property taxes for our Europe and Asia Pacific sales offices, telephone and office supplies.

Additionally, sales and marketing share-based compensation expense increased $0.1 million and $0.1 million, respectively for the three and six month periods ended June 30, 2010 compared to the same periods of the prior year.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Payroll and related employee costs	$7.4	$4.7	$13.2	$9.8
Share-based compensation	1.3	1.2	2.5	2.4
Travel and travel-related expenses	0.9	0.5	1.7	1.1
Professional fees and outside services	0.5	0.4	1.0	0.7
Marketing programs	0.4	0.3	0.7	0.4
Other expenses	0.8	0.6	1.6	1.5

Total sales and marketing	$11.3	$7.7	$20.7	$15.9

We anticipate our sales and marketing expense will increase in 2010 in absolute dollars and slightly increase as a percentage of revenue. The increase is due to expected increases in commissions on higher forecasted sales, an increase in payroll and related costs of sales and marketing personnel and additional expected increases in travel and travel-related expenses. In addition, the third quarter will include a full quarter of activity for EyeWonder, compared to two months of activity during the quarter ended June 30, 2010. We expect that share-based compensation expense will slightly increase compared to 2009.

Research and Development

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Research and development	$3,478	$1,944	$1,534	79%	$6,122	$3,854	$2,268	59%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 79%, or $1.5 million, to $3.5 million for the three months ended June 30, 2010, as compared to $1.9 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, research and development expenses increased 59%, or $2.3 million, to $6.1 million, as compared to $3.9 million for the six months ended June 30, 2009. The increase in research and development expenses in the three and six month periods ended June 30, 2010 as compared to the three and six month periods ended June 30, 2009 was primarily due to an increase of $1.0 million and $1.6 million respectively, in payroll and related employee costs associated with our hiring of additional network and software engineering personnel and the addition of research and development personnel resulting from our business acquisitions, an increase in share-based compensation of $0.1 million and $0.1 million, respectively, and an increase in professional fees and outside services of $0.4 million and $0.4 million, respectively, primarily for consulting and contract labor. Other expenses include such items as travel and travel related expenses, consulting, contract labor, telephone, and office supplies.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Payroll and related employee costs	$2.1	$1.1	$3.6	$2.0
Share-based compensation	0.7	0.6	1.4	1.3
Professional fees and outside services	0.5	0.1	0.8	0.4
Other expenses	0.2	0.1	0.3	0.2

Total research and development	$3.5	$1.9	$6.1	$3.9

We anticipate our research and development expenses will increase in 2010 in absolute dollars and increase as a percentage of revenue due to increased payroll and related costs associated with continued hiring of research and development personnel and contractors, and investments in our core technology and refinements to our other service offerings. In addition, the third quarter will include a full quarter of activity for EyeWonder, compared to two months of activity during the quarter ended June 30, 2010. We expect that share-based compensation expense will increase compared to 2009.

Depreciation and Amortization (Operating Expenses)

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Depreciation & amortization	$1,603	$532	$1,071	201%	$2,370	$1,072	$1,298	121%

Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Depreciation and amortization expenses increased 201%, or $1.1 million, to $1.6 million for the three months ended June 30, 2010, as compared to $0.5 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, depreciation and amortization expenses increased 121%, or $1.3 million, to $2.4 million, as compared to $1.1 million for the six months ended June 30, 2009. The increase in depreciation and amortization expense in the three and six month periods ended June 30, 2010 as compared to the three and six month periods ended June 30, 2009 was primarily due to an increase of approximately $1.0 million and $1.1 million respectively, in amortization of intangibles acquired in business combinations. For the three and six months ended June 30, 2010, amortization of intangibles was approximately $0.9 million and $1.1 million respectively. Based on our intangible assets at June 30, 2010, we expect amortization of other intangible assets to be approximately $2.5 million for the remainder of 2010, and $4.9 million, $4.6 million, $4.2 million and $1.3 million for fiscal years 2011, 2012, 2013 and 2014, respectively.

Provision for Litigation

	Three months ended June 30,					Six months ended June 30,
	2010	2009	Increase (Decrease)	Percent Change		2010	2009	Increase (Decrease)	Percent Change
		(in thousands)					(in thousands)
Provision for litigation	$—	$—	$—	NA	%	$—	$(65,645)	$65,645	100%

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

Interest Expense

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest expense	$7	$11	$(4)	(36)%	$8	$22	$(14)	(64)%

Interest expense consists of interest paid and the amortization of deferred financing costs.

Interest expense decreased 36%, or $4,000, to $7,000 for the three months ended June 30, 2010, as compared to $11,000 for the three months ended June 30, 2009. For the six months ended June 30, 2010, interest expense decreased 64%, or $14,000, to $8,000, as compared to $22,000 for the six months ended June 30, 2009. Interest expense for the three and six month periods ended June 30, 2010 included interest paid in association with a filing of non-income tax related payments and interest paid on a capital lease. The $11,000 and $22,000 for the three and six month periods ended June 30, 2009 represents the amortization of loan fees associated with a then unused line of credit. The line of credit expired on October 31, 2009 and we did not renew it. As of June 30, 2010, with the exception of the capital lease, we had no outstanding credit facilities.

Interest Income

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest income	$255	$337	$(82)	(24)%	$557	$720	$(163)	(23)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased 24%, to $0.1 million for the three months ended June 30, 2010, as compared to $0.3 million for the three months ended June 30, 2009. For the six months ended June 30, 2009, interest income decreased 23%, to $0.2 million, as compared to $0.7 million for the six months ended June 30, 2009. The decrease in interest income for the three and six month periods ended June 30, 2010 was primarily due to lower market interest rates on decreased cash balances. We anticipate interest income to decrease as a result of expected lower average cash balances.

Other Income

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Other income (expense)	$28	$(111)	$139	125%	$3	$116	$(113)	(97)%

Other income (expense) increased 125% or $139,000 to $28,000 for the three month period ended June 30, 2010, as compared to $(111,000) for the three months ended June 30, 2009. For the six months ended June 30, 2010, other income (expense) decreased 97%, or $(113,000), to $3,000, as compared to $116,000 for the six months ended June 30, 2009. Other income (expense) for the three and six months ended June 30, 2010 consists primarily of foreign exchange gains (losses) resulting from the re-measurement of certain accounts payable and value added tax receivable/payable denominated in a foreign currency of approximately $147,000 and $236,000, respectively. These foreign exchange gains (losses) were offset by the effect of exchange rates on monetary balance sheet and income statement items of approximately ($89,000) and ($189,000), respectively. Additionally, miscellaneous other income/expense for the three and six months ended June 30, 2010 were ($30,000) and ($44,000), respectively. Other income/expense for the three and six month periods ended June 30, 2009 includes a non-income tax related payment of approximately $64,000.

Income Tax (Benefit) Expense

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Income tax expense (benefit)	$(5,098)	$171	$(5,269)	(3,081)%	$(4,857)	$492	$(5,349)	(1,087)%

Based upon our estimated annual effective tax rate, our estimated tax expense for the six months ended June 30, 2010 consisted of federal, foreign and state expense (benefit) for income taxes. Our income tax benefit on our loss before taxes of $12.9 million was different than our statutory income tax rate due primarily to our providing for a valuation allowance on tax assets, and recording of discrete items and foreign tax for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits. In calculating our effective income tax rate for 2010, no benefit is provided for temporary differences that increase deferred tax assets.

For the six months ended June 30, 2010, our benefit for income taxes was $4.9 million, which included $0.9 million for income taxes related primarily to our foreign operations, $0.1 million for state tax expense and a tax benefit of $5.8 million related to the release of valuation allowance as a discrete item for the quarter as a result of deferred tax liabilities assumed in the acquisition of EyeWonder. During the six months ended June 30, 2010, we performed an assessment of the recoverability of deferred tax assets. As a result of the acquisition of EyeWonder, $5.8 million of net deferred tax liabilities were recorded resulting from the temporary differences generated by the differences between the fair value of assets and liabilities acquired (mainly intangible assets such as existing technologies) and their corresponding tax bases. We determined that $5.8 million of our pre-acquisition deferred tax assets that had a full valuation allowance are now more-likely-than-not to be realized as a result of the acquisition by offsetting such deferred tax assets against the $5.8 million net deferred tax liabilities recorded as of the acquisition date. Therefore, we recorded a tax benefit of $5.8 million related to the partial release of the related valuation allowance. For the remaining balance of deferred tax assets, there was sufficient negative evidence as a result of our cumulative losses to conclude that it was more-likely-than-not that our deferred tax assets would not be realized and we accordingly maintained the remaining valuation allowance. Related to the chors and Kiptronic acquisitions, we also have certain taxable temporary differences related to intangible assets that cannot be offset by existing deductible temporary differences resulting in a deferred tax liability of approximately $668,000.

In 2008, approximately $2.0 million of stock-based compensation expense was not deductible for tax purposes, as certain executives and other employees made tax elections which established tax bases in these awards granted at lower than the fair value recognized within the financial statements. Future non-tax deductible expenses related to these equity awards was $2.6 million for 2009 and is expected to be approximately $0.6 million for 2010, based upon the unvested portion of the equity awards outstanding at December 31, 2009, and the anticipated vesting at that time.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	borrowing on credit facilities; and

•	cash generated by operations.

As of June 30, 2010, our cash, cash equivalents and marketable securities classified as current totaled $82.8 million.

Operating Activities

Net cash provided by operating activities changed by $10.5 million, with net cash provided by operating activities equaling $6.2 million for the six months ended June 30, 2010, compared to net cash used in operating activities of $4.3 million for the six months ended June 30, 2009. The change to net cash provided by operating activities for the six-month period ended June 30, 2010 compared to the same period in the prior year was primarily due to changes in operating assets and liabilities. Cash used due to changes in operating assets and liabilities was $2.9 million in the six months ended June 30, 2010 compared to $14.9 million in the six months ended June 30, 2009, a decrease of $12.0 million. The change relates primarily to greater cash usage during the six months ended June 30, 2009 related primarily to (1) increases in prepaid expenses and other current and long-term assets associated with advanced payments for backbone services with a telecommunications provider; (2) a decrease in accounts payable related to the timing of payments; and (3) a decrease in other current liabilities primarily due to the payment of certain accrued legal fees offset by cash generated from a decrease in accounts receivable due to collection efforts during this period.

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

Investing Activities

Cash used in investing activities was $35.2 million for the six months ended June 30, 2010, compared to cash provided by investing activities of $11.5 million for the six months ended June 30, 2009. Cash used in investing activities was principally comprised of cash used for the acquisition of businesses, the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN, offset by cash generated from the sale of short-term marketable securities.

In January 2010 we acquired chors, an on-line and direct marketing solutions provider located in Germany. Cash paid, net of cash acquired for the chors acquisition was approximately $2.0 million.

On April 30, 2010 the Company acquired EyeWonder, Inc. or EyeWonder. EyeWonder is a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers. The purchase price included both cash and company stock for the acquisition. Cash paid, net of cash acquired, was $61.9 million.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately 14% to 16% of total revenue in 2010.

Financing Activities

Cash provided by financing activities relates to proceeds from the exercise of stock options which were $0.1 million for the six months ended June 30, 2010, as compared to $0.2 million for the six months ended June 30, 2009.

At June 30, 2009 we had an unused line of credit of up to $5.0 million dollars. The line of credit matured on October 31, 2009 and we did not renew it. At June 30, 2010, with the exception of the capital lease that we acquired in the EyeWonder acquisition, we had no other debt obligations.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth and computer rack space. These leases expire on various dates ranging from 2010 to 2019. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2010 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.

The following table presents our contractual obligations and commercial commitments, as of June 30, 2010 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations as of June 30, 2010	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$16,693	$9,966	$5,438	$1,289	$—
Rack space leases	19,266	8,850	6,386	3,942	88
Real estate leases	17,574	2,107	2,410	4,127	8,930

Total operating leases	53,533	20,923	14,234	9,358	9,018
Capital leases	283	120	163	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$53,816	$21,043	$14,397	$9,358	$9,018

Off Balance Sheet Arrangements

We do not have, and have never had, any relationships with unconsolidated entities or financial partnerships; such entities are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use Non-GAAP net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effects of share-based compensation, litigation expenses, provision for litigation, amortization of intangibles and acquisition related expenses. We define EBITDA as GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes and, depreciation and amortization. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for operational expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period. In addition, it should be noted that our performance-based executive officer bonus structure is tied closely to our performance as measured in part by certain non-GAAP financial measures.

In our August 5, 2010 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under United States generally accepted accounting principles, or United States GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with United States GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009	March 31, 2009	June 30, 2010	June 30, 2009
GAAP net (loss) income	$(2,265)	$(5,785)	$(5,298)	$55,135	$(8,050)	$49,836
Provision for potential litigation damages	—	—	—	(65,645)	—	(65,645)
Share-based compensation	4,160	4,343	4,281	4,487	8,503	8,768
Litigation defense expenses	1,726	392	367	3,945	2,118	4,312
Acquisition related expenses	409	604	—	—	1,013	—
Amortization of intangibles	915	171	—	—	1,087	—

Non-GAAP net income (loss)	$4,945	$(275)	$(650)	$(2,078)	$4,671	$(2,729)

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009	March 31, 2009	June 30, 2010	June 30, 2009
GAAP net (loss) income	$(2,265)	$(5,785)	$(5,298)	$55,135	$(8,050)	$49,836
Depreciation and amortization	6,927	5,544	6,665	7,088	12,472	13,753
Interest expense	7	1	11	11	8	22
Interest and other income (expense)	(283)	(277)	(226)	(610)	(560)	(836)
Income tax (benefit) expense	(5,098)	240	171	320	(4,857)	492

EBITDA	$(712)	$(277)	$1,323	$61,944	$(987)	$63,267
Provision for litigation	—	—	—	(65,645)	—	(65,645)
Share-based compensation	4,160	4,343	4,281	4,487	8,503	8,768
Litigation defense expenses	1,726	392	367	3,945	2,118	4,312
Acquisition related expenses	409	604	—	—	1,013	—

Adjusted EBITDA	$5,583	$5,062	$5,971	$4,731	$10,647	$10,702

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Risk

A significant portion of our customer agreements are denominated in United States dollars, and therefore our revenue is not subject to significant foreign currency risk. Because we have operations in Europe and Asia, however, we may be exposed to fluctuations in foreign exchange rates with respect to certain operating expenses and cash flows. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, potentially with customer agreements denominated in foreign currencies, which may increase our exposure to foreign exchange fluctuations. At this time, we do not have any foreign currency hedge contracts.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

With the exception of the change in controls noted below, no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have implemented a new revenue and invoicing, purchasing, accounts payable and general ledger reporting system. We believe these new reporting systems will further enhance our internal controls over financial reporting. In the future we may make modification and enhancements to the system. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006 in the United States District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in United States Patent No. 6,108,703 (the ‘703 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ‘703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008, we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest. On July 1, 2008, the court denied our Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and denied its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us. Akamai filed a notice of appeal of the court’s decision on May 26, 2009 and filed its appeal brief on September 15, 2009, we filed our reply brief on December 9, 2009 and each party has filed further appeal briefs. The court heard arguments by both parties on June 7, 2010. We cannot assure you that this lawsuit ultimately will be resolved in our favor. We intend to vigorously defend the action should the court rule in Akamai’s favor.

We expect that the litigation will continue to be expensive, time consuming and a distraction to our management in operating our business.

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in United States District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and that the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008, plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. We believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and we intend to continue to contest the lawsuit vigorously. We do have in place directors and officers liability insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance. We are working to finalize the settlement, which will require court approval. We are not able at this time to estimate the range of a potential loss nor do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

In December 2007, Level 3 Communications, LLC (Level 3) filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in January 2009, and on January 23, 2009 the jury returned a verdict favorable to us finding that we did not infringe the Level 3 patents. We believe the jury verdict finding Limelight does not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for judgment as a matter of law or alternatively for a new trial, and entered a judgment in our favor. Level 3 filed a notice of appeal on July 21, 2009 and filed its appeal brief on October 5, 2009. We filed our reply brief on January 19, 2010. On May 3, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter, and on May 5, 2010 the court affirmed the District Court judgment in our favor. Level 3 subsequently filed a motion for re-hearing. In light of the favorable ruling from the Court of Appeals, we do not believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

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

We are a defendant in three significant lawsuits, (see discussion in “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q). In each case, we currently have favorable rulings, but we cannot provide any assurance that these favorable rulings won’t be overturned or reversed on appeal, or that the ultimate outcome of any of these lawsuits won’t be materially adverse to us. The expenses of defending these lawsuits and other lawsuits to which we may become a party, particularly fees paid to our lawyers and expert consultants, have been and will continue to be significant and will continue to adversely affect our operating results during the pendency of the lawsuits. This litigation will also continue to be a distraction to our management in operating our business. We expect that our litigation expenses will continue to be significant on a quarterly basis for the foreseeable future.

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

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in United States District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008, plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. We do have in place directors and officers liability insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance. We are working to finalize the settlement, which will require court approval. Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaint, there can be no assurance at this time that the settlement will be approved by the court, or otherwise completed. If we receive an adverse ruling with respect to the approval of the settlement in this case and we subsequently receive an adverse judgment which exceeds the amount of our directors and officers liability insurance coverage or that insurance is not available to satisfy the judgment, such a ruling could harm our liquidity and overall financial position.

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

Our primary competitors include content delivery service providers such as Akamai, Level 3 Communications, AT&T, CDNetworks and Internap Network Services Corporation, which acquired VitalStream. Also, as a result of the growth of the content delivery market, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Our largest value-added service, the EyeWonder brand, faces formidable competition in every aspect of our business from other companies that provide solutions and services similar to those offered by us. Currently, the EyeWonder business unit’s primary competitors are DoubleClick, Eyeblaster, Pointroll, a subsidiary of Gannett, and Atlas. DoubleClick is owned by Google and Atlas is part of the Microsoft Advertising portfolio. DoubleClick and Atlas offer solutions and services similar to those offered by us and compete directly with us. We expect that Google and Microsoft will use their substantial financial and engineering resources to expand the DoubleClick and Atlas businesses and increase their ability to compete with us. We believe that both Google and Microsoft have a greater ability to attract and retain customers due to numerous competitive advantages, including their ability to offer and provide their marketing and advertising customers with a significantly broader range of related solutions and services than us. Google and Microsoft may use their experience and resources to compete with us in a variety of ways, including through acquisitions of competitors or related businesses, and could also use campaign management solutions as a loss leader or provide campaign management solutions without charge or below cost in order to encourage customers to use their other product offerings. The EyeWonder business unit also faces significant competition from rich-media solutions companies such as Unicast (a DG FastChannel company) and UK-based Flashtalking, as well as ad serving companies such as Zedo and CheckM8. In addition, we may experience competition from companies that provide web analytics or web intelligence. Other companies, such as Yahoo!, also are developing campaign management solutions.

Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Given the relative ease by which customers typically can switch among providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.

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

If we fail to maintain proper and effective internal controls or fail to implement our controls and procedures with respect to acquired or merged operations, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP, (E&Y), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. We successfully completed our assessment and obtained E&Y’s attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2009 and 2008, respectively. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues, including our efforts in implementing controls and procedures related to acquired or merged operations. We currently do not have an internal audit group and use an international accounting firm to assist us with our assessment of the effectiveness of our internal controls over financial reporting. In future years, if we fail to timely complete this assessment, or if E&Y cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Stock Market’s Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2007, 2008 and 2009 we invested $22.3 million, $17.4 million and $20.4 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN. For the six month period ended June 30, 2010, we invested $13.7 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

During 2010, as we further expand our CDN and begin to refresh our network equipment, we expect our capital expenditures to be approximately 14% to 16% of total revenue. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

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

The market for our CDN and value-added services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to predict user preferences or industry changes, and modify our solutions and services on a timely basis or develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. As prices for CDN continue to fall, we will increasingly rely on new product offerings and other value-added services to maintain or increase our gross margins. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.

Advertisers may not find Internet advertising effective and may reduce their allocations of advertisement spending on Internet campaigns.

Most large advertisers have fixed advertising budgets, a very small portion of which is allocated to Internet advertising. The future success of our EyeWonder business depends highly on an increase in the use of the Internet, the commitment of advertisers and advertising agencies to the Internet as an advertising and marketing medium, the advertisers’ implementation of advertising campaigns, and the willingness of current or potential customers to outsource their Internet advertising and marketing needs. If the market for Internet advertising or marketing deteriorates, or develops more slowly than we expect, our business could suffer. The market for Internet advertising and marketing is relatively new and rapidly evolving, and we expect that large advertisers will continue to focus most of their advertising efforts on traditional media. Advertisers, including current and potential customers, may also find Internet advertising or marketing to be less effective than traditional media advertising or marketing methods for promoting their products and services, and therefore may decrease the portion of their budget allocated to Internet advertising or may shift their advertising away from the Internet. Even if Internet advertising increases in the aggregate, if display advertising does not increase, the market for our products and services may not continue to be viable and our revenues may decrease. If we fail to convince these companies to spend a portion of their advertising budgets with us to advertise online, or if our existing advertisers reduce the amount they spend on its services, our business, financial condition or results of operations could be materially adversely affected.

Our EyeWonder business may be adversely affected by cyclicality or an extended downturn in the United States or worldwide economy in or related to the industries we serve.

Revenues for our EyeWonder business unit are generated primarily from providing online campaign management solutions and services to advertising agencies and advertisers across digital media channels and a variety of formats. Demand for these services tends to be tied to economic cycles, reflecting overall economic conditions as well as budgeting and buying patterns. Following the recent negative developments in the world economy, several agency and analyst organizations now predict that the growth in online advertising will be slower than previously expected. We cannot provide assurance that advertising budgets and expenditures by advertising agencies and advertisers will not decline in any given period or that advertising spending will not be diverted to more traditional media or other online marketing products and services, which would lead to a decline in the demand for our campaign management solutions and services. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective customers’ spending priorities. As a result, our revenues may not increase or may decline significantly in any given period.

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

We believe that maintaining and enhancing the “EyeWonder” brand is critical to expanding our base of customers and maintaining brand loyalty among customers, particularly in North America where brand perception can impact the competitive position in other markets worldwide, and that the importance of brand recognition will increase due to the growing number of competitors providing similar services and solutions. Maintaining and enhancing our brand may require us to make substantial investments in research and development and in the marketing of our solutions and services and these investments may not be successful. If we fail to promote and maintain the “EyeWonder” brand, or if we incur excessive expenses in this effort, our business and results of operations could be adversely impacted. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality solutions and services, which we may not do successfully.

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

Our EyeWonder business may be adversely affected by malicious software applications that make changes to Internet users’ computers and interfere with our technology. These applications may attempt to change the users’ experience in using our services, including altering or replacing advertisements delivered by our platform, changing configurations of our user interface, or otherwise interfering with our ability to deliver advertisements to users’ devices. The interference may occur without disclosure to or consent from users, resulting in a negative experience that users may associate with our services. If our efforts to combat these malicious software applications are unsuccessful, our reputation may be harmed and the communications with certain users on behalf of our customers could be impaired. This could result in a decline in usage of our services and corresponding revenues, which would have a material adverse effect on our business, financial condition and results of operations.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 36% of our total revenue. For the six month period ended June 30, 2010, sales to our top ten customers, in terms of revenue, accounted for approximately 31% of our total revenue. During 2009 one of these top 10 customers, Microsoft, represented approximately 14% of our total revenue for that period. For the six month period ended June 30, 2010, we had no customer who represented more than 10% of our total revenue. Microsoft, and other large customers, may not continue to be as significant going forward as they have been in the past. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

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

Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the effects of other risks discussed in this section, fluctuations in our results of operations may be due to a number of factors, including:

•	our ability to increase sales to existing customers and attract new customers to our CDN and value-added services;

•	the addition or loss of large customers, or significant variation in their use of our CDN and value-added services;

•	costs associated with current or future intellectual property lawsuits and other lawsuits;

•	service outages or security breaches;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

•

the occurrence of significant events in a particular period that result in an increase in the use of our CDN and value-added services, such as a major media event or a customer’s online release of a new or updated video game;

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

Additionally, the operating results for our EyeWonder business unit have historically fluctuated on a quarterly basis due to the seasonal nature of brand-oriented advertising on the Internet, and we expect this fluctuation to continue. The fourth calendar quarter is typically the strongest, and the first quarter is often the weakest quarter for the EyeWonder business unit. The increase in revenue in the fourth quarter is primarily the result of heavy advertising and online shopping during November and December due to the holidays. The drop in revenues in the first quarter is linked to the drop in online advertising and shopping that occurs at the beginning of each year. We believe that cyclicality and seasonality may have a more pronounced effect on our EyeWonder business unit’s operating results in the future, as its growth slows. Our EyeWonder business unit’s operating expenses are relatively fixed in the near term. As a result, we cannot quickly react to changes in revenue and therefore, changes in revenue could lead to changes in our operating results.

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

Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007 and 2008 partially due to an increase in our share-based compensation expense which increased from $0.1 million in 2005 to $9.2 million in 2006, to $18.9 million in 2007 to $18.1 million in 2008. We were profitable in 2009, due to the reversal of a significant reserve for litigation; however our share-based compensation was still significant at $17.5 million for the year. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit (RSU) grants. Our unrecognized share-based compensation expense totaled $32.4 million at June 30, 2010, of which we expect to amortize $8.8 million during the remainder of 2010, $12.0 million in 2011 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. In December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million, $20.8 million and $5.4 million, respectively, in 2006, 2007, 2008 and 2009, respectively. For the six month period ended June 30, 2010, we incurred $2.1 million in litigation costs. We expect these costs will continue to be significant during 2010.

We generate our revenue primarily from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.

While we offer our customers a number of services associated with our CDN, we generated the majority of our revenue in 2007, 2008, 2009 and the first half of 2010 from charging our customers for the content delivered on their behalf through our CDN. We are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.

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

Any unplanned interruption in the functioning of our network or services or attacks on our internal information technology systems could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in third party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.

While we have not experienced any significant, unplanned disruption of our services to date, our CDN may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption of the functioning of our CDN and value-added services for any reason would reduce our revenue and could harm our business and financial results. If such a widespread interruption occurred or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.

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

We may seek to acquire businesses or technologies that are complementary to our business. For example, in May 2009, we acquired substantially all of the assets of Kiptronic Inc., a developer of mobility and monetization solutions for content publishers, in January 2010, we acquired chors GmbH, an on-line and direct marketing solutions provider located in Germany, in April 2010, we acquired EyeWonder, Inc., a provider of interactive digital advertising products and services to advertisers, and in July 2010, we acquired Delve Networks, Inc., a provider of online video solutions to manage, publish, measure and monetize high quality video content on the Internet. Acquisitions involve a number of risks to our business, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, the possibility that our business culture and the business culture of the acquired companies will not be compatible, the difficulty of incorporating acquired technology and rights into our operations, expenses related to the acquisition and to the integration of the acquired companies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks related to the businesses of acquired companies that may continue to impact the businesses following the merger and potential unknown liabilities associated with acquired companies. Any inability to integrate operations or personnel in an efficient and timely manner could harm our results of operations.

In order to realize the expected benefits and synergies of our recent merger with EyeWonder, we must meet a number of significant challenges, including:

•	integrating the management teams, strategies, cultures, technologies and operations of the two businesses;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers; and

•	implementing and retaining uniform standards, controls, procedures, policies and information systems.

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

We have operations in numerous foreign countries and may continue to expand our sales and support organizations internationally. As part of our growth strategy, we intend to expand our sales and support organizations internationally, as well as to further expand our international network infrastructure. We have limited experience in providing our services internationally and such expansion could require us to make significant expenditures, including the hiring of local employees, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. In addition, expansion into international markets is important to the long-term success of our EyeWonder business, which has only limited experience with operations outside the United States. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention.

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

Internet users may directly limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software. Internet browser software upgrades also may result in limitations on the use of cookies or conversion tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and conversion tag information. Plaintiffs’ attorneys also have organized class action suits against companies related to the use of cookies and several companies, including companies in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information. We may be subject to such suits in the future, which could limit or eliminate our ability to collect such information. If our ability to use cookies or conversion tags or engage in other user profiling were substantially restricted due to the foregoing, or for any other reason, we would have to generate and use other technology or methods that allow the gathering of user profile data in order to provide services to customers. This change in technology or methods could require significant reengineering time and resources, and may not be complete in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all. If the use of cookies and conversion tags are prohibited and we are not able to efficiently and cost effectively create new technology, our business, financial condition and results of operations would be materially adversely affected. In addition, any compromise of security that results in the release of Internet users’ and/or our customers’ data could seriously limit the adoption of our service offerings as well as harm our reputation and brand, expose us to liability and subject us to reporting obligations under various state laws, which could have an adverse effect on our business. The risk that these types of events could seriously harm our business is likely to increase as the amount of data stored for customers on our servers (including personal information) and the number of countries where we operate has been increasing, and we may need to expend significant resources to protect against security breaches, which could have an adverse effect on our business, financial condition or results of operations.

If we are required to seek funding, such funding may not be available on acceptable terms or at all.

We may need to obtain funding due to a number of factors beyond our control, including a shortfall in revenue, increased expenses, final adverse judgments in litigation matters, increased investment in capital equipment or the acquisition of significant businesses or technologies. We believe that our cash, cash equivalents and marketable securities classified as current plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 12 months. However, we may need funding before such time. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely.

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

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, our adoption of ASC 718 (formerly FAS 123R) in 2006 has increased the amount of stock-based compensation expense we record. This, in turn, has impacted our results of operations for the periods since this adoption and has made it more difficult to evaluate our recent financial results relative to prior periods.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 121 at December 31, 2007, to 140 at December 31, 2009. As of June 30, 2010, we had 210 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

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

Our Company has only been in existence since 2001. A significant amount of our growth, in terms of employees, operations and revenue, has occurred. For example, our revenue has grown from $5.0 million in 2003 to $65.2 million in 2006 to $131.7 million in

2009. As a consequence, we have a limited operating history which makes it difficult to evaluate our business and our future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this report on Form 10-Q. If we do not address these risks successfully, our business will be harmed.

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

As of June 30, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 49% of our outstanding common stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for acquisitions of companies complementary to our core CDN business, capital expenditures, working capital and other general corporate purposes. For the six month period ended June 30, 2010, we made capital expenditures of $13.7 million and expect aggregate capital expenditures of approximately 14% to 16% of total revenue in 2010. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. On April 30, 2010 we acquired EyeWonder, Inc. for which we used approximately $62.0 million in cash and in January 2010 we acquired an on-line and direct marketing solutions provider chors GmbH, located in Germany for which we used approximately $2.0 million, net of cash acquired and could use an additional $0.3 million if specific financial targets are achieved during 2010. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation a portion of the net proceeds may be used to satisfy a final damages judgment, if any.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1	333-141516	3.2	5/21/07

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-141516	3.4	3/22/07

10.26	Employment Agreement between the Registrant and John Vincent dated December 21, 2009.	8-K	001-33508	99.1	5/6/10

10.27	Non-Competition Agreement between the Registrant and John Vincent dated December 21, 2009.	8-K	001-33508	99.2	5/6/10

10.28	European Expansion Consulting Agreement among the Registrant, eValue AG and Thomas Falk dated April 13, 2010.	8-K	001-33508	99.3	5/6/10

10.29	Non-Competition Agreement between the Registrant and Thomas Falk dated April 13, 2010.	8-K	001-33508	99.4	5/6/10

10.30	Form of Restriction Agreement.	8-K	001-33508	99.5	5/6/10

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: August 6, 2010	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1	333-141516	3.2	5/21/07

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-141516	3.4	3/22/07

10.26	Employment Agreement between the Registrant and John Vincent dated December 21, 2009.	8-K	001-33508	99.1	5/6/10

10.27	Non-Competition Agreement between the Registrant and John Vincent dated December 21, 2009.	8-K	001-33508	99.2	5/6/10

10.28	European Expansion Consulting Agreement among the Registrant, eValue AG and Thomas Falk dated April 13, 2010.	8-K	001-33508	99.3	5/6/10

10.29	Non-Competition Agreement between the Registrant and Thomas Falk dated April 13, 2010.	8-K	001-33508	99.4	5/6/10

10.30	Form of Restriction Agreement.	8-K	001-33508	99.5	5/6/10

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.