Form 10-Q
period 2010-09-30
Limelight Networks, Inc.
filed 2010-11-05
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2010: 99,117,655 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,229	$89,509
Marketable securities	18,421	64,870
Accounts receivable, net of reserves of $7,491 at September 30, 2010 and $9,226 at December 31, 2009	39,085	26,363
Income taxes receivable	862	617
Prepaid expenses and other current assets	8,891	9,654

Total current assets	119,488	191,013
Property and equipment, net	51,785	35,524
Marketable securities, less current portion	2,024	12
Goodwill	97,975	619
Other intangible assets, net	19,912	370
Other assets	7,520	8,132

Total assets	$298,704	$235,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,909	$5,144
Deferred revenue, current portion	10,049	12,199
Capital lease obligation, current portion	970	—
Other current liabilities	19,464	14,140

Total current liabilities	41,392	31,483
Deferred revenue, less current portion	—	1,377
Capital lease obligation, less current portion	1,706	—
Deferred income tax, less current portion	602	10
Other long term liabilities	21	—

Total liabilities	43,721	32,870
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at September 30, 2010; 98,995 and 85,011 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	99	85
Additional paid-in capital	374,053	308,537
Accumulated other comprehensive income	750	93
Accumulated deficit	(119,919)	(105,915)

Total stockholders’ equity	254,983	202,800

Total liabilities and stockholders’ equity	$298,704	$235,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$49,803	$32,530	$128,084	$98,038

Cost of revenue:
Cost of services	22,068	14,889	56,773	44,757
Depreciation — network	5,878	6,018	15,980	18,699

Total cost of revenue	27,946	20,907	72,753	63,456

Gross margin	21,857	11,623	55,331	34,582
Operating expenses:
General and administrative	8,359	6,405	26,095	24,714
Sales and marketing	12,724	8,060	33,429	23,915
Research and development	4,491	2,024	10,614	5,878
Depreciation and amortization	2,034	627	4,404	1,699
Provision for litigation judgment	—	—	—	(65,645)

Total operating expenses	27,608	17,116	74,542	(9,439)

Operating (loss) income	(5,751)	(5,493)	(19,211)	44,021
Other income (expense):
Interest expense	(6)	(11)	(13)	(33)
Interest income	210	330	767	1,050
Other (expense) income	(120)	15	(117)	131

Total other income, net	84	334	637	1,148

(Loss) income before income taxes	(5,667)	(5,159)	(18,574)	45,169
Income tax expense (benefit)	287	61	(4,570)	552

Net (loss) income	$(5,954)	$(5,220)	$(14,004)	$44,617

Net (loss) income per weighted average share:
Basic	$(0.06)	$(0.06)	$(0.15)	$0.53

Diluted	$(0.06)	$(0.06)	$(0.15)	$0.51

Shares used in per weighted average share calculations:
Basic	98,634	84,489	92,547	84,012
Diluted	98,634	84,489	92,547	87,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(14,004)	$44,617
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,384	20,398
Share-based compensation	13,058	13,137
Deferred income taxes	(190)	—
Income tax benefit related to business acquisition	(5,768)	—
Provision for litigation	—	(65,645)
Accounts receivable charges	2,342	4,239
Loss (gain) on foreign currency transactions	(5)	181
Loss on sale of property and equipment	152	—
Accretion of marketable securities	274	(455)
Loss on marketable securities	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,506)	1,793
Prepaid expenses and other current assets	1,138	(1,347)
Income taxes receivable	158	(176)
Other assets	1,006	(8,314)
Accounts payable	(1,033)	(5,198)
Deferred revenue	(4,290)	(2,085)
Other current liabilities	(134)	(6,704)
Other long term liabilities	21	—

Net cash provided by (used in) operating activities	7,603	(5,559)

Cash flows from investing activities:
Purchase of marketable securities	(27,470)	(45,735)
Sale of marketable securities	73,585	32,400
Purchases of property and equipment	(25,405)	(16,648)
Acquisition of businesses, net of cash acquired	(66,529)	22

Net cash used in investing activities	(45,819)	(29,961)

Cash flows from financing activities:
Proceeds from exercise of stock options	462	240

Net cash provided by financing activities	462	240

Effect of exchange rate changes on cash	474	(453)

Net decrease in cash and cash equivalents	(37,280)	(35,733)
Cash and cash equivalents at beginning of period	89,509	138,180

Cash and cash equivalents at end of period	$52,229	$102,447

Supplemental disclosure of cash flow information:
Cash paid for interest	$13	$—

Cash paid for income taxes	$1,499	$751

Property and equipment purchases remaining in accounts payable and other current liabilities	$5,157	$3,373

Assets acquired thru capital leases	$2,676	$—

Common stock issued in connection with acquisition of businesses	$52,642	$962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Limelight Networks, Inc. (the Company) provides on-demand software, platform, and infrastructure services that help global businesses reach and engage audiences online or on any mobile or connected device, enabling them to enhance their brand presence, build stronger customer relationships, analyze viewer preferences, optimize their advertising, and manage and monetize their digital assets. The Company services customers in North America, Europe, Middle East and Africa (EMEA) and the Asia Pacific region.

2. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term assets, capitalized software, acquired intangibles, provision for litigation, income and other taxes, the fair value of stock-based compensation and other contingent liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate. The accompanying condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, are unaudited. The condensed consolidated balance sheet information as of December 31, 2009 is derived from the audited consolidated financial statements which were included in our Annual Report on Form 10-K filed with the SEC on March 12, 2010. The consolidated financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K filed on March 12, 2010.

The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future periods. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to present fairly the results of all interim periods reported herein.

Revenue Recognition

The Company derives revenue from the sale of services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly or annual level of usage and provide the rate at which the customer must pay for actual usage above the monthly or annual minimum. For these services, the Company recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of the Company’s services exceed the monthly minimum commit, the Company recognizes revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, the Company recognizes revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognizes any remaining committed amount for the applicable period in the last month thereof. The Company typically charges the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. The Company also derives revenue from campaigns, services and events sold as discrete, non-recurring events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

The Company has on occasion entered into multi-element arrangements. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements (Subtopic 605-25), for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In the third quarter of 2010, the Company early adopted ASU 2009-13 with such adoption being effective for revenue arrangements entered into or materially modified after January 1, 2010. The Company did not enter into or modify any multi-element arrangements falling under the scope of ASU 2009-13 during the six months ended June 30, 2010. The Company recognized $1.1 million of revenue related to a multi-element arrangement accounted for in accordance with ASU 2009-13 during the three and nine month periods ended September 30, 2010. In October 2009, the FASB also issued ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance under ASU 2009-13. In the third quarter of 2010 in conjunction with the adoption of ASU 2009-13, the Company early adopted ASU 2009-14 with such adoption being effective for revenue arrangement entered into or materially modified after January 1, 2010. The Company did not enter into or modify any arrangements falling under the scope of ASU 2009-14 during the nine months ended September 30, 2010, and accordingly the impact of adoption was not material to the Company’s financial position, results of operations or cash flows.

Prior to the adoption of ASU 2009-13 effective January 1 2010, the Company accounted for multiple element arrangements in accordance with Subtopic 605-25. When the Company entered into such arrangements, each element was accounted for separately over its respective service period or at the time of delivery, provided that there was objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If the fair value of each element could not be objectively determined, the total value of the arrangement was recognized ratably over the entire service period to the extent that all services have begun to be provided, and other revenue recognition criteria have been satisfied.

If the multi-element arrangement included a significant software component, the Company recognized software license revenue when persuasive evidence of an arrangement exists, delivery occurs, the fee is fixed or determinable and collection of the receivable is reasonably assured. If a software license contained an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements related to these arrangements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE could not be established for all elements to be delivered, the Company deferred all amounts received under the arrangement and did not begin to recognize revenue until the delivery of the last element of the contract started. Subsequent to commencement of delivery of the last element, the Company commenced revenue recognition. Amounts to be received under the contract are then included in the amortizable base and recognized as revenue ratably over the remaining term of the arrangement until the Company has delivered all elements and has no additional performance obligations.

The Company has certain multi-element arrangements as of September 30, 2010 that were entered into prior to the adoption of ASU 2009-13 in 2010. Under these arrangements, the Company recognized approximately $3.9 million and $9.2 million, respectively, in revenue for the three and nine month periods ended September 30, 2010. During the three and nine month periods ended September 30, 2009, the Company recognized approximately $1.8 million and $5.1 million, respectively, in revenue related to its multi-element arrangement. As of September 30, 2010, the Company had deferred revenue related to these multi-element arrangements of approximately $4.3 million that will be recognized over the remaining terms of the respective arrangements based on the underlying elements of the arrangements in accordance with the Company’s revenue recognition policies.

The Company also sells services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. The Company records revenue under these agreements on a net or gross basis depending upon the terms of the arrangement. The Company typically records revenue gross when it has risk of loss, latitude in establishing price, credit risk and is the primary obligor in the arrangement. Reseller revenue for the three and nine month periods ended September 30, 2010 represented approximately 5% respectively, of the Company’s total revenue. During the three and nine month periods ended September 30, 2009, reseller revenue was approximately 3% and 2%, respectively, of the Company’s total revenue.

From time to time, the Company enters into contracts to sell services to unrelated companies at or about the same time the Company enters into contracts to purchase products or services from the same companies. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby the Company provides rack space and bandwidth services to several companies in exchange for advertising the Company records barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, website, print and signage. The Company recorded barter revenue and expense of approximately $22,000 and $74,000, respectively, for the three and nine month periods ended September 30, 2010. During the three and nine month periods ended September 30, 2009, the Company recorded barter revenue and expense of approximately $-0- and $172,000, respectively.

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

Restricted Cash

The Company secures one of its capital lease obligations with a letter of credit that is collateralized by $263,000 of cash. When the capital lease is repaid, the letter of credit would no longer be required and the restricted cash would be available for general use. In addition, the Company secures a business credit card with a letter of credit that is collateralized by approximately $50,000 of cash. Restricted cash is excluded from cash and cash equivalents and is recorded in other long term assets (due to the term of the lease being greater that one year and the expectation that the usage of the credit card will continue beyond one year) in the accompanying balance sheets.

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

The following is a summary of available-for-sale securities at September 30, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$11,336	$5	$(1)	$11,340
Corporate notes and bonds	7,056	25	—	7,081

Total available-for-sale debt securities	18,392	30	(1)	18,421
Publicly traded common stock	1,279	745	—	2,024

Total available-for-sale securities	$19,671	$775	$(1)	$20,445

At September 30, 2010, the Company evaluated its investment portfolio in available-for-sale debt securities, and noted unrealized losses of approximately $1,000 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2010. There have been no unrealized losses greater than twelve months. The Company’s intent is to hold these investments until such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The amortized cost and estimated fair value of the available-for-sale debt securities at September 30, 2010, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$16,392	$29	$(1)	$16,420
Due after one year and through five years	2,000	1	—	2,001

	$18,392	$30	$(1)	$18,421

The following is a summary of available-for-sale securities at December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$46,153	$16	$(33)	$46,136
Commercial paper	8,996	—	—	8,996
Corporate notes and bonds	9,631	108	(1)	9,738

Total available-for-sale debt securities	64,780	124	(34)	64,870
Publicly traded common stock	13	—	(1)	12

Total available-for-sale securities	$64,793	$124	$(35)	$64,882

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

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued FASB Accounting Standards Update 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09), which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no impact on the Company’s financial position, results of operations or cash flows.

As of January 1, 2010, the Company adopted Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This new accounting standard requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The standard requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of the standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

As of January 1, 2010, the Company adopted Accounting Standards Update 2010-02, Consolidation (Topic 810)—Accounting and Reporting for Decreases in Ownership of a Subsidiary. This new accounting standard clarifies the scope of the decrease in ownership provisions and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. The standard is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and thus is effective for the Company’s first quarter reporting in 2010. The amendments in the standard must be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of the standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Business Acquisitions

chors GmbH

On January 27, 2010 the Company acquired chors GmbH (chors), an on-line and direct marketing solutions provider located in Germany. The aggregate purchase price, including the earn-out provision, consisted of approximately $2.8 million of cash, of which approximately $2.5 million was paid at closing, and up to 860,000 shares of the Company’s common stock, of which 86,000 shares were issued at closing. The fair value of the common shares issued as consideration for chors was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. In addition, the Company incurred approximately $0.3 million of transaction costs, which primarily consisted of fees for legal and financial advisory services. These transaction costs were included in general and administrative expenses in the Company’s statement of operations for the three (approximately $0.1 million) and nine (approximately $0.3 million) month periods ended September 30, 2010. The Company’s consolidated financial statements include the results of operations of chors from the date of acquisition. The historical results of operations of chors were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the chors acquisition will not be amortized and will be tested for impairment at least annually (see Note 6). As of September 30, 2010, the Company has recorded approximately $3.1 million of contingent consideration based on current estimates to achieve the financial milestones in the earn-out provision.

The following table presents the allocation of the purchase price for chors:

(In thousands)
Consideration:
Cash	$2,814
Value of common stock	3,122

Total consideration	$5,936

Acquisition-related costs (included in general and administrative expenses)	$265

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$845
Property and equipment	63
Identifiable intangible assets	2,498
Financial liabilities	(557)

Total identifiable net assets	2,849
Goodwill	3,087

$5,936

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Existing technologies	$1,180	3.0
Non-compete agreements	940	4.0
Usage contract	370	1.6
Trademarks	8	5.0

Total	$2,498

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

EyeWonder Acquisition

On April 30, 2010, the Company completed its acquisition of EyeWonder, Inc. (EyeWonder), a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers headquartered in Atlanta, Georgia. The aggregate purchase price, excluding the earn-out provision consisted of approximately $62.8 million of cash and 12,740,000 shares of the Company’s common stock with an estimated fair value of approximately $51.2 million. The fair value of the common shares issued as consideration for EyeWonder was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. Under the terms of the Merger Agreement, the former holders of EyeWonder securities that were outstanding immediately prior to the completion of the merger received, in the aggregate, approximately $49.6 million in cash and 9,726,301 shares of the Company’s common stock with a determined value of approximately $39.1 million based on the closing price of the Company’s common stock on April 30, 2010. In addition, the former EyeWonder securityholders may receive up to 4,774,000 shares of the Company’s common stock and approximately $0.3 million in cash in April 2011 if certain performance metrics are satisfied. At this time, the Company does not believe that the performance metrics will be achieved and accordingly has not recorded any contingent consideration. Under the terms of the Merger Agreement, 3,013,699 shares of the Company’s common stock have been set aside in an escrow account and will be held until June 28, 2011, subject to any unresolved indemnification claims. In addition, the Company incurred approximately $2.3 million of transaction costs, which primarily consisted of fees for legal and financial advisory services. Approximately $1.5 million of these costs were recorded in 2009 and approximately $0.8 million, are included in general and administrative expenses in the Company’s statement of operations for the nine month period ended September 30, 2010. The Company’s consolidated financial statements include the results of operations of EyeWonder from the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The allocation is preliminary and will be finalized during the fourth quarter of 2010. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Limelight services to EyeWonder customers; trained technical workforce in place in the United States and Europe; existing sales pipeline and trained sales force and potential cost synergies to be realized. In accordance with current accounting standards, goodwill associated with the EyeWonder acquisition will not be amortized and will be tested for impairment at least annually (see Note 6).

The following table presents the preliminary allocation of the purchase price for EyeWonder:

(In thousands)
Consideration:
Cash	$62,782
Common stock	51,215

Total consideration	$113,997

Acquisition-related costs (included in general and administrative expenses)	$2,331

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$12,798
Property and equipment	1,100
Identifiable intangible assets	17,849
Financial liabilities	(8,617)

Total identifiable net assets	23,130
Goodwill	90,867

$113,997

The following were the preliminary identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

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

The following table reflects unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2010 and 2009 assuming that the EyeWonder acquisition had occurred on January 1, 2010 and January 1, 2009, respectively (in thousands, expect per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$49,803	$41,868	$137,604	$121,192
Net income	$(6,126)	$(5,601)	$(16,475)	$41,145
Net income per share – basic	$(0.06)	$(0.06)	$(0.18)	$0.43
Net income per share – diluted	$(0.06)	$(0.06)	$(0.18)	$0.41

Delve Networks, Inc. Acquisition

On July 30, 2010, the Company acquired Delve Networks, Inc. (Delve), a privately-held provider of cloud-based video publishing and analytics services located in Seattle, Washington. The aggregate purchase price consisted of approximately $2.6 million of cash paid at the closing and approximately $0.2 million for the earn-out provision and 335,195 shares of the Company’s common stock with an estimated fair value of approximately $1.4 million. The fair value of the common shares issued as consideration for Delve was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. Under the terms of the Merger Agreement, approximately $0.6 million of the cash portion of the purchase price has been set aside in an escrow account and will be held for a period of up to 36 months following the closing date to satisfy any unresolved indemnification claims. In addition, the Company incurred approximately $0.2 million of transaction costs, which primarily consisted of fees for legal services. These transaction costs were included in general and administrative expenses in the Company’s statement of operations for the three and nine month periods ended September 30, 2010. The Company’s consolidated financial statements include the results of operations of Delve from the date of acquisition. The historical results of operations of Delve were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. In addition, management has made a preliminary estimate of unidentified intangible assets. The allocation is preliminary and we expect it will be finalized during the fourth quarter of 2010. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the Delve acquisition will not be amortized and will be tested for impairment at least annually (see Note 6). As of September 30, 2010, the Company has recorded approximately $0.5 million of contingent consideration based on current estimates to achieve the financial milestones in the earn-out provision.

The following table presents the preliminary allocation of the purchase price for Delve:

(In thousands)
Consideration:
Cash	$2,810
Common stock	1,428

Total consideration	$4,238

Acquisition-related costs (included in general and administrative expenses)	$150

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$134
Property and equipment	12
Unidentified estimated intangible assets	1,682
Financial liabilities	(345)

Total identifiable net assets	1,483
Goodwill	2,755

$4,238

The total weighted average amortization period for the unidentified estimated intangible assets acquired from Delve is 3.0 years. The goodwill resulting from the Delve acquisition is not deductible for income tax purposes.

4. Accounts Receivable

Accounts receivable include (in thousands):

	As of September 30, 2010	As of December 31, 2009
Accounts receivable	$39,631	$29,457
Unbilled accounts receivable	6,945	6,132

	46,576	35,589
Less: credit allowance	(1,150)	(1,190)
Less: allowance for bad debt	(6,341)	(8,036)

Total accounts receivable, net	$39,085	$26,363

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of September 30, 2010	As of December 31, 2009
Prepaid bandwidth and backbone services	$3,562	$3,511
Non-income taxes receivable (VAT)	1,485	3,449
Employee advances and prepaid recoverable commissions	279	147
Interest receivable	145	413
Other	3,420	2,134

Total prepaid expenses and other current assets	$8,891	$9,654

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

6. Goodwill and Other Intangible Assets

The Company has recorded goodwill and other intangible assets as a result of its business acquisitions of Kiptronic Inc. (Kiptronic), chors, EyeWonder and Delve that occurred in May 2009, January 2010, April 2010 and July 2010, respectively.

The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. As of September 30, 2010, the Company has recorded goodwill of approximately $98.0 million.

The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of September 30, 2010.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$16,580	$(1,963)	$14,617
Trademark	1,807	(1)	1,806
Non-compete agreements	1,201	(225)	976

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	789	(82)	707
Usage contract	363	(146)	217
Customer relationships	12	(12)	—
Domain names	11	(11)	—
Unidentified estimated intangible assets	1,682	(93)	1,589

Total other intangible assets	$22,445	$(2,533)	$19,912

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Existing technologies	$440	$(74)	$366
Domain names	11	(7)	4
Customer relationships and contracts	12	(12)	—

Total other intangible assets	$463	$(93)	$370

Aggregate expense related to amortization of other intangible assets for the three months ended September 30, 2010 and 2009 was approximately $1.4 million and $0.1 million, respectively. For the nine months ended September 30, 2010 and 2009, aggregate expense related to amortization of other intangible assets was approximately $2.4 million and $0.1 million, respectively. Based on the Company’s other intangible assets as of September 30, 2010, aggregate expense related to amortization of other intangible assets is expected to be $1.4 million for the remainder of 2010, and $5.5 million, $5.2 million, $4.6 million and $1.3 million for fiscal years 2011, 2012, 2013 and 2014, respectively.

7. Property and Equipment

Property and equipment include (in thousands):

	As of September 30, 2010	As of December 31, 2009
Network equipment	$143,180	$115,505
Computer equipment	7,398	5,493
Furniture and fixtures	895	691
Leasehold improvements	2,984	2,812
Other equipment	483	473

	154,940	124,974
Less: accumulated depreciation and amortization	(103,155)	(89,450)

Total property and equipment	$51,785	$35,524

8. Other Assets

Other assets include (in thousands):

	As of September 30, 2010	As of December 31, 2009
Prepaid backbone services	$4,993	$7,413
Vendor deposits and other	1,953	719
Restricted cash	314	—
Cost basis investments	260	—

Total other assets	$7,520	$8,132

In January and September 2009, the Company entered into multi-year arrangements with a telecommunications provider for additional bandwidth and backbone capacity. The agreements required the Company to make advanced payments for future services to be received.

The Company secures its capital lease obligation with a letter of credit that is collateralized by $263,000 of cash as of September 30, 2010. Upon repayment of the capital lease obligation, the letter of credit would no longer be required and the restricted cash would be available for general use. In addition, the Company secures a business credit card with a letter of credit that is collateralized by approximately $50,000 of cash that the Company also considers as restricted cash.

On May 18, 2010, the Company made a strategic investment in Gaikai, a private cloud-based gaming technology company that allows users to play major PC and console games through a web browser. The Company will provide services to Gaikai, which will be recorded as revenue when earned, with a corresponding increase in its cost basis of its investment.

9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of September 30, 2010	As of December 31, 2009
Accrued compensation and benefits	$4,943	$2,827
Contingent consideration liability	3,582	—
Accrued legal fees	2,721	2,702
Accrued cost of revenue	2,287	2,822
Income taxes payable	1,760	1,905
Non income taxes payable	879	747
Other accrued expenses	3,292	3,137

Total other current liabilities	$19,464	$14,140

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

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against the Company in the United States District Court for the Eastern District of Virginia alleging that the Company was infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining the Company from conducting its business in a manner that infringed the relevant patents. A jury trial was conducted in the United States District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to the Company finding that the Company did not infringe the Level 3 patents. The Company believes the jury verdict finding that the Company did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against the Company by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered judgment in favor of the Company. Level 3 filed its notice of appeal of the court’s decision on July 21, 2009 and its appeal brief on October 5, 2009 with the United States court of Appeals for the Federal Circuit. The Company filed its reply brief on January 19, 2010. On May 3, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter, and on May 5, 2010 the court affirmed the District Court judgment in favor of the Company. Level 3 subsequently filed a motion for re-hearing and hearing en banc that the Court subsequently denied. In light of the favorable ruling the Company does not believe a loss is probable. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

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

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income available to common stockholders	$(5,954)	$(5,220)	$(14,004)	$44,617

Basic weighted average common shares	98,634	84,489	92,547	84,012

Basic weighted average common shares	98,634	84,489	92,547	84,012
Dilutive effect of stock options and restricted stock units	—	—	—	3,696

Diluted weighted average common shares	98,634	84,489	92,547	87,708

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Basic net (loss) income per share	$(0.06)	$(0.06)	$(0.15)	$0.53
Diluted net (loss) income per share	$(0.06)	$(0.06)	$(0.15)	$0.51

For the three and nine month periods ended September 30, 2010 and the three month period ended September 30, 2009, an aggregate of approximately 4,369,000, 4,551,000 and 4,048,000 respectively, of outstanding options and common stock subject to repurchase were excluded from the computation of diluted net loss per common share because including them would have had an antidilutive effect.

12. Comprehensive (Loss) Income

The following table presents the calculation of comprehensive income (loss) and its components (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income	$(5,954)	$(5,220)	$(14,004)	$44,617
Other comprehensive (loss) income, net of tax:
Unrealized gain on investments	1,015	16	686	118
Foreign exchange translation	923	(1)	(29)	(275)

Other comprehensive income (loss)	1,938	15	657	(157)

Comprehensive (loss) income	$(4,016)	$(5,205)	$(13,347)	$44,460

For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of September 30, 2010	As of December 31, 2009
Net unrealized gain on investments, net of tax	$779	$93
Foreign currency translation	(29)	—

Total accumulated other comprehensive income	$750	$93

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

On April 30, 2010, the Company completed its acquisition of EyeWonder. The former holders of EyeWonder securities that were outstanding immediately prior to the completion of the acquisition received, in the aggregate, approximately $49.6 million in cash and 9,726,301 shares of the Company’s common stock with a determined value of approximately $39.1 million based on the closing price of the Company’s common stock on April 30, 2010. In addition, the former EyeWonder securityholders may receive up to 4,774,000 shares of the Company’s common stock and approximately $0.3 million in cash in April 2011 if certain performance metrics are satisfied. At this time, the Company does not believe that the performance metrics will be achieved and accordingly has not recorded any contingent consideration. In accordance with the terms of the acquisition, 3,013,699 shares of the Company’s common stock have been set aside in an escrow account and will be held until June 28, 2011, subject to any unresolved indemnification claims.

On July 30, 2010, the Company completed its acquisition of Delve. The aggregate purchase price, including the earn-out provision consisted of approximately $2.8 million of cash and 335,195 shares of the Company’s common stock with an estimated fair value of approximately $1.4 million. The fair value of the common shares issued as consideration for Delve was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

14. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three and nine month periods ended September 30, 2010 and 2009 in accordance with current accounting standards (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Share-based compensation expense by type of award:
Stock options	$2,665	$2,255	$7,672	$6,324
Restricted stock awards and units	1,889	2,114	5,386	6,813

Total share-based compensation expense	$4,554	$4,369	$13,058	$13,137

Effect of share-based compensation expense on:
Cost of services	$645	$638	$1,827	$1,772
General and administrative expense	1,779	1,805	5,190	5,755
Sales and marketing expense	1,311	1,293	3,789	3,734
Research and development expense	819	633	2,252	1,876

Total cost related to share-based compensation expense	$4,554	$4,369	$13,058	$13,137

Unrecognized share-based compensation expense totaled $31.0 million at September 30, 2010. The Company expects to amortize $4.5 million during the remainder of 2010, $13.1 million in 2011 and the remainder thereafter based upon the scheduled vesting of the stock options, restricted stock awards and units outstanding at that time.

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

The performance based RSUs vested if the Company exceeded specified revenue and cash gross margin targets during the quarters ending on or before March 31, 2010. The RSUs are separated into four tranches of 100,000 Performance RSUs each. The maximum number of performance-based RSUs that may vest is based on the achievement of specific quarterly financial targets. Any Performance RSUs that did not vest based on the achievement of the quarterly financial targets with respect to quarters on or before March 31, 2010, expired and were cancelled immediately following the determination of the Company’s financial performance for the quarter ending March 31, 2010. As of March 31, 2010, 100,000 of the performance RSUs had vested. The remaining 300,000 performance RSU’s expired and have been cancelled.

In May 2009, the Company granted 282,168 performance-based RSUs to various employees. The performance-based RSUs will only vest if a specific revenue target is achieved in any one quarter during the ten full quarters following the date of the grant and provided the employee remains with the Company through the vesting date. As of September 30, 2010, the performance requirement was not probable of being achieved and accordingly no compensation expense has been recognized.

On June 1, 2009, the Company granted 230,000 performance-based RSUs to certain executive officers. Each of the RSU awards, if eligible, shall vest in three (3) equal annual installments beginning on the third business day following the Company’s public announcement of its earnings for the fiscal quarter ending June 30, 2010, and the second and third installments vesting on June 1, 2011 and June 1, 2012, provided the executive officer remains with the Company through each such vesting date. All or a portion of the RSUs may become eligible for vesting based upon the achievement of certain financial performance targets for the twelve-month period ending June 30, 2010. RSUs that do not become eligible are forfeited. As of June 30, 2010, 90% of the RSUs became eligible for vesting based on the achievement of the financial performance targets.

On June 1, 2009, the Company granted 320,000 stock options to certain executive officers. Each of the stock option awards vest one quarter (1/4th) on June 1, 2010, and one forty-eighth (1/48th) each month thereafter on the first day of each month, provided the executive officer remains with the Company through each such vesting date.

On February 26, 2010, the Company granted 1,850,000 stock options to certain executive officers. Each of the stock option awards vest one forty-eighth (1/48th) on February 1, 2010, and one forty-eighth (1/48th) each month thereafter on the first day of each month, provided the executive officer remains with the Company through each such vesting date.

On February 26, 2010, the Company granted 300,000 performance-based RSUs to the Company’s CEO. The RSUs granted to the CEO (and not forfeited) will vest in three tranches, the first of which will vest on the third business day following the release of the Company’s fiscal 2010 financial results, the second of which will vest on December 31, 2011 and the third of which will vest on December 31, 2012; provided that the CEO remains an employee or service provider of the Company on each vesting date. All or a portion of the RSUs may become eligible for vesting based upon the achievement of certain financial performance targets related to the earn-out feature described in the Agreement and Plan of Merger to acquire EyeWonder, Inc., a copy of which was filed with a Current Report on Form 8-K on December 21, 2009. RSUs that do not become eligible are forfeited. Each RSU represents a contingent right to receive one (1) share of the Company’s common stock. As of September 30, 2010, the performance requirement was not probable of being achieved and accordingly no compensation expense has been recognized.

On April 30, 2010, in connection with the acquisition of EyeWonder, the Company granted 750,000 RSUs to an executive officer and member of its board of directors. The RSUs vest in equal quarterly installments over a period of four years subject to the individual’s continued service with the Company.

On April 30, 2010, in connection with the acquisition of EyeWonder, the Company granted 250,000 RSUs to a member of its board of directors, of which 197,500 RSUs were later assigned to eValue AG pursuant to a Consulting Services Agreement with the Company. The RSUs vest in equal quarterly installments over a period of four years subject to continued service to the Company through each vesting date.

15. Related Party Transactions

The Company leased office space from a company owned by one of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $-0- and $3,000, respectively, for each of the three month periods ended September 30, 2010 and 2009. For the nine month periods ended September 30, 2010 and 2009, rent expense for the lease including reimbursement for telecommunication lines, was approximately $4,000 and $9,000, respectively. In addition, the Company leases office space from an entity in which a member of our executive staff and a member of our board of directors have an ownership interest and are members of the board of directors. During the three and nine month periods ending September 30, 2010, the Company paid approximately $12,535 to this entity for office space rental.

The Company sells services to entities owned, in whole or in part, by members of the Company’s executive staff and board of directors. Revenue derived from related parties was less than 1% of total revenue for the three and nine month periods ended September 30, 2010. For the three and nine month periods ended September 30, 2009, the Company did not generate any revenue from related parties.

16. Concentrations

For the three and nine month periods ended September 30, 2010, the Company did not have any customer for which revenue exceeded 10% of total revenue. For the three and nine month periods ended September 30, 2009, the Company had one major customer for which revenue exceeded 10% of total revenue. Revenues for the three and nine month periods ended September 30, 2009, for this customer totaled approximately $4.8 million and $15.1 million, respectively.

Revenue from sources outside North America totaled approximately $15.1 million and $7.3 million respectively, for the three month periods ended September 30, 2010 and 2009, respectively. Revenue from sources outside North America totaled approximately $37.6 million and $20.0 million respectively, for the nine month periods ended September 30, 2010 and 2009, respectively.

17. Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Based upon our estimated annual effective tax rate and discrete items, our estimated tax expense/(benefit) for the three and nine month periods ended September 30, 2010 was approximately $0.3 million and ($4.6) million, respectively. For the three and nine month periods ended September 30, 2009 we had a tax expense of approximately $0.1 million and $0.6 million, respectively.

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

During the nine months ended September 30, 2010, we performed an assessment of the recoverability of deferred tax assets. As a result of the acquisition of EyeWonder, $5.8 million of net deferred tax liabilities were recorded resulting from the temporary differences generated by the differences between the fair value of assets and liabilities acquired (mainly intangible assets such as existing technologies) and their corresponding tax bases. We determined that $5.8 million of our pre-acquisition deferred tax assets that had a full valuation allowance are now more-likely-than-not to be realized as a result of the acquisition by offsetting such deferred tax assets against the $5.8 million net deferred tax liabilities recorded as of the acquisition date. Therefore, we recorded a tax benefit of $5.8 million related to the partial release of the related valuation allowance. For the remaining balance of deferred tax assets, there was sufficient negative evidence as a result of our cumulative losses to conclude that it was more likely than not that our deferred tax assets would not be realized and we accordingly maintained the remaining valuation allowance. Related to the chors and Kiptronic acquisitions, we also have certain taxable temporary differences related to intangible assets that cannot be offset by existing deductible temporary differences resulting in a deferred tax liability of approximately $602,000.

As of September 30, 2010, the Company has approximately $0.4 million of total unrecognized tax benefits. This total of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate. Unrecognized tax benefits decreased by $248,000 during the three months ended September 30, 2010 as a result of payments made in certain foreign jurisdictions. The Company anticipates its unrecognized tax benefits will continue to decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of September 30, 2010, the Company has recorded a liability of approximately $0.3 million for the payment of interest and penalties, which did not materially change during the third quarter of 2010.

The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2006 through 2009 generally remain subject to examination by federal and most state tax authorities. As of September 30, 2010, the Company is not under any Federal examination.

18. Segment Reporting

The Company operates in one industry segment — content delivery network services. The Company operates in three geographic areas — North America, EMEA and Asia Pacific.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Domestic revenue	$34,673	$25,221	$90,445	$78,019
International revenue	15,130	7,309	37,639	20,019

Total revenue	$49,803	$32,530	$128,084	$98,038

The following table sets forth long-lived assets by geographic area (in thousands):

	As of September 30, 2010	As of December 31, 2009
Domestic long-lived assets	$34,031	$20,889
International long-lived assets	17,754	14,635

Total long-lived assets	$51,785	$35,524

19. Fair Value Measurements

The Company evaluates certain of its financial instruments within the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1	–	defined as observable inputs such as quoted prices in active markets;

Level 2	–	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3	–	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include corporate notes and bonds and US Government Agency Bonds, publicly traded stocks, and private equity securities which are classified as marketable securities and acquisition related contingent consideration which is classified as a current liability on the Company’s condensed consolidated balance sheet.

The following is a summary of marketable securities, other investment-related assets and current liabilities held at September 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds	$11,340	$11,340	$—	$—
Corporate notes and bonds	7,081	7,081	—	—
Private equity security	260	—	—	260
Publicly traded common stock	2,024	2,024	—	—

Total assets measured at fair value	$20,705	$20,445	$—	$260

Liabilities:
Acquisition related contingent consideration	$3,582	$—	$—	$3,582

Total liabilities measured at fair value	$3,582	$—	$—	$3,582

For the period ended September 30, 2010, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the nine month period ended September 30, 2010, the Company had net unrealized gains of approximately $774,000.

On January 27, 2010, the Company acquired chors. The total consideration included contingent consideration of up to $3.1 million upon the achievement of certain financial milestones. On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent financial milestone consideration based on the probability of achieving the financial milestones and the probability weighted discount on cash flows. At this time the Company believes that the financial milestones will be achieved and did not discount the contingent consideration. Future changes in fair value of the contingent financial milestone consideration, as results of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the statement of operations and financial position in the period of the change.

On May 18, 2010, the Company made a strategic investment in Gaikai, a private cloud-based gaming technology company that allows users to play major PC and console games through a web browser. The Company will provide services to Gaikai, which will be recorded as revenue when earned, with a corresponding increase in its cost basis of its investment.

On July 30, 2010, the Company acquired Delve. The total consideration included contingent consideration of up to $0.5 million upon the achievement of certain financial milestones. On the acquisition date, a liability of $0.5 million was recognized for an estimate of the acquisition date fair value of the contingent financial milestone consideration based on the probability of achieving the financial milestones and the probability weighted discount on cash flows. At this time the Company believes that the financial milestones will be achieved and did not discount the contingent consideration. Future changes in fair value of the contingent financial milestone consideration, as results of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the statement of income and financial position in the period of the change.

The fair value measurement for both the contingent consideration and the private equity security is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The progressions of the Company’s Level 3 instruments for the three months ended September 30, 2010 are shown in the table below (in thousands):

	Acquisition Related Contingent Consideration	Private Equity Securities
Balance at June 30, 2010	$3,054	$66
Additions	500	194
Change in value	28	—

Total assets measured at fair value	$3,582	$260

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. In May 2009, January 2010, April 2010 and July 2010, respectively, we acquired Kiptronic, chors, EyeWonder and Delve. Today, Limelight Networks provides on-demand software, platform, and infrastructure services that help global businesses reach and engage audiences on any mobile or connected device, enabling them to enhance their brand presence, build stronger customer relationships, manage video assets, analyze viewer preferences, optimize their advertising, and monetize their digital assets. We provide services to customers in the North America, EMEA, and the Asia Pacific region. As of September 30, 2010, we had approximately 1,780 active customers worldwide. We derive revenue from the sale of services to our customers. These services include the delivery of digital media, including video, music, games, software and social media, the acceleration of web sites and web-based applications, and value-added services such as mobility, interactive advertising, computing, storage, data center, transit, and consulting. We operate in one business segment. Our CDN customers normally execute contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. We have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods and in some cases, other arrangements. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase. We also derive revenue from campaigns, services and events sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

On July 30, 2010 the Company acquired Delve Networks, Inc. (Delve), a privately-held provider of cloud-based video publishing and analytics services located in Seattle, Washington. The aggregate purchase price, including the earn-out provision, consisted of approximately $2.8 million of cash and 335,195 shares of the Company’s common stock with an estimated fair value of approximately $1.4 million. The fair value of the common shares issued as consideration for Delve was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. Our consolidated financial statements include the results of operations of Delve from the date of acquisition. The historical results of operations of Delve were not significant to our consolidated results of operations for the periods presented.

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

Traffic on our network has continued to grow both for the quarter and year to date periods when compared to prior year. This traffic growth is primarily the result of growth in the traffic delivered on behalf of both new and existing customers. Our CDN revenue is generated by charging for traffic delivered. During the quarter ended September 30, 2010, we continued to add new customers, both through new business and through our business acquisitions. We have seen an increase in the length of our sales cycle, but we continue to see that new and existing customers want the benefits of the specialized services that we bring to the market. We are also experiencing continuing pricing pressure, particularly with our larger customers.

Historically, we have derived a portion of our revenue from outside of North America. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2009 revenue derived from customers outside North America accounted for approximately 22% of our total revenue. For the year ended December 31, 2009 we derived approximately 69% of our international revenue from operations in EMEA and approximately 31% of our international revenue from Asia Pacific, respectively. For the three month periods ended September 30, 2010 and 2009, respectively, revenue derived from customers outside North America accounted for approximately 30% and 22% respectively, of our total revenue. For the nine month periods ended September 30, 2010 and 2009 revenue derived from customers outside North America accounted for approximately 29% and 20% respectively, of our total revenue. For the three and nine month periods ended September 30, 2010, we derived approximately 67% and 64%, respectively, of our international revenue from EMEA and approximately 33% and 36%, respectively, of our international revenue from Asia Pacific. We expect foreign revenue as a percentage of our total revenues to increase in 2010. Our international business is managed as a single geographic segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 36% of our total revenue. During 2009, one of these top 10 customers, Microsoft, represented approximately 14% of our total revenue for that period. For the three and nine month periods ended September 30, 2010, sales to our top 10 customers, in terms of revenue, accounted for approximately 32% and 30%, respectively of our total revenue. During the three and nine month periods ended September 30, 2010 we had no customer that accounted for more than 10% of our revenue during those periods. We anticipate customer concentration levels will decrease compared to prior years. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to reseller customers accounted for approximately 2% of our total revenue for the year ended December 31, 2009. For the three and nine month periods ended September 30, 2010, revenue generated from sales to reseller customers was approximately 5%, respectively, of our total revenue.

In addition to these revenue-related business trends, our cost of revenue increased in absolute dollars and decreased as a percentage of revenue for the three and nine month periods ended September 30, 2010 compared to the three and nine month periods ended September 30, 2009. This increase in absolute dollars is primarily the result of increased cost of bandwidth associated with increased traffic on our network, increased co-location fees associated with increased investments to build out the capacity of our network and increased operations personnel resulting from our business acquisitions and additional personnel required to operate our expanding network.

Operating expenses increased in absolute dollars and slightly increased as a percentage of revenue for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009. This increase was primarily due to increased general and administrative costs (primarily payroll and related employee costs, due to increased staffing primarily due to increased personnel from our business acquisitions and facility and facility related expenses), increased sales and marketing expenses (primarily payroll and related employee costs due to increased staffing primarily due to increased personnel from our business acquisitions) and increased research and development costs (also, primarily payroll and related employee costs due to increased staffing, again primarily due to increased personnel from our business acquisitions) and increased non-network related depreciation and amortization associated with the amortization of acquired intangible assets. For the nine month period ended September 30, 2010, operating expenses increased compared to the nine month period ended September 30, 2009. This increase was primarily due to increased general and administrative costs (primarily payroll and related employee costs, due to increased staffing and facility, additional fees licenses and non-income taxes, and facility related expenses, off-set by lower litigation expenses), increased sales and marketing expenses (primarily payroll and related employee costs due to increased staffing) and increased research and development costs (also, primarily payroll and related employee costs due to increased staffing), and increased non-network related depreciation and amortization associated with the amortization of acquired intangible assets.

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2007, 2008 and 2009, we made capital purchases of $26.5 million, $20.1 million and $21.7 million, respectively. For the three and nine month periods ended September 30, 2010, we made capital investments of $11.7 million and $25.4 million, respectively. We continue to see improvements in the efficiency of our network allowing us to meet traffic growth with less investment, however, we expect to have ongoing capital expenditure requirements, as we continue to invest in and expand our CDN. For 2010, we currently anticipate making aggregate capital expenditures of approximately 16% to 18% of total revenue for the year.

Occasionally we generate revenue from customers that are entities related to certain of our executives. For the year ended December 31, 2009, we did not generate any revenue from related parties. Revenue derived from related parties was less than 1% of total revenue for the three and nine month periods ended September 30, 2010.

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

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in January 2009, and on January 23, 2009 the jury returned a verdict favorable to us finding that we did not infringe the Level 3 patents. We believe the jury verdict finding that we did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered a judgment in our favor. Level 3 filed a notice of appeal on July 21, 2009 and filed its appeal brief on October 5, 2009. We filed our reply brief on January 19, 2010. On May 3, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter, and on May 5, 2010 the court affirmed the District Court judgment in our favor. Level 3 subsequently filed a motion for re-hearing and hearing en banc that the Court subsequently denied. Our legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses, as reported in our condensed consolidated statement of operations.

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

We were unprofitable for the nine months ended September 30, 2010; significant items impacting our unprofitability were depreciation and amortization expense and share-based compensation expense. For the nine months ended September 30, 2009 we were profitable; the largest impact to our profitability was the reversal of our provision for litigation judgment accrual of $65.6 million regarding the patent infringement lawsuit filed by Akamai Technologies, Inc.

Our future results will be affected by many factors identified in the section captioned “Risk Factors,” in this quarterly report on Form 10-Q, including our ability to:

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Akamai to a favorable conclusion;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	continued ability to deliver a significant portion of our traffic through settlement free peering relationships which significantly reduce our cost of delivery.

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

With the exception of the items noted below, as of September 30, 2010, there have been no material changes to any of the critical accounting policies as described in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010. During the quarterly periods between the February 2008 adverse jury verdict in the patent infringement lawsuit filed by Akamai Technologies, Inc. and the Court’s April 24, 2009 order, we had accrued for potential damages and interest. Based upon the Court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable.

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

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements (Subtopic 605-25), for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In the third quarter of 2010, we early adopted ASU 2009-13 with such adoption being effective for revenue arrangement entered into or materially modified after January 1, 2010. The Company did not enter into or modify any multi-element arrangements falling under the scope of ASU 2009-13 during the six months ended June 30, 2010. We recognized $1.1 million of revenue related to a multi-element arrangement accounted for in accordance with ASU 2009-13 during the three and nine month periods ended September 30, 2010. In October 2009, the FASB also issued ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance under ASU 2009-13. In the third quarter of 2010 in conjunction with the adoption of ASU 2009-13, we early adopted ASU 2009-14 with such adoption being effective for revenue arrangement entered into or materially modified after January 1, 2010. We did not enter into or modify any arrangements falling under the scope of ASU 2009-14 during the nine months ended September 30, 2010, and accordingly the impact of adoption was not material to our financial position, results of operations or cash flows.

Results of Operations

Revenue

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Revenue	$49,803	$32,530	$17,273	53%	$128,084	$98,038	$30,046	31%

Revenue increased 53%, or $17.3 million, to $49.8 million for the three months ended September 30, 2010 as compared to $32.5 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, total revenues increased 31%, or $30.0 million, to $128.1 million as compared to $98.0 million for the nine months ended September 30, 2009. The increase in revenue for the three and nine month periods ended September 30, 2010 as compared to the same periods in the prior year was primarily attributable to an increase in our value added services revenue (which includes revenue from the date of acquisition of chors, EyeWonder and Delve) of approximately $13.2 million and $23.8 million, respectively. We provide value added services in the following areas: whole and website business portal acceleration, web and enterprise acceleration, mobile content delivery, online and mobile ad serving, rich media ad unit design and creation, cloud storage, transcoding and computing functions and strategic consulting. We continued to increase the amount of traffic moving through our network; however we continue to see a decline in our average unit sales price. Our core delivery revenue increased approximately $4.0 million and $6.2 million, respectively, for the three and nine month periods ended September 30, 2010, compared to the same periods in the prior year. As of September 30, 2010, we had approximately 1,780 customers under revenue contracts as compared to approximately 1,370 as of September 30, 2009.

For the three months ended September 30, 2010 and 2009, approximately 30% and 22%, respectively, of our total revenues were derived from our operations located outside of North America. For the three months ended September 30, 2010 and 2009, we derived approximately 67%, respectively, of our international revenue from EMEA and approximately 33%, respectively, of our international revenue from Asia Pacific. For the nine months ended September 30, 2010 and 2009, approximately 29% and 20%, respectively, of our total revenues were derived from our operations located outside of North America. For the nine months ended September 30, 2010 and 2009, we derived approximately 64% and 71%, respectively, of our international revenue from EMEA and approximately 36% and 29%, respectively, of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of revenues during these periods.

Cost of Revenue

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Cost of revenue	$27,946	$20,907	$7,039	34%	$72,753	$63,456	$9,297	13%

Cost of revenue includes fees paid to network providers for bandwidth and backbone, costs incurred for non settlement free peering and connection to Internet service provider networks or ISPs, and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes depreciation of network equipment used to deliver our CDN services, payroll and related costs and equity-related compensation for our network operations, operations and value added services personnel.

Cost of revenue increased 34%, or $7.0 million, to $27.9 million for the three months ended September 30, 2010 as compared to $20.9 million for the three months ended September 30, 2009. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $2.1 million due to higher traffic levels and increased amounts of deployed network assets, an increase in payroll and related employee costs of $3.2 million associated with increased staff to build and operate our CDN, as well as increased operations personnel from our business acquisitions whose primary focus is on our delivery of value added services, an increase in travel and travel related expenses of $0.1 million, and an increase in other costs of $1.7 million. The increase in other costs was primarily related to costs associated with value added services and the sale of equipment to one of our customers. These increases were off-set by a reduction in depreciation expense of network equipment of $0.1 million. For the nine months ended September 30, 2010, cost of revenues increased 13%, or $9.3 million, to $72.8 million as compared to $63.4 million for the nine months ended September 30, 2009. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $3.6 million due to higher traffic levels and increased amounts of deployed network assets, an increase in payroll and related employee costs of $6.4 million associated with increased staff to build and operate our CDN, as well as increased operations personnel resulting from our business acquisitions whose primary focus is on our delivery of value added services, an increase in travel and travel related expenses of $0.3 million, and an increase in other costs of $1.9 million. The increase in other costs was primarily related to costs associated with value added services and the sale of equipment to one of our customers. These increases were off-set by a reduction in depreciation expense of network equipment of $2.7 million.

Additionally, cost of revenue share-based compensation expense remained constant at $0.6 million for the three month periods ended September 30, 2010 and 2009. For the nine month period ended September 30, 2010, cost of revenue share-based compensation expense remained constant at $1.8 million compared to the nine month period ended September 30, 2009.

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Bandwidth and co-location fees	$13.1	$11.0	$37.1	$33.5
Depreciation — network	5.9	6.0	16.0	18.7
Payroll and related employee costs	5.5	2.2	12.7	6.3
Share-based compensation	0.6	0.6	1.8	1.8
Travel and travel-related expenses	0.2	0.1	0.5	0.2
Professional fees and outside services	0.1	0.2	0.5	0.4
Royalty expenses	0.1	0.2	0.2	0.5
Other costs	2.4	0.6	4.0	2.1

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Total cost of revenues	$27.9	$20.9	$72.8	$63.5

We have long-term purchase commitments for bandwidth usage and co-location with various Tier 1 network providers and data center operators. The minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately: $6.1 million for the remainder of 2010, $15.6 million for 2011, $7.4 million for 2012, $3.5 million for 2013 and $4.1 million for 2014 and beyond.

We anticipate cost of revenues will increase during the remainder of 2010. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased rack and co-location costs to support increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to decrease compared to 2009 in absolute dollars. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our expanding customer base as well as our increase in value added services personnel. The fourth quarter will include a full quarter of activity for Delve, compared to two months of activity during the quarter ended September 30, 2010. We expect that share-based compensation expense will remain consistent with 2009.

General and Administrative

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
General and administrative	$8,359	$6,405	$1,954	31%	$26,095	$24,714	$1,381	6%

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

General and administrative expenses increased 31%, or $2.0 million, to $8.4 million for the three months ended September 30, 2010 as compared to $6.4 million for the three months ended September 30, 2009. The increase in general and administrative expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to an increase in payroll and related employee costs of $1.4 million, primarily due to increased personnel resulting from our business acquisitions, an increase in professional fees of $0.6 million, which was primarily due to increased consulting, acquisition related professional fees, accounting fees and other outside services, an increase in travel and travel related expenses of $0.2 million, and an increase in other costs of $0.9 million, primarily due to increased facilities and facilities related costs associated with our business acquisitions of $0.5 million, increased fees, licenses and non-income taxes of $0.1 million, increased telephone costs of $0.2 million and a increase in general office expenses (office and computer supplies, postage and shipping) of approximately $0.1 million. These increases were off-set by decreases in bad debt of $0.8 million, due to improved management of our accounts receivable and a decrease in litigation expenses of $0.3 million. For the nine months ended September 30, 2010, general and administrative expenses increased 6%, or $1.4 million, to $26.1 million as compared to $24.7 million for the nine months ended September 30, 2009. The increase in general and administrative expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to an increase of $2.7 million in payroll and related employee cost, again primarily due to increased personnel resulting from our business acquisitions, an increase in professional fees of $0.6 million, primarily acquisition related expenses, off-set by lower accounting and general legal fees, and an increase in other costs of $2.2 million, again primarily due to increased facilities and facilities related costs of $0.9 million, increased fees, licenses and non-income taxes of $0.9 million, increased telephone costs of $0.3 million and an increase in general office expenses (office and computer supplies, postage and shipping) of approximately $0.1 million. Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses and property taxes. These increases were off-set by a decrease of $2.5 million in litigation expenses related to our litigation with Akamai and MIT, and Level 3, and a decrease of $1.3 million in bad debt expense.

Additionally, general and administrative share-based compensation expense remained constant at $1.8 million for the three month periods ended September 30, 2010 and 2009, respectively. For the nine month period ended September 30, 2010, share-based compensation decreased $0.6 million to $5.2 million, compared to $5.8 million for the nine month period ended September 30, 2009.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Payroll and related employee costs	$2.9	$1.5	$7.0	$4.3
Professional fees, legal and outside services	1.9	1.3	4.8	4.2
Share-based compensation	1.8	1.8	5.2	5.8
Travel and travel related	0.3	0.1	0.6	0.3
Litigation expenses	—	0.3	2.1	4.6
Bad debt expense	(0.6)	0.2	1.3	2.6
Other expenses	2.1	1.2	5.1	2.9

Total general and administrative	$8.4	$6.4	$26.1	$24.7

We expect general and administrative expenses to increase in 2010 in absolute dollars and to decrease as a percentage of revenue. The increase is primarily due to increased payroll and payroll related employee costs due to increased staffing, off-set by lower costs associated with ongoing litigation, as well as decreases in accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. In addition, the fourth quarter will include a full quarter of activity for Delve, compared to two months of activity during the quarter ended September 30, 2010. We expect that share-based compensation expense will decrease in 2010.

Sales and Marketing

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Sales and marketing	$12,724	$8,060	$4,664	58%	$33,429	$23,915	$9,514	40%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses increased 58%, or $4.6 million, to $12.7 million for the three months ended September 30, 2010, as compared to $8.1 million for the three months ended September 30, 2009. The increase in sales and marketing expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to an increase in payroll and related employee costs of $3.3 million, primarily due to increased staffing, which resulted in higher salaries, commissions and bonuses, plus the addition of sales and marketing personnel from our business acquisitions, an increase in marketing expenses of $0.6 million, an increase in travel and travel-related expenses of $0.4 million and an increase in other expenses of $0.3 million. For the nine months ended September 30, 2010, sales and marketing expenses increased 40%, or $9.5 million, to $33.4 million, as compared to $23.9 million for the nine months ended September 30, 2009. The increase in sales and marketing expenses for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009 was due to an increase in payroll and related employee costs of $6.7 million, primarily due to increased staffing, which resulted in higher salaries, commissions and bonuses, plus the addition of sales and marketing personnel from our business acquisitions, an increase in travel and travel-related expenses of $0.9 million, an increase in marketing expenses of $0.9 million, an increase in professional fees for outside services of approximately $0.5 million, and an increase in other expenses of $0.4 million. Other expenses include such items as rent and property taxes for our Europe and Asia Pacific sales offices, fees, licenses and non-income taxes, telephone and office supplies.

Additionally, sales and marketing share-based compensation expense remained constant at $1.3 million for the three month periods ended September 30, 2010 and 2009, respectively. For the nine month period ended September 30, 2010, share-based compensation increased $0.1 million to $3.8 million, compared to $3.7 million for the nine month period ended September 30, 2009.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Payroll and related employee costs	$8.3	$5.0	$21.5	$14.8
Share-based compensation	1.3	1.3	3.8	3.7
Travel and travel-related expenses	1.0	0.6	2.6	1.7
Professional fees and outside services	0.4	0.4	1.5	1.0
Marketing programs	0.8	0.2	1.5	0.6
Other expenses	0.9	0.6	2.5	2.1

Total sales and marketing	$12.7	$8.1	$33.4	$23.9

We anticipate our sales and marketing expense will increase in 2010 in absolute dollars and slightly increase as a percentage of revenue. The increase is due to expected increases in commissions on higher forecasted sales, an increase in payroll and related costs of sales and marketing personnel and additional expected increases in travel and travel-related expenses. In addition, the fourth quarter will include a full quarter of activity for Delve, compared to two months of activity during the quarter ended September 30, 2010. We expect that share-based compensation expense will slightly increase compared to 2009.

Research and Development

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Research and development	$4,491	$2,024	$2,467	122%	$10,614	$5,878	$4,736	81%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 122%, or $2.5 million, to $4.5 million for the three months ended September 30, 2010, as compared to $2.0 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, research and development expenses increased 81%, or $4.7 million, to $10.6 million, as compared to $5.9 million for the nine months ended September 30, 2009. The increase in research and development expenses in the three and nine month periods ended September 30, 2010 as compared to the three and nine month periods ended September 30, 2009 was primarily due to an increase of $1.6 million and $3.2 million respectively, in payroll and related employee costs associated with our hiring of additional network and software engineering personnel and the addition of research and development personnel resulting from our business acquisitions, an increase in professional fees and outside services of $0.4 million and $0.8 million, respectively, primarily for consulting and contract labor, an increase in share-based compensation of $0.2 million and $0.4 million, respectively, and an increase in other expenses of $0.3 million and $0.3 million, respectively. Other expenses include such items as travel and travel related expenses, telephone, training and seminars and office supplies.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Payroll and related employee costs	$2.8	$1.2	$6.5	$3.3
Share-based compensation	0.8	0.6	2.3	1.9
Professional fees and outside services	0.5	0.1	1.3	0.5
Other expenses	0.4	0.1	0.5	0.2

Total research and development	$4.5	$2.0	$10.6	$5.9

We anticipate our research and development expenses will increase in 2010 in absolute dollars and increase as a percentage of revenue due to increased payroll and related costs associated with continued hiring of research and development personnel and contractors, and investments in our core technology and refinements to our other service offerings. In addition, the fourth quarter will include a full quarter of activity for Delve, compared to two months of activity during the quarter ended September 30, 2010. We expect that share-based compensation expense will increase compared to 2009.

Depreciation and Amortization (Operating Expenses)

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Depreciation & amortization	$2,034	$627	$1,407	224%	$4,404	$1,699	$2,705	159%

Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Depreciation and amortization expenses increased 224%, or $1.4 million, to $2.0 million for the three months ended September 30, 2010, as compared to $0.6 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, depreciation and amortization expenses increased 159%, or $2.7 million, to $4.4 million, as compared to $1.7 million for the nine months ended September 30, 2009. The increase in depreciation and amortization expense in the three and nine month periods ended September 30, 2010 as compared to the three and nine month periods ended September 30, 2009 was primarily due to an increase of approximately $1.3 million and $2.4 million respectively, in amortization of intangibles acquired in business combinations. For the three and nine months ended September 30, 2010, amortization of intangibles was approximately $1.4 million and $2.4 million respectively. Based on our intangible assets at September 30, 2010, we expect amortization of other intangible assets to be approximately $1.4 million for the remainder of 2010, and $5.5 million, $5.2 million, $4.6 million and $1.3 million for fiscal years 2011, 2012, 2013 and 2014, respectively.

Provision for Litigation

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Provision for litigation	$—	$—	$—	NA	$—	$(65,645)	$65,645	100%

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

Interest Expense

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest expense	$6	$11	$(5)	(45)%	$13	$33	$(20)	(61)%

Interest expense consists of interest paid and the amortization of deferred financing costs.

Interest expense decreased 45%, or $5,000, to $6,000 for the three months ended September 30, 2010, as compared to $11,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, interest expense decreased 61%, or $20,000, to $13,000, as compared to $33,000 for the nine months ended September 30, 2009. Interest expense for the three and nine month periods ended September 30, 2010 included interest paid in association with a filing of non-income tax related payments and interest paid on capital leases. The $11,000 and $33,000 for the three and nine month periods ended September 30, 2009 represents the amortization of loan fees associated with a then unused line of credit. The line of credit expired on October 31, 2009 and we did not renew it. As of September 30, 2010, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest income	$210	$330	$(120)	(36)%	$767	$1,050	$(283)	(27)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased 36%, to $0.2 million for the three months ended September 30, 2010, as compared to $0.3 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, interest income decreased 27%, to $0.8 million, as compared to $1.0 million for the nine months ended September 30, 2009. The decrease in interest income for the three and nine month periods ended September 30, 2010 was primarily due to decreased cash balances. We anticipate interest income to decrease as a result of expected lower average cash balances.

Other Income

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Other income (expense)	$(120)	$15	$(135)	(870)%	$(117)	$131	$(248)	(189)%

Other income (expense) decreased 870% or $135,000 to $(120,000) for the three month period ended September 30, 2010, as compared to $15,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, other income (expense) decreased 189%, or $248,000, to $(117,000), as compared to $131,000 for the nine months ended September 30, 2009. Other income (expense) for the three and nine months ended September 30, 2010 consists primarily of foreign exchange gains (losses) resulting from the re-measurement of certain accounts payable and value added tax receivable/payable denominated in a foreign currency of approximately $(243,000) and $(7,000), respectively. These foreign exchange gains (losses) were offset by the effect of exchange rates on monetary balance sheet and income statement items of approximately $118,000 and ($71,000), respectively. Additionally, miscellaneous other income/expense for the three and nine months ended September 30, 2010 were $4,000 and ($39,000), respectively. Other income/expense for the nine month period ended September 30, 2009 includes a non-income tax related expense of approximately $64,000.

Income Tax Expense (Benefit)

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Increase (Decrease)	Percent Change	2010	2009	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Income tax expense (benefit)	$287	$61	$226	370%	$(4,570)	$552	$5,122	928%

Based upon our estimated annual effective tax rate, our estimated tax expense for the nine months ended September 30, 2010 consisted of federal, foreign and state expense (benefit) for income taxes. Our income tax benefit on our loss before taxes of $18.6 million was different than our statutory income tax rate due primarily to our providing for a valuation allowance on tax assets, and recording of discrete items and foreign tax for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits. In calculating our effective income tax rate for 2010, no benefit is provided for temporary differences that increase deferred tax assets.

For the nine months ended September 30, 2010, our benefit for income taxes was $4.6 million, which included $1.1 million for income taxes related primarily to our foreign operations, $0.1 million for state tax expense and a tax benefit of $5.8 million related to the release of valuation allowance as a discrete item as a result of deferred tax liabilities assumed in the acquisition of EyeWonder. During the nine months ended September 30, 2010, we performed an assessment of the recoverability of deferred tax assets. As a result of the acquisition of EyeWonder, $5.8 million of net deferred tax liabilities were recorded resulting from the temporary differences generated by the differences between the fair value of assets and liabilities acquired (mainly intangible assets such as existing technologies) and their corresponding tax bases. We determined that $5.8 million of our pre-acquisition deferred tax assets that had a full valuation allowance are now more-likely-than-not to be realized as a result of the acquisition by offsetting such deferred tax assets against the $5.8 million net deferred tax liabilities recorded as of the acquisition date. Therefore, we recorded a tax benefit of $5.8 million related to the partial release of the related valuation allowance. For the remaining balance of deferred tax assets, there was sufficient negative evidence as a result of our cumulative losses to conclude that it was more-likely-than-not that our deferred tax assets would not be realized and we accordingly maintained the remaining valuation allowance. Related to the chors and Kiptronic acquisitions, we also have certain taxable temporary differences related to intangible assets that cannot be offset by existing deductible temporary differences resulting in a deferred tax liability of approximately $602,000.

In 2009, approximately $3.2 million of stock-based compensation expense was not deductible for tax purposes, as certain executives and other employees made tax elections which established tax bases in these awards granted at lower than the fair value recognized within the financial statements. Future non-tax deductible expenses related to these equity awards is expected to be approximately $0.6 million for 2010, based upon the unvested portion of the equity awards outstanding at December 31, 2009, and the anticipated vesting at that time.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	borrowing on credit facilities; and

•	cash generated by operations.

As of September 30, 2010, our cash, cash equivalents and marketable securities classified as current totaled $70.7 million.

Operating Activities

Net cash provided by operating activities improved by $13.2 million, with net cash provided by operating activities equaling $7.6 million for the nine months ended September 30, 2010, compared to net cash used in operating activities of $5.6 million for the nine months ended September 30, 2009. The change to net cash provided by operating activities for the nine-month period ended September 30, 2010 compared to the same period in the prior year was primarily due to changes in operating assets and liabilities. Cash used due to changes in operating assets and liabilities was $8.6 million in the nine months ended September 30, 2010 compared to $22.0 million in the nine months ended September 30, 2009, a decrease in usage of $13.4 million. The change relates primarily to greater cash usage during the nine months ended September 30, 2009 related primarily to (1) increases in prepaid expenses and other current and long-term assets associated with advanced payments for backbone services with a telecommunications provider; (2) a decrease in accounts payable related to the timing of payments; and (3) a decrease in other current liabilities primarily due to the payment of certain accrued legal fees and cost of sales accruals; and (4) a decrease in deferred revenue resulting from revenue recognition, offset by cash generated from a decrease in accounts receivable due to collection efforts during this period.

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

Investing Activities

Cash used in investing activities was $45.8 million for the nine months ended September 30, 2010, compared to cash used in investing activities of $30.0 million for the nine months ended September 30, 2009. Cash used in investing activities was principally comprised of cash used for the acquisition of businesses, the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN, offset by cash generated from the sale of short-term marketable securities.

In January 2010, we acquired chors Gmbh or chors, an on-line and direct marketing solutions provider located in Germany. Cash paid, net of cash acquired for the chors acquisition was approximately $2.0 million.

On April 30, 2010, we acquired EyeWonder, Inc. or EyeWonder. EyeWonder is a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers. The purchase price included both cash and company stock for the acquisition. Cash paid, net of cash acquired was $61.9 million.

On July 30, 2010, we acquired Delve Networks, Inc. a privately-held provider of cloud-based video publishing and analytics services located in Seattle, Washington. The transaction was completed with a combination of our common stock and cash. Cash paid, net of cash acquired, was $2.6 million excluding a potential earn-out payment of $0.2 million.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately 16% to 18% of total revenue in 2010.

Financing Activities

Cash provided by financing activities relates to proceeds from the exercise of stock options which were $0.5 million for the nine months ended September 30, 2010, as compared to $0.2 million for the nine months ended September 30, 2009.

At September 30, 2009, we had an unused line of credit of up to $5.0 million dollars. The line of credit matured on October 31, 2009 and we did not renew it. At September 30, 2010, with the exception of our capital leases, we had no other debt obligations.

On July 27, 2010, we entered into a lease agreement with a vendor to purchase equipment. Under the terms of the agreement, we financed approximately $2.3 million, excluding applicable taxes, of equipment for a period of thirty six (36) months. The financing is being accounted for as a capital lease and has been reflected as a non-cash transaction in the condensed consolidated statement of cash flows. The financing agreement is collateralized by the equipment purchased.

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

The following table presents our contractual obligations and commercial commitments, as of September 30, 2010 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations as of September 30, 2010	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$19,745	$11,897	$6,712	$1,136	$—
Rack space leases	16,984	6,945	6,269	3,747	23
Real estate leases	16,966	1,928	3,861	4,570	6,607

Total operating leases	53,695	20,770	16,842	9,453	6,630
Capital leases	2,676	977	1,699	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$56,371	$21,747	$18,541	$9,453	$6,630

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

In our November 5, 2010 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under United States generally accepted accounting principles, or United States GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with United States GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009	June 30, 2009	September 30, 2010	September 30, 2009
GAAP net (loss) income	$(5,954)	$(2,265)	$(5,220)	$(5,298)	$(14,004)	$44,617
Provision for potential litigation damages	—	—	—	—	—	(65,645)
Share-based compensation	4,554	4,160	4,369	4,281	13,058	13,137
Litigation defense expenses	9	1,726	273	367	2,127	4,585
Acquisition related expenses	345	409	—	—	1,358	—
Amortization of intangibles	1,354	915	59	—	2,441	59

Non-GAAP net income (loss)	$308	$4,945	$(519)	$(650)	$4,980	$(3,247)

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009	June 30, 2009	September 30, 2010	September 30, 2009
GAAP net (loss) income	$(5,954)	$(2,265)	$(5,220)	$(5,298)	$(14,004)	$44,617
Depreciation and amortization	7,912	6,927	6,645	6,665	20,384	20,398
Interest expense	6	7	11	11	13	33
Interest and other income (expense)	(90)	(283)	(346)	(226)	(650)	(1,181)
Income tax (benefit) expense	287	(5,098)	61	171	(4,570)	552

EBITDA	$2,161	$(712)	$1,151	$1,323	$1,173	$64,419
Provision for litigation	—	—	—	—	—	(65,645)
Share-based compensation	4,554	4,160	4,369	4,281	13,058	13,137
Litigation defense expenses	9	1,726	273	367	2,127	4,585
Acquisition related expenses	345	409	—	—	1,358	—

Adjusted EBITDA	$7,069	$5,583	$5,793	$5,971	$17,716	$16,496

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Risk

A significant portion of our customer agreements are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. Because we have operations in Europe and Asia, however, we may be exposed to fluctuations in foreign exchange rates with respect to certain operating expenses and cash flows. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, potentially with customer agreements denominated in foreign currencies, which may increase our exposure to foreign exchange fluctuations. At this time, we do not have any foreign currency hedge contracts.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

With the exception of the change in controls noted below, no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2007, Level 3 Communications, LLC (Level 3) filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging that we were infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining us from conducting our business in a manner that infringed the relevant patents. A jury trial was conducted in January 2009, and on January 23, 2009 the jury returned a verdict favorable to us finding that we did not infringe the Level 3 patents. We believe the jury verdict finding Limelight does not infringe the Level 3 patents is correct, and that the claims of infringement asserted against us by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for judgment as a matter of law or alternatively for a new trial, and entered a judgment in our favor. Level 3 filed a notice of appeal on July 21, 2009 and filed its appeal brief on October 5, 2009. We filed our reply brief on January 19, 2010. On May 3, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter, and on May 5, 2010 the court affirmed the District Court judgment in our favor. Level 3 subsequently filed a motion for re-hearing and hearing en banc that the Court subsequently denied. In light of the favorable ruling from the Court of Appeals, we do not believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

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

The court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we do not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the provision for litigation relating to this matter as we no longer believe that payment of any amounts represented by the litigation provision is probable. Although the court has entered judgment in our favor and we believe the ruling of the court is correct, Akamai has appealed the judgment, and on June 7, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter, and a decision is pending. We cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

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

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our content delivery services. For example, in 2007, 2008 and 2009 we invested $22.3 million, $17.4 million and $20.4 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN. For the nine month period ended September 30, 2010, we invested $25.4 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

During 2010, as we further expand our CDN and begin to refresh our network equipment, we expect our capital expenditures to be approximately 16% to 18% of total revenue. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 36% of our total revenue. For the nine month period ended September 30, 2010, sales to our top ten customers, in terms of revenue, accounted for approximately 30% of our total revenue. During 2009 one of these top 10 customers, Microsoft, represented approximately 14% of our total revenue for that period. For the nine month period ended September 30, 2010, we had no customer who represented more than 10% of our total revenue. Microsoft, and other large customers, may not continue to be as significant going forward as they have been in the past. During 2011 we anticipate that our revenue from Microsoft will decline from that earned in 2010 and as a percent of our total revenue. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

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

Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007 and 2008 partially due to an increase in our share-based compensation expense which increased from $0.1 million in 2005 to $9.2 million in 2006, to $18.9 million in 2007 to $18.1 million in 2008. We were profitable in 2009, due to the reversal of a significant reserve for litigation; however our share-based compensation was still significant at $17.5 million for the year. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit (RSU) grants. Our unrecognized share-based compensation expense totaled $31.0 million at September 30, 2010, of which we expect to amortize $4.5 million during the remainder of 2010, $13.1 million in 2011 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. The increased share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. In December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million, $20.8 million and $5.4 million, respectively, in 2006, 2007, 2008 and 2009, respectively. For the nine month period ended September 30, 2010, we incurred $2.1 million in litigation costs. These costs may continue to be significant during 2010.

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

We may need to obtain funding due to a number of factors beyond our control, including a shortfall in revenue, increased expenses, final adverse judgments in litigation matters, increased investment in capital equipment or the acquisition of significant businesses or technologies. We believe that our cash, cash equivalents and marketable securities classified as current plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 12 months. However, we may need or desire funding before such time. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely.

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

As a public company, we have incurred, and will continue to incur, significant accounting and other expenses that we did not incur as a private company. These expenses include increased accounting, legal and other professional fees, insurance premiums, investor relations costs, and costs associated with compensating our independent directors. In addition, the Frank-Dodd Act and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Market, imposes additional requirements on public companies, including requiring changes in corporate governance practices. For example, the listing requirements of the Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. These rules and regulations could also make it more difficult for us to identify and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.

Increasing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to expand our sales and marketing operations. Historically, we have concentrated our sales force at our headquarters in Tempe, Arizona. However, we are also building a field sales force to augment our sales efforts and to bring our sales personnel closer to our current and potential customers. Developing such a field sales force has been and will continue to be expensive and we have limited knowledge in developing and operating a widely dispersed sales force. As a result, we may not be successful in developing an effective sales force, which could cause our results of operations to suffer.

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 121 at December 31, 2007, to 140 at December 31, 2009. As of September 30, 2010, we had 225 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

As of September 30, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 49% of our outstanding common stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

On July 30, 2010, we issued 335,195 shares of our common stock to certain stockholders of Delve Networks, Inc. (Delve) in connection with and as partial consideration for our acquisition of all of the outstanding capital stock of Delve. The aggregate consideration also consisted of approximately $2.8 million of cash. The fair value of the common stock issued as consideration was approximately $1.4 million. The sale of such securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Rule 506 of Regulation D under the Securities Act. There were no more than 35 purchasers issued securities in the transaction, and each purchaser was an accredited investor, as such term is defined in Rule 501 of Regulation D under the Securities Act, or represented that such purchaser had such knowledge and experience in financial or business matters either alone or together with a qualified representative that such purchaser was capable of evaluating the merits and risks of accepting and owning the securities issued in the transaction.

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

In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for acquisitions of companies complementary to our core CDN business, capital expenditures, working capital and other general corporate purposes. For the nine month period ended September 30, 2010, we made capital expenditures of $25.4 million and expect aggregate capital expenditures of approximately 16% to 18% of total revenue in 2010. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. In July 2010, we acquired Delve Networks, Inc. for which we used approximately $2.8 million, net of cash acquired and could use an additional $1.2 million if certain financial targets are achieved. On April 30, 2010 we acquired EyeWonder, Inc. for which we used approximately $62.0 million in cash and in January 2010 we acquired chors GmbH, for which we used approximately $2.0 million, net of cash acquired and could use an additional $0.3 million if specific financial targets are achieved during 2010. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation a portion of the net proceeds may be used to satisfy a final damages judgment, if any.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1	333-141516	3.2	5/21/07

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-141516	3.4	3/22/07

10.31	Amendment No. 2 to Employment Agreement between the Registrant and Michael M. Gordon dated as of July 8, 2010.	8-K	001-33508	99.1	7/14/10

10.32	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: November 5, 2010	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1	333-141516	3.2	5/21/07

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-141516	3.4	3/22/07

10.31	Amendment No. 2 to Employment Agreement between the Registrant and Michael M. Gordon dated as of July 8, 2010.	8-K	001-33508	99.1	7/14/10

10.32	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.