Form 10-Q
period 2011-03-31
Limelight Networks, Inc.
filed 2011-05-06
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33508

LIMELIGHT NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1677033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 South Mill Avenue, 8th Floor

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2011: 112,161,547 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,357	$56,741
Marketable securities	6,399	12,009
Accounts receivable, net of reserves of $6,527 at March 31, 2011 and $7,295 at December 31, 2010, respectively	38,641	41,940
Income taxes receivable	745	721
Prepaid expenses and other current assets	10,092	9,628

Total current assets	184,234	121,039
Property and equipment, net	56,238	54,407
Marketable securities, less current portion	1,612	1,755
Deferred income tax, less current portion	948	718
Goodwill	95,296	94,364
Other intangible assets, net	18,134	19,406
Other assets	10,984	6,951

Total assets	$367,446	$298,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,385	$12,236
Deferred revenue, current portion	6,084	6,877
Capital lease obligations, current portion	1,063	1,049
Other current liabilities	16,630	20,000

Total current liabilities	33,162	40,162
Capital lease obligations, less current portion	1,479	1,750
Deferred income tax, less current portion	1,281	598
Other long term liabilities	2,170	21

Total liabilities	38,092	42,531
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at March 31, 2011; 112,149 and 100,068 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	112	100
Additional paid-in capital	463,358	380,338
Contingent consideration	219	1,608
Accumulated other comprehensive income	1,749	329
Accumulated deficit	(136,084)	(126,266)

Total stockholders’ equity	329,354	256,109

Total liabilities and stockholders’ equity	$367,446	$298,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenues	$49,817	$36,087
Cost of revenue:
Cost of services (exclusive of amortization)	22,686	16,205
Depreciation — network	6,726	4,778

Total cost of revenue	29,412	20,983

Gross profit	20,405	15,104
Operating expenses:
General and administrative	8,809	8,127
Sales and marketing	13,894	9,387
Research and development	5,618	2,645
Depreciation and amortization	1,955	766

Total operating expenses	30,276	20,925

Operating loss	(9,871)	(5,821)
Other income (expense):
Interest expense	(42)	(1)
Interest income	187	302
Other income (expense)	30	(25)

Total other income	175	276

Loss before income taxes	(9,696)	(5,545)
Income tax expense	122	240

Net loss	$(9,818)	$(5,785)

Net loss per weighted average share:
Basic	$(0.09)	$(0.07)

Diluted	$(0.09)	$(0.07)

Shares used in per share weighted average share calculations:
Basic	103,917	85,119
Diluted	103,917	85,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited)
Operating activities
Net loss	$(9,818)	$(5,785)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,681	5,544
Share-based compensation	4,278	4,343
Deferred income taxes	(100)	—
Loss on foreign currency transactions	53	49
Loss on sale of property and equipment	—	89
Accounts receivable charges	233	1,169
Accretion of marketable securities	49	24
Changes in operating assets and liabilities:
Accounts receivable	3,013	(305)
Prepaid expenses and other current assets	(464)	685
Income taxes receivable	(119)	(53)
Other assets	(4,033)	(167)
Accounts payable	(1,217)	264
Deferred revenue	(793)	(3,105)
Other current liabilities	(2,978)	(2,081)
Other long term liabilities	84	—

Net cash (used in) provided by operating activities	(3,131)	671

Investing activities
Purchase of marketable securities	(1,410)	(16,755)
Sale of marketable securities	6,970	28,000
Purchases of property and equipment	(8,050)	(4,250)
Acquisition of business, net of cash acquired	—	(2,004)

Net cash (used in) provided by investing activities	(2,490)	4,991

Financing activities
Payments on capital lease obligations	(257)	—
Payments of employee tax withholdings related to restricted stock	(234)	—
Proceeds from exercise of stock options	415	27
Proceeds from secondary public offering, net	77,169	—

Net cash provided by financing activities	77,093	27

Effect of exchange rate changes on cash	144	97

Net increase in cash and cash equivalents	71,616	5,786
Cash and cash equivalents at beginning of period	56,741	89,509

Cash and cash equivalents at end of period	$128,357	$95,295

Supplemental disclosure of cash flow information
Cash paid for interest	$37	$1

Cash paid for income taxes	$614	$155

Property and equipment remaining in accounts payable and other current liabilities	$2,959	$1,078

Purchase of property and equipment under capital leases	$—	$329

Property and equipment acquired through leasehold incentives	$2,361	$—

Contingent consideration common stock issued in connection with acquisition of business	$1,404	$312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Limelight Networks, Inc. (the Company) is a provider of high-performance content delivery network services. The Company provides scalable software services that improve the quality of online media, accelerate the performance of web applications, enable secure online transactions, manage and monetize digital assets, and optimize advertising campaigns. These services are supported by the Company’s global platform, which provides highly-available, highly-redundant storage, bandwidth and computing resources as well as connectivity to last-mile broadband network providers. The Company provides services to traditional and emerging media companies, or content publishers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries, as well as enterprises, technology companies, and government entities doing business online.

2. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term assets, acquired intangibles, income and other taxes, the fair value of stock-based compensation and other contingent liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate. The accompanying condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, are unaudited. The condensed consolidated balance sheet information as of December 31, 2010 is derived from the audited consolidated financial statements which were included in our Annual Report on Form 10-K filed with the SEC on March 11, 2011. The consolidated financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K filed on March 11, 2011.

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

Recent Accounting Pronouncements

As of January 1, 2011, the Company adopted Accounting Standards Update (ASU) 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 2010-08 did not have an impact on the financial statements of the Company.

As of January 1, 2011, the Company adopted ASU 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29). This update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The Company will evaluate the impact of adopting this new guidance on its consolidated financial statements when and if business combinations are entered into in the future.

Foreign Currency Translation

The Company analyzes the functional currency for each of its international subsidiaries periodically to determine if a significant change in facts and circumstances indicate that the primary economic currency has changed. As of December 31, 2010, the international subsidiaries acquired as part of the EyeWonder, Inc. and chors GmbH acquisitions had local currencies as their functional currencies while the remaining international subsidiaries of the Company had the U.S. dollar as their functional currencies. During the first quarter of 2011, the Company analyzed the various economic factors of its international subsidiaries and determined that the operations of its subsidiaries that were previously determined to operate in a U.S. dollar functional currency environment had changed and that their functional currencies changed to the local currencies. The Company was historically primarily focused on the U.S. market and deployed network assets in foreign jurisdictions to support its U.S. customers. The Company is now conducting business and generating revenue from an international customer base. It has significantly expanded its sales, operations and finance resources internationally and various contracts were moved to the foreign subsidiaries to better match foreign currency costs with foreign currency revenues. Effective January 1, 2011, the adjustment from translating these subsidiaries’ financial statements from the local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive loss. These foreign currency translation adjustments reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during each period. Upon the change in functional currency, the Company recorded a cumulative translation adjustment (CTA) of approximately $0.5 million, which is included in the condensed consolidated balance sheet. Because of the change in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period.

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

3. Investments in Marketable Securities

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

The following is a summary of available-for-sale securities at March 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$4,187	$2	$—	$4,189
Commercial paper	799	—	—	799
Corporate notes and bonds	1,411	—	—	1,411

Total available-for-sale debt securities	6,397	2	—	6,399
Publicly traded common stock	1,133	479	—	1,612

Total available-for-sale securities	$7,530	$481	$—	$8,011

At March 31, 2011, the Company evaluated its investment portfolio in available-for-sale debt securities, and noted no unrealized losses were due to fluctuations in interest rates.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The amortized cost and estimated fair value of the available-for-sale debt securities at March 31, 2011, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$6,397	$2	$—	$6,399
Due after one year and through five years	—	—	—	—

	$6,397	$2	$—	$6,399

The following is a summary of available-for-sale securities at December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$8,985	$2	$(1)	$8,986
Corporate notes and bonds	3,022	1	—	3,023

Total available-for-sale debt securities	12,007	3	(1)	12,009
Publicly traded common stock	1,133	622	—	1,755

Total available-for-sale securities	$13,140	$625	$(1)	$13,764

The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 2010, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$12,007	$3	$(1)	$12,009
Due after one year and through five years	—	—	—	—

	$12,007	$3	$(1)	$12,009

4. Business Acquisitions

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

The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the Delve acquisition will not be amortized and will be tested for impairment at least annually (see Note 7). The goodwill resulting from the Delve acquisition is not currently deductible for income tax purposes.

The table below represents the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of July 30, 2010 as well as the associated estimated useful lives of the acquired intangible assets at that date.

(In thousands)
Consideration (including estimated unpaid contingent consideration):
Cash	$2,755
Common stock	1,335

Total consideration	$4,090

Acquisition-related costs (included in general and administrative expenses)	$152

Recognized amounts of assets acquired and liabilities assumed:
Financial assets	$134
Property and equipment	12
Identifiable intangible assets	2,010
Financial liabilities	(315)

Total net assets	1,841
Goodwill	2,249

$4,090

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Technology	$1,830	4.0
Customer relationships	150	6.0
Trade names and trademarks	30	2.5

Total	$2,010

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

The purchase price allocation for the Delve acquisition has not been finalized. Completion of the valuation could result in adjustments to the carrying value of the assets acquired and liabilities assumed, the useful lives of intangible assets and residual amount allocated to goodwill. The remaining areas of the purchase price allocation may be subject to change as the allocation relates to accrued liabilities, deferred taxes, income taxes payable, purchased intangible assets and goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

EyeWonder, Inc. Acquisition

On April 30, 2010, the Company acquired EyeWonder, Inc. (EyeWonder), a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers headquartered in Atlanta, Georgia. The aggregate purchase price of approximately $114.0 million consisted of approximately $62.8 million of cash and 12,740,000 shares of the Company’s common stock with an estimated fair value of approximately $51.2 million. The fair value of the common shares issued as consideration for EyeWonder was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. Under the terms of the Merger Agreement, 3,013,699 shares of the Company’s common stock have been set aside in an escrow account and will be held until June 28, 2011, subject to any unresolved indemnification claims. As of March 31, 2011, the Company has recorded an asset of $0.6 million which is included in prepaid expenses and other current assets in the accompanying balance sheets related to claims against the escrow account.

The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. Goodwill increased by $0.7 million in the quarter ended March 31, 2011 due to an EyeWonder related purchase price allocation adjustment to establish a deferred tax liability associated with the indefinite lived trademark. In accordance with current accounting standards, goodwill associated with the EyeWonder acquisition will not be amortized and will be tested for impairment at least annually (see Note 7). The goodwill resulting from the EyeWonder acquisition is not currently deductible for income tax purposes.

The table below represents the allocation of the purchase price to the acquired net assets based on their estimated fair values as of April 30, 2010, as well as the associated estimated useful lives of the acquired intangible assets at that date.

The following table presents the allocation of the purchase price for EyeWonder:

(In thousands)
Consideration:
Cash	$62,782
Common stock	51,215

Total consideration	$113,997

Acquisition-related costs (included in general and administrative expenses)	$2,358

Recognized amounts of assets acquired and liabilities assumed:
Financial assets	$13,218
Property and equipment	1,100
Identifiable intangible assets	18,537
Financial liabilities	(6,717)

Total net assets	26,138
Goodwill	87,859

$113,997

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Existing technologies	$15,770	4.0
Patent	830	4.0
Trademarks	1,800	Indefinite
Non-compete agreements	137	1.5

Total	$18,537

The total weighted average amortization period for the identified intangible assets acquired from EyeWonder is 3.6 years.

The following table reflects unaudited pro forma results of operations of the Company for the three month periods ended March 31, 2011 and 2010 assuming that the EyeWonder acquisition had occurred on January 1, 2010 (in thousands, expect per share data):

	For the Three Month Period Ended March 31,
	2011	2010
Revenues	$49,817	$42,718
Net income	$(9,818)	$(8,397)
Net income per share — basic	$(0.09)	$(0.09)
Net income per share — diluted	$(0.09)	$(0.09)

For a more detailed description of the EyeWonder acquisition, please see Footnote 3, contained in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2011.

chors GmbH Acquisition

On January 27, 2010, the Company acquired chors GmbH (chors), an on-line and direct marketing solutions provider located in Germany. The aggregate purchase price of approximately $5.9 million consisted of approximately $2.5 million of cash that was paid at closing, and 86,000 shares of the Company’s common stock with an estimated value of approximately $0.3 million that were issued at closing. The fair value of the common shares issued as consideration for chors was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. In addition, the Company recorded as part of the purchase price approximately $3.1 million of estimated contingent consideration relating to an earn-out provision. The estimated earn-out obligation is comprised of approximately $0.3 million of cash consideration and 774,000 shares of the Company’s common stock with an estimated value of approximately $2.8 million at the time of the acquisition. In accordance with the terms and conditions of the contingent milestone consideration, the Company determined that the financial milestones were achieved and both those shares and cash were distributed to the former shareholders of chors in November 2010 (387,000 shares) March 2011 (387,000 shares) and April 2011 (approximately $0.3 million cash).

The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the chors acquisition will not be amortized and will be tested for impairment at least annually (see Note 7). The goodwill resulting from the chors acquisition is not currently deductible for income tax purposes.

The following table presents the allocation of the purchase price for chors:

(In thousands)
Consideration (including estimated unpaid contingent consideration):
Cash	$2,762
Common stock	3,122

Total consideration	$5,884

Acquisition-related costs (included in general and administrative expenses)	$265

Recognized amounts of assets acquired and liabilities assumed:
Financial assets	$845
Property and equipment	63

(In thousands)
Identifiable intangible assets	2,498
Financial liabilities	(1,327)

Total net assets	2,079
Goodwill	3,805

$5,884

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized.

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Existing technologies	$1,180	3.0
Non-compete agreements	940	4.0
Usage contract	370	1.6
Trademarks	8	5.0

Total	$2,498

The total weighted average amortization period for the identified intangible assets acquired from chors is 3.2 years.

For a more detailed description of the chors acquisition, please see Footnote 3, contained in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2011.

5. Accounts Receivable

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company records reserves against its accounts receivable balance for service credits and for doubtful accounts. Estimates are used in determining both of these reserves. The allowance for doubtful accounts charges are included as a component of general and administrative expenses.

Accounts receivable include (in thousands):

	As of March 31, 2011	As of December 31, 2010
Accounts receivable	$38,088	$41,167
Unbilled accounts receivable	7,080	8,068

	45,168	49,235
Less: credit allowance	(940)	(1,080)
Less: allowance for bad debt	(5,587)	(6,215)

Total accounts receivable, net	$38,641	$41,940

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of March 31, 2011	As of December 31, 2010
Prepaid bandwidth and backbone services	$3,582	$3,238
Non-income taxes receivable (VAT)	2,282	2,178
Employee advances and prepaid recoverable commissions	133	208
Interest receivable	68	97
Other	4,027	3,907

Total prepaid expenses and other current assets	$10,092	$9,628

7. Goodwill and Other Intangible Assets

The Company has recorded goodwill and other intangible assets as a result of its business acquisitions of Kiptronic Inc. (Kiptronic), chors, EyeWonder and Delve that occurred in May 2009, January 2010, April 2010 and July 2010, respectively. As of March 31, 2011, the Company has recorded goodwill of approximately $95.3 million. Goodwill increased by $0.7 million in the quarter ended March 31, 2011 due to an EyeWonder related purchase price allocation adjustment to establish a deferred tax liability associated with an indefinite lived intangible asset. The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of March 31, 2011.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$19,240	$(4,569)	$14,671
Trademark	1,837	(10)	1,827
Non-compete agreements	1,093	(346)	747
Patents	830	(190)	640
Usage contract	376	(261)	115
Customer relationships	162	(28)	134
Domain names	11	(11)	—

Total other intangible assets	$23,549	$(5,415)	$18,134

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$19,168	$(3,345)	$15,823
Trademark	1,837	(6)	1,831
Non-compete agreements	1,035	(265)	770
Patents	830	(138)	692
Usage contract	354	(204)	150
Customer relationships	162	(22)	140
Domain names	11	(11)	—

Total other intangible assets	$23,397	$(3,991)	$19,406

Aggregate expense related to amortization of other intangible assets for the three months ended March 31, 2011 and 2010 was approximately $1.4 million and $0.2 million, respectively. Based on the Company’s other intangible assets as of March 31, 2011, aggregate expense related to amortization of other intangible assets is expected to be $4.2 million for the remainder of 2011, and $5.4 million, $4.9 million, $1.7 million and $0.1 million for fiscal years 2012, 2013, 2014 and 2015 and beyond, respectively.

8. Property and Equipment

Property and equipment include (in thousands):

	As of March 31, 2011	As of December 31, 2010
Network equipment	$156,838	$151,350
Computer equipment	8,689	8,112
Furniture and fixtures	1,690	952
Leasehold improvements	6,420	3,525
Other equipment	538	498

	As of March 31, 2011	As of December 31, 2010
	174,175	164,437
Less: accumulated depreciation	(117,937)	(110,030)

Total property and equipment, net	$56,238	$54,407

9. Other Assets

Other assets include (in thousands):

	As of March 31, 2011	As of December 31, 2010
Prepaid bandwidth and backbone services	$8,139	$4,326
Vendor deposits and other	2,051	1,904
Restricted cash	314	314
Cost basis investments	480	407

Total other assets	$10,984	$6,951

10. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Accrued compensation and benefits	$4,353	$7,476
Accrued cost of revenue	3,489	2,795
Accrued legal fees	1,840	1,545
Income taxes payable	1,610	1,643
Non income taxes payable	898	1,762
Contingent consideration liability	414	414
Other accrued expenses	4,026	4,365

Total other current liabilities	$16,630	$20,000

11. Litigation

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

On July 1, 2008, the court denied the Company’s Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding the Company’s equitable defenses. The court conducted a bench trial in November 2008 regarding the Company’s equitable defenses. The Company also filed a motion for reconsideration of the court’s earlier denial of the Company’s motion for JMOL. The Company’s motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied the Company’s initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ‘703 patent and that the Company is entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order the Company has reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believes that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of the Company on May 22, 2009, and Akamai filed its notice of appeal of the court’s decision on May 26, 2009. The court heard arguments by both parties on June 7, 2010. On December 20, 2010 the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in the Company’s favor, and reinstated the appeal. The Company believes that it does not infringe Akamai’s patents and will continue to vigorously defend the action. The Company is not able at this time to estimate the range of potential loss nor, in light of the favorable U.S. district court order, does it believe that a loss is probable. Therefore, the Company has made no provision for this lawsuit in its financial statements.

Legal and other expenses associated with this case have been significant. The Company includes these litigation expenses in general and administrative expenses, as reported in its consolidated statement of operations.

In December 2007, Level 3 Communications, LLC, or Level 3, filed a lawsuit against the Company in the United States District Court for the Eastern District of Virginia alleging that the Company was infringing certain patents Level 3 acquired from Savvis Communications Corp. In addition to monetary relief, including treble damages, interest, fees and costs, the complaint sought an order permanently enjoining the Company from conducting its business in a manner that infringed the relevant patents. A jury trial was conducted in the United States District Court for the Eastern District of Virginia in January 2009, and on January 23, 2009 the jury returned a verdict favorable to the Company finding that the Company did not infringe the Level 3 patents. The Company believes the jury verdict finding that the Company did not infringe the Level 3 patents is correct, and that the claims of infringement asserted against the Company by Level 3 in the litigation were without merit. The court denied Level 3’s subsequent motion for JMOL or alternatively for a new trial, and entered judgment in favor of the Company. Level 3 filed its notice of appeal of the court’s decision on July 21, 2009. On May 3, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter, and on May 5, 2010 the court affirmed the District Court judgment in favor of the Company. Level 3 subsequently filed a motion for re-hearing and rehearing en banc that the Court subsequently denied. In light of the favorable ruling the Company does not believe a loss is probable and believes that this litigation is now successfully concluded. Therefore, there is no provision for this lawsuit in the Company’s financial statements.

In August 2007, the Company, certain of its officers and current and former directors, and the firms that served as the lead underwriters in the Company’s initial public offering were named as defendants in several purported class action lawsuits filed in the United States District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserted causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased the Company’s common stock in its initial public offering and/or pursuant to its Prospectus. The complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning the seasonality of its business and the loss of revenue related to certain customers. On March 17, 2008, the Company and the individual defendants moved to dismiss all of the plaintiffs’ claims and a hearing was held on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of the Company. On September 5, 2008, plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. The Company believes that it and the individual defendants have meritorious defenses to the plaintiffs’ claims and intends to contest the lawsuits vigorously. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance, and on July 7, 2010 the parties entered into a settlement agreement consistent with the terms of the Memorandum of Understanding, which required court approval. On March 22, 2011 the Federal District Court held a hearing pursuant to which the Court approved the settlement. Accordingly, the Company does not believe that a loss is probable and believes that this litigation is now successfully concluded. Therefore, the Company has made no provision for this lawsuit in its financial statements.

In the ordinary course of the Company’s business, it is also involved in a limited number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. With respect to pending legal actions to which the Company is a party, although the outcomes of these actions are not generally determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, cash flows or results of operations. Litigation relating to the content delivery network services industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

12. Net Loss per Share

The Company calculates basic and diluted earnings per weighted average share based on net (loss) income and includes the restricted stock as participating securities. The Company uses the weighted-average number of common shares outstanding during the period, plus the restricted stock for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of convertible stock options and restricted stock units in the weighted-average number of common shares outstanding.

The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended March 31,
	2011	2010
Net loss available to common stockholders	$(9,818)	$(5,785)

Basic weighted average common shares	103,917	85,119

Basic weighted average common shares	103,917	85,119
Dilutive effect of stock options and restricted stock units	—	—

Diluted weighted average common shares	103,917	85,119

Basic net loss per share	$(0.09)	$(0.07)

Diluted net loss per share	$(0.09)	$(0.07)

For the three month periods ended March 31, 2011 and 2010, respectively, an aggregate of approximately 5,614,000 and 4,136,000, respectively, outstanding options and common stock subject to repurchase were excluded from the computation of diluted net loss per common share because including them would have had an antidilutive effect.

13. Comprehensive Income (Loss)

The following table presents the calculation of comprehensive loss and its components (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net loss	$(9,818)	$(5,785)
Other comprehensive income (loss), net of tax:
Unrealized loss on investments	(144)	(50)
Cumulative translation adjustment	494	—
Foreign currency translation adjustments	1,070	(174)

Other comprehensive income (loss)	1,420	(224)

Comprehensive loss	$(8,398)	$(6,009)

For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of March 31, 2011	As of December 31, 2010
Net unrealized gain on investments, net of tax	$355	$499
Foreign currency translation adjustments	1,394	(170)

Total accumulated other comprehensive gain	$1,749	$329

14. Stockholders’ Equity

Common Stock

The Board of Directors has authorized 150,000,000 shares of $0.001 par value Common Stock at March 31, 2011.

On March 2, 2011 the Company completed an underwritten public offering of its common stock in which it sold and issued 11,500,000 shares of its common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, at a price to the public of $7.10 per share. The newly issued common shares began trading on the Nasdaq Global Select Market on March 2, 2011. The Company raised a total of approximately $81.7 million in gross proceeds from the offering, or approximately $77.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.0 million and other offering costs of approximately $0.5 million. The offering was made pursuant to the effective registration statement on Form S-3 (Registration Statement No. 333-170609) previously filed with and declared effective by the SEC on November 26, 2010 and the prospectus supplement thereunder filed with the SEC on February 28, 2011.

15. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three month periods ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Share-based compensation expense by type of award:
Stock options	$2,495	$2,494
Restricted stock awards and units	1,783	1,849

Total share-based compensation expense	$4,278	$4,343

Effect of share-based compensation expense on statement of operations by categories:
Cost of services	$616	$598
General and administrative expense	1,544	1,835
Sales and marketing expense	1,244	1,206
Research and development expense	874	704

Total cost related to share-based compensation expense	$4,278	$4,343

Unrecognized share-based compensation expense totaled $27.4 million at March 31, 2011, of which approximately $20.5 million related to stock options and approximately $6.9 million related to RSUs. The Company currently expects to amortize approximately $9.6 million during the remainder of 2011, $8.4 million in 2012 and the remainder thereafter based upon the scheduled vesting of the stock options, restricted stock awards and units outstanding at that time.

In May 2009, the Company granted 282,168 performance based RSUs to various employees. The performance based RSU’s will only vest if a specific revenue target is achieved in any one quarter during the ten full quarters following the date of the grant and provided the employee remains with the Company through the vesting date. As of March 31, 2011, the performance requirement was not probable of being achieved and accordingly no compensation expense has been recognized.

On February 26, 2010, the Company granted 300,000 performance-based RSUs to the Company’s CEO. The RSUs granted became eligible for vesting based upon the achievement of certain financial performance targets related to the earn-out feature described in the Agreement and Plan of Merger to acquire EyeWonder, Inc., a copy of which was filed with a Current Report on Form 8-K on December 21, 2009. The performance requirements were not achieved and the RSUs were cancelled in April 2011. On December 30, 2010, the Company approved an award of 300,000 performance-based RSUs to the Company’s CEO. All or a portion of the RSUs granted to the CEO (and not forfeited) may become eligible for vesting in three tranches of 100,000 RSUs based upon the achievement of certain financial performance targets, provided that the CEO remains an employee or service provider of the Company on each vesting date. RSUs that do not become eligible are forfeited. As of March 31, 2011, the performance requirements related to two tranches totaling 200,000 RSUs have been established and the Company estimates that the performance requirement related to one of these tranches is probable of being achieved. The performance requirement related to the third tranche will be established in the first quarter of 2012.

On February 17, 2011 the Company granted 525,000 stock options to certain executive officers. Each of the stock option awards vest one forty-eighth (1/48th) on February 1, 2011, and one forty-eighth (1/48th) each month thereafter on the first day of each month, provided the executive officer remains with the Company through each such vesting date.

16. Related Party Transactions

The Company leased office space from a company owned by one of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $0 and $3,000, respectively, for each of the three month periods ended March 31, 2011 and 2010, respectively.

As a result of the acquisition of EyeWonder, the Company leases office space both to and from an entity in which a member of our executive staff and a member of our board of directors have an ownership interest and are members of the board of directors. During the three month periods ended March 31, 2011 and 2010, respectively, the Company received approximately $11,214 and $0, respectively, from this entity for office space rental. During the three month periods ended March 31, 2011 and 2010, respectively, the

Company paid approximately $4,193 and $0, respectively to this entity for office space rental. In addition, the Company incurred expenses from companies in which a member of its board of directors has an ownership interest of approximately $133,000 for human resources, public relations, administrative and design services during the three month period ended March 31, 2011.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive staff and board of directors. Revenue derived from related parties was less than 1% of the Company’s total revenue for the three month period ended March 31, 2011. For the three month period ended March 31, 2010, the Company did not generate any revenue from related parties.

17. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space and office equipment which expire through 2019. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of March 31, 2011 are as follows (in thousands):

2011	$2,105
2012	3,102
2013	3,162
2014	2,996
2015 and thereafter	8,848

Total minimum payments	$20,213

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. The following summarizes minimum commitments as of March 31, 2011 (in thousands):

2011	$23,694
2012	21,388
2013	15,578
2014	14,565
2015 and thereafter	13,873

Total minimum payments	$89,098

Capital Leases

The Company leases equipment under capital lease agreements which extend through 2013. As of March 31, 2011, the outstanding balance for capital leases was approximately $2.5 million. The Company has recorded assets under capital lease obligations of approximately $3.2 million as of March 31, 2011. Related accumulated amortization totaled approximately $0.4 million as of March 31, 2011. The assets acquired under capital leases and related accumulated amortization are included in property and equipment, net in the condensed consolidated balance sheet. The related amortization is included in depreciation and amortization expense in the condensed consolidated statements of operations. Interest expense related to capital leases was approximately $40,000 and $0, respectively, for the three month periods ended March 31, 2011 and 2010, respectively.

As of March 31, 2010, the Company had no commitments under any capital lease obligations.

Future minimum capital lease payments at March 31, 2011 are as follows (in thousands)

2011	$897
2012	1,162
2013	666
2014	—
2015 and thereafter	—

Total	2,725
Amounts representing interest	(183)

Present value of minimum lease payments	$2,542

18. Income taxes

Income taxes for the interim period presented has been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. Based upon our estimated annual effective tax rate and discrete items, our estimated tax expense for the three months ended March 31, 2011 was approximately $0.1. For the three months ended March 31, 2010 we had a tax expense of approximately $0.2 million. Our income tax expense of $0.1 million on our loss before taxes of $9.7 million was different than our statutory income tax rate due primarily to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of discrete items and foreign tax for the quarter.

As of March 31, 2011, the Company has approximately $53,000 of total unrecognized tax benefits. This total of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate. Unrecognized tax benefits did not change materially for the three months ended March 31, 2011. The Company anticipates its unrecognized tax benefits will continue to decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign jurisdictions. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of March 31, 2011, the Company has recorded a liability of $122,000 for the accrual of deficiency interest and penalties, which did not materially change during the first quarter of 2011.

The Company files U.S. federal, U.S. state, and foreign income tax returns. For U.S. federal, and in general for U.S. state tax returns, the fiscal 2007 through fiscal 2009 tax years remain open for examination by tax authorities. The Company is not currently under examination by any taxing authorities.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Domestic revenue	$34,152	$26,087
International revenue	15,665	10,000

Total revenue	$49,817	$36,087

The following table sets forth long-lived assets by geographic area (in thousands):

	As of March 31, 2011	As of December 31, 2010
Domestic long-lived assets	$40,858	$38,757
International long-lived assets	15,380	15,650

Total long-lived assets	$56,238	$54,407

20. Fair Value Measurements

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

As of March 31, 2011 and December 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds and US Government Agency Bonds, publicly traded stocks, and private equity securities which are classified as marketable securities and acquisition related contingent consideration which is classified as a current liability on the Company’s condensed consolidated balance sheet.

The following is a summary of marketable securities, other investment-related assets and current liabilities held at March 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds	$4,189	$4,189	$—	$—
Commercial paper	799	799	—	—
Corporate notes and bonds	1,411	1,411	—	—
Private equity security	480	—	—	480
Publicly traded common stock	1,612	1,612	—	—

Total assets measured at fair value	$8,491	$8,011	$—	$480

Liabilities:
Acquisition related contingent consideration	$414	$—	$—	$414

Total liabilities measured at fair value	$414	$—	$—	$414

For the three month period ended March 31, 2011, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the three month period ended March 31, 2011, the Company had net unrealized gains of approximately $481,000.

The fair value measurement for both the contingent consideration and the private equity security is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The following is a summary of marketable securities, other investment-related assets and current liabilities held at December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds	$8,986	$8,986	$—	$—
Corporate notes and bonds	3,023	3,023	—	—
Private equity security	407	—	—	407
Publicly traded common stock	1,755	1,755	—	—

Total assets measured at fair value	$14,171	$13,764	$—	$407

Liabilities:
Acquisition related contingent consideration	$414	$—	$—	$414

Total liabilities measured at fair value	$414	$—	$—	$414

The progressions of the Company’s Level 3 instruments for the three month period ended March 31, 2011 are shown in the table below (in thousands):

	Acquisition Related Contingent Consideration	Private Equity Securities
Balance at January 1, 2011	$414	$407
Additions	—	73
Change in value	—	—

Balance at March 31, 2011	$414	$480

The progressions of the Company’s Level 3 instruments for the three month period ended March 31, 2010 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2010	$—
Additions	3,092
Change in value	—

Balance at March 31, 2010	$3,092

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. The carrying amount of short-term and long-term marketable securities approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders’ equity. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.

21. Subsequent Event

On May 2, 2011, the Company announced the acquisition of Clickability, a privately-held provider of software-as-a-service (SaaS) web content management (WCM) tools, located in San Francisco, California. The transaction was completed with a combination of the Company’s common stock and cash and is valued at approximately $10 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2011. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this quarterly report on Form 10-Q and in our other SEC filings. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation.

Overview

We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. In May 2009, January 2010, April 2010 and July 2010, respectively, we acquired Kiptronic, chors, EyeWonder and Delve. In April 2011, we moved into our new Global Headquarters in downtown Tempe, Arizona. Today, Limelight Networks provides on-demand software, platform, and infrastructure services that help global businesses reach and engage audiences on any mobile or connected device, enabling them to enhance their brand presence, build stronger customer relationships, manage video assets, analyze viewer preferences, optimize their advertising, and monetize their digital assets. We provide services to customers in North America, EMEA, and the Asia Pacific region. As of March 31, 2011, we had approximately 1,771 active customers worldwide. We derive revenue from the sale of services to our customers. These services include the delivery of digital media, including video, music, games, software and social media, the acceleration of web sites and web-based applications, and cloud-based services such as mobility, interactive advertising, computing, storage, data center, transit, and consulting. We operate in one business segment. Our CDN customers normally execute contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. We have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods and in some cases, other arrangements. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase. We also derive revenue from campaigns, services and events sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

On March 2, 2011 we completed an underwritten public offering of our common stock in which we sold and issued 11,500,000 shares of our common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, at a price to the public of $7.10 per share. The newly issued common shares began trading on the Nasdaq Global Select Market on March 2, 2011. We raised a total of approximately $81.7 million in gross proceeds from the offering, or approximately $77.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.0 million and other offering costs of approximately $0.5 million. The offering was made pursuant to the effective registration statement on Form S-3 (Registration Statement No. 333-170609) previously filed with and declared effective by the SEC on November 26, 2010 and the prospectus supplement thereunder filed with the SEC on February 28, 2011.

Traffic on our network and our cloud based services business has continued to grow. This traffic growth is primarily the result of growth in the traffic delivered on behalf of both new and existing customers. Our CDN revenue is generated by charging for traffic delivered. During 2010, we added new customers both through new business and through our business acquisitions. During the three month period ended March 31, 2011, we continued to add new customers, saw a sequential decline in customers due to higher campaigns in the fourth quarter of 2010 and also elected to not renew some customers as we continue to focus on customer quality. We have seen an increase in the length of our sales cycle, but we continue to see that new and existing customers want the benefits of the specialized services that we bring to the market. Both our cloud based services and our core CDN business continue to show year over year growth, which we believe is a result of growth in traffic on our network, our acquisitions and market share gains as well as an improved pricing environment.

Historically, we have derived a portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2010 revenue derived from customers outside North America accounted for approximately 29% of our total revenue. For the year ended December 31, 2010 we derived approximately 65% of our international revenue from EMEA and approximately 35% of our international revenue from Asia Pacific. For the three month periods ended March 31, 2011 and 2010, respectively, revenue derived from customers outside North America accounted for approximately 31% and 28%, respectively, of our total revenue. For the three-month period ended March 31, 2011, we derived approximately 64% our international revenue from EMEA and approximately 36% of our international revenue from Asia Pacific. We expect foreign revenue to continue to increase in absolute dollars in 2011. Our international business is managed as a single-geographic segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2010, sales to our top 10 customers, in terms of revenue, accounted for approximately 30% of our total revenue and we had no customer that accounted for more than 10% of our revenue. For the three-month period ended March 31, 2011, sales to our top 10 customers, in terms of revenue, accounted for approximately 33% of our total revenue. During the three-month period ended March 31, 2011 we had no customer that accounted for more than 10% of our revenue during the period. We anticipate customer concentration levels will decrease compared to prior years. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to reseller customers accounted for approximately 5% of our total revenue for the year ended December 31, 2010. For the three-month period ended March 31, 2011, revenue generated from sales to reseller customers accounted for approximately 4% of our total revenue.

In addition to these revenue-related business trends, our cost of revenue increased in absolute dollars and as a percentage of revenue for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010. The increase in absolute dollars was primarily due to increased bandwidth and co-location fees, due to increased traffic and expansion of our CDN, increased payroll and related employee costs for operations personnel, who are responsible for managing and monitoring our CDN and delivery of our cloud based services and increased depreciation expense on our network equipment.

Operating expenses increased in absolute dollars and as a percentage of revenue for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010. This increase was primarily due to increased general and administrative costs (primarily payroll and related employee costs, due to increased staffing, increased facilities and facilities related costs and increased fees and licenses, off-set by lower bad debt expense), increased sales and marketing expenses (primarily payroll and related employee costs due to increased staffing) and increased research and development costs (also, primarily payroll and related employee costs due to increased staffing) and increased non-network related depreciation and amortization.

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2008, 2009, and 2010 we made capital purchases of $17.4 million, $20.4 million, and $34.2 million, respectively. For the three-month period ended March 31, 2011, we made capital investments of $8.1 million. We continue to see improvements in the efficiency of our network allowing us to meet traffic growth with less investment, however, we expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN. For 2011, we currently anticipate making aggregate capital expenditures of approximately 15% of total revenue for the year.

Occasionally we generated revenue from certain customers that are entities related to certain of our founders. For the year ended December 31, 2010 revenue derived from these related parties was less than 1% of our total revenue. For the three-month period ended March 31, 2011, revenue generated from related parties was less than 1% of our total revenue.

We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc., or Akamai, and its licensor, the Massachusetts Institute of Technology, or MIT, in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue (United States Patent No. 6,108,703 (the ‘703 patent) and rejecting our invalidity defenses. The court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us on May 22, 2009. Akamai filed a notice of appeal of the court’s decision on May 26, 2009; and the Court of Appeals for the Federal Circuit heard arguments by both parties on June 7, 2010. On December 20, 2010 the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position. We are not able at this time to estimate the range of potential loss nor, in light of the favorable U.S. district court order, do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

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

In August 2007, we, certain of our officers and current and former directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits filed in the United States District Courts for the District of Arizona and the Southern District of New York. All of the New York cases were transferred to Arizona and consolidated into a single action. The plaintiffs’ consolidated complaint asserted causes of action under Sections 11, 12, and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of individuals who purchased our common stock in our initial public offering and/or pursuant to our Prospectus. The complaint alleged, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the loss of revenue related to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008, the court entered judgment in favor of us. On September 5, 2008 plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February, 2009. We believe that we and the individual defendants have meritorious defenses to the plaintiffs’ claims and intend to contest the lawsuit vigorously. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance, and on July 7, 2010 the parties entered into a settlement agreement consistent with the terms of the Memorandum of Understanding, which required court approval. On March 22, 2011 the Federal District Court held a hearing pursuant to which the Court approved the settlement. Accordingly, we do not believe that a loss is probable and believe that this litigation is now successfully concluded. Therefore, we have made no provision for this lawsuit in our financial statements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with United States generally accounting principles for interim periods. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long-term assets, capitalized software, acquired intangibles, provision for litigation, income and other taxes, the fair value of stock-based compensation and other contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We review these estimates and judgments on an ongoing basis. We also have other policies that we consider key accounting policies, such as our policy regarding foreign currency translation described below; however, we do not believe this policy require us to make estimates or judgments that are as difficult or subjective as those noted above and disclosed in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

Foreign Currency Translation

We analyze the functional currency for each of our international subsidiaries periodically to determine if a significant change in facts and circumstances indicate that the primary economic currency has changed. As of December 31, 2010, the international subsidiaries we acquired as part of the EyeWonder and chors acquisitions had local currencies as their functional currencies, while our remaining international subsidiaries had the U.S. dollar as their functional currencies. During the first quarter of 2011, we analyzed the various economic factors of our international subsidiaries and determined that the operations of our subsidiaries that were previously determined to operate in a U.S. dollar functional currency environment had changed and that their functional currencies changed to the local currencies. Effective January 1, 2011, the adjustment from translating these subsidiaries’ financial statements from the local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive loss. These foreign currency translation adjustments reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during each period. Upon the change in functional currency, we recorded a cumulative translation adjustment, or CTA, of approximately $0.5 million, which is included in the condensed consolidated balance sheet. Because of the change in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period.

As of March 31, 2011, there have been no material changes to any of the critical accounting policies as described in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

Results of Operations

Revenue

	Three months ended March 31,
	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)
Revenue	$49,817	$36,087	$13,730	38%

Revenue increased 38%, or $13.7 million, to $49.8 million for the three month period ended March 31, 2011 as compared to $36.1 million for the three month period ended March 31, 2010. The increase in revenue for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to an increase in our cloud based services revenue (which includes revenue from the date of acquisition of chors, EyeWonder and Delve) of approximately $11.1 million. We provide cloud based services in the following areas: website and enterprise application acceleration, mobile content delivery, online and mobile ad serving, rich media ad unit design and creation, cloud storage, transcoding, computing functions and strategic consulting. We continued to increase the amount of traffic moving through our network; however we continue to see a decline in our average unit sales price. Our core delivery revenue increased approximately $2.6 million for the three month period ended March 31, 2011, compared to the three month period ended March 31, 2010. As of March 31, 2011, we had approximately 1,771 customers compared to 1,370 as of March 31, 2010.

For the three months ended March 31, 2011 and 2010, approximately 31% and 28%, respectively, of our total revenues were derived from our operations located outside of North America. For the three months ended March 31, 2011 and 2010, we derived approximately 64% and 58%, respectively of our international revenue from EMEA and approximately 36% and 42%, respectively, of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of revenues during these periods.

Cost of Revenue

	Three months ended March 31,
	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)
Cost of revenue	$29,412	$20,983	$8,429	40%

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

Cost of revenue increased 40%, or $8.4 million, to $29.4 million for the three month period ended March 31, 2011 as compared to $21.0 million for the three month period ended March 31, 2010. These increases were primarily due to an increase in payroll and related employee costs of $3.2 million associated with increased staff to build and operate our CDN, as well as increased operations personnel resulting from our business acquisitions whose primary focus is on our delivery of cloud based services, an increase in aggregate bandwidth and co-location fees of $2.5 million due to higher traffic levels and increased amounts of deployed network assets, an increase of $1.9 million in network depreciation as we continue to build-out our expanding network and to re-fresh our network equipment, and an increase in other costs of $0.4 million. The increase in other costs was primarily related to costs associated with our cloud based services.

Additionally, during the three month periods ended March 31, 2011 and 2010, cost of revenue includes share-based compensation expense of approximately $0.6 million, respectively.

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended March 31,
	2011	2010
Bandwidth and co-location fees	$14.2	$11.7
Depreciation — network	6.7	4.8
Payroll and related employee costs	6.1	2.9
Share-based compensation	0.6	0.6
Professional fees and outside services	0.3	0.2
Royalty expenses	0.2	—
Travel and travel-related expenses	0.2	0.1
Other costs	1.1	0.7

Total cost of revenue	$29.4	$21.0

We have long-term purchase commitments for bandwidth usage and co-location with various Tier 1 network providers and data center operators. The minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately: $23.7 million for the remainder of 2011, $21.4 million for 2012, $15.6 million for 2013, $14.6 million for 2014 and $13.9 million for 2015 and beyond.

We anticipate cost of revenues will increase in 2011, which will include a full year of expenses from our business acquisitions. We expect to deliver more traffic on our network, which will result in higher expenses associated with the increased bandwidth, peering, rack and co-location costs to support increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to increase compared to 2010 in absolute dollars, as we continue to expand our network and to re-fresh older servers. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our expanding customer base as well as our increase in cloud based services personnel. We expect that share-based compensation expense will decrease compared to 2010.

General and Administrative

	Three months ended March 31,
	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)
General and administrative	$8,809	$8,127	$682	8%

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

General and administrative expenses increased 8%, or $0.7 million, to $8.8 million for the three month period ended March 31, 2011 as compared to $8.1 million for the three month period ended March 31, 2010. The increase in general and administrative expenses was primarily due to an increase of $1.2 million in payroll and related employee cost, primarily due to increased personnel resulting from our business acquisitions, an increase in other costs of $1.0 million, primarily due to increased facilities and facilities related costs of $0.6 million, increased telephone costs of $0.2 million and increased fees, licenses and non-income taxes of $0.1 million. Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses and property taxes. In addition, travel and travel related expenses increased $0.1 million during the three month period ended March 31, 2011 compared to the same period of the prior year. These increases were off-set by a decrease of $1.0 million in bad debt expense, a decrease in professional fees of $0.2 million, which was primarily due to lower acquisition related expenses, off-set by increased consulting and accounting fees, and a decrease of $0.1 million in litigation expenses.

Additionally, general and administrative share-based compensation expense decreased $0.3 million for the three months ended March 31, 2011 compared to March 31, 2010.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2011	2010
Payroll and related employee costs	$3.1	$1.9
Share-based compensation	1.5	1.8
Professional fees	1.3	1.5
Litigation expenses	0.3	0.4
Bad debt expense	0.2	1.2
Travel and travel-related expenses	0.2	0.1
Other expenses	2.2	1.2

Total general and administrative	$8.8	$8.1

We expect our general and administrative expense to increase compared to 2010 in absolute dollars and decrease as a percentage of revenue. During 2011, (which will include a full year of expenses from our business acquisitions) we expect to see increased salaries and related employee cost, as well as increased facility costs. These increases will be off-set by reduced professional fees. In 2012 and in the longer term, we expect our general and administrative expense to decrease as a percentage of revenue as our costs are expected to grow slower than our top line revenue. We expect that share-based compensation expense will decrease in 2011.

Sales and Marketing

	Three months ended March 31,
	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)
Sales and marketing	$13,894	$9,387	$4,507	48%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses increased 48% or $4.5 million, to $13.9 million for the three month period ended March 31, 2011 compared to $9.4 million the three month period ended March 31, 2010. The increase in sales and marketing expenses was primarily due to an increase in payroll and related employee costs of $3.0 million, primarily due to the addition of sales and marketing personnel from our business acquisitions and increased staffing, which resulted in higher salaries, commissions and bonuses, an increase in marketing expenses of $0.6 million, an increase in travel and travel-related expenses of $0.3 million, and an increase in other expenses of $0.6 million. The increase in other expenses relates primarily to increases in fees and licenses of $0.2 million, an increase in facilities and facilities related costs of $0.1 million, an increase in telephone costs of $0.1 million, an increase in employee events $0.1 million, and a increase in training and seminars of $0.1 million. Other expenses include such items as rent and property taxes for our Europe and Asia Pacific sales offices, fees, licenses and non-income taxes, employee events, telephone and office supplies.

Additionally, during the three month periods ended March 31, 2011 and 2010, sales and marketing includes share-based compensation expense of approximately $1.2 million, respectively.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2011	2010
Payroll and related employee costs	$8.8	$5.8
Share-based compensation	1.2	1.2
Travel and travel-related expenses	1.0	0.7
Marketing programs	0.9	0.3
Professional fees and outside services	0.5	0.5
Other expenses	1.5	0.9

Total sales and marketing	$13.9	$9.4

We anticipate our sales and marketing expense will increase in 2011 in absolute dollars and decrease slightly as a percentage of revenue compared to 2010. The increase in absolute dollars (which will include a full year of expenses from our business acquisitions) is due to an expected increase in salaries and related employee costs for our sales and marketing personnel, increased commissions on higher forecast sales, and an increase in marketing costs such as advertising and other lead generating activities. We expect that share-based compensation expense will decrease in 2011.

Research and Development

	Three months ended March 31,
	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)
Research and development	$5,618	$2,645	$2,973	112%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 112%, or $3.0 million, to $5.6 million for the three month period ended March 31, 2011, as compared to $2.6 million for the three month period ended March 31, 2010. The increase in research and development expenses was primarily due to an increase of $2.2 million in payroll and related employee costs associated with the addition of research and development personnel resulting from our business acquisitions, our hiring of additional network and software engineering personnel, and bonus accruals for our annual bonus plan, an increase in professional fees and outside services of $0.4 million, primarily for consulting, contract labor and outside professional fees and an increase in other expenses of $0.2 million. Other expenses include such items as travel and travel related expenses, telephone, training and seminars and office supplies.

Additionally, research and development share-based compensation expense increased $0.2 million for the three months ended March 31, 2011 compared to March 31, 2010.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2011	2010
Payroll and related employee costs	$3.7	$1.5
Share-based compensation	0.9	0.7
Professional fees and outside services	0.7	0.3
Other expenses	0.3	0.1

Total research and development	$5.6	$2.6

We anticipate our research and development expenses will increase in 2011 (which will include a full year of expenses from our business acquisitions) in absolute dollars and increase as a percentage of revenue as we continue to make investments in our core technology, refinements and additions to our other service offerings. We expect increased payroll and related employee costs associated with continued hiring of research and development personnel, as well as increased professional fees for outside services. We expect that share-based compensation expense will decrease in 2011 compared to 2010.

Depreciation and Amortization (Operating Expenses)

	Three months ended March 31,
	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)
Depreciation and amortization	$1,955	$766	$1,189	155%

Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Depreciation and amortization expenses increased 155%, or $1.2 million, to $2.0 million for the three month period ended March 31, 2011, as compared to $0.8 million for the three month period ended March 31, 2010. The increase in depreciation and amortization expense was primarily due to an increase of approximately $1.2 million in amortization of intangibles acquired in business combinations. For the three month period ended March 31, 2011, amortization of intangibles was approximately $1.4 million. Based on our intangible assets at March 31, 2011, we expect amortization of other intangible assets to be approximately $4.2 million for the remainder of 2011, and $5.4 million, $4.9 million, $1.7 million and $0.1 million for fiscal years 2012, 2013, 2014 and 2015 and beyond, respectively.

Interest Expense

	Three months ended March 31,
	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)
Interest expense	$42	$1	$41	NA

Interest expense consists of interest accrued and paid.

Interest expense increased to $42,000 for the three month period ended March 31, 2011, as compared to $1,000 for the three month period ended March 31, 2010. Interest expense for the three months ended March 31, 2011 was primarily comprised of interest paid on capital leases. The $1,000 for the three months ended March 31, 2010 represented interest paid in association with a filing of a non-income tax related tax payment. As of March 31, 2011, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

	Three months ended March 31,
	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)
Interest income	$187	$302	$(115)	(38)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased $0.1 million to $0.2 million for the three month period ended March 31, 2011, as compared to $0.3 million for the three month period ended March 31, 2010. The decrease in interest income was primarily due to decreased cash balances. We anticipate interest income to increase as a result of increased average cash balances.

Other Income (Expense)

	Three months ended March 31,
	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)
Other income (expense)	$30	$(25)	$(55)	(220)%

Other income was $30,000 for three month period ended March 31, 2011, as compared to $25,000 other expense for the three month period ended March 31, 2010. Other income for the three months ended March 31, 2011 consists primarily of foreign currency transaction gains.

Income Tax Expense

	Three months ended March 31,
	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)
Income tax expense	$122	$240	$(118)	(49)%

Based upon our estimated annual effective tax rate and discrete items, our estimated tax expense for the three months ended March 31, 2011 was approximately $122,000. For the three months ended March 31, 2010 we had a tax expense of approximately $240,000. Our income tax expense of $122,000 on our loss before taxes of $9.7 million was different than our statutory income tax rate due primarily to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of discrete items and foreign tax for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	an underwritten public offering of our common stock in March 2011;

•	borrowing on capital leases;

•	borrowing on credit facilities; and

•	cash generated by operations.

As of March 31, 2011, our cash, cash equivalents and marketable securities classified as current totaled $134.8 million.

Operating Activities

Net cash used in operating activities was $3.1 million for the three months ended March 31, 2011 compared to net cash provided by operating activities of $0.7 million for the three months ended March 31, 2010. The change in operating cash flows comparing the three months ended March 31, 2011 to the three month period ended March 31, 2010, was primarily due to a larger net loss in 2011 compared to 2010 in addition to changes in operating assets and liabilities. Cash used due to changes in operating assets and liabilities was $6.5 million in the three months ended March 31, 2011 compared to $4.8 million in the three months ended March 31, 2010, a change of $1.7 million. The change relates primarily to greater cash usage during the three months ended March 31, 2011 related primarily to increases in prepaid expenses and other current and long-term assets associated with advanced payments for bandwidth and backbone services with a telecommunications provider offset by cash generated from a decrease in accounts receivable.

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

Investing Activities

Cash used in investing activities was $2.5 million for the three months ended March 31, 2011, compared to cash provided by investing activities of $5.0 million for the three months ended March 31, 2010. Cash provided by (used in) investing activities was principally comprised of cash generated from the sale of short-term marketable securities off set by the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN.

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

Financing Activities

On March 2, 2011 we completed an underwritten public offering of our common stock in which we sold and issued 11,500,000 shares of our common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, at a price to the public of $7.10 per share. The newly issued common shares began trading on the Nasdaq Global Select Market on March 2, 2011. We raised a total of approximately $81.7 million in gross proceeds from the offering, or approximately $77.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.9 million and other offering costs of approximately $0.5 million.

Net cash provided by financing activities was $77.1 million for the three months ended March 31, 2011. Net cash provided by financing activities in the three months ended March 31, 2011 primarily related to proceeds from the public offering of our common stock of approximately $77.2 million and the exercise of stock options of $0.4 million off-set by payments of employee tax withholdings related to restricted stock of approximately $0.2 million and payments made on our capital lease obligations of approximately $0.3 million.

As of March 31, 2011, the Company had no outstanding bank debt other than the aforementioned capital leases.

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

The following table presents our contractual obligations and commercial commitments, as of March 31, 2011 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual obligations as of March 31, 2011	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$24,140	$15,332	$7,641	$1,167	$—
Rack space leases	64,958	14,173	27,276	23,482	27
Real estate leases	20,213	2,646	6,479	5,587	5,501

Total operating leases	109,311	32,151	41,396	30,236	5,528
Capital leases	2,725	1,196	1,529	—	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$112,036	$33,347	$42,925	$30,236	$5,528

Off Balance Sheet Arrangements

As of March 31, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In our May 5, 2011 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under United States generally accepted accounting principles, or United States GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with United States GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
GAAP net loss	$(9,818)	$(5,785)
Share-based compensation	4,278	4,343
Litigation defense expenses	344	392
Acquisition related expenses	141	604
Amortization of intangibles	1,423	171

Non-GAAP net loss	$(3,632)	$(275)

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
GAAP net loss	$(9,818)	$(5,785)
Add: depreciation and amortization	8,681	5,544
Add: interest expense	42	1
Less: interest and other income (expense)	(217)	(277)
Add: income tax expense	122	240

EBITDA	$(1,190)	$(277)
Add: share-based compensation	4,278	4,343
Add: litigation defense expenses	344	392
Add: acquisition related expenses	141	604

Adjusted EBITDA	$3,573	$5,062

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

We operate in North America, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. A large portion of our customer agreements are denominated in U.S. dollars; however, we may be exposed to fluctuations in foreign exchange rates with respect to customer agreements with certain of our international customers. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. The impact of an aggregate decline of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

As of December 31, 2010, the international subsidiaries acquired as part of the EyeWonder and chors GmbH acquisitions had local currencies as their functional currencies while our remaining international subsidiaries had the U.S. dollar as their functional currencies. During the first quarter of 2011, we analyzed the various economic factors of our international subsidiaries and determined that the operations of our subsidiaries that were previously determined to operate in a U.S. dollar functional currency environment had changed and that their functional currencies changed to the local currencies. Effective January 1, 2011, the adjustment from translating these subsidiaries’ financial statements from the local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive income (loss). These foreign currency translation adjustments reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during each period. Upon the change in functional currency, the Company recorded a cumulative translation adjustment of approximately $0.5 million, which is included in the condensed consolidated balance sheet. Because of the change in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation with Akamai Technologies, Inc. and the Massachusetts Institute of Technology relating to a claim of patent infringement. The action was filed in June 2006 in the United States District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in United States Patent No. 6,108,703 (the ‘703 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ‘703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008, we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest. On July 1, 2008, the court denied our Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and denied its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us. Akamai filed a notice of appeal of the court’s decision on May 26, 2009. The Court of Appeals for the Federal Circuit heard arguments by both parties on June 7, 2010. On December 20, 2010 the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position. We are not able at this time to estimate the range of potential loss nor, in light of the favorable U.S. district court order, do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

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

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in United States District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and that the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008, plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. We believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and we intend to continue to contest the lawsuit vigorously. We do have in place directors and officers liability insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance, and on July 7, 2010 the parties entered into a settlement agreement consistent with the terms of the Memorandum of Understanding, which required court approval. On March 22, 2011 the Federal District Court held a hearing pursuant to which the Court approved the settlement. Accordingly, we do not believe that a loss is probable and we believe that this litigation is now successfully concluded. Therefore, we have made no provision for this lawsuit in our financial statements.

In the ordinary course of the Company’s business, it is also involved in a limited number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. With respect to pending legal actions to which the Company is a party, although the outcomes of these actions are not generally determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, cash flows or results of operations. Litigation relating to the content delivery network services industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

ITEM 1A.	RISK FACTORS

Investments in the equity securities of publicly traded companies involve significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by the risks identified below, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the information contained in this report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2010 and other documents that we file from time to time with the Securities and Exchange Commission.

Risks Related to Our Business

We are a party to several lawsuits, and an adverse outcome in any or all of those lawsuits is possible, which could have a significant, adverse effect on our financial condition and operations. If an injunction were entered against us it could force us to cease providing our CDN services.

We are currently a defendant in two significant lawsuits and formerly a defendant in a third significant lawsuit, (see discussion in “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q). In each case, we currently have favorable rulings, but we cannot provide any assurance that these favorable rulings won’t be overturned or reversed on appeal, or that the ultimate outcome of any of these lawsuits won’t be materially adverse to us. The expenses of defending these lawsuits and other lawsuits to which we may become a party, particularly fees paid to our lawyers and expert consultants, have been significant and may continue to adversely affect our operating results during the pendency of the lawsuits. Also, this litigation has been a distraction to our management in operating our business. Now that the trial and appeal phases of these lawsuits have concluded, we expect that our litigation expenses will reduce on a quarterly basis for the foreseeable future and that the distraction to management in operating our business will also decrease.

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

The court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we do not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the provision for litigation relating to this matter as we no longer believe that payment of any amounts represented by the litigation provision is probable. Akamai appealed the judgment, and on June 7, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter. On December 20, 2010 the Court of Appeals for the Federal Circuit affirmed the District Court’s grant of our motion for judgment as a matter of law. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

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

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in United States District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering (IPO) between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008, plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. We do have in place directors and officers liability insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance, and on July 7, 2010 the parties entered into a settlement agreement consistent with the terms of the Memorandum of Understanding, which required court approval. On March 22, 2011 the Federal District Court held a hearing pursuant to which the Court approved the settlement. Accordingly, we do not believe that a loss is probable and we believe that this litigation is now successfully concluded.

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

Prices for CDN services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our CDN services. For example, in 2008, 2009 and 2010 we invested $17.4 million, $20.4 million and $34.2 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN. For the three month period ended March 31, 2011, we invested $8.1 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

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

The market for our CDN and cloud-based services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to predict user preferences or industry changes, and modify our solutions and services on a timely basis or develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. As prices for CDN continue to fall, we will increasingly rely on new product offerings and other cloud-based services to maintain or increase our gross margins. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2010, sales to our top 10 customers, in terms of revenue, accounted for approximately 30% of our total revenue. During 2009 and 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 36% and 38%, respectively, of our total revenue. During 2010, we had no customer who represented more than 10% of our total revenue. During 2009 and 2008, one of these top 10 customers, Microsoft, represented approximately 14% and 18%, respectively of our total revenue for that period. Microsoft, and other large customers, may not continue to be as significant going forward as they have been in the past. For the three month period ended March 31, 2011, sales to our top 10 customers, in terms of revenue, accounted for approximately 33% of our total revenue. During the three month period ended March 31, 2011, we had no customer who represented more than 10% of our total revenue. During 2011, we anticipate that our revenue from Microsoft will decline from that earned in 2010 and as a percent of our total revenue. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

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

Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the effects of other risks discussed in this section, fluctuations in our results of operations may be due to a number of factors, including:

•	our ability to increase sales to existing customers and attract new customers to our CDN and cloud-based services;

•	the addition or loss of large customers, or significant variation in their use of our CDN and cloud-based services;

•	costs associated with current or future intellectual property lawsuits and other lawsuits;

•	service outages or security breaches;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

•

the occurrence of significant events in a particular period that result in an increase in the use of our CDN and cloud-based services, such as a major media event or a customer’s online release of a new or updated video game;

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

Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007, 2008 and 2010 partially due to our share-based compensation expense which increased from $0.1 million in 2005 to $9.2 million in 2006, to $18.9 million in 2007 to $18.1 million in 2008 and was $17.4 million in 2010. We were profitable in 2009 due to the reversal of a significant reserve for litigation; however our share-based compensation was still significant at $17.5 million for the year. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit (RSU) grants. For the three month period ended March 31, 2011, our share-based compensation expense was $4.3 million. Our unrecognized share-based compensation expense totaled $27.4 million at March 31, 2011 based on current outstanding stock options and restricted stock units, of which we expect to amortize $9.6 million during the remainder of 2011, $8.4 million in 2012 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. Our share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. In December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will potentially continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million, $20.8 million, $5.4 million and $2.1 million, respectively, in 2006, 2007, 2008, 2009 and 2010, respectively. For the three month period ended March 31, 2011, we incurred $0.3 million in litigation costs. These costs may continue to be significant during 2011.

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

While we have not experienced any significant, unplanned disruption of our services to date, our CDN may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption of the functioning of our CDN and cloud-based services for any reason would reduce our revenue and could harm our business and financial results. If such a widespread interruption occurred or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.

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

We lease private line capacity for our backbone from a third party provider, Global Crossing Ltd., or Global Crossing. Our contracts for private line capacity with Global Crossing generally have terms of three to four years. In March 2011 and January and September 2009, we amended our agreement with Global Crossing to enhance the private line capacity for our backbone. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party provider. As it would be time consuming and expensive to identify and obtain alternative third party connectivity, we are dependent on Global Crossing in the near term. Financial failure of Global Crossing could jeopardize utilization of the service fees pre-paid by us under our agreement with Global Crossing. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity on terms commercially acceptable to us or at all, our business and financial results would suffer. We may not be able to deploy on a timely basis enough network capacity to meet the needs of our customer base or effectively manage demand for our services.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 226 at December 31, 2010. As of March 31, 2011, we had 238 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

As of March 31, 2011, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 39% of our outstanding common stock, including approximately 27% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

On January 27, 2010 we acquired all of the outstanding capital stock of chors GmbH, an on-line and direct marketing solutions provider located in Germany. The aggregate purchase price, including the earn-out provision, consisted of approximately $2.8 million of cash and up to 860,000 shares of our common stock. At the closing of the acquisition, we issued 86,000 shares of our common stock to the two individual shareholders of chors, both residents of the Federal Republic of Germany. In November 2010 (50%) and March 2011 (50%), the additional 774,000 shares of our common stock were issued to the two individual shareholders based upon the achievement of certain financial performance targets during calendar year 2010. We relied upon Regulation S in issuing the shares of our common stock in this transaction without registration under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.02	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	S-1	333-141516	3.2	5/21/07

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: May 6, 2011	By:	/s/ Douglas S. Lindroth
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