Form 10-Q
period 2011-06-30
Limelight Networks, Inc.
filed 2011-08-09
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2011: 113,904,873 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,973	$56,741
Marketable securities	6,474	12,009
Accounts receivable, net of reserves of $5,398 at June 30, 2011 and $7,295 at December 31, 2010, respectively	37,008	41,940
Income taxes receivable	946	721
Prepaid expenses and other current assets	12,540	9,628

Total current assets	166,941	121,039
Property and equipment, net	63,555	54,407
Marketable securities, less current portion	1,567	1,755
Deferred income tax, less current portion	944	718
Goodwill	113,006	94,364
Other intangible assets, net	26,755	19,406
Other assets	10,978	6,951

Total assets	$383,746	$298,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,596	$12,236
Deferred revenue	6,595	6,877
Capital lease obligations, current portion	1,477	1,049
Other current liabilities	19,429	20,000

Total current liabilities	39,097	40,162
Capital lease obligations, less current portion	2,065	1,750
Deferred income tax, less current portion	1,786	598
Other long term liabilities	8,774	21

Total liabilities	51,722	42,531
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at June 30, 2011 and 150,000 shares authorized at December 31, 2010; 113,900 and 100,068 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	114	100
Additional paid-in capital	479,645	380,338
Contingent consideration	219	1,608
Accumulated other comprehensive income	2,065	329
Accumulated deficit	(150,019)	(126,266)

Total stockholders’ equity	332,024	256,109

Total liabilities and stockholders’ equity	$383,746	$298,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$50,539	$42,195	$100,355	$78,281

Cost of revenue:
Cost of services (exclusive of amortization)	24,431	18,501	47,117	34,705
Depreciation — network	7,430	5,324	14,156	10,102

Total cost of revenue	31,861	23,825	61,273	44,807

Gross profit	18,678	18,370	39,082	33,474
Operating expenses:
General and administrative	10,435	9,609	19,244	17,735
Sales and marketing	13,023	11,319	26,916	20,706
Research and development	6,279	3,478	11,898	6,122
Depreciation and amortization	2,619	1,603	4,574	2,370

Total operating expenses	32,356	26,009	62,632	46,933

Operating loss	(13,678)	(7,639)	(23,550)	(13,459)
Other income (expense):
Interest expense	(105)	(7)	(147)	(8)
Interest income	259	255	446	557
Other income	33	28	64	3

Total other income (expense)	187	276	363	552

Loss before income taxes	(13,491)	(7,363)	(23,187)	(12,907)
Income tax expense (benefit)	444	(5,098)	566	(4,857)

Net loss	$(13,935)	$(2,265)	$(23,753)	$(8,050)

Net loss per weighted average share:
Basic	$(0.12)	$(0.02)	$(0.22)	$(0.09)

Diluted	$(0.12)	$(0.02)	$(0.22)	$(0.09)

Shares used in per weighted average share calculations:
Basic	113,113	93,889	108,515	89,504
Diluted	113,113	93,889	108,515	89,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2011	2010
	(Unaudited)
Operating activities
Net loss	$(23,753)	$(8,050)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,730	12,472
Share-based compensation	9,643	8,503
Deferred income taxes	(184)	(119)
Income tax benefit related to business acquisition	—	(5,768)
Loss (gain) on foreign currency transactions	74	(164)
Loss on sale of property and equipment	—	94
Accounts receivable charges	618	1,757
Accretion of marketable securities	(9)	324
Non cash cost basis investment	(282)	—
Changes in operating assets and liabilities:
Accounts receivable	5,243	(417)
Prepaid expenses and other current assets	(725)	599
Income taxes receivable	(219)	227
Other assets	(3,683)	944
Accounts payable	(1,213)	(959)
Deferred revenue	(2,575)	(2,377)
Other current liabilities	(3,202)	(889)
Other long term liabilities	451	(19)

Net cash (used in) provided by operating activities	(1,086)	6,158

Investing activities
Purchase of marketable securities	(5,628)	(18,755)
Sale of marketable securities	11,170	61,180
Purchases of property and equipment	(19,961)	(13,730)
Acquisition of businesses, net of cash acquired	(7,493)	(63,907)

Net cash used in investing activities	(21,912)	(35,212)

Financing activities
Payments on capital lease obligations	(690)	—
Payments of employee tax withholdings related to restricted stock	(947)	—
Proceeds from exercise of stock options	487	127
Proceeds from secondary public offering, net	77,097	—

Net cash provided by financing activities	75,947	127

Effect of exchange rate changes on cash	283	189

Net increase in cash and cash equivalents	53,232	(28,738)
Cash and cash equivalents at beginning of period	56,741	89,509

Cash and cash equivalents at end of period	$109,973	$60,771

Supplemental disclosure of cash flow information
Cash paid for interest	$77	$7

Cash paid for income taxes	$726	$521

Property and equipment remaining in accounts payable and other current liabilities	$4,875	$5,715

Purchase of property and equipment under capital leases	$1,021	$—

Property and equipment acquired through leasehold incentives	$2,361	$—

Common stock issued in connection with acquisition of business	$8,216	$51,527

Contingent consideration common stock issued in connection with acquisition of business	$1,404	$—

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

2. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term assets, provision for litigation, capitalized software, acquired intangibles, income and other taxes, the fair value of share-based compensation and other contingent liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate. The accompanying condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, are unaudited. The condensed consolidated balance sheet information as of December 31, 2010 is derived from the audited consolidated financial statements which were included in our Annual Report on Form 10-K filed with the SEC on March 11, 2011. The consolidated financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K filed on March 11, 2011.

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

As of January 1, 2011, the Company adopted ASU 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29). This update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial position and results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial position or results of operations.

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

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results and outcomes could differ from those estimates. Significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term assets, provision for litigation, capitalized software, acquired intangibles, income and other taxes, the fair value of share-based compensation and other contingent liabilities.

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

The following is a summary of available-for-sale securities at June 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$2,691	$—	$(1)	$2,690
Commercial paper	1,200	—	—	1,200
Corporate notes and bonds	2,584	—	—	2,584

Total available-for-sale debt securities	6,475	—	(1)	6,474
Publicly traded common stock	1,133	434	—	1,567

Total available-for-sale securities	$7,608	$434	$(1)	$8,041

At June 30, 2011, the Company evaluated its investment portfolio in available-for-sale debt securities, and noted unrealized losses of approximately $1,000 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2011. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The amortized cost and estimated fair value of the available-for-sale debt securities at June 30, 2011, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$6,475	$—	$(1)	$6,474
Due after one year and through five years	—	—	—	—

	$6,475	$—	$(1)	$6,474

The following is a summary of available-for-sale securities at December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$8,985	$2	$(1)	$8,986
Corporate notes and bonds	3,022	1	—	3,023

Total available-for-sale debt securities	12,007	3	(1)	12,009
Publicly traded common stock	1,133	622	—	1,755

Total available-for-sale securities	$13,140	$625	$(1)	$13,764

The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 2010, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$12,007	$3	$(1)	$12,009
Due after one year and through five years	—	—	—	—

	$12,007	$3	$(1)	$12,009

4. Business Acquisitions

AcceloWeb, (IL) Ltd. Acquisition

On May 9, 2011, the Company acquired all the issued and outstanding shares of AcceloWeb, (IL) Ltd. (AcceloWeb), a privately-held provider of advanced technology that helps speed the presentation of web sites and applications located in Tel Aviv, Israel. The services provided by AcceloWeb align with the Company’s current whole site acceleration strategy, providing a time to market advantage over development of a new product and furthers the Company’s value-added services growth strategy. The aggregate purchase price consisted of approximately $5.0 million of cash paid at the closing (cash paid net of cash acquired was $4.7 million) and 1,100,629 shares of the Company’s common stock with an estimated fair value of approximately $7.0 million on the acquisition date. The number of common shares issued at the closing was determined on the basis of the average closing market price of the Company’s common shares on the five days preceding the acquisition date. In addition, the purchase price included contingent consideration with an aggregate value of $8.0 million ($4.0 million payable in cash and $4.0 million payable in the Company’s common stock) which may be earned upon the achievement of certain performance milestones which will be measured quarterly during the eight full consecutive quarters ending June 30, 2013 (the Earn-Out). The fair value of the Earn-Out as of the acquisition date was $6.2 million which was recorded in other long term liabilities and is comprised of $3.1 million payable in cash (the Cash Earn-Out) and $3.1 million payable in common stock (the Common Stock Earn-Out). The carrying value of the Cash Earn-Out is accreted to its estimated redemption value with a charge to interest expense. Interest expense related to accretion of the Cash Earn-Out totaled $0.1 million in the three and six months ended June 30, 2011. The number of shares of the Company’s common stock to be issued upon achievement of the Common Stock Earn-Out will be determined based on the average closing market price of the Company’s common shares on the five days preceding the last day of the fiscal quarter in which the Earn-Out consideration is earned. In accordance with Accounting Standards Codification 480, “Distinguishing Liabilities from Equity”, the Common Stock Earn-Out has been classified as a liability because it will be settled in a variable number of shares with a fixed monetary value.

Under the terms of the merger agreement, 188,677 shares of the common stock portion of the purchase price with an estimated fair value on the acquisition date of approximately $1.2 million of the stock portion of the purchase price has been set aside in an escrow account and will be held for a period of up to 18 months following the closing date to satisfy any unresolved indemnification claims. Escrow amounts not then subject to a settled or pending, unsatisfied or unresolved indemnity claims, will be released as soon as practicable following the end of the 18 month escrow period. In addition, the Company incurred approximately $0.3 million of transaction costs, which primarily consisted of fees for legal services. These transaction costs are included in general and administrative expenses in the Company’s statement of operations for the three and six month periods ended June 30, 2011. The Company’s consolidated financial statements include the results of operations of AcceloWeb from the date of acquisition. The historical results of operations of AcceloWeb were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. In addition, management has made a preliminary estimate of identifiable intangible assets. The allocation is preliminary and the Company expects it will be finalized during the first quarter of 2012. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the AcceloWeb acquisition will not be amortized and will be tested for impairment at least annually (see Note 7).

The following table presents the preliminary allocation of the purchase price for AcceloWeb:

(In thousands)
Consideration:
Cash	$5,000
Common stock	6,989
Contingent consideration – cash	3,091
Contingent consideration – common stock	3,090

Total consideration	$18,170

Acquisition-related costs (included in general and administrative expenses)	$304

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$2,137
Property and equipment	5
Developed technology intangible asset	5,080
Financial liabilities	(2,574)

Total identifiable net assets	4,648
Goodwill	13,522

$18,170

Developed technology with a value of approximately $5.1 million is being amortized over its expected useful life of 5 years.

The goodwill resulting from the AcceloWeb acquisition is not deductible for income tax purposes.

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for AcceloWeb services. The estimated fair value of intangible assets was based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risks inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The relief-from-royalty method was used to value the technology acquired from AcceloWeb. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the technology acquired are as follows: royalty rate of 21.2%, discount rate of 25%, tax rate of 39% and an economic life of approximately 5 years.

The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. This could result in adjustments to the carrying value of the assets acquired and liabilities assumed, the useful lives of intangible assets and residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

Clickability Acquisition

On May 2, 2011, the Company acquired all the issued and outstanding shares of Clickability, Inc. (Clickability), a privately-held software-as-a-service (SaaS) provider of web content management (WCM) located in San Francisco, California. The services provided by Clickability align with the Company’s current value-added services and furthers the Company’s value-added services growth strategy. The aggregate purchase price consisted of approximately $4.9 million of cash paid at the closing (cash paid net of cash acquired was $2.8 million), $0.1 million held by the Company to cover future claims and 732,000 shares of the Company’s common stock with an estimated fair value of approximately $4.6 million on the date of acquisition. The Company issued 382,000 common shares with an estimated fair value of approximately $2.4 million at the closing. Under the terms of the merger agreement, approximately 350,000 shares of the common stock portion of the purchase price with an estimated fair market value on the acquisition date of approximately $2.2 million and $0.1 million of cash will remain unissued to cover future claims. Approximately 60% of this amount is subject to an indemnification holdback and the remaining portion is subject to a retention holdback that has been set aside for a period of up to 12 months following the closing date. The indemnification holdback has been set aside for a period of up to 18 months following the closing date. Amounts of the indemnification holdback not then subject to a settled or pending indemnity claim will be released as soon as practicable following the end of the 18 month holdback period. The number of shares of common stock consideration for Clickability was determined on the basis of the average closing market price of the Company’s common shares on the thirty days preceding the acquisition date. In addition, the Company incurred approximately $0.1 million of transaction costs, which primarily consisted of fees for legal services. These transaction costs were included in general and administrative expenses in the Company’s statement of operations for the three and six month periods ended June 30, 2011. The Company’s consolidated financial statements include the results of operations of Clickability from the date of acquisition. The historical results of operations of Clickability were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. In addition, management has made a preliminary estimate of identifiable intangible assets. The allocation is preliminary and the Company expects it will be finalized during the first quarter of 2012. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the Clickability acquisition will not be amortized and will be tested for impairment at least annually (see Note 7).

The following table presents the preliminary allocation of the purchase price for Clickability:

(In thousands)
Consideration:
Cash	$5,000
Common stock	4,649

Total consideration	$9,649

Acquisition-related costs (included in general and administrative expenses)	$111

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$3,641
Property and equipment	429
Identifiable intangible assets	5,500
Financial liabilities	(4,133)

Total identifiable net assets	5,437
Goodwill	4,212

$9,649

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Technology	$2,120	3.0
Customer relationships	3,250	4.0
Trade names and trademarks	130	0.7

Total	$5,500

The total weighted average amortization period for the identifiable intangible assets acquired from Clickability is 3.5 years.

The goodwill resulting from the Clickability acquisition is not deductible for income tax purposes.

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for Clickability services. The estimated fair value of intangible assets was based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risks inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The relief-from-royalty method was used to value the trade names and trademarks and technology acquired from Clickability. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing trade names and trademarks acquired are as follows: royalty rate of 2.5%, discount rate of 21.5%, tax rate of 39% and an economic life of approximately 0.7 years. The key assumptions used in valuing the technology acquired are as follows: royalty rate of 9%, discount rate of 21.5%, tax rate of 39%, and an economic life of approximately 3 years.

The customer relationships were valued using a form of the income approach know as the multi-period excess earnings method. Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. The contributory asset charges are based on the fair value of the contributory assets and either pre-tax or after-tax cash flows are assessed charges representing “returns on” the contributory assets. A contributory asset charge for the use of the technology was assessed on pre-tax cash flows, while contributory asset charges for the use of the working capital, fixed assets, and assembled work force have been deducted from the after-tax cash flow in each year to determine the net future cash flow attributable to the relationships. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships acquired are as follows: discount rate of 21.5%, tax rate of 39% and estimated average economic life of 4 years.

The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. This could result in adjustments to the carrying value of the assets acquired and liabilities assumed, the useful lives of intangible assets and residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

Delve Networks, Inc. Acquisition

On July 30, 2010, the Company acquired Delve Networks, Inc. (Delve), a privately-held provider of value-added video publishing and analytics services located in Seattle, Washington. The aggregate purchase price of approximately $4.1 million consisted of approximately $2.6 million of cash paid at the closing and 262,453 shares of the Company’s common stock with an estimated fair value of approximately $1.1 million. The fair value of the common stock issued as consideration for Delve was determined on the basis of the closing market price of the Company’s common stock on the acquisition date. In addition, the Company recorded as part of the purchase price approximately $0.4 million of contingent consideration it estimates will be earned relating to an earn-out provision. The estimated earn-out obligation is comprised of approximately $0.2 million of cash consideration and approximately 51,210 shares of the Company’s common stock with an estimated value of approximately $0.2 million at the time of the acquisition. Under the terms of the merger agreement, approximately $0.6 million of the cash portion of the purchase price has been set aside in an escrow account and will be held for a period of up to 36 months following the closing date to satisfy any unresolved indemnification claims. In addition, the Company incurred approximately $0.2 million of transaction costs, which primarily consisted of fees for legal services. These transaction costs were included in general and administrative expenses in the Company’s statement of operations for the year ended December 31, 2010. The Company’s consolidated financial statements include the results of operations of Delve from the date of acquisition. The historical results of operations of Delve were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the Delve acquisition will not be amortized and will be tested for impairment at least annually (see Note 7). The goodwill resulting from the Delve acquisition is not currently deductible for income tax purposes.

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

The relief-from-royalty method was used to value the trade names and trademarks and technology acquired from Delve. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing trade names and trademarks acquired are as follows: royalty rate of 0.8%, discount rate of 25%, tax rate of 39% and an economic life of approximately 2.5 years. The key assumptions used in valuing the technology acquired are as follows: royalty rate of 20%, discount rate of 25%, tax rate of 39%, and an economic life of approximately 4 years.

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

The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. This could result in adjustments to the carrying value of the assets acquired and liabilities assumed, the useful lives of intangible assets and residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

EyeWonder, Inc. Acquisition

On April 30, 2010, the Company acquired EyeWonder, Inc. (EyeWonder), a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers headquartered in Atlanta, Georgia. The aggregate purchase price of approximately $114.0 million consisted of approximately $62.8 million of cash and 12,740,000 shares of the Company’s common stock with an estimated fair value of approximately $51.2 million. The fair value of the common shares issued as consideration for EyeWonder was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. Under the terms of the Merger Agreement, 3,013,699 shares of the Company’s common stock were set aside in an escrow account subject to any unresolved indemnification claims. On June 28, 2011, 1,592,150 shares were released from the escrow and distributed to the former EyeWonder shareholders. As of June 30, 2011, 1,416,545 shares of common stock remain in the escrow account subject to certain unresolved indemnification claims. The Company has recorded an asset of approximately $2.4 million related to escrow claims associated with the acquisition which the Company has deemed probable of recovery. As of June 30, 2011, the Company has $1.4 million of unpaid liabilities associated with the escrow claims. The liabilities are included in other current liabilities and the asset is included in prepaid expenses and other current assets in the accompanying balance sheets.

The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. Goodwill increased by $0.7 million in the six month ended June 30, 2011 due to an EyeWonder related purchase price allocation adjustment to establish a deferred tax liability associated with the indefinite lived trademark. In accordance with current accounting standards, goodwill associated with the EyeWonder acquisition will not be amortized and will be tested for impairment at least annually (see Note 7). The goodwill resulting from the EyeWonder acquisition is not currently deductible for income tax purposes.

The table below represents the allocation of the purchase price to the acquired net assets based on their estimated fair values as of April 30, 2010, as well as the associated estimated useful lives of the acquired intangible assets at that date.

The following table presents the allocation of the purchase price for EyeWonder:

(In thousands)
Consideration:
Cash	$62,782
Common stock	51,215

Total consideration	$113,997

Acquisition-related costs (included in general and administrative expenses)	$2,358

Recognized amounts of assets acquired and liabilities assumed:
Financial assets	$13,218
Property and equipment	1,100
Identifiable intangible assets	18,537
Financial liabilities	(7,419)

Total net assets	25,436
Goodwill	88,561

$113,997

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Existing technologies	$15,770	4.0
Patent	830	4.0
Trademarks	1,800	Indefinite
Non-compete agreements	137	1.5

Total	$18,537

The total weighted average amortization period for the identified intangible assets acquired from EyeWonder is 3.6 years.

For a more detailed description of the EyeWonder acquisition, please see Footnote 3, contained in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K filed with the SEC on March 11, 2011.

chors GmbH Acquisition

On January 27, 2010, the Company acquired chors GmbH (chors), an on-line and direct marketing solutions provider located in Germany. The aggregate purchase price of approximately $5.9 million consisted of approximately $2.5 million of cash that was paid at closing, and 86,000 shares of the Company’s common stock with an estimated value of approximately $0.3 million that were issued at closing. The fair value of the common shares issued as consideration for chors was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. In addition, the Company recorded as part of the purchase price approximately $3.1 million of contingent consideration relating to an earn-out provision. The earn-out obligation was comprised of approximately $0.3 million of cash consideration and 774,000 shares of the Company’s common stock with an estimated value of approximately $2.8 million at the time of the acquisition. In accordance with the terms and conditions of the contingent milestone consideration, the Company determined that the financial milestones were achieved and both the shares and cash were distributed to the former shareholders of chors in November 2010 (387,000 shares), March 2011 (387,000 shares), and April 2011 (approximately $0.3 million cash).

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

For a more detailed description of the chors acquisition, please see Footnote 3, contained in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K filed with the SEC on March 11, 2011.

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

Accounts receivable include (in thousands):

	As of June 30, 2011	As of December 31, 2010
Accounts receivable	$34,247	$41,167
Unbilled accounts receivable	8,159	8,068

	42,406	49,235
Less: credit allowance	(890)	(1,080)
Less: allowance for doubtful accounts	(4,508)	(6,215)

Total accounts receivable, net	$37,008	$41,940

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of June 30, 2011	As of December 31, 2010
Prepaid bandwidth and backbone services	$3,218	$3,238
Non-income taxes receivable (VAT)	2,381	2,178
Indemnity claim asset	2,375	513
Employee advances and prepaid recoverable commissions	79	208
Interest receivable	45	97
Other	4,442	3,394

Total prepaid expenses and other current assets	$12,540	$9,628

7. Goodwill and Other Intangible Assets

The Company has recorded goodwill and other intangible assets as a result of its business acquisitions of Kiptronic Inc. (Kiptronic), chors, EyeWonder, Delve, Clickability and AcceloWeb that occurred in May 2009, January 2010, April 2010, July 2010, May 2011 and May 2011, respectively. As of June 30, 2011, the Company has recorded goodwill of approximately $113.0 million. During the quarter ended June 30, 2011, goodwill increased by approximately $17.7 million and other intangible assets increased by approximately $10.6 million, primarily due to the acquisitions of Clickability and AcceloWeb. The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of June 30, 2011.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$26,424	$(6,121)	$20,303
Trade names and trademark	1,968	(13)	1,955
Non-compete agreements	1,112	(485)	627
Patents	830	(242)	588
Usage contract	384	(344)	40
Customer relationships	3,412	(170)	3,242
Domain names	11	(11)	—

Total other intangible assets	$34,141	$(7,386)	$26,755

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$19,168	$(3,345)	$15,823
Trademark	1,837	(6)	1,831
Non-compete agreements	1,035	(265)	770
Patents	830	(138)	692
Usage contract	354	(204)	150
Customer relationships	162	(22)	140
Domain names	11	(11)	—

Total other intangible assets	$23,397	$(3,991)	$19,406

Aggregate expense related to amortization of other intangible assets for the three months ended June 30, 2011 and 2010 was approximately $1.9 million and $0.9 million, respectively. For the six months ended June 30, 2011 and 2010, aggregate expense related to amortization of other intangible assets was approximately $3.3 million and $1.1 million, respectively. Based on the Company’s other intangible assets as of June 30, 2011, aggregate expense related to amortization of other intangible assets is expected to be $4.2 million for the remainder of 2011, and $7.9 million, $7.5 million, $3.8 million and $1.7 million for fiscal years 2012, 2013, 2014 and 2015 and beyond, respectively.

8. Property and Equipment

Property and equipment include (in thousands):

	As of June 30, 2011	As of December 31, 2010
Network equipment	$171,256	$151,350
Computer equipment	9,546	8,112
Furniture and fixtures	1,771	952
Leasehold improvements	6,379	3,525
Other equipment	676	498

	189,628	164,437
Less: accumulated depreciation	(126,073)	(110,030)

Total property and equipment, net	$63,555	$54,407

9. Other Assets

Other assets include (in thousands):

	As of June 30, 2011	As of December 31, 2010
Prepaid bandwidth and backbone services	$8,198	$4,326
Vendor deposits and other	2,040	1,904
Cost basis investments	690	407
Restricted cash	50	314

Total other assets	$10,978	$6,951

10. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of June 30, 2011	As of December 31, 2010
Accrued compensation and benefits	$4,830	$7,476
Accrued cost of revenue	4,230	2,795
Accrued legal fees	1,735	1,545
Income taxes payable	2,197	1,643
Non income taxes payable	1,379	1,762
Contingent consideration liability	133	414
Other accrued expenses	4,925	4,365

Total other current liabilities	$19,429	$20,000

11. Other Long Term Liabilities

Other long term liabilities include (in thousands):

	As of June 30, 2011	As of December 31, 2010
Contingent consideration liability	$6,243	$—
Deferred rent	2,511	21
Other liabilities	20	—

Total other long term liabilities	$8,774	$21

12. Litigation

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

13. Net Loss per Share

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

The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net loss available to common stockholders	$(13,935)	$(2,265)	$(23,753)	$(8,050)

Basic weighted average common shares	113,113	93,889	108,515	89,504

Basic weighted average common shares	113,113	93,889	108,515	89,504
Dilutive effect of stock options and restricted stock units	—	—	—	—

Diluted weighted average common shares	113,113	93,889	108,515	89,504

Basic net loss per share	$(0.12)	$(0.02)	$(0.22)	$(0.09)

Diluted net loss per share	$(0.12)	$(0.02)	$(0.22)	$(0.09)

For the three and six month periods ended June 30, 2011 and 2010, an aggregate of approximately 4,770,000 and 5,320,000 respectively, and 2,646,000 and 2,634,000, respectively, outstanding options and common stock subject to repurchase were excluded from the computation of diluted net loss per common share because including them would have had an antidilutive effect.

14. Comprehensive Loss

The following table presents the calculation of comprehensive loss and its components (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(13,935)	$(2,265)	$(23,753)	$(8,050)
Other comprehensive income (loss), net of tax:
Unrealized (loss) on investments	(45)	(280)	(190)	(329)
Cumulative translation adjustment	—	—	494	—
Foreign currency translation adjustments	361	(778)	1,432	(952)

Other comprehensive income (loss)	316	(1,058)	1,736	(1,281)

Comprehensive loss	$(13,619)	$(3,323)	$(22,017)	$(9,331)

For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of June 30, 2011	As of December 31, 2010
Net unrealized gain on investments, net of tax	$309	$499
Foreign currency translation	1,756	(170)

Total accumulated other comprehensive gain	$2,065	$329

15. Stockholders’ Equity

Common Stock

At the Company’s annual meeting on June 9, 2011, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 150,000,000 shares to 300,000,000 shares. The amendment was previously approved by the Company’s Board of Directors on February 8, 2011. Following these approvals, on June 13, 2011, the Company filed the amendment to the Amended and Restated Certificate of Incorporation with the state of Delaware, thereby increasing the authorized shares of the Company’s common stock.

On March 2, 2011 the Company completed an underwritten public offering of its common stock in which it sold and issued 11,500,000 shares of its common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, at a price to the public of $7.10 per share. The newly issued common shares began trading on the Nasdaq Global Select Market on March 2, 2011. The Company raised a total of approximately $81.7 million in gross proceeds from the offering, or approximately $77.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.0 million and other offering costs of approximately $0.6 million. The offering was made pursuant to the effective registration statement on Form S-3 (Registration Statement No. 333-170609) previously filed with and declared effective by the SEC on November 26, 2010 and the prospectus supplement thereunder filed with the SEC on February 28, 2011.

On May 2, 2011, the Company acquired Clickability, a privately-held software-as-a-service (SaaS) provider of web content management (WCM) located in San Francisco, California. The purchase price included approximately 732,000 shares of the Company’s common stock with an estimated fair value on the acquisition date of approximately $4.6 million. The Company issued approximately 382,000 common shares at the closing with an estimated fair value of approximately $2.4 million. Under the terms of the Merger Agreement, approximately 350,000 shares of the common stock portion of the purchase price or approximately $2.2 million will remain unissued for a period of up to 18 months following the closing date to satisfy any unresolved claims. See footnote 4 for a more detailed description of the Clickability acquisition.

On May 9, 2011, the Company acquired AcceloWeb, a privately-held provider of advanced technology that helps speed the presentation of web sites and applications located in Tel Aviv, Israel. The purchase price included 1,100,629 shares of the Company’s common stock issued at closing with an estimated fair value of approximately $7.0 million on the acquisition date. See footnote 4 for a more detailed description of the AcceloWeb acquisition.

16. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation expense by type of award:
Stock options	$2,833	$2,512	$5,328	$5,006
Restricted stock awards and units	2,532	1,648	4,315	3,497

Total share-based compensation expense	$5,365	$4,160	$9,643	$8,503

Effect of share-based compensation expense on statement of operations by categories:
Cost of services	$767	$583	$1,384	$1,181
General and administrative expense	2,052	1,577	3,596	3,412
Sales and marketing expense	1,221	1,272	2,464	2,478
Research and development expense	1,325	728	2,199	1,432

Total cost related to share-based compensation expense	$5,365	$4,160	$9,643	$8,503

Unrecognized share-based compensation expense totaled $37.2 million at June 30, 2011, of which approximately $27.3 million related to stock options and approximately $9.9 million related to RSUs. The Company currently expects to amortize approximately $7.9 million during the remainder of 2011, $12.9 million in 2012 and the remainder thereafter based upon the scheduled vesting of the stock options, restricted stock awards and units outstanding at that time.

In May 2009, the Company granted 282,168 performance based RSUs to various employees. As of June 30, 2011, 206,547 of these RSUs remained outstanding. The performance based RSUs will only vest if a specific revenue target is achieved in any one quarter during the ten full quarters following the date of the grant and provided the employee remains with the Company through the vesting date. During the second quarter of 2011 the Company determined that the performance requirement was probable of being achieved and accordingly recognized compensation expense of $0.7 million in the three and six months ended June 30, 2011.

On February 26, 2010, the Company granted 300,000 performance-based RSUs to the Company’s CEO. The RSUs granted became eligible for vesting based upon the achievement of certain financial performance targets related to the earn-out feature described in the Agreement and Plan of Merger to acquire EyeWonder, Inc. The performance requirements were not achieved and the RSUs were cancelled in April 2011.

On December 30, 2010, the Company approved an award of 300,000 performance-based RSUs to the Company’s CEO. All or a portion of the RSUs granted to the CEO (and not forfeited) may become eligible for vesting in three tranches of 100,000 RSUs based upon the achievement of certain financial performance targets, provided that the CEO remains an employee or service provider of the Company on each vesting date. RSUs that do not become eligible are forfeited. As of June 30, 2011, the performance requirements related to two tranches totaling 200,000 RSUs have been established and the Company estimates that the performance requirements related to both of these tranches are probable of being achieved. The performance requirement related to the third tranche will be established in the first quarter of 2012.

On February 17, 2011 the Company granted 525,000 stock options to certain executive officers. Each of the stock option awards vest one forty-eighth (1/48th) on February 1, 2011, and one forty-eighth (1/48th) each month thereafter on the first day of each month, provided the executive officer remains with the Company through each such vesting date.

17. Related Party Transactions

As a result of the acquisition of EyeWonder, the Company leases office space both to and from an entity in which a member of our executive staff and board of directors and a member of our board of directors have an ownership interest. During the three month periods ended June 30, 2011 and 2010, respectively, the Company received approximately $44,994 and $0, respectively, from this entity for office space rental. For the six month periods ended June 30, 2011 and 2010, the Company received approximately $56,208 and $0, respectively, from this entity for office space rental. During the three month periods ended June 30, 2011 and 2010, respectively, the Company paid approximately $15,000 and $0, respectively to this entity for office space rental. For the six month periods ended June 30, 2011 and 2010, the Company paid approximately $19,193 and $0, respectively to this entity for office space rental. In addition, the Company incurred expenses from companies in which a member of its board of directors has an ownership interest of approximately $42,100 and $66,038 for human resources, public relations, administrative and design services during the three and six month periods ended June 30, 2011.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive staff and board of directors. Revenue derived from related parties was less than 1% of the Company’s total revenue for the three and six month periods ended June 30, 2011 and 2010, respectively.

The Company leased office space from a company owned by one of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $0 and $1,000, respectively, for each of the three month periods ended June 30, 2011 and 2010, respectively. For the six month periods ended June 30, 2011 and 2010, rent expense for the lease, including reimbursement for telecommunication lines, was approximately $0 and $4,000, respectively.

18. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space and office equipment which expire through 2019. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of June 30, 2011 are as follows (in thousands):

2011	$1,564
2012	3,121
2013	3,168
2014	2,998
2015 and thereafter	8,848

Total minimum payments	$19,699

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. The following summarizes minimum commitments as of June 30, 2011 (in thousands):

2011	$17,316
2012	25,285
2013	17,725
2014	15,982
2015 and thereafter	15,931

Total minimum payments	$92,239

Capital Leases

The Company leases equipment under capital lease agreements which extend through 2016. As of June 30, 2011, the outstanding balance for capital leases was approximately $3.5 million. The Company has recorded assets under capital lease obligations of approximately $5.7 million as of June 30, 2011. Related accumulated amortization totaled approximately $1.9 million as of June 30, 2011. The assets acquired under capital leases and related accumulated amortization are included in property and equipment, net in the condensed consolidated balance sheet. The related amortization is included in depreciation and amortization expense in the condensed consolidated statements of operations. Interest expense related to capital leases was approximately $41,500 and $4,000, respectively, for the three month periods ended June 30, 2011 and 2010, respectively. For the six month periods ended June 30, 2011 and 2010, interest expense related to capital leases was approximately $81,700 and $4,000, respectively.

Future minimum capital lease payments at June 30, 2011 are as follows (in thousands):

2011	$797
2012	1,546
2013	933
2014	238
2015 and thereafter	357

Total	3,871
Amounts representing interest	(329)

Present value of minimum lease payments	$3,542

19. Income taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. Based upon our estimated annual effective tax rate and discrete items, our tax expense for the three and six months ended June 30, 2011 was approximately $0.4 and $0.6 million, respectively. For the three months and six months ended June 30, 2010 we had a tax benefit of approximately $5.1 million and $4.9 million, respectively. Our income tax expense of $0.6 million on our loss before taxes of $23.2 million during the six months ended June 30, 2011 was different than our statutory income tax rate due primarily to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of discrete items and foreign tax for the period.

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

As of June 30, 2011, the Company has approximately $53,000 of total unrecognized tax benefits. This total of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate. Unrecognized tax benefits did not change materially for the three and six months ended June 30, 2011. The Company anticipates its unrecognized tax benefits will continue to decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign jurisdictions. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of June 30, 2011, the Company has recorded a liability of $132,000 for the accrual of deficiency interest and penalties, which did not materially change during the three and six months ended June 30, 2011.

The Company files U.S. federal, U.S. state, and foreign income tax returns. For U.S. federal, and for certain U.S. state tax returns, the fiscal 2007 through fiscal 2009 tax years remain open for examination by tax authorities. The Company is not currently under examination by any taxing authorities.

20. Segment Reporting

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Domestic revenue	$34,011	$29,686	$68,163	$55,768
International revenue	16,528	12,509	32,192	22,513

Total revenue	$50,539	$42,195	$100,355	$78,281

The following table sets forth long-lived assets by geographic area (in thousands):

	As of June 30, 2011	As of December 31, 2010
Domestic long-lived assets	$48,592	$38,757
International long-lived assets	14,963	15,650

Total long-lived assets	$63,555	$54,407

21. Fair Value Measurements

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

As of June 30, 2011 and December 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds and US Government Agency Bonds, publicly traded stocks, and private equity securities which are classified as marketable securities and acquisition related contingent consideration which is classified as a current liability on the Company’s condensed consolidated balance sheet.

The following is a summary of marketable securities, other investment-related assets and current liabilities held at June 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds	$2,690	$2,690	$—	$—
Commercial paper	1,200	—	1,200	—
Corporate notes and bonds	2,584	2,584	—	—
Publicly traded common stock	1,567	1,567	—	—

Total assets measured at fair value	$8,041	$6,841	$1,200	$—

Liabilities:
Acquisition related contingent consideration	$6,376	$—	$—	$6,376

Total liabilities measured at fair value	$6,376	$—	$—	$6,376

For the six month period ended June 30, 2011, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the six month period ended June 30, 2011, the Company had net unrealized losses of approximately $190,000.

The fair value measurement for both the contingent consideration and the private equity security is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The following is a summary of marketable securities, other investment-related assets and current liabilities held at December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds	$8,986	$8,986	$—	$—
Corporate notes and bonds	3,023	3,023	—	—
Private equity security	407	—	—	407
Publicly traded common stock	1,755	1,755	—	—

Total assets measured at fair value	$14,171	$13,764	$—	$407

Liabilities:
Acquisition related contingent consideration	$414	$—	$—	$414

Total liabilities measured at fair value	$414	$—	$—	$414

The progressions of the Company’s Level 3 instruments for the six month period ended June 30, 2011 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2011	$414
Additions	—
Change in value	—

Balance at March 31, 2011	$414
Additions	6,243
Change in value	(281)

Balance at June 30, 2011	$6,376

The progressions of the Company’s Level 3 instruments for the six month period ended June 30, 2010 are shown in the table below (in thousands):

	Acquisition Related Contingent Consideration	Private Equity Securities
Balance at January 1, 2010	$—	$—
Additions	3,092	—
Change in value	—	—

Balance at March 31, 2010	$3,092	$—
Additions	—	66
Change in value	(38)	—

Balance at June 30, 2010	$3,054	$66

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

Overview

We were founded in 2001 as a provider of content delivery network, or CDN, services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. In May 2009, January 2010, April 2010, July 2010, May 2011 and May 2011, respectively, we acquired Kiptronic, chors, EyeWonder, Delve, Clickability and AcceloWeb. In April 2011, we moved into our new Global Headquarters in downtown Tempe, Arizona. Today, Limelight Networks provides on-demand software, platform, and infrastructure services that help global businesses reach and engage audiences on any mobile or connected device, enabling them to enhance their brand presence, build stronger customer relationships, manage video assets, analyze viewer preferences, optimize their advertising, and monetize their digital assets. We provide services to customers in North America, EMEA, and the Asia Pacific region. As of June 30, 2011, we had approximately 1,873 active customers worldwide. We derive revenue from the sale of services to our customers. These services include the delivery of digital media, including video, music, games, software and social media, the acceleration of web sites and web-based applications, and value-added services such as mobility, interactive advertising, storage, video and web content management and consulting. We operate in one business segment. Our CDN and web content management customers normally execute contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. We define usage as customer data sent or received using our content delivery network (“CDN”) service, or content that is hosted or cached by us at the request or direction of our customer. Usage is tracked using a software system that measures either the gigabytes transferred (“GB Transfer”) or megabits per second (“Mbps”) of usage per customer per month. GB Transfer measures usage by counting each GB of a customer’s content that is sent or received using our network. Mbps measures usage by determining the rate at which a customer’s content moves across our network. We have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods and in some cases, other arrangements. The nature of services provided as part of the minimum commitment may vary by customer; but substantially all of the services provided us and associated with a minimum commitment are core CDN services. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase. We also derive revenue from campaigns, services and events sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

During the second quarter, we achieved revenue of $50.5 million, which did not meet our expectations. There were two primary factors that contributed to this revenue shortfall. First, we encountered delays in the completion of our ad server product, which impacted the revenue growth we had anticipated achieving from our interactive advertising services. This made up just over half of our shortfall in the quarter. We believe that until this ad server is brought to market in early 2012, growth of our interactive advertising services revenue will be stalled. Our CDN services contributed just under half of our revenue shortfall in the quarter. The bulk of the CDN shortfall was the result of a widely reported third party security breach on a customer’s platform which led to less content streaming and less software downloads to that platform, which led to lighter than forecasted revenue from two of our largest customers.

We continue to see strong momentum in the long-term growth trends that drive demand for our services. These trends include the ongoing shift of content and advertising to online properties; the growth of mobile devices, applications, and content consumption; and the migration of software applications; data, and IT services into multi-tenant large scale distributed computing platforms, sometimes referred to as the “cloud.”

We continue to make progress on our long-term, strategic growth plan, which has four components. First, grow our CDN market share to be #1 or #2 in the world; expand our services to be relevant in the web and application acceleration segment of the CDN market; build a value-added services business that is complimentary to our CDN business; and develop products and services that enable us to increase our participation in the online advertising market.

As part of this overall strategy, we plan to grow our value-added services to 50% of our revenue by the end of 2014. Our value-added services are comprised of our EyeWonder interactive advertising services, as well as our software-as-a-service solutions for mobility, web and video content management, web application acceleration, cloud storage, and consulting.

As our value-added services grow as a percentage of revenue, we believe they will help us deepen our relationships with our customers and improve our overall margin mix.

On March 2, 2011 we completed an underwritten public offering of our common stock in which we sold and issued 11,500,000 shares of our common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, at a price to the public of $7.10 per share. The newly issued common shares began trading on the Nasdaq Global Select Market on March 2, 2011. We raised a total of approximately $81.7 million in gross proceeds from the offering, or approximately $77.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.0 million and other offering costs of approximately $0.6 million. The offering was made pursuant to the effective registration statement on Form S-3 (Registration Statement No. 333-170609) previously filed with and declared effective by the SEC on November 26, 2010 and the prospectus supplement thereunder filed with the SEC on February 28, 2011.

On May 2, 2011, we acquired Clickability Inc. (Clickability), a privately-held software-as-a-service (SaaS) provider of web content management (WCM) located in San Francisco, California. The aggregate purchase price consisted of approximately $4.9 million of cash paid at the closing (cash paid net of cash acquired was $2.8 million), $0.1 million held by us to cover future claims and 732,000 shares of our common stock with an estimated fair value of approximately $4.6 million on the date of acquisition. We issued 382,000 common shares at the closing with an estimated fair value of approximately $2.4 million. Under the terms of the merger agreement, 350,000 shares of the common stock portion of the purchase price or approximately $2.2 million will remain unissued for a period of up to 18 months following the closing date to satisfy any unresolved future claims. (See footnote 4 for a more detailed description of the Clickability acquisition.)

On May 9, 2011, we acquired AcceloWeb, (IL) Ltd. (AcceloWeb), a privately-held provider of advanced technology that helps speed the presentation of web sites and applications located in Tel Aviv, Israel. The aggregate purchase price consisted of approximately $5.0 million of cash paid at the closing (cash paid net of cash acquired was $4.7 million) and 1,100,629 shares of our common stock issued at closing with an estimated fair value of approximately $7.0 million on the acquisition date. In addition, the purchase price included contingent consideration with an aggregate value of $8.0 million ($4.0 million payable in cash and $4.0 million payable in our common stock) which may be earned upon the achievement of certain performance milestones which will be measured quarterly during the eight full consecutive quarters ending June 30, 2013. The fair value of the contingent consideration as of the acquisition date was $6.2 million. (See footnote 4 for a more detailed description of the AcceloWeb acquisition.)

Traffic on our network and our value-added services business has continued to grow. This traffic growth is primarily the result of growth in the traffic delivered to existing customers and to a lesser extent on behalf of new customers. Our CDN revenue is generated by charging for traffic delivered. While our traffic continued to grow, our revenue generated from such traffic grew at a much slower rate. Our value-added services revenue represented substantially all of our revenue growth during the three month period ended June 30, 2011. During 2010, we added new customers both through new business and through our business acquisitions. During the three month period ended June 30, 2011, we continued to add new customers, again through new business and our business acquisitions, and we also elected to not renew some customers as we continue to focus on customer quality. We have increased our average number of products per customer to 1.8, as we continue to see that new and existing customers want the benefits of the specialized services that we bring to the market. Both our value-added services and our core CDN business (to a much lesser extent) continue to show year over year growth, which we believe is a result of growth in traffic on our network, our acquisitions and market share gains.

Historically, we have derived a portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2010 revenue derived from customers outside North America accounted for approximately 29% of our total revenue. For the year ended December 31, 2010 we derived approximately 65% of our international revenue from EMEA and approximately 35% of our international revenue from Asia Pacific. For the three month periods ended June 30, 2011 and 2010, revenue derived from customers outside North America accounted for approximately 33% and 30%, respectively, of our total revenue. For the six month periods ended June 30, 2011 and 2010 revenue derived from customers outside North America accounted for approximately 32% and 29%, respectively, of our total revenue. For the three and six month periods ended June 30, 2011, we derived approximately 62% and 63%, respectively, of our international revenue from EMEA and approximately 38% and 37%, respectively, of our international revenue from Asia Pacific, respectively. We expect foreign revenue to continue to increase in absolute dollars in 2011. Our international business is managed as a single-geographic segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2010, sales to our top 10 customers, in terms of revenue, accounted for approximately 30% of our total revenue and we had no customer that accounted for more than 10% of our revenue. For the three and six month periods ended June 30, 2011, sales to our top 10 customers, in terms of revenue, accounted for approximately 30% and 31%, respectively, of our total revenue. During the three and six month periods ended June 30, 2011 we had no customer that accounted for more than 10% of our revenue during the period. We anticipate customer concentration levels will remain consistent with 2010. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services and charge a mark-up to their end customers. Revenue generated from sales to reseller customers accounted for approximately 5% of our total revenue for the year ended December 31, 2010. For the three and six month periods ended June 30, 2011, revenue generated from sales to reseller customers accounted for approximately 3% of our total revenue.

In addition to these revenue-related business trends, our cost of revenue increased in absolute dollars and as a percentage of revenue for the three and six month periods ended June 30, 2011 compared to the three and six month periods ended June 30, 2010. The three and six month periods ended June 30, 2011 includes two months of cost of revenue from our acquisitions of Clickability and AcceloWeb and also includes a full quarter and full six months of cost of revenue for EyeWonder, whom we acquired on April 30, 2010. The increase in absolute dollars was primarily due to increased bandwidth and co-location fees, due to increased traffic and expansion of our CDN, increased payroll and related employee costs for operations personnel, who are responsible for managing and monitoring our CDN and delivery of our value-added services and increased depreciation expense on our network equipment.

Operating expenses increased in absolute dollars and as a percentage of revenue for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010. The three month period ended June 30, 2011 includes two months of operating expenses from our recent acquisitions of Clickability and AcceloWeb and also includes a full quarter of operating expenses for EyeWonder, whom we acquired on April 30, 2010. This increase was primarily due to increased general and administrative costs (primarily payroll and related employee costs, due to increased staffing, increased facilities and facilities related costs, increased professional fees and increased fees and licenses, off-set by lower litigation expenses), increased sales and marketing expenses (primarily payroll and related employee costs due to increased staffing and increased marketing programs), increased research and development costs (primarily payroll and related employee costs due to increased staffing and increased stock based compensation), and increased non-network related depreciation and amortization (primarily due to increased amortization of intangible assets from our business acquisitions).

For the six month period ended June 30, 2011, operating expenses increased in absolute dollars and as a percentage of revenue compared to the six month period ended June 30, 2010. The six month period ended June 30, 2011 includes two months of operating expenses from our recent acquisitions of Clickability and AcceloWeb and also includes a six months of operating expenses for EyeWonder, whom we acquired on April 30, 2010. This increase was primarily due to increased general and administrative costs (primarily payroll and related employee costs, due to increased staffing, increased facilities and facilities related costs, increased professional fees, and increased fees and licenses, off-set by lower litigations expenses, lower acquisition related expenses and lower bad debt expense), increased sales and marketing expenses (primarily payroll and related employee costs due to increased staffing, increased marketing expenses, increased travel and travel related expenses and increased employee events), increased research and development costs (primarily payroll and related employee costs due to increased staffing and increased professional services) and increased non-network related depreciation and amortization (primarily due to increased amortization of intangible assets from our business acquisitions).

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2008, 2009, and 2010 we made capital purchases of $17.4 million, $20.4 million, and $34.2 million, respectively. For the six month period ended June 30, 2011, we made capital investments of $20.0 million. We expect to have ongoing capital expenditure requirements as we continue to invest in, refresh and expand our CDN. For 2011, we currently anticipate making aggregate capital expenditures of approximately 13%-15% of total revenue for the year.

Occasionally we generated revenue from certain customers that are entities related to certain of our founders. For the year ended December 31, 2010 revenue derived from these related parties was less than 1% of our total revenue. For the three and six month periods ended June 30, 2011, revenue generated from related parties was less than 1% of our total revenue.

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

Our future results will be affected by many factors, including those identified in the section captioned “Risk Factors,” in this quarterly report on Form 10-Q, and our ability to:

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Akamai to a favorable conclusion;

•	prevent disruptions to our services and network due to accidents or intentional attacks;

•	continued ability to deliver a significant portion of our traffic through settlement free peering relationships which significantly reduce our cost of delivery; and

•	successfully integrate the businesses we have acquired.

As a result, we cannot assure you that we will achieve our expected financial objectives, including positive net income.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with United States generally accepted accounting principles for interim periods. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long-term assets, capitalized software, acquired intangibles, provision for litigation, income and other taxes, the fair value of stock-based compensation and other contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We review these estimates and judgments on an ongoing basis. We also have other policies that we consider key accounting policies, such as our policy regarding foreign currency translation described below; however, we do not believe this policy requires us to make estimates or judgments that are as difficult or subjective as those noted above and disclosed in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

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

As of June 30, 2011, there have been no material changes to any of the critical accounting policies as described in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

Results of Operations

Revenue

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Revenue	$50,539	$42,195	$8,344	20%	$100,355	$78,281	$22,074	28%

Revenue increased 20%, or $8.3 million, to $50.5 million for the three months ended June 30, 2011 as compared to $42.2 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, total revenues increased 28%, or $22.1 million, to $100.4 million as compared to $78.3 million for the six months ended June 30, 2010. The increase in revenue for the three and six month periods ended June 30, 2011 as compared to the same periods in the prior year was primarily attributable to an increase in our value-added services revenue of approximately $8.2 million and $19.4 million, respectively, which includes revenue from the date of acquisition of chors, EyeWonder, Delve, and Clickability. We provide value-added services in the following areas: mobility, web and video content management, web application acceleration, interactive advertising services, storage services, and strategic consulting. We continued to increase the amount of traffic moving through our network; however the revenue generated from the increase in traffic grew at a much lower rate and we continue to see a decline in our average unit sales price. Our core delivery revenue increased approximately $0.1 million and $2.7 million, respectively, for the three and six month periods ended June 30, 2011, compared to the same periods in the prior year. This small increase is the results of a reduction in our core revenue generated from Microsoft. As of June 30, 2011, we had approximately 1,873 customers compared to approximately 1,655 as of June 30, 2010.

For the three months ended June 30, 2011 and 2010, approximately 33% and 30%, respectively, of our total revenues were derived from our operations located outside of North America. For the three months ended June 30, 2011 and 2010, we derived approximately 62% and 65%, respectively of our international revenue from EMEA and approximately 38% and 35%, respectively of our international revenue from Asia Pacific. For the six months ended June 30, 2011 and 2010, approximately 32% and 29%, respectively, of our total revenues were derived from our operations located outside of North America. For the six months ended June 30, 2011 and 2010, we derived approximately 68% and 62%, respectively of our international revenue from EMEA and approximately 32% and 38%, respectively of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of revenues during these periods.

Cost of Revenue

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Cost of revenue	$31,861	$23,825	$8,036	34%	$61,273	$44,807	$16,466	37%

Cost of revenue includes fees paid to network providers for bandwidth and backbone, costs incurred for non settlement free peering and connection to Internet service provider networks or ISPs, and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes depreciation of network equipment used to deliver our CDN services, payroll and related costs and equity-related compensation for our network operations, operations and value-added services personnel.

Cost of revenue increased 34%, or $8.0 million, to $31.9 million for the three months ended June 30, 2011 as compared to $23.8 million for the three months ended June 30, 2010. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $2.5 million due to higher traffic levels, increased peering costs, and increased amounts of deployed network assets, an increase in payroll and related employee costs of $2.4 million associated with increased staff to build and operate our CDN, as well as increased operations personnel from our business acquisitions whose primary focus is on our delivery of value-added services, an increase in depreciation of $2.1 million, due to increased amounts of deployed assets, as we continue to build-out our expanding network and to re-fresh our network equipment, and an increase in other costs of $0.6 million. The increase in other costs is primarily related to costs associated with our value-added services.

For the six months ended June 30, 2011, cost of revenues increased 37%, or $16.5 million, to $61.3 million as compared to $44.8 million for the six months ended June 30, 2010. These increases were primarily due to an increase in payroll and related employee costs of $5.5 million associated with increased staff to build and operate our CDN, as well as increased operations personnel from our business acquisitions whose primary focus is on our delivery of value-added services, an increase in aggregate bandwidth and co-location fees of $5.0 million due to higher traffic levels, increased peering costs, and increased amounts of deployed network assets, an increase in depreciation of $4.1 million, due to increased amounts of deployed assets, as we continue to build-out our expanding network and to re-fresh our network equipment, and an increase in other costs of $0.6 million. Additionally, we had increases in professional fees and outside services of $0.3 million, an increase in travel and travel-related expenses of $0.2 million and an increase in royalty expense of $0.3 million.

Cost of revenue share-based compensation expense increased $0.2 million for both the three and six month periods ended June 30, 2011 compared to the three and six month periods ended June 30, 2010.

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Bandwidth and co-location fees	$14.8	$12.3	$29.0	$24.0
Depreciation — network	7.4	5.3	14.2	10.1
Payroll and related employee costs	6.6	4.2	12.7	7.2
Share-based compensation	0.8	0.6	1.4	1.2
Professional fees and outside services	0.3	0.2	0.6	0.3
Travel and travel-related expenses	0.3	0.2	0.5	0.3
Royalty expenses	0.2	0.1	0.4	0.1
Other costs	1.5	0.9	2.5	1.6

Total cost of revenues	$31.9	$23.8	$61.3	$44.8

We have long-term purchase commitments for bandwidth usage and co-location with various Tier 1 network providers and data center operators. The minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately: $17.3 million for the remainder of 2011, $25.3 million for 2012, $17.7 million for 2013, $16.0 million for 2014 and $15.9 million for 2015 and beyond.

We anticipate cost of revenues will increase in 2011 compared to 2010, due partly to 2011 including a full year of expenses from our recent business acquisitions. We also expect to deliver more traffic on our network, which will result in higher expenses associated with the increased bandwidth, peering, rack and co-location costs to support increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to increase compared to 2010, as we continue to expand our network and to re-fresh older servers. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our expanding customer base as well as our increase in value-added services personnel. We expect that cost of revenue share-based compensation expense will increase in 2011 compared to 2010. The increase is primarily due to the granting of stock options and restricted stock units associated with our business acquisitions and the recognition of stock-based compensation expense related to performance based restricted stock units.

General and Administrative

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
General and administrative	$10,435	$9,609	$826	9%	$19,244	$17,735	$1,509	9%

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

General and administrative expenses increased 9%, or $0.8 million, to $10.4 million for the three months ended June 30, 2011 as compared to $9.6 million for the three months ended June 30, 2010. The increase in general and administrative expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to an increase in payroll and related employee costs of $0.4 million which were primarily associated with our business acquisitions, an increase in professional fees of $0.4 million, primarily due to increased general legal fees, tax services and increased Sarbanes Oxley (SOX) compliance related costs, an increase in travel and travel related expenses of $0.2 million, and an increase in other costs of $1.0 million, primarily due to increased facilities and facilities related costs of $0.6 million, increased fees, licenses and non-income taxes of $0.3 million, and a increase in telephone and general office expenses (office and computer supplies, postage and shipping) of approximately $0.1 million. These increases were off-set by a decrease of $1.4 million in litigation expenses related to our litigation with Akamai and MIT, and Level 3 and a decrease in bad debt expense of $0.2 million.

For the six months ended June 30, 2011, general and administrative expenses increased 9%, or $1.5 million, to $19.2 million as compared to $17.7 million for the six months ended June 30, 2010. The increase in general and administrative expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to an increase in payroll and related employee costs of $1.6 million which were primarily associated with our business acquisitions, an increase in professional fees of $0.2 million, primarily due to increases of $0.3 million in accounting fees, $0.3 million in consulting and casual labor and 0.2 million in general legal fees off-set by lower acquisition related expenses of $0.6 million, an increase in travel and travel related expenses of $0.2 million, and an increase in other costs of $2.0 million, primarily due to increased facilities and facilities related costs of $1.1 million, increased fees, licenses and non-income taxes of $0.5 million, and a increase in telephone and general office expenses (office and computer supplies, postage and shipping) of approximately $0.3 million. These increases were off-set by a decrease of $1.5 million in litigation expenses related to our litigation with Akamai and MIT, and Level 3 and a decrease in bad debt expense of $1.2 million.

Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses and property taxes.

Additionally, general and administrative share-based compensation expense increased $0.4 million and $0.2 million, respectively for the three and six month periods ended June 30, 2011 compared to the same periods of the prior year.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Payroll and related employee costs	$2.6	$2.2	$5.7	$4.1
Share-based compensation	2.0	1.6	3.6	3.4
Professional fees	1.9	1.5	3.1	2.9
Bad debt expense	0.4	0.6	0.6	1.8
Travel and travel-related expenses	0.4	0.2	0.6	0.4
Litigation expenses	0.3	1.7	0.6	2.1
Other expenses	2.8	1.8	5.0	3.0

Total general and administrative	$10.4	$9.6	$19.2	$17.7

We expect our general and administrative expense to increase in 2011 compared to 2010 due partly to 2011 including a full year of expenses from our recent business acquisitions. During 2011, we also expect to see increased salaries and related employee cost, as well as increased facility costs. These increases will be off-set partly by reduced professional fees. In 2012 and in the longer term, we expect our general and administrative expense to decrease as a percentage of revenue as our costs are expected to grow slower than our top line revenue. We expect that general and administrative share-based compensation expense will slightly increase in 2011 compared to 2010. The increase is primarily due to the granting of stock options and restricted stock units associated with our business acquisitions and the recognition of stock-based compensation expense related to performance based restricted stock units.

Sales and Marketing

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Sales and marketing	$13,023	$11,319	$1,704	15%	$26,916	$20,706	$6,210	30%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses increased 15%, or $1.7 million, to $13.0 million for the three months ended June 30, 2011, as compared to $11.3 million for the three months ended June 30, 2010. The increase in sales and marketing expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to an increase in payroll and related employee costs of $0.8 million, primarily due to increased staffing, which resulted in higher salaries, plus the addition of sales and marketing personnel from our business acquisitions, an increase in travel and travel-related expenses of $0.3 million, an increase in marketing expenses of $0.3 million, and an increase in other costs of $0.5 million, primarily due to increased employee events of $0.3 million, and increased fees and licenses of approximately $0.2 million. These increases were off-set by a decrease in professional fees for outside services of approximately $0.1 million.

For the six months ended June 30, 2011, sales and marketing expenses increased 30%, or $6.2 million, to $26.9 million, as compared to $20.7 million for the six months ended June 30, 2010. The increase in sales and marketing expenses for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 was due to an increase in payroll and related employee costs of $3.8 million, primarily due to increased staffing, which resulted in higher salaries and commissions, plus the addition of sales and marketing personnel from our business acquisitions, an increase in marketing expenses of $0.8 million, an increase in travel and travel-related expenses of $0.4 million, and an increase in other expenses of $1.3 million. The increase in other costs was primarily due to increased employee events of $0.4 million, increased fees and licenses of $0.3 million, increased facility and facility related costs of $0.2 million, increased telephone costs of $0.2 million, and an increase in general office supplies of $0.1 million. Other expenses include such items as rent and property taxes for our Europe and Asia Pacific sales offices, telephone, and office supplies.

Additionally, sales and marketing share-based compensation expense decreased $0.1 million during the three month period ended June 30, 2011 and remained constant during the six month period ended June 30, 2011, compared to the same periods of the prior year.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Payroll and related employee costs	$8.2	$7.4	$17.0	$13.2
Share-based compensation	1.2	1.3	2.5	2.5
Travel and travel-related expenses	1.2	0.9	2.1	1.7
Marketing programs	0.7	0.4	1.5	0.7
Professional fees and outside services	0.4	0.5	0.9	1.0
Other expenses	1.3	0.8	2.9	1.6

Total sales and marketing	$13.0	$11.3	$26.9	$20.7

We anticipate our sales and marketing expense will increase in 2011 compared to 2010 due partly to 2011 including a full year of expenses from our recent business acquisitions. We also expect an increase in salaries and related employee costs for our sales and marketing personnel, increased commissions on higher forecast sales, and an increase in marketing costs such as advertising and other lead generating activities. We expect that sales and marketing share-based compensation expense will decrease in 2011 compared to 2010. The decrease is primarily due to lower stock-based compensation expense for restricted stock units granted in prior years.

Research and Development

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Research and development	$6,279	$3,478	$2,801	81%	$11,898	$6,122	$5,776	94%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 81%, or $2.8 million, to $6.3 million for the three months ended June 30, 2011, as compared to $3.5 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, research and development expenses increased 94%, or $5.8 million, to $11.9 million, as compared to $6.1 million for the six months ended June 30, 2010.

The increase in research and development expenses in the three and six month periods ended June 30, 2011 as compared to the three and six month periods ended June 30, 2010 was primarily due to an increase of $2.0 million and $4.1 million respectively, in payroll and related employee costs associated with our hiring of additional network and software engineering personnel and the addition of research and development personnel resulting from our business acquisitions, an increase in share-based compensation of $0.6 million and $0.8 million, respectively, and an increase in professional fees and outside services of $0.1 million and $0.5 million, respectively, primarily for consulting and outside professional services. Other expenses include such items as travel and travel-related expenses, consulting, contract labor, telephone, and office supplies.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Payroll and related employee costs	$4.1	$2.1	$7.7	$3.6
Share-based compensation	1.3	0.7	2.2	1.4
Professional fees and outside services	0.6	0.5	1.3	0.8
Other expenses	0.3	0.2	0.7	0.3

Total research and development	$6.3	$3.5	$11.9	$6.1

We anticipate our research and development expenses will increase in 2011 compared to 2010 due to 2011 including a full year of expenses from our recent business acquisitions and our continued investments in our core technology, refinements and additions to our other service offerings. We expect increased payroll and related employee costs associated with continued hiring of research and development personnel, as well as increased professional fees for outside services. We expect that research and development share-based compensation expense will increase in 2011 compared to 2010. The increase is primarily due to the granting of stock options and restricted stock units associated with our business acquisitions and the recognition of stock-based compensation expense related to performance based restricted stock units.

Depreciation and Amortization (Operating Expenses)

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Depreciation & amortization	$2,619	$1,603	$1,016	63%	$4,574	$2,370	$2,204	93%

Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Depreciation and amortization expenses increased 63%, or $1.0 million, to $2.6 million for the three months ended June 30, 2011, as compared to $1.6 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, depreciation and amortization expenses increased 93%, or $2.2 million, to $4.6 million, as compared to $2.4 million for the six months ended June 30, 2010. The increase in depreciation and amortization expense in the three and six month periods ended June 30, 2011 as compared to the three and six month periods ended June 30, 2010 was primarily due to an increase of approximately $1.0 million and $2.2 million respectively, in amortization of intangibles acquired in business combinations. For the three and six months ended June 30, 2011, amortization of intangibles was approximately $1.9 million and $3.3 million respectively. Based on our intangible assets at June 30, 2011, we expect amortization of other intangible assets to be approximately $4.2 million for the remainder of 2011, and $7.9 million, $7.5 million, $3.8 million and $1.7 million for fiscal years 2012, 2013, 2014 and 2015 and beyond, respectively.

Interest Expense

	Three months ended June 30,					Six months ended June 30,
	2011	2010	Increase (Decrease)	Percent Change		2011	2010	Increase (Decrease)	Percent Change
		(in thousands)					(in thousands)
Interest expense	$105	$7	$98	NA	%	$147	$8	$139	NA	%

Interest expense increased $98,000, to $105,000 for the three months ended June 30, 2011, as compared to $7,000 for the three months ended June 30, 2010. The increase in interest expense for the three months ended June 30, 2011, compared to the three months ended June 30, 2010 was primarily related to increased interest expense on capital leases (approximately $37,000) and the accretion of contingent consideration related to our business acquisition of AcceloWeb, (approximately $62,000).

For the six months ended June 30, 2011, interest expense increased $139,000, to $147,000, as compared to $8,000 for the six months ended June 30, 2010. The increase in interest expense for the six months ended June 30, 2011, compared to the six months ended June 30, 2010 was primarily related to increased interest expense on capital leases (approximately $78,000) and the accretion of contingent consideration related to our business acquisition of AcceloWeb, (approximately $62,000).

Interest expense for the three and six month periods ended June 30, 2010 included interest paid in association with a filing of non-income tax related payments and interest paid on a capital lease. As of June 30, 2011, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest income	$259	$255	$4	2%	$446	$557	$(111)	(20)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income increased 2%, to $0.3 million for the three months ended June 30, 2011, as compared to $0.3 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, interest income decreased 20%, to $0.4 million, as compared to $0.6 million for the six months ended June 30, 2010. The decrease in interest income for the six month period ended June 30, 2011 was primarily due to decreased cash balances. We anticipate interest income to increase as a result of increased average cash balances.

Other Income (Expense)

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Other income (expense)	$33	$28	$5	18%	$64	$3	$61	NA	%

Other income (expense) increased 18% or $5,000 to $33,000 for the three month period ended June 30, 2011, as compared to $28,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011, other income (expense) increased $61,000, to $64,000, as compared to $3,000 for the six months ended June 30, 2010. Other income (expense) for the three and six months ended June 30, 2011 consists primarily of foreign currency transaction gains.

Income Tax Expense

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Income tax expense (benefit)	$444	$(5,098)	$5,542	(109)%	$566	$(4,857)	$5,423	(112)%

Based upon our estimated annual effective tax rate and discrete items, our tax expense for the six months ended June 30, 2011 was approximately $566,000. For the six months ended June 30, 2010 we had a tax benefit of approximately $4.9 million. Our income tax expense of $566,000 on our loss before taxes of $23.2 million was different than our statutory income tax rate due primarily to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of discrete items and foreign tax for the period. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.

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

As of June 30, 2011, our cash, cash equivalents and marketable securities classified as current totaled $116.5 million. Included in this amount, is approximately $14.0 million of cash and cash equivalents held outside the United States.

Operating Activities

Net cash used in operating activities was $1.1 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $6.2 million for the six months ended June 30, 2010. The change in operating cash flows comparing the six months ended June 30, 2011 to the six month period ended June 30, 2010, was primarily due to a larger net loss in 2011 compared to 2010 in addition to changes in operating assets and liabilities. Cash used due to changes in operating assets and liabilities was $5.9 million in the six months ended June 30, 2011 compared to $2.9 million in the six months ended June 30, 2010, a change of $3.0 million. The change relates primarily to greater cash usage during the six months ended June 30, 2011 related primarily to increases in prepaid expenses and other current and long-term assets associated with advanced payments for bandwidth and backbone services with a telecommunications provider offset by cash generated from a decrease in accounts receivable.

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

Investing Activities

Cash used in investing activities was $21.9 million for the six months ended June 30, 2011, compared to cash used in investing activities of $35.2 million for the six months ended June 30, 2010. Cash used in investing activities was principally comprised of cash used for the acquisition of businesses, the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN, offset by cash generated from the sale of short-term marketable securities.

On May 9, 2011, we acquired AcceloWeb, (IL) Ltd. or AcceloWeb, a privately-held provider of advanced technology that helps speed the presentation of web sites and applications located in Tel Aviv, Israel. The purchase price included both cash and company stock for the acquisition. Cash paid, net of cash acquired, was $4.7 million.

On May 2, 2011, we acquired Clickability, Inc. or Clickability, a privately-held software-as-a-service (SaaS) provider of web content management located in San Francisco, California. The purchase price included both cash and company stock for the acquisition. Cash paid, net of cash acquired, was $2.8 million.

On April 30, 2010 we acquired EyeWonder, Inc. or EyeWonder. EyeWonder is a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers. The purchase price included both cash and company stock for the acquisition. Cash paid, net of cash acquired, was $61.9 million.

In January 2010, we acquired chors Gmbh or chors, an on-line and direct marketing solutions provider located in Germany. Cash paid, net of cash acquired for the chors acquisition was approximately $2.0 million.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately 13%-15% of total revenue in 2011.

Financing Activities

Net cash provided by financing activities was $75.9 million for the six months ended June 30, 2011. Net cash provided by financing activities in the six months ended June 30, 2011 primarily related to proceeds from the public offering of our common stock of approximately $77.1 million and the exercise of stock options of $0.5 million off-set by payments of employee tax withholdings related to restricted stock of approximately $1.0 million and payments made on our capital lease obligations of approximately $0.7 million.

On March 2, 2011 we completed an underwritten public offering of our common stock in which we sold and issued 11,500,000 shares of our common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, at a price to the public of $7.10 per share. The newly issued common shares began trading on the Nasdaq Global Select Market on March 2, 2011. We raised a total of approximately $81.7 million in gross proceeds from the offering, or approximately $77.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.9 million and other offering costs of approximately $0.6 million.

As of June 30, 2011, we had no outstanding bank debt other than the aforementioned capital leases.

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

The following table presents our contractual obligations and commercial commitments, as of June 30, 2011 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual obligations as of June 30, 2011	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$23,762	$15,274	$7,525	$963	$—
Rack space leases	68,477	15,728	29,938	22,734	77
Real estate leases	19,699	2,761	6,534	5,422	4,982

Total operating leases	111,938	33,763	43,997	29,119	5,059
Capital leases	3,871	1,597	1,798	476	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$115,809	$35,360	$45,795	$29,595	$5,059

Off Balance Sheet Arrangements

As of June 30, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In our August 8, 2011 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under United States generally accepted accounting principles, or United States GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with United States GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	March 31, 2010	June 30, 2011	June 30, 2010
GAAP net loss	$(13,935)	$(9,818)	$(2,265)	$(5,785)	$(23,753)	$(8,050)
Share-based compensation	5,365	4,278	4,160	4,343	9,643	8,503
Litigation defense expenses	269	344	1,726	392	612	2,118
Acquisition related expenses	559	141	409	604	700	1,013
Amortization of intangibles	1,889	1,423	915	171	3,312	1,087

Non-GAAP net (loss) income	$(5,853)	$(3,632)	$4,945	$(275)	$(9,486)	$4,671

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	March 31, 2010	June 30, 2011	June 30, 2010
GAAP net loss	$(13,935)	$(9,818)	$(2,265)	$(5,785)	$(23,753)	$(8,050)
Depreciation and amortization	10,049	8,681	6,927	5,544	18,730	12,472
Interest expense	105	42	7	1	147	8
Interest and other income (expense)	(292)	(217)	(283)	(277)	(510)	(560)
Income tax (benefit) expense	444	122	(5,098)	240	566	(4,857)

EBITDA	$(3,629)	$(1,190)	$(712)	$(277)	$(4,820)	$(987)
Share-based compensation	5,365	4,278	4,160	4,343	9,643	8,503
Litigation defense expenses	269	344	1,726	392	612	2,118
Acquisition related expenses	559	141	409	604	700	1,013

Adjusted EBITDA	$2,564	$3,573	$5,583	$5,062	$6,135	$10,647

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2010, the international subsidiaries acquired as part of the EyeWonder and chors GmbH acquisitions had local currencies as their functional currencies while our remaining international subsidiaries had the U.S. dollar as their functional currencies. During the first quarter of 2011, we analyzed the various economic factors of our international subsidiaries and determined that the operations of our subsidiaries that were previously determined to operate in a U.S. dollar functional currency environment had changed and that their functional currencies changed to the local currencies. Effective January 1, 2011, the adjustment from translating these subsidiaries’ financial statements from the local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive income (loss). These foreign currency translation adjustments reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during each period. Upon the change in functional currency, we recorded a cumulative translation adjustment of approximately $0.5 million, which is included in the condensed consolidated balance sheet. Because of the change in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in SEC Rule 13a-15(e) and 15d-15(e). We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in United States District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and that the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008, plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. We believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and we intend to continue to contest the lawsuit vigorously. We do have in place directors and officers liability insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance, and on July 7, 2010 the parties entered into a settlement agreement consistent with the terms of the Memorandum of Understanding, which required court approval. On March 22, 2011 the Federal District Court held a hearing pursuant to which the Court approved the settlement. Accordingly, we do not believe that a loss is probable and we believe that this litigation is now successfully concluded. Therefore, we have made no provision for this lawsuit in our financial statements.

In the ordinary course of our business, we are also involved in a limited number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. With respect to pending legal actions to which we are a party, although the outcomes of these actions are not generally determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on its financial position, cash flows or results of operations. Litigation relating to the content delivery network services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

We are currently a defendant in one significant lawsuit and formerly a defendant in two other significant lawsuits, (see discussion in “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q). In the Akamai case, we currently have a favorable ruling, but we cannot provide any assurance that this favorable ruling won’t be overturned or reversed on appeal, or that the ultimate outcome of that lawsuit won’t be materially adverse to us. The expenses of defending these lawsuits and other lawsuits to which we are or may become a party, particularly fees paid to our lawyers and expert consultants, have been significant and may continue to adversely affect our operating results during the pendency of the lawsuits. Also, this litigation has been a distraction to our management in operating our business.

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

In August 2007, we, certain of our officers and directors, and the firms that served as the lead underwriters in our initial public offering were named as defendants in several purported class action lawsuits. These lawsuits have been consolidated into a single lawsuit in United States District Court for the District of Arizona. The consolidated complaint asserts causes of action under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in our initial public offering between June 8, 2007 and August 8, 2007. The complaint seeks compensatory damages and plaintiffs’ costs and expenses in the litigation. The complaint alleges, among other things, that we omitted and/or misstated certain facts concerning the seasonality of our business and the loss of revenue with respect to certain customers. On March 17, 2008, we and the individual defendants moved to dismiss all of the plaintiffs’ claims, and a hearing was held on this motion on June 16, 2008. On August 8, 2008, the court granted the motion to dismiss, dismissing plaintiffs’ claims under Section 12 with prejudice and granting leave to amend the claims under Sections 11 and 15. Plaintiffs chose not to amend the claims under Sections 11 and 15, and on August 29, 2008 the court entered judgment in favor of us. On September 5, 2008, plaintiffs filed a notice of appeal, and appellate briefs were filed by the parties in January and February 2009. We do have in place directors and officers liability insurance and notice of this matter has been given to the insurance carriers. The insurance has reimbursed certain of the expenses incurred by us in defending this action. In November 2009 the parties entered into a Memorandum of Understanding to settle this lawsuit for an amount well within the coverage limits of the primary carrier of our directors and officers liability insurance, and on July 7, 2010 the parties entered into a settlement agreement consistent with the terms of the Memorandum of Understanding, which required court approval. On March 22, 2011 the Federal District Court held a hearing pursuant to which the Court approved the settlement. Accordingly, we do not believe that a loss is probable and we believe that this litigation is now successfully concluded.

We are from time to time party to other lawsuits in addition to those described above. Lawsuits are expensive to defend and to prosecute, and require a diversion of management time and attention away from other activities to pursue the defense or prosecution of such matters. Adverse ruling in such lawsuits either alone or cumulatively may have an adverse impact on our revenue, expenses, market share, reputation, liquidity and overall financial position.

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

Our primary competitors include content delivery service providers such as Akamai, Level 3 Communications, AT&T, CDNetworks, Edgecast, Contendo and Internap Network Services Corporation, which acquired VitalStream. Also, as a result of the growth of the content delivery market, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Our largest value-added service, the EyeWonder brand, faces formidable competition in every aspect of our business from other companies that provide solutions and services similar to those offered by us. Currently, the EyeWonder business unit’s primary competitors are DoubleClick, Pointroll, a subsidiary of Gannett, Flashtalking, Unicast and MediaMind (formerly Eyeblaster), both DG FastChannel companies and Atlas. DoubleClick is owned by Google and Atlas is part of the Microsoft Advertising portfolio. DoubleClick and Atlas offer solutions and services similar to those offered by us and compete directly with us. We believe that both Google and Microsoft have a greater ability to attract and retain customers due to numerous competitive advantages, including their ability to offer and provide their marketing and advertising customers with a significantly broader range of related solutions and services than us. Google and Microsoft may use their experience and resources to compete with us in a variety of ways, including through acquisitions of competitors or related businesses, and could also use campaign management solutions as a loss leader or provide campaign management solutions without charge or below cost in order to encourage customers to use their other product offerings. The EyeWonder business unit may also experience competition from companies that provide web analytics or web intelligence. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Given the relative ease by which customers typically can switch among providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.

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

We have only operated as a public company since June 2007 and we will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the Nasdaq Global Select Market. These rules impose various requirements on public companies, including requiring changes in corporate governance practices, increased reporting of compensation arrangements and other requirements. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP, (E&Y), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. We successfully completed our assessment and obtained E&Y’s attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2010, 2009 and 2008, respectively. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues, including our efforts in implementing controls and procedures related to acquired or merged operations. We currently do not have an internal audit group and use an international accounting firm to assist us with our assessment of the effectiveness of our internal controls over financial reporting. In future years, if we fail to timely complete this assessment, or if E&Y cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

Prices for CDN services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our CDN services. For example, in 2008, 2009 and 2010 we invested $17.4 million, $20.4 million and $34.2 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN. For the six month period ended June 30, 2011, we invested $20.0 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

During 2011, as we further expand our CDN services and begin to refresh our network equipment, we expect our capital expenditures to be approximately 13%-15% of total revenue. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

•	continued price declines arising from significant competition for CDN services;

•	increasing settlement fees for certain peering relationships;

•	failure to increase sales of our core services;

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

The market for our CDN and value-added services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to predict user preferences or industry changes, and modify our solutions and services on a timely basis or develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. As prices for CDN continue to fall, we will increasingly rely on new product offerings and other value-added services to maintain or increase our gross margins. Failures in execution, delays in bringing new or improved products or services to market or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.

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

Advertisement blocking technologies, such as “filter” software programs, that can limit or block the delivery or display of advertisements delivered through our service offerings are currently available for Internet users and are continuing to be developed. If these technologies become widespread, the commercial viability of the current Internet advertisement model may be undermined. As a result, ad-blocking technology could, in the future, have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on a strong brand reputation of the Limelight Networks and EyeWonder brands, and if we are not able to maintain and enhance our brands, our business will suffer.

We believe that maintaining and enhancing the “Limelight Networks” and “EyeWonder” brands is important to expanding our base of customers and maintaining brand loyalty among customers, particularly in North America where brand perception can impact the competitive position in other markets worldwide, and that the importance of brand recognition will increase due to the growing number of competitors providing similar services and solutions. Maintaining and enhancing our brand may require us to make substantial investments in research and development and in the marketing of our solutions and services and these investments may not be successful. If we fail to promote and maintain the “Limelight Networks” and “EyeWonder” brands, or if we incur excessive expenses in this effort, our business and results of operations could be adversely impacted. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality solutions and services, which we may not do successfully.

We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from these customers could significantly harm our results of operations.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2010, sales to our top 10 customers, in terms of revenue, accounted for approximately 30% of our total revenue. During 2009 and 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 36% and 38%, respectively, of our total revenue. During 2010, we had no customer who represented more than 10% of our total revenue. During 2009 and 2008, one of these top 10 customers, Microsoft, represented approximately 14% and 18%, respectively of our total revenue for that period. Microsoft, and other large customers, may not continue to be as significant going forward as they have been in the past. For the six month period ended June 30, 2011, sales to our top 10 customers, in terms of revenue, accounted for approximately 31% of our total revenue. During the six month period ended June 30, 2011, we had no customer who represented more than 10% of our total revenue. During 2011, we anticipate that our revenue from Microsoft will decline from that earned in 2010 and as a percent of our total revenue. In the past, the customers that comprised our top 10 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

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

Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007, 2008 and 2010 partially due to our share-based compensation expense which increased from $0.1 million in 2005 to $9.2 million in 2006, to $18.9 million in 2007 to $18.1 million in 2008 and was $17.4 million in 2010. We were profitable in 2009 due to the reversal of a significant reserve for litigation; however our share-based compensation was still significant at $17.5 million for the year. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit (RSU) grants. For the six month period ended June 30, 2011, our share-based compensation expense was $9.6 million. Our unrecognized share-based compensation expense totaled $37.2 million at June 30, 2011 based on current outstanding stock options and restricted stock units, of which we expect to amortize $7.9 million during the remainder of 2011, $12.9 million in 2012 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. Our share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. In December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will potentially continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million, $20.8 million, $5.4 million and $2.1 million, respectively, in 2006, 2007, 2008, 2009 and 2010, respectively. For the six month period ended June 30, 2011, we incurred $0.6 million in litigation costs. These costs may continue to be significant during 2011.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and we have eleven currently issued US patents and two currently issued Australian patents. Monitoring infringement of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights. We have applied for patent protection in a number of foreign countries, but the laws in these jurisdictions may not protect our proprietary rights as fully as in the United States. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

We lease private line capacity for our backbone from a third party provider, Global Crossing Ltd., or Global Crossing. Our contracts for private line capacity with Global Crossing generally have terms of three to four years. In March 2011 and January and September 2009, we amended our agreement with Global Crossing to enhance the private line capacity for our backbone. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party provider. Further, Level 3 Communications LLC, one of our direct competitors recently announced that it had entered into an agreement to acquire Global Crossing Ltd. Although alternative providers are available, it would be time consuming and expensive to identify and obtain alternative third party connectivity, and accordingly we are dependent on Global Crossing in the near term. Financial failure of Global Crossing could jeopardize utilization of the service fees pre-paid by us under our agreement with Global Crossing. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity on terms commercially acceptable to us or at all, our business and financial results would suffer. We may not be able to deploy on a timely basis enough network capacity to meet the needs of our customer base or effectively manage demand for our services.

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

We may seek to acquire businesses or technologies that are complementary to our business. For example, in May 2009, we acquired substantially all of the assets of Kiptronic, Inc., a developer of mobility and monetization solutions for content publishers; in January 2010, we acquired chors GmbH, an on-line and direct marketing solutions provider located in Germany; in April 2010, we acquired EyeWonder, Inc., a provider of interactive digital advertising products and services to advertisers; in July 2010, we acquired Delve Networks, Inc., a provider of online video solutions to manage, publish, measure and monetize high quality video content on the Internet; and in May 2011, we acquired Clickability, Inc. a software-as-a-service provider of web content management located in San Francisco, California, and AcceloWeb, (IL) Ltd., a provider of advanced technology that helps speed the presentation of web sites and applications located in Tel Aviv, Israel. Acquisitions involve a number of risks to our business, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, the possibility that our business culture and the business culture of the acquired companies will not be compatible, the difficulty of incorporating acquired technology and rights into our operations, expenses related to the acquisition and to the integration of the acquired companies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks related to the businesses of acquired companies that may continue to impact the businesses following the merger and potential unknown liabilities associated with acquired companies. Any inability to integrate operations or personnel in an efficient and timely manner could harm our results of operations.

In order to realize the expected benefits and synergies of our recent merger with EyeWonder and our acquisition of other acquired businesses, we must meet a number of significant challenges, including:

•	integrating the management teams, strategies, cultures, technologies and operations of the businesses;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers; and

•	implementing and retaining uniform standards, controls, procedures, policies and information systems.

It is possible that the integration process could result in the loss of the technical skills and management expertise of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and services. A failure to integrate the acquired organizations successfully could adversely affect our ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits of an acquisition. Even if we are able to integrate the EyeWonder business and other acquired business operations successfully, these integrations may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from these integrations, and these benefits may not be achieved within a reasonable period of time.

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

Internet-related and other laws relating to taxation issues, privacy, data security and consumer protection and liability for content distributed over our network, could harm our business.

Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our customers, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the Internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our customers, may become subject to increased taxation, which could harm our financial results either directly or by forcing our customers to scale back their operations and use of our services in order to maintain their operations. In addition, the laws relating to the liability of private network operators for information carried on, processed by or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our customers deliver. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.

Several other federal laws also could expose us to liability and impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for the delivery of customer content that infringe copyrights or other rights, so long as we comply with certain statutory requirements. In addition, the Children’s Online

Privacy Protection Act restricts the ability of online services to collect information from minors and the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Also, there are emerging regulation and industry standards regarding the collection and use of personal information and protecting the security of data on networks. Compliance with these laws, regulations and standards is complex and any failure on our part to comply with these regulations may subject us to additional liabilities.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 226 at December 31, 2010. As of June 30, 2011, we had 244 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

As of June 30, 2011, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 38% of our outstanding common stock, including approximately 27% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for acquisitions of companies complementary to our core CDN business, capital expenditures, working capital and other general corporate purposes. For the year ended December 31, 2010, we made capital expenditures of $34.2 million and expect aggregate capital expenditures of approximately 13%-15% of total revenue in 2011. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. In May 2011, we acquired AcceloWeb, (IL) Ltd. (AcceloWeb), for which we used $4.7 million and could use an additional $4.0 million if certain performance milestones are achieved. Also in May 2011, we acquired Clickability, Inc. (Clickability), for which we used $2.8 million. In July 2010, we acquired Delve Networks, Inc. for which we used approximately $2.6 million, net of cash acquired, and could use an additional $1.2 million if certain financial targets are achieved. On April 30, 2010, we acquired EyeWonder, Inc. for which we used approximately $62.0 million, net of cash acquired, and in January 2010 we acquired chors GmbH, for which we used approximately $2.0 million, net of cash acquired at the closing, and used an additional $0.3 million in 2011 for the achievement of specific financial targets during 2010. During 2011, pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation a portion of the net proceeds may be used to satisfy a final damages judgment, if any.

On May 2, 2011, we acquired Clickability, a privately-held software-as-a-service (SaaS) provider of web content management (WCM) located in San Francisco, California. The aggregate purchase price consisted of approximately $5.0 million of cash and 732,000 shares of our common stock with an estimated fair value on the acquisition date of approximately $4.6 million. At the closing, we issued approximately $4.9 million of cash and 382,000 common shares with an estimated fair value of approximately $2.4 million. The sale of such securities was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the Securities Act). There were no more than 35 purchasers issued securities in the transaction, and each purchaser was an accredited investor, as such term is defined in Rule 501 of Regulation D under the Securities Act, or represented that such purchaser had such knowledge and experience in financial or business matters either alone or together with a qualified representative that such purchaser was capable of evaluating the merits and risks of accepting and owning the securities issued in the transaction.

On May 9, 2011, we acquired AcceloWeb, a privately-held provider of advanced technology that helps speed the presentation of web sites and applications located in Tel Aviv, Israel. The aggregate purchase price consisted of approximately $5.0 million of cash paid at the closing and 1,100,629 shares of our common stock with an estimated fair value of approximately $7.0 million on the acquisition date. Under the terms of the merger agreement, 188,677 shares of the common stock portion of the purchase price with an estimated fair value on the acquisition date of approximately $1.2 million has been set aside in an escrow account and will be held for a period of up to 18 months following the closing date. Escrow amounts not then subject to a settled or pending, unsatisfied or unresolved indemnity claims will be released as soon as practicable following the end of the 18 month escrow period. The sale of such securities was made in reliance on Regulation S and Section 4(2) under the Securities Act. Each purchaser was located outside of the United States or was an accredited investor, as such term is defined in Rule 501 of Regulation D under the Securities Act.

ITEM 5. OTHER INFORMATION

At the Annual Meeting of Shareholders held on June 9, 2011, the Company’s shareholders voted, on an advisory basis, in favor of holding an advisory vote on the compensation of our named executive officers (“Say-on-Pay Vote”) every three years, as previously reported in the Current Report on Form 8-K filed by the Company on June 14, 2011. Based on these results, and consistent with its recommendation, the Board of Directors has determined that the Company will hold a Say-on-Pay Vote every three years unless changed as a result of a subsequent vote on the frequency of future Say-on-Pay votes. This Item 5 on Form 10-Q updates the Current Report on Form 8-K filed by the Company on June 14, 2011 solely for the purpose of disclosing the Company’s decision on the frequency of future Say-on-Pay Votes.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	333-33508	3.1	6/14/11

3.02	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE DOCUMENT **					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **					X

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT **					X

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT **					X

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT **					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: August 9, 2011	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	333-33508	3.1	6/14/11

3.02	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE DOCUMENT **					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **					X

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT **					X

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT **					X

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT **					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.