Form 10-Q
period 2011-09-30
Limelight Networks, Inc.
filed 2011-11-09
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2011: 108,187,084 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$143,840	$54,861
Marketable securities	13,889	12,009
Accounts receivable, net of reserves of $4,688 at September 30, 2011 and $6,732 at December 31, 2010	27,648	28,022
Income taxes receivable	833	215
Prepaid expenses and other current assets	23,789	8,277
Assets of discontinued operations	—	64,739

Total current assets	209,999	168,123
Property and equipment, net	58,904	52,891
Marketable securities, less current portion	66	103
Deferred income tax, less current portion	946	718
Goodwill	80,287	68,390
Other intangible assets, net	10,106	2,061
Other assets	10,624	6,354

Total assets	$370,932	$298,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,955	$10,300
Deferred revenue	5,867	6,554
Capital lease obligations, current portion	1,733	934
Other current liabilities	16,980	16,754
Liabilities of discontinued operations	—	6,301

Total current liabilities	34,535	40,843
Capital lease obligations, less current portion	2,543	1,641
Deferred income tax, less current portion	370	26
Deferred revenue	419	—
Other long-term liabilities	3,852	21

Total liabilities	41,719	42,531
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at September 30, 2011 and 150,000 shares authorized at December 31, 2010; 110,265 and 100,068 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	110	100
Additional paid-in capital	473,669	380,338
Contingent consideration	219	1,608
Accumulated other comprehensive income	216	329
Accumulated deficit	(145,001)	(126,266)

Total stockholders’ equity	329,213	256,109

Total liabilities and stockholders’ equity	$370,932	$298,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$42,352	$39,952	$125,313	$111,199

Cost of revenue:
Cost of services (1)	20,243	19,148	60,912	52,016
Depreciation — network	7,035	5,828	21,008	15,894

Total cost of revenue	27,278	24,976	81,920	67,910

Gross profit	15,074	14,976	43,393	43,289
Operating expenses:
General and administrative	8,416	6,328	23,498	22,434
Sales and marketing	9,176	10,021	29,903	28,891
Research and development	4,360	2,909	12,554	7,490
Depreciation and amortization	1,499	699	3,254	1,940

Total operating expenses	23,451	19,957	69,209	60,755

Operating loss	(8,377)	(4,981)	(25,816)	(17,466)
Other income (expense):
Interest expense	(89)	—	(225)	(3)
Interest income	186	210	624	767
Other (expense) income	(18)	(145)	17	(161)

Total other income	79	65	416	603

Loss before income taxes	(8,298)	(4,916)	(25,400)	(16,863)
Income tax (benefit) expense	(1,896)	406	(1,329)	1,110

Loss from continuing operations	(6,402)	(5,322)	(24,071)	(17,973)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	11,420	(632)	5,336	3,969

Net income (loss)	$5,018	$(5,954)	$(18,735)	$(14,004)

Basic net (loss) income per weighted average share:
Continuing operations	$(0.06)	$(0.05)	$(0.22)	$(0.19)
Discontinued operations	0.10	(0.01)	0.05	0.04

Total	$0.04	$(0.06)	$(0.17)	$(0.15)

Diluted net (loss) income per weighted average share:
Continuing operations	$(0.06)	$(0.05)	$(0.22)	$(0.19)
Discontinued operations	0.10	(0.01)	0.05	0.04

Total	$0.04	$(0.06)	$(0.17)	$(0.15)

Shares used in per weighted average share calculations:
Basic	113,662	98,634	110,231	92,547
Diluted	113,662	98,634	110,231	92,547

(1)	Cost of services excludes amortization related to certain intangibles, including existing technologies, customer relationships, trade names and trademark, which are included in depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Operating activities
Net loss	$(18,735)	$(14,004)
Income from discontinued operations	5,336	3,969

Net loss from continuing operations	(24,071)	(17,973)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	24,262	17,834
Share-based compensation	11,694	12,275
Deferred income taxes	(31)	10
Loss on sale of property and equipment	—	152
Accounts receivable charges	919	2,307
Accretion of marketable securities	(90)	274
Non cash tax benefit associated with sale of discontinued operations	(2,165)	—
Non cash cost basis investment	(679)	—
Changes in operating assets and liabilities:
Accounts receivable	384	(3,281)
Prepaid expenses and other current assets	(1,684)	1,065
Income taxes receivable	(268)	377
Other assets	(3,563)	1,234
Accounts payable	2,324	(999)
Deferred revenue	(2,561)	(4,227)
Other current liabilities	(4,302)	3,396
Other long term liabilities	1,002	21

Net cash provided by operating activities of continuing operations	1,171	12,465

Investing activities
Purchase of marketable securities	(15,316)	(27,470)
Sale of marketable securities	13,520	73,585
Purchases of property and equipment	(26,872)	(25,180)
Acquisition of discontinued operations	—	(63,907)
Acquisition of businesses, net of cash acquired	(7,360)	(2,622)
Proceeds from sale of discontinued operations	61,000	—

Net cash provided by (used in) investing activities of continuing operations	24,972	(45,594)

Financing activities
Payments on capital lease obligations	(982)	—
Payments of employee tax withholdings related to restricted stock	(1,060)	(632)
Cash paid for re-purchase of common stock	(9,210)	—
Proceeds from exercise of stock options	622	462
Proceeds from secondary public offering, net	77,049	—

Net cash provided by (used in) financing activities of continuing operations	66,419	(170)

Effect of exchange rate changes on cash	(96)	189

Discontinued operations
Cash used in operating activities of discontinued operations	(2,803)	(4,639)
Cash used in investing activities of discontinued operations	(684)	(226)

Net cash used in discontinued operations	(3,487)	(4,865)

Net increase (decrease) in cash and cash equivalents	88,979	(37,975)
Cash and cash equivalents at beginning of period	54,861	89,509

Cash and cash equivalents at end of period	$143,840	$51,534

Supplemental disclosure of cash flow information
Cash paid for interest	$135	$13

	For the Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash paid for income taxes	$1,649	$1,499

Property and equipment remaining in accounts payable and other current liabilities	$783	$5,157

Purchase of property and equipment under capital leases	$2,271	$2,564

Property and equipment acquired through leasehold incentives	$2,361	$—

Common stock issued in connection with acquisition of business	$8,216	$52,642

Contingent consideration common stock issued in connection with acquisition of business	$1,404	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Limelight Networks, Inc. (the Company) is a provider of high-performance content delivery network services. The Company provides scalable software services that improve the quality of online media, accelerate the performance of web applications, enable secure online transactions and manage and monetize digital assets. These services are supported by the Company’s global platform, which provides highly-available, highly-redundant storage, bandwidth and computing resources as well as connectivity to last-mile broadband network providers. The Company provides services to traditional and emerging media companies, or content publishers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries, as well as enterprises, technology companies, and government entities doing business online.

2. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term assets, provision for litigation, capitalized software, acquired intangibles, income and other taxes, the fair value of share-based compensation and other contingent liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate. The accompanying condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, are unaudited. The condensed consolidated balance sheet information as of December 31, 2010 is derived from the audited consolidated financial statements which were included in our Annual Report on Form 10-K filed with the SEC on March 11, 2011. The consolidated financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K filed on March 11, 2011.

On September 1, 2011, the Company completed the sale of its EyeWonder LLC and subsidiaries and chors GmbH video and rich media advertising services business (EyeWonder and chors) to DG FastChannel, Inc. (DG) The sale of EyeWonder and chors met the criteria for discontinued operations during the quarter ended September 30, 2011. Accordingly, the assets, liabilities and results of operations related to EyeWonder and chors have been classified as discontinued operations in all periods presented. See further discussion at Note 5.

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

As of January 1, 2011, the Company adopted ASU 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29). This update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The revised disclosure requirements will not affect our financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States GAAP and IFRSs” (ASU 2011-04), which changes the wording used to describe the requirements in United States GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between United States GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial position and results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment. ASU No. 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. The Company is currently evaluating the potential impact of adoption of this guidance on its consolidated financial position and results of operations.

Foreign Currency Translation

The Company analyzes the functional currency for each of its international subsidiaries periodically to determine if a significant change in facts and circumstances indicate that the primary economic currency has changed. As of December 31, 2010, the international subsidiaries acquired as part of the EyeWonder, Inc. and chors acquisitions had local currencies as their functional currencies, while the remaining international subsidiaries of the Company had the United States dollar as their functional currencies. During the first quarter of 2011, the Company analyzed the various economic factors of its international subsidiaries and determined that the operations of its subsidiaries that were previously determined to operate in a United States dollar functional currency environment had changed and that their functional currencies should be changed to the local currencies. The Company was historically primarily focused on the United States market and deployed network assets in foreign jurisdictions to support its United States customers. The Company is now conducting business and generating revenue from an international customer base. It has significantly expanded its sales, operations and finance resources internationally and various contracts were moved to the foreign subsidiaries to better match foreign currency costs with foreign currency revenues. Effective January 1, 2011, the adjustment from translating these subsidiaries’ financial statements from the local currency to the United States dollar was recorded as a separate component of accumulated other comprehensive loss. These foreign currency translation adjustments reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during each period. Upon the change in functional currency, the Company recorded a cumulative translation adjustment (CTA) of approximately $0.5 million, which is included in the condensed consolidated balance sheet. Because of the change in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period.

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

The following is a summary of available-for-sale securities at September 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$5,569	$—	$(3)	$5,566
Certificate of deposit	2,730	—	—	2,730
Commercial paper	1,499	—	—	1,499
Corporate notes and bonds	4,096	—	(2)	4,094

Total available-for-sale debt securities	13,894	—	(5)	13,889
Publicly traded common stock	12	54	—	66

Total available-for-sale securities	$13,906	$54	$(5)	$13,955

At September 30, 2011, the Company evaluated its investment portfolio in available-for-sale debt securities, and noted unrealized losses of approximately $5,000 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2011. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The amortized cost and estimated fair value of the available-for-sale debt securities at September 30, 2011, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$13,894	$—	$(5)	$13,889
Due after one year and through five years	—	—	—	—

	$13,894	$—	$(5)	$13,889

The following is a summary of available-for-sale securities at December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$8,985	$2	$(1)	$8,986
Corporate notes and bonds	3,022	1	—	3,023

Total available-for-sale debt securities	12,007	3	(1)	12,009
Publicly traded common stock	12	91	—	103

Total available-for-sale securities	$12,019	$94	$(1)	$12,112

The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 2010, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$12,007	$3	$(1)	$12,009
Due after one year and through five years	—	—	—	—

	$12,007	$3	$(1)	$12,009

4. Business Acquisitions

AcceloWeb, (IL) Ltd. Acquisition

On May 9, 2011, the Company acquired all the issued and outstanding shares of AcceloWeb, (IL) Ltd. (AcceloWeb), a Tel Aviv, Israel based privately-held provider of advanced technology that helps speed the presentation of web sites and applications. The services provided by AcceloWeb align with the Company’s current whole site acceleration strategy, providing a time to market advantage over development of a new product and furthers the Company’s value-added services growth strategy. The aggregate purchase price consisted of approximately $5.0 million of cash paid at the closing (cash paid net of cash acquired was $4.7 million) and 1,100,629 shares of the Company’s common stock with an estimated fair value of approximately $7.0 million on the acquisition date. The number of common shares issued at the closing was determined on the basis of the average closing market price of the Company’s common shares on the five days preceding the acquisition date. In addition, the purchase price included contingent consideration with an aggregate potential value of $8.0 million ($4.0 million payable in cash and $4.0 million payable in the Company’s common stock) which may be earned upon the achievement of certain performance milestones which will be measured quarterly during the eight full consecutive quarters ending June 30, 2013 (the Earn-Out). The fair value of the Earn-Out as of the acquisition date and at June 30, 2011 was determined to be approximately $6.2 million which was recorded in other long term liabilities and is comprised of $3.1 million payable in cash (the Cash Earn-Out) and $3.1 million payable in common stock (the Common Stock Earn-Out). The carrying value of the Earn-Out is accreted to its estimated redemption value with a charge to interest expense.

For the quarter ended September 30, 2011, management determined the initial assumptions used to develop estimated fair value of the contingent consideration were inappropriate and a correction was required to take into account information that should have been considered at the date of acquisition. Based on updated assumptions, the Company made an adjustment to the fair value of the Earn-Out from $6.2 million to $0.8 million. The estimated value of the contingent consideration as of acquisition date was comprised of $0.4 million payable in cash (the Cash Earn-Out) and $0.4 million payable in common stock (the Common Stock Earn-Out). The Company also reconsidered its projected future cash flows as a result of the change to assumptions used in estimating the fair value of the Earn-out. This resulted in corrections to the developed technology intangible asset and goodwill which are shown in the purchase price allocation table below. These corrections had no material effect on the consolidated financial statements of the Company as previously reported. The carrying value of the Earn-Out is accreted to its estimated redemption value with a charge to interest expense. Interest expense related to accretion of the Earn-Out totaled $47,000 in the nine months ended September 30, 2011. The number of shares of the Company’s common stock to be issued upon achievement of the Common Stock Earn-Out will be determined based on the average closing market price of the Company’s common shares on the five days preceding the last day of the fiscal quarter in which the Earn-Out consideration is earned. In accordance with ASC 480, “Distinguishing Liabilities from Equity”, the Common Stock Earn-Out has been classified as a liability because it will be settled in a variable number of shares with a fixed monetary value.

Under the terms of the merger agreement, 188,677 shares of the common stock portion of the purchase price with an estimated fair value on the acquisition date of approximately $1.2 million has been set aside in an escrow account and will be held for a period of up to 18 months following the closing date to satisfy any unresolved indemnification claims. Escrow amounts not then subject to a settled or pending, unsatisfied or unresolved indemnity claims, will be released as soon as practicable following the end of the 18-month escrow period. In addition, the Company incurred approximately $0.3 million of transaction costs, which primarily consisted of fees for legal services. These transaction costs are included in general and administrative expenses in the Company’s statement of operations for the three and nine month periods ended September 30, 2011. The Company’s consolidated financial statements include the results of operations of AcceloWeb from the date of acquisition. The historical results of operations of AcceloWeb were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the AcceloWeb acquisition will not be amortized and will be tested for impairment at least annually (see Note 8).

The following table presents the allocation of the purchase price for AcceloWeb and adjustments made during the three month period ended September 30, 2011:

	June 30, 2011	Adjustments		September 30, 2011
	(In thousands)
Consideration:
Cash	$5,000	$—		$5,000
Common stock	6,989	—		6,989
Contingent consideration – cash	3,091	(2,709	)(a)	382
Contingent consideration – common stock	3,090	(2,708	)(a)	382

Total consideration	$18,170	$(5,417)		$12,753

Acquisition-related costs (included in general and administrative expenses)	$304	$—		$304

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$2,137	$—		$2,137
Property and equipment	5	—		5
Developed technology intangible asset	5,080	(630)		4,450
Financial liabilities	(2,574)	151		(2,423)

Total identifiable net assets	4,648	(479)		4,169
Goodwill	13,522	(4,938)		8,584

	$18,170	$(5,417)		$12,753

(a)	Adjustments resulting from correction to Earn-Out discussed above.

Developed technology with a value of approximately $4.5 million is being amortized over its expected useful life of 5 years.

The goodwill resulting from the AcceloWeb acquisition is not deductible for income tax purposes.

In determining the purchase price allocation, the Company considered, among other factors, how a market participant would likely use the acquired assets and the historical and estimated future demand for AcceloWeb services. The estimated fair value of intangible assets was based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risks inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The relief-from-royalty method was used to value the technology acquired from AcceloWeb. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the technology acquired are as follows: royalty rate of 20%, discount rate of 42%, tax rate of 39% and an economic life of approximately 5 years.

The Company retained an independent third-party appraiser to assist management in its valuation which is finalized as of September 30, 2011.

Clickability Acquisition

On May 2, 2011, the Company acquired all the issued and outstanding shares of Clickability, Inc. (Clickability), a privately-held software-as-a-service (SaaS) provider of web content management located in San Francisco, California. The services provided by Clickability align with the Company’s current value-added services and furthers the Company’s value-added services growth strategy. The aggregate purchase price consisted of approximately $4.9 million of cash paid at the closing (cash paid net of cash acquired was $2.8 million), $0.1 million held by the Company to cover future claims and 732,000 shares of the Company’s common stock with an estimated fair value of approximately $4.6 million on the date of acquisition. The Company issued 382,000 common shares with an estimated fair value of approximately $2.4 million at the closing. Under the terms of the merger agreement, approximately 350,000 shares of the common stock portion of the purchase price with an estimated fair market value on the acquisition date of approximately $2.2 million and $0.1 million of cash will remain unissued to cover future claims. Approximately 60% of this amount is subject to an indemnification holdback and the remaining portion is subject to a retention holdback that has been set aside for a period of up to 12 months following the closing date. The indemnification holdback has been set aside for a period of up to 18 months following the closing date. Amounts of the indemnification holdback not then subject to a settled or pending indemnity claim will be released as soon as practicable following the end of the 18 month holdback period. The number of shares of common stock consideration for Clickability was determined on the basis of the average closing market price of the Company’s common shares on the thirty days preceding the acquisition date. In addition, the Company incurred approximately $0.1 million of transaction costs, which primarily consisted of fees for legal services. These transaction costs were included in general and administrative expenses in the Company’s statement of operations for the nine month period ended September 30, 2011. The Company’s consolidated financial statements include the results of operations of Clickability from the date of acquisition. The historical results of operations of Clickability were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the Clickability acquisition will not be amortized and will be tested for impairment at least annually (see Note 8).

The following table presents the allocation of the purchase price for Clickability:

(In thousands)
Consideration:
Cash	$5,000
Common stock	4,649

Total consideration	$9,649

Acquisition-related costs (included in general and administrative expenses)	$111

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$3,774
Property and equipment	429
Identifiable intangible assets	5,500
Financial liabilities	(4,133)

Total identifiable net assets	5,570
Goodwill	4,079

$9,649

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Technology	$2,120	3.0
Customer relationships	3,250	4.0
Trade names and trademarks	130	0.7

Total	$5,500

The total weighted average amortization period for the identifiable intangible assets acquired from Clickability is 3.5 years.

The goodwill resulting from the Clickability acquisition is not deductible for income tax purposes.

In determining the purchase price allocation, the Company considered, among other factors, how a market participant would likely use the acquired assets and the historical and estimated future demand for Clickability services. The estimated fair value of intangible assets was based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risks inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The relief-from-royalty method was used to value the trade names and trademarks and technology acquired from Clickability. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing trade names and trademarks acquired are as follows: royalty rate of 2.5%, discount rate of 21.5%, tax rate of 39% and an economic life of approximately 0.7 years. The key assumptions used in valuing the technology acquired are as follows: royalty rate of 10%, discount rate of 21.5%, tax rate of 39%, and an economic life of approximately three years.

The customer relationships were valued using a form of the income approach know as the multi-period excess earnings method. Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. The contributory asset charges are based on the fair value of the contributory assets and either pre-tax or after-tax cash flows are assessed charges representing “returns on” the contributory assets. A contributory asset charge for the use of the technology was assessed on pre-tax cash flows, while contributory asset charges for the use of the working capital, fixed assets, and assembled work force have been deducted from the after-tax cash flow in each year to determine the net future cash flow attributable to the relationships. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships acquired are as follows: discount rate of 21.5%, tax rate of 39% and estimated average economic life of four years.

The Company retained an independent third-party appraiser to assist management in its valuation which is finalized as of September 30, 2011.

Delve Networks, Inc. Acquisition

On July 30, 2010, the Company acquired Delve Networks, Inc. (Delve), a privately-held provider of value-added video publishing and analytics services located in Seattle, Washington. The aggregate purchase price of approximately $4.1 million consisted of approximately $2.6 million of cash paid at the closing and 262,453 shares of the Company’s common stock with an estimated fair value of approximately $1.1 million. The fair value of the common stock issued as consideration for Delve was determined on the basis of the closing market price of the Company’s common stock on the acquisition date. In addition, the Company recorded as part of the purchase price approximately $0.4 million of contingent consideration it estimates will be earned relating to an earn-out provision. The estimated earn-out obligation is comprised of approximately $0.2 million of cash consideration and approximately 51,210 shares of the Company’s common stock with an estimated value of approximately $0.2 million at the time of the acquisition. Under the terms of the merger agreement, approximately $0.6 million of the cash portion of the purchase price has been set aside in an escrow account and will be held for a period of up to 36 months following the closing date to satisfy any unresolved indemnification claims. In addition, the Company incurred approximately $0.2 million of transaction costs, which primarily consisted of fees for legal services. These transaction costs were included in general and administrative expenses in the Company’s statement of operations for the year ended December 31, 2010. The Company’s consolidated financial statements include the results of operations of Delve from the date of acquisition. The historical results of operations of Delve were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the Delve acquisition will not be amortized and will be tested for impairment at least annually (see Note 8). The goodwill resulting from the Delve acquisition is not currently deductible for income tax purposes.

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

In determining the purchase price allocation, the Company considered, among other factors, how a market participant would likely use the acquired assets and the historical and estimated future demand for Delve services. The estimated fair value of intangible assets was based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risks inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

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

The Company retained an independent third-party appraiser to assist management in its valuation which is finalized as of September 30, 2011.

EyeWonder, Inc. Acquisition

On April 30, 2010, the Company acquired EyeWonder, Inc., a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers headquartered in Atlanta, Georgia. The aggregate purchase price of approximately $114.0 million consisted of approximately $62.8 million of cash and 12,740,000 shares of the Company’s common stock with an estimated fair value of approximately $51.2 million. Under the terms of the merger agreement, 3,013,699 shares of the Company’s common stock were set aside in an escrow account subject to any unresolved indemnification claims. On June 28, 2011, 1,592,150 shares were released from the escrow and distributed to the former EyeWonder, Inc. shareholders. As of September 30, 2011, 1,416,549 shares of common stock remain in the escrow account subject to certain unresolved indemnification claims. The Company has recorded an asset of approximately $2.8 million related to escrow claims associated with the acquisition which the Company has deemed probable of recovery. As of September 30, 2011, the Company has $1.7 million of unpaid liabilities associated with the escrow claims. The liabilities are included in other current liabilities and the asset is included in prepaid expenses and other current assets in the accompanying balance sheets. On September 1, 2011, the Company sold EyeWonder to DG. See further discussion at Note 5, Discontinued Operations, for additional details related to the sale.

For a more detailed description of the EyeWonder, Inc. acquisition, please see Note 3, contained in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K filed with the SEC on March 11, 2011.

chors GmbH Acquisition

On January 27, 2010, the Company acquired chors, an on-line and direct marketing solutions provider located in Germany. The aggregate purchase price of approximately $5.9 million consisted of approximately $2.5 million of cash that was paid at closing, and 86,000 shares of the Company’s common stock with an estimated value of approximately $0.3 million that were issued at closing. In addition, the Company recorded as part of the purchase price approximately $3.1 million of contingent consideration relating to an earn-out provision. The earn-out obligation was comprised of approximately $0.3 million of cash consideration and 774,000 shares of the Company’s common stock with an estimated value of approximately $2.8 million at the time of the acquisition. In accordance with the terms and conditions of the contingent milestone consideration, the Company determined that the financial milestones were achieved and both the shares and cash were distributed to the former shareholders of chors in November 2010 (387,000 shares), March 2011 (387,000 shares), and April 2011 (approximately $0.3 million cash). On September 1, 2011, the Company sold chors to DG. See further discussion at Note 5, Discontinued Operations, for additional details related to the sale.

For a more detailed description of the chors acquisition, please see Note 3, contained in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K filed with the SEC on March 11, 2011.

5. Discontinued Operations

On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services business to DG for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million receivable from DG pursuant to the Purchase Agreement dated as of August 30, 2011 by and among the Company, DG and Limelight Networks Germany GmbH. The $5.0 million held in escrow is intended to cover DG’s ordinary operating expenses associated with the integration of EyeWonder and chors. The Company estimates that it will not receive any portion of the funds held in escrow and has excluded such amount from its calculation of the gain on sale of discontinued operations. The receivable from DG was determined by the Company based on estimated future cash payments from DG in accordance with the terms of the Purchase Agreement. During the three and nine months ended September 30, 2011 the Company recorded a gain on sale of discontinued operations of $14.3 million net of income taxes. The gain on sale also reflects the realization of foreign currency translation adjustment gains of approximately $0.4 million and $0.1 million in unrealized losses on investments previously included in accumulated other comprehensive income (loss).

The sale of EyeWonder and chors meets the criteria to be reported as discontinued operations. Accordingly, the assets and liabilities of EyeWonder and chors and their operating results have been reclassified to discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations. The Company operates as a single reporting segment and has included approximately $27.0 million of segment goodwill in the carrying amount of EyeWonder and chors in determining the gain on sale. This allocation was based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained.

The following table presents the carrying amount of the major classes of assets and liabilities of the discontinued operations (in thousands):

	August 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$2,677	$1,880
Accounts receivable, net	9,643	13,918
Income tax receivable	500	506
Prepaid expenses and other current assets	528	1,352
Property and equipment, net	1,619	1,516
Marketable securities	1,241	1,652
Goodwill	27,006	25,973
Other intangible assets, net	14,061	17,345
Other assets	288	597

Total assets	$57,563	$64,739

LIABILITIES
Accounts payable	$798	$1,936
Deferred revenue	342	323
Capital leases payable, current portion	134	115
Other current liabilities	1,542	3,246
Capital lease obligations, less current portion	—	109
Deferred income taxes	1,113	572
Other long-term liabilities	61	—

Total liabilities	$3,990	$6,301

The Company includes only revenues and costs directly attributable to the discontinued operations, in determining income (loss) from discontinued operations, and not those attributable to the ongoing entity. Accordingly, no general corporate overhead costs have been allocated to the discontinued operations. Operating results of discontinued operations for the three and nine months ended September 30, 2011 and 2010, respectively, and year ended December 31, 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2011	2010	2011	2010	2010(a)
Revenues	$4,907	$9,851	$22,302	$16,885	$29,104
Cost of revenues	(2,213)	(2,970)	(8,843)	(4,843)	(8,137)
General and administrative expenses	(1,461)	(2,031)	(5,622)	(3,661)	(5,933)
Sales and marketing expenses	(1,994)	(2,703)	(8,183)	(4,539)	(8,138)
Research and development expenses	(1,150)	(1,582)	(4,853)	(3,124)	(4,914)
Depreciation and amortization	(941)	(1,335)	(3,761)	(2,463)	(3,899)
Interest expense	(4)	(6)	(16)	(10)	(15)
Interest income	13	—	21	—	4
Other income	5	25	33	44	28
Gain on sale of discontinued operations, net of income taxes	14,323	—	14,323	—	—

Income (loss) before income taxes	11,485	(751)	5,401	(1,711)	(1,900)
Income tax (expense) benefit	(65)	119	(65)	5,680	3,779

Income (loss) from discontinued operations	$11,420	$(632)	$5,336	$3,969	$1,879

(a)	Represent operating results from date of acquisition of chors (January 27, 2010) and EyeWonder (April 30, 2010) through December 31, 2010.

The table below provides details of the computation of the gain on sale of EyeWonder and chors (in thousands):

Gross cash proceeds	$66,000
Less:
Escrow holdback	(5,000)
Estimated income taxes payable	(650)
Estimated selling expenses	(805)
Plus:
Net receivable from DG	10,921

Estimated net proceeds	70,466
Less:
Book value of assets sold	(57,563)
Income tax provision related to sale of discontinued operations	(2,873)
Add:
Book value of liabilities released	3,990
Other comprehensive income gains recognized	303

Gain on sale of discontinued operations, net of income taxes	$14,323

6. Accounts Receivable

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company records reserves against its accounts receivable balance for service credits and for doubtful accounts. Estimates are used in determining both of these reserves. The allowance for doubtful accounts charges are included as a component of general and administrative expenses.

Accounts receivable include (in thousands):

	As of September 30, 2011	As of December 31, 2010
Accounts receivable	$23,643	$26,685
Unbilled accounts receivable	8,693	8,069

	32,336	34,754
Less: credit allowance	(910)	(1,080)
Less: allowance for doubtful accounts	(3,778)	(5,652)

Total accounts receivable, net	$27,648	$28,022

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of September 30, 2011	As of December 31, 2010
Due from DG	$11,238	$—
Prepaid bandwidth and backbone services	2,831	3,238
Non-income taxes receivable (VAT)	2,475	1,549
Indemnity claim asset	2,820	93
Employee advances and prepaid recoverable commissions	119	171
Interest receivable	99	97
Other	4,207	3,129

Total prepaid expenses and other current assets	$23,789	$8,277

8. Goodwill and Other Intangible Assets

The Company has recorded goodwill and other intangible assets as a result of its business acquisitions of Kiptronic Inc. (Kiptronic), chors, EyeWonder, Inc., Delve, Clickability and AcceloWeb that occurred in May 2009, January 2010, April 2010, July 2010, May 2011 and May 2011, respectively. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. At September 30, 2011, the Company has recorded goodwill of approximately $80.3 million. The Company concluded that it has one reporting unit and assigned the entire balance of goodwill to this reporting unit at September 30, 2011.

During the quarter ended September 30, 2011, goodwill decreased by approximately $32.7 million and other intangible assets decreased by approximately $12.0 million, primarily due to the sale of EyeWonder and chors. The Company is required to perform an impairment assessment at least annually, and more frequently under certain circumstances. During the quarter ended September 30, 2011, the Company determined that the sale of EyeWonder and chors was a triggering event requiring the Company to perform an impairment assessment to determine whether the carrying amount of the remaining goodwill exceeded its fair value. In accordance with ASC 350, Intangibles — Goodwill and Other, the Company performed Step 1 goodwill impairment testing and concluded that the goodwill balance of approximately $80.3 million was not impaired as of the date of the sale of EyeWonder and chors. Goodwill is subject to annual impairment testing during the last quarter of the Company’s fiscal year. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of operations. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2011 were as follows (in thousands):

Balance, January 1, 2011	$68,390
No activity during the first quarter of 2011	—

Balance, March 31, 2011	68,390
Goodwill recorded in connection with the acquisition of Clickability	4,212
Goodwill recorded in connection with the acquisition of AcceloWeb	13,522
Foreign currency translation adjustment	(104)

Balance, June 30, 2011	$86,020
Purchase price adjustment in connection with the Clickability acquisition	(133)
Adjustment in connection with the AcceloWeb acquisition	(4,938)
Foreign currency translation adjustment	(662)

Balance, September 30, 2011	$80,287

Other intangible assets that are subject to amortization consist of the following (in thousands):

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,441	$(1,432)	$7,009
Customer relationships	3,412	(380)	3,032
Trade names and trademark	160	(95)	65
Domain names	11	(11)	—

Total other intangible assets	$12,024	$(1,918)	$10,106

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$2,270	$(374)	$1,896
Trademark	30	(5)	25
Customer relationships	162	(22)	140
Domain names	11	(11)	—

Total other intangible assets	$2,473	$(412)	$2,061

Aggregate expense related to amortization of other intangible assets included in continuing operations for the three months ended September 30, 2011 and 2010 was approximately $0.8 million and $0.1 million, respectively. For the nine months ended September 30, 2011 and 2010, aggregate expense related to amortization of other intangible assets included in continuing operations was approximately $1.5 million and $0.1 million, respectively. Based on the Company’s other intangible assets as of September 30, 2011, aggregate expense related to amortization of other intangible assets is expected to be $0.8 million for the remainder of 2011, and $2.9 million, $2.8 million, $2.2 million and $1.4 million for fiscal years 2012, 2013, 2014 and 2015 and beyond, respectively.

9. Property and Equipment

Property and equipment include (in thousands):

	As of September 30, 2011	As of December 31, 2010
Network equipment	$172,487	$151,099
Computer equipment	9,320	6,700
Furniture and fixtures	1,721	786
Leasehold improvements	6,719	3,374
Other equipment	480	498

	190,727	162,457
Less: accumulated depreciation	(131,823)	(109,566)

Total property and equipment, net	$58,904	$52,891

10. Other Assets

Other assets include (in thousands):

	As of September 30, 2011	As of December 31, 2010
Prepaid bandwidth and backbone services	$7,802	$4,326
Vendor deposits and other	1,504	1,573
Cost basis investments	1,085	405
Deferred expenses	183	—
Restricted cash	50	50

Total other assets	$10,624	$6,354

11. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010
Accrued compensation and benefits	$3,814	$6,197
Income taxes payable	3,013	1,427
Accrued cost of revenue	2,893	2,795
Accrued legal fees	1,420	1,545
Non income taxes payable	797	622
Contingent consideration liability	152	414
Other accrued expenses	4,891	3,754

Total other current liabilities	$16,980	$16,754

12. Other Long Term Liabilities

Other long term liabilities include (in thousands):

	As of September 30, 2011	As of December 31, 2010
Deferred rent	$3,007	$21
Contingent consideration liability	826	—
Other liabilities	19	—

Total other long term liabilities	$3,852	$21

13. Litigation

In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that the Company was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, United States Patent No. 6,553,413 (the ‘413 patent) and United States Patent No. 6,108,703 (the ‘703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent United States Patent No. 7,103,645 (the ‘645 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that the Company infringed four claims of the ‘703 patent at issue and rejecting the Company’s invalidity defenses for the period April 2005 through December 31, 2007. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages. In addition, the jury awarded prejudgment interest which the Company estimated to be $2.6 million at December 31, 2007. The Company recorded an aggregate $48.1 million as a provision for litigation as of December 31, 2007. During the year ended December 31, 2008, the Company estimated its revenue from alleged infringing methods totaled approximately 25% of total revenue. The Company recorded a potential additional provision for litigation totaling $15.5 million, plus additional interest of $2.0 million, for the year ended December 31, 2008. The total provision for litigation at December 31, 2008 was $65.6 million.

On July 1, 2008, the court denied the Company’s Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding the Company’s equitable defenses. The court conducted a bench trial in November 2008 regarding the Company’s equitable defenses. The Company also filed a motion for reconsideration of the court’s earlier denial of the Company’s motion for JMOL. The Company’s motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied the Company’s initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ‘703 patent and that the Company is entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order the Company has reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believes that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of the Company on May 22, 2009, and Akamai filed its notice of appeal of the court’s decision on May 26, 2009. The court heard arguments by both parties on June 7, 2010. On December 20, 2010 the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in the Company’s favor, and reinstated the appeal. The Federal Circuit will hear oral arguments on November 18, 2011, and issue its opinion after that date. The Company believes that it does not infringe Akamai’s patents and will continue to vigorously defend the action. The Company is not able at this time to estimate the range of potential loss nor, in light of the favorable United States district court order, does it believe that a loss is probable. Therefore, the Company has made no provision for this lawsuit in its financial statements.

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

14. Net Income (Loss) per Share

The Company calculates basic and diluted earnings per weighted average share based on net income (loss) and includes the restricted stock as participating securities. The Company uses the weighted-average number of common shares outstanding during the period, plus the restricted stock for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of convertible stock options and restricted stock units in the weighted-average number of common shares outstanding. Net income (loss) from continuing operations is utilized in determining whether potential commons shares are dilutive or antidilutive for purposes of computing diluted net income (loss) per share.

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss from continuing operations	$(6,402)	$(5,322)	$(24,071)	$(17,973)
Net income (loss) from discontinued operations	11,420	(632)	5,336	3,969

Net income (loss) available to common stockholders	$5,018	$(5,954)	$(18,735)	(14,004)

Basic weighted average common shares	113,662	98,634	110,231	92,547

Basic weighted average common shares	113,662	98,634	110,231	92,547
Dilutive effect of stock options and restricted stock units	—	—	—	—

Diluted weighted average common shares	113,662	98,634	110,231	92,547

Basic income (loss) per share:
Continuing operations	$(0.06)	$(0.05)	$(0.22)	$(0.19)
Discontinued operations	0.10	(0.01)	0.05	0.04

Basic net income (loss) per share	$0.04	$(0.06)	$(0.17)	$(0.15)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Diluted income (loss) per share:
Continuing operations	$(0.06)	$(0.05)	$(0.22)	$(0.19)
Discontinued operations	0.10	(0.01)	0.05	0.04

Diluted net income (loss) per share	$0.04	$(0.06)	$(0.17)	$(0.15)

For the three and nine month periods ended September 30, 2011 and 2010, an aggregate of approximately 3,406,000 and 4,679,000 respectively, and 4,369,000 and 4,551,000, respectively, outstanding options and common stock subject to repurchase were excluded from the computation of diluted net loss per common share because including them would have had an antidilutive effect.

15. Comprehensive Income (Loss)

The following table presents the calculation of comprehensive loss and its components (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$5,018	$(5,954)	$(18,735)	$(14,004)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investments	(41)	27	(43)	(7)
Cumulative translation adjustment	—	—	494	—
Foreign currency translation adjustments	(1,285)	—	(113)	—
Discontinued operations	—	1,911	—	664

Other comprehensive income (loss)	(1,326)	1,938	338	657

Comprehensive income (loss)	$3,692	$(4,016)	$(18,397)	$(13,347)

Realized foreign currency translation adjustment gains of $0.4 million and $0.1 million in unrealized losses on investments attributable to the sale of EyeWonder and chors are included in net income (loss) during the three and nine month periods ended September 30, 2011.

For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of September 30, 2011	As of December 31, 2010
Net unrealized gain on investments, net of tax	$75	$118
Discontinued operations	—	211
Foreign currency translation	141	—

Total accumulated other comprehensive gain	$216	$329

16. Stockholders’ Equity

Common Stock

On September 12, 2011, the Company’s board of directors approved a repurchase plan that authorizes the Company to repurchase up to $25 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the period September 12, 2011 through September 30, 2011, the Company purchased and cancelled approximately 3.8 million shares of common stock for approximately $9.1 million (excluding commissions, markups or expenses) under the repurchase plan.

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

On May 2, 2011, the Company acquired Clickability, a privately-held SaaS provider of web content management (WCM) located in San Francisco, California. The purchase price included approximately 732,000 shares of the Company’s common stock with an estimated fair value on the acquisition date of approximately $4.6 million. The Company issued approximately 382,000 common shares at the closing with an estimated fair value of approximately $2.4 million. Under the terms of the merger agreement, approximately 350,000 shares of the common stock portion of the purchase price or approximately $2.2 million will remain unissued for a period of up to 18 months following the closing date to satisfy any unresolved claims. See Note 4 for a more detailed description of the Clickability acquisition.

On May 9, 2011, the Company acquired AcceloWeb, a privately-held provider of advanced technology that helps speed the presentation of web sites and applications located in Tel Aviv, Israel. The purchase price included 1,100,629 shares of the Company’s common stock issued at closing with an estimated fair value of approximately $7.0 million on the acquisition date. See Note 4 for a more detailed description of the AcceloWeb acquisition.

17. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation expense by type of award:
Stock options	$2,424	$2,512	$7,308	$7,467
Restricted stock awards and units	565	1,556	4,386	4,808

Total share-based compensation expense	$2,989	$4,068	$11,694	$12,275

Effect of share-based compensation expense on statement of operations by categories:
Cost of services	$514	$609	$1,805	$1,779
General and administrative expense	1,093	1,418	4,133	4,574
Sales and marketing expense	695	1,246	2,932	3,702
Research and development expense	687	795	2,824	2,220

Total cost related to share-based compensation expense	$2,989	$4,068	$11,694	$12,275

Unrecognized share-based compensation expense totaled $31.5 million at September 30, 2011, of which approximately $20.0 million related to stock options and approximately $11.5 million related to RSUs. The Company currently expects to amortize approximately $4.2 million during the remainder of 2011, $14.3 million in 2012 and the remainder thereafter based upon the scheduled vesting of the stock options, restricted stock awards and units outstanding at that time.

In May 2009, the Company granted 282,168 performance based RSUs to various employees. As of September 30, 2011, 206,547 of these RSUs remained outstanding. The performance based RSUs will only vest if a specific revenue target is achieved in any one quarter during the ten full quarters following the date of the grant and provided the employee remains with the Company through the vesting date. The Company determined that the performance requirement was achieved during the third quarter of 2011, and accordingly, the RSUs are now subject to time-based vesting.

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

On December 30, 2010, the Company approved an award of 300,000 performance-based RSUs to the Company’s CEO. All or a portion of the RSUs granted to the CEO (and not forfeited) may become eligible for vesting in three tranches of 100,000 RSUs based upon the achievement of certain financial performance targets, provided that the CEO remains an employee or service provider of the Company on each vesting date. RSUs that do not become eligible are forfeited. As of September 30, 2011, the performance requirements related to two tranches totaling 200,000 RSUs have been established and the Company estimates that the performance requirements related to one of these tranches are probable of being achieved. The performance requirement related to the third tranche will be established in the first quarter of 2012.

On February 17, 2011 the Company granted 525,000 stock options to certain executive officers. Each of the stock option awards vest one forty-eighth (1/48th) on February 1, 2011, and one forty-eighth (1/48th) each month thereafter on the first day of each month, provided the executive officer remains with the Company through each such vesting date.

On September 14, 2011 the Company granted 200,000 stock options to the Company’s CEO. One hundred percent (100%) of the stock option award shall vest on December 31, 2012, provided the executive officer remains a service provider to the Company through the vesting date. Notwithstanding any provision to the contrary in the employment agreement between the CEO and the Company, in the event of a Change of Control, one hundred percent (100%) of the awards described herein shall vest on the earlier of (i) ninety (90) days following a Change of Control, provided that the officer remains a Service Provider on such date, and (ii) termination of the employment of the officer without Cause in connection with a Change of Control (as such terms are defined in the grant agreement).

On September 14, 2011 the Company granted 790,000 RSUs to certain executives of the Company. One hundred percent (100%) of the RSUs award shall vest on December 31, 2012, provided the executive officer remains a service provider to the Company through the vesting date. Notwithstanding any provision to the contrary in the employment agreement between the officer and the Company, in the event of a Change of Control, one hundred percent (100%) of the RSUs described herein shall vest on the earlier of (i) ninety (90) days following a Change of Control, provided that the officer remains a Service Provider on such date, and (ii) termination of the employment of the officer without Cause in connection with a Change of Control (as such terms are defined in the grant agreement).

18. Related Party Transactions

The Company leases office space to an entity in which current members of its board of directors have an ownership interest. During the three month periods ended September 30, 2011 and 2010, respectively, the Company received approximately $22,478 and $0, respectively, from this entity for office space rental. For the nine month periods ended September 30, 2011 and 2010, respectively, the Company received approximately $52,807 and $0, respectively, from this entity for office space rental.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive staff and board of directors. Revenue derived from related parties was less than 1% of the Company’s total revenue for the three and nine month periods ended September 30, 2011. For the three and nine month periods ended September 30, 2010, the Company did not generate any revenue from related parties.

The Company leased office space from a company owned by one of the Company’s executives. The Company did not incur any rent expense for the lease, including reimbursement for telecommunication lines, for each of the three month periods ended September 30, 2011 and 2010, respectively. For the nine month periods ended September 30, 2011 and 2010, rent expense for the lease, including reimbursement for telecommunication lines, was approximately $0 and $4,000, respectively.

19. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space and office equipment which expire through 2019. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of September 30, 2011 are as follows (in thousands):

2011	$438
2012	2,885
2013	3,073

2014	2,756
2015 and thereafter	8,745

Total minimum payments	$17,897

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. The following summarizes minimum commitments as of September 30, 2011 (in thousands):

2011	$9,469
2012	29,314
2013	18,237
2014	16,516
2015 and thereafter	16,651

Total minimum payments	$90,187

Capital Leases

The Company leases equipment under capital lease agreements which extend through 2016. As of September 30, 2011, the outstanding balance for capital leases was approximately $4.3 million. The Company has recorded assets under capital lease obligations of approximately $4.4 million as of September 30, 2011. Related accumulated amortization totaled approximately $1.0 million as of September 30, 2011. The assets acquired under capital leases and related accumulated amortization is included in property and equipment, net in the condensed consolidated balance sheet. The related amortization is included in depreciation and amortization expense in the condensed consolidated statements of operations. Interest expense related to capital leases was approximately $57,000 and $0, respectively, for the three month periods ended September 30, 2011 and 2010, respectively. For the nine month periods ended September 30, 2011 and 2010, interest expense related to capital leases was approximately $131,000 and $0, respectively.

Future minimum capital lease payments at September 30, 2011 are as follows (in thousands):

2011	$498
2012	1,889
2013	1,379
2014	498
2015 and thereafter	364

Total	4,628
Amounts representing interest	(352)

Present value of minimum lease payments	$4,276

20. Income taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based upon the Company’s estimated annual effective tax rate and discrete items, the tax benefit for the three and nine months ended September 30, 2011 was approximately $1.9 and $1.3 million, respectively. For the three months and nine months ended September 30, 2010, the Company had tax expense of approximately $0.4 million and $1.1 million, respectively. The income tax benefit of $1.3 million on the Company’s loss from continuing operations before income taxes of $25.4 million during the nine months ended September 30, 2011 was comprised of an income tax benefit of $2.1 million on losses from continuing operations recorded as a result of the sale of EyeWonder and chors offset by $0.7 million for income taxes related primarily to our foreign operations and $0.1 million for state tax expense. The Company’s effective income tax rate was different than its statutory income tax rate due primarily to providing for a valuation allowance on deferred tax assets in certain jurisdictions, recording of foreign tax for the period, and recording of a tax benefit on losses from continuing operations related to the sale of EyeWonder and chors.

In general, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including discontinued operations, in the current year. Pursuant to ASC 740-20-45-7, the gain from discontinued operations was considered in determining the $2.1 million tax benefit allocated to the loss from continuing operations.

The sale of EyeWonder and chors resulted in an estimated gain for tax purposes of approximately $52.0 million. The Company anticipates that it will utilize a significant portion of its deferred tax assets related to net operating loss carryforwards to offset the gain on the sale. There is no Federal or foreign income taxes payable expected as a result of the sale. Estimated state taxes of $0.7 million related to the sale has been recorded in discontinued operations.

During the nine months ended September 30, 2011, management performed an assessment of the recoverability of deferred tax assets. Management determined that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude that it was more likely than not that its deferred tax assets would not be realized and the Company accordingly maintained its existing valuation allowance.

As of September 30, 2011, the Company has approximately $53,000 of total unrecognized tax benefits. This total of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate. Unrecognized tax benefits did not change materially for the three and nine months ended September 30, 2011. The Company anticipates its unrecognized tax benefits will continue to decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign jurisdictions. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of September 30, 2011, the Company has recorded a liability of $141,000 for the accrual of deficiency interest and penalties, which did not materially change during the three and nine months ended September 30, 2011.

The Company files United States federal, United States state, and foreign income tax returns. For United States federal, and for certain United States state tax returns, the fiscal 2007 through 2010 tax years remain open for examination by tax authorities. The Company is not currently under examination by any taxing authorities.

21. Segment Reporting

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Domestic revenue	$28,811	$28,030	$87,068	$80,055
International revenue (EMEA and Asia Pacific)	13,541	11,922	38,245	31,144

Total revenue	$42,352	$39,952	$125,313	$111,199

The following table sets forth long-lived assets by geographic area (in thousands):

	As of September 30, 2011	As of December 31, 2010
Domestic long-lived assets	$45,336	$37,631
International long-lived assets	13,568	15,260

Total long-lived assets	$58,904	$52,891

22. Fair Value Measurements

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

As of September 30, 2011 and December 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds and US Government Agency Bonds, and publicly traded stocks, which are classified as marketable securities and acquisition related contingent consideration which is classified as a current liability on the Company’s condensed consolidated balance sheet.

The following is a summary of marketable securities, other investment-related assets and current liabilities held at September 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds	$5,566	$—	$5,566	$—
Certificate of deposit	2,730	—	2,730	—
Commercial paper	1,499	—	1,499	—
Corporate notes and bonds	4,094	—	4,094	—
Publicly traded common stock	66	66	—	—

Total assets measured at fair value	$13,955	$66	$13,889	$—

Liabilities:
Acquisition related contingent consideration	$978	$—	$—	$978

Total liabilities measured at fair value	$978	$—	$—	$978

For the nine month period ended September 30, 2011, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the nine month period ended September 30, 2011, the Company had net unrealized losses of approximately $424,000.

The fair value measurement for the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The following is a summary of marketable securities, other investment-related assets and current liabilities held at December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds	$8,986	$—	$8,986	$—
Corporate notes and bonds	3,023	—	3,023	—
Publicly traded common stock	103	103	—	—

Total assets measured at fair value	$12,112	$103	$12,009	$—

Liabilities:
Acquisition related contingent consideration	$414	$—	$—	$414

Total liabilities measured at fair value	$414	$—	$—	$414

(1)	The Company previously classified all of its marketable securities as using Level 1 inputs. The Company has determined that the pricing methods for these investments use significant other observable inputs. Accordingly, such investments held in prior periods have been reclassified to correct the prior year presentation. The reclassification had no impact on the fair value of investments in any period presented.

The progressions of the Company’s Level 3 instruments for the nine month period ended September 30, 2011 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2011	$414
Additions	—
Change in value	—

Balance at March 31, 2011	$414
Purchase price allocation addition	6,181
Accretion	62
Payment of contingent consideration	(281)

Balance at June 30, 2011	$6,376
Accretion	19
Adjustment	(5,417)

Balance at September 30, 2011	$978

The progressions of the Company’s Level 3 instruments for the year ended December 31, 2010 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2010	$—
Additions	3,092
Change in value	—

Balance at March 31, 2010	$3,092
Additions	—
Change in value	(38)

Balance at June 30, 2010	$3,054

Acquisition Related Contingent Consideration
Additions	500
Change in value	28

Balance at September 30, 2010	$3,582
Additions	—
Reclassification to equity	(1,608)
Distribution of contingent consideration	(1,400)
Change in value	(160)

Balance at December 31, 2010	$414

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2011. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this quarterly report on Form 10-Q and in our other SEC filings. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation.

Overview

We were founded in 2001 as a provider of content delivery network (CDN) services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. We derive revenue from the sale of services to our customers. These services include the delivery of digital media, including video, music, games, software and social media, the acceleration of web sites and web-based applications, and value-added services such as mobility, storage, video and web content management and consulting. We also provide on-demand software, platform, and infrastructure services that help global businesses reach and engage audiences on mobile or connected devices, enabling them to enhance their brand presence, build stronger customer relationships, manage video assets, analyze viewer preferences, optimize their advertising, and monetize their digital assets. We operate in one business segment. We provide services to customers in North America, EMEA, and the Asia Pacific region. As of September 30, 2011, we had approximately 1,602 active customers worldwide.

Our CDN and web content management customers generally execute contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. We define usage as customer data sent or received using our CDN service, or content that is hosted or cached by us at the request or direction of our customer. Usage is tracked using a software system that measures either the gigabytes transferred (GB Transfer) or megabits per second (Mbps) of usage per customer per month. GB Transfer measures usage by counting each GB of a customer’s content that is sent or received using our network. Mbps measures usage by determining the rate at which a customer’s content moves across our network. We have entered into an increasing number of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods and in some cases, other arrangements. The nature of services provided as part of the minimum commitment may vary by customer; but substantially all of the services provided by us and associated with a minimum commitment are core CDN services. We believe that having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing any customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase. We also derive revenue from services and events sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

We have continued to expand our value-added services as more content and advertising dollars shift online, there is continued growth in mobile devices, and software applications and information technology services are shifting to cloud computing. We believe that these industry-wide trends may drive demand for our value-added services. In the third quarter of 2011, we introduced new releases of software-as-a-service (SaaS), and platform-as-a-service solutions that are synergistic with our CDN, such as the Limelight Video Platform, our online video platform solution, Limelight Dynamic Site Platform, our web content management platform, Limelight Dynamic Site for Mobile, our mobile publishing service, Limelight Accelerate, our web and application acceleration service and Limelight Agile Storage, our cloud storage solution, which we believe may drive growth and higher margins over time.

In addition to expanding our value-added services, we have also continued to expand the capacity and capabilities, and to enhance the performance and efficiency of our CDN platform. Although we believe that we may have improved margins in our CDN as we expand our customer base and use a greater proportion of our capacity, we expect the majority of our margin increases to result from our value-added services increasing as a percentage of our revenue.

On September 12, 2011, our board of directors approved a repurchase plan in compliance with Rules 10b-18 and 10b5-1 of the Securities Exchange Act of 1934 that authorizes us to repurchase up to $25 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the three month period ended September 30, 2011, we repurchased and cancelled 3,809,800 shares at an average price per share of approximately $2.40 per share. The price range of the shares repurchased was between $2.23 and $2.55 per share. The total amount expended before commissions, markups and expenses was approximately $9,133,841.

On September 1, 2011, we completed the sale of our EyeWonder LLC and chors GmbH video and rich media advertising services business (EyeWonder and chors) to DG FastChannel, Inc. (DG) for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million receivable. Accordingly, the results related to the sale of EyeWonder and chors for the third quarter and prior periods have been reclassified to discontinued operations and have not been included in our management’s discussion and analysis of financial condition and results of operations. At the time of purchase, we were pursuing a strategy of business growth through our core content delivery services and our value added services offerings which through the acquisition provided us access directly to the “Rich Media” advertising market. Rich Media refers to online advertising that uses a range of interactive digital media, including streaming video and audio. We subsequently determined to concentrate our value added services in mobility, web and video content management, web application acceleration, cloud storage, and consulting which we collectively refer to as our software-as-a-service solutions (SaaS). This transaction will enable us to focus on continuing to grow and invest in our globally distributed computing platform and our rapidly expanding SaaS solutions. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for additional information about the sale of our EyeWonder and chors rich media advertising services business.

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

On May 2, 2011, we acquired all of the issued and outstanding shares of Clickability Inc. (Clickability), a privately-held SaaS provider of web content management located in San Francisco, California. The aggregate purchase price consisted of approximately $4.9 million of cash paid at the closing (cash paid net of cash acquired was $2.8 million), $0.1 million held by us to cover future claims and 732,000 shares of our common stock with an estimated fair value of approximately $4.6 million on the date of acquisition. We issued 382,000 common shares at the closing with an estimated fair value of approximately $2.4 million. Under the terms of the merger agreement, approximately 350,000 shares of the common stock portion of the purchase price or approximately $2.2 million and $0.1 million of cash will remain unissued for a period of up to 18 months following the closing date to satisfy any unresolved future claims. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for additional information about our Clickability acquisition. As of September 30, 2011, there had been no claims made against the unissued shares.

        On May 9, 2011, we acquired all of the issued and outstanding shares of AcceloWeb, (IL) Ltd. (AcceloWeb), a Tel Aviv, Israel based privately-held provider of advanced technology that helps speed the presentation of web sites and applications. The aggregate purchase price consisted of approximately $5.0 million of cash paid at the closing (cash paid net of cash acquired was $4.7 million) and 1,100,629 shares of our common stock issued at closing with an estimated fair value of approximately $7.0 million on the acquisition date. In addition, the purchase price included contingent consideration with an aggregate value of $0.8 million ($0.4 million payable in cash and $0.4 million payable in our common stock) which may be earned upon the achievement of certain performance milestones which will be measured quarterly during the eight full consecutive quarters ending June 30, 2013. The fair value of the contingent consideration at September 30, 2011 was $0.8 million. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for additional information about our AcceloWeb acquisition.

Traffic on our network and our value-added services business has continued to grow. This traffic growth is primarily the result of growth in the traffic delivered to existing customers and to a lesser extent on behalf of new customers. Our CDN revenue is generated by charging for traffic delivered. While our traffic continued to grow, our revenue generated from such traffic grew at a much slower rate as a result of unit price compression. Our value-added services revenue represented substantially all of our revenue growth during the three month period ended September 30, 2011. During 2010, we added new customers both through new business and through our business acquisitions. During the three month period ended September 30, 2011, we continued to add new customers and also elected not to renew certain customers as we continue to focus on customer quality. Our average number of products per customer is 1.8.

Historically, we have derived a portion of our revenue from outside of the United States. Our international revenue has grown recently, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2010, revenue derived from customers outside North America accounted for approximately 27% of our total revenue. For the year ended December 31, 2010 we derived approximately 57% of our international revenue from EMEA and approximately 43% of our international revenue from Asia Pacific. For the three month periods ended September 30, 2011 and 2010, revenue derived from customers outside North America accounted for approximately 32% and 30%, respectively, of our total revenue. For the nine month periods ended September 30, 2011 and 2010 revenue derived from customers outside North America accounted for approximately 31% and 28%, respectively, of our total revenue. For the three and nine month periods ended September 30, 2011, we derived approximately 46% and 50%, respectively, of our international revenue from EMEA and approximately 54% and 50%, respectively, of our international revenue from Asia Pacific. We expect foreign revenue to continue to increase in absolute dollars in 2011. Our international business is managed as a single-geographic segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2010 sales to our top 10 customers, in terms of revenue, accounted for approximately 34% of our total revenue and we had no customer that accounted for more than 10% of our revenue. For the three and nine month periods ended September 30, 2011, sales to our top 10 customers, in terms of revenue, accounted for approximately 35% and 34%, respectively, of our total revenue. During the three and nine month periods ended September 30, 2011 we had one customer, Netflix, Inc. (Netflix) that accounted for more than 10% of our revenue during the period. During the three and nine month periods ended September 30, 2011, Netflix represented approximately 12% and 11%, respectively, of our total revenue. We anticipate customer concentration levels will remain consistent with 2010. In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services for resale to their end customers. Revenue generated from sales to reseller customers accounted for approximately 5% of our total revenue for the year ended December 31, 2010. For the three and nine month periods ended September 30, 2011, revenue generated from sales to reseller customers accounted for approximately 4% of our total revenue.

In addition to these revenue related business trends, our cost of revenue increased in absolute dollars and as a percentage of revenue for the three and nine month periods ended September 30, 2011 compared to the three and nine month periods ended September 30, 2010. The three month period ended September 30, 2011 includes a full quarter of cost of revenue for Clickability and AcceloWeb that we acquired in May 2011. The nine month period ended September 30, 2011 includes five months of cost of revenue for Clickability and AcceloWeb. The increase in absolute dollars was primarily due to increased bandwidth and co-location fees, due to increased traffic and expansion of our CDN, increased depreciation expense on our network equipment, as we continue to build-out our expanding network and refresh our network equipment, and increased payroll and related employee costs for operations personnel, who are responsible for managing and monitoring our CDN and delivery of our value-added services.

Operating expenses increased in absolute dollars and as a percentage of revenue for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010. The three month period ended September 30, 2011 includes a full quarter of operating expenses from our recent acquisitions of Clickability and AcceloWeb. This increase was primarily due to increased general and administrative costs (primarily increased bad debt expense, increased facilities and facilities related costs and increased litigation expenses), increased research and development costs (primarily payroll and related employee costs due to increased staffing), and increased non-network related depreciation and amortization (primarily due to increased amortization of intangible assets from our business acquisitions). These increases in general and administrative expense and research and development expense were offset by lower sales and marketing expenses. The decrease in sales and marketing expense was primarily due to decreased payroll and related employee costs.

For the nine month period ended September 30, 2011, operating expenses increased in absolute dollars and remained constant as a percentage of revenue compared to the nine month period ended September 30, 2010. The nine month period ended September 30, 2011 includes five months of operating expenses from our recent acquisitions of Clickability and AcceloWeb. This increase was primarily due to increased general and administrative costs (primarily payroll and related employee costs, due to increased staffing, and increased facility and facilities related costs, offset by lower litigations expenses and lower bad debt expense), increased sales and marketing expenses (primarily increased marketing expenses and increased employee events, offset by a decrease in share-based compensation), increased research and development costs (primarily payroll and related employee costs due to increased staffing and increased share-based compensation) and increased non-network related depreciation and amortization (primarily due to increased amortization of intangible assets from our business acquisitions).

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2008, 2009, and 2010 we made capital purchases of $17.4 million, $20.4 million, and $33.6 million, respectively. For the nine month period ended September 30, 2011, we made capital investments of $26.9 million. We expect to have ongoing capital expenditure requirements as we continue to invest in, refresh and expand our CDN. For 2011, we currently anticipate making aggregate capital expenditures of approximately 17%-18% of total revenue for the year.

For the three and nine month periods ended September 30, 2011, we generated revenue from certain customers that are entities related to certain of our executives or members of our board of directors. For the three and nine month periods ended September 30, 2011, revenue generated from related parties was less than 1% of our total revenue. For the year ended December 31, 2010, we did not generate any revenue from related parties.

We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc. (Akamai) and its licensor, the Massachusetts Institute of Technology (MIT) in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue (United States Patent No. 6,108,703 (the ‘703 patent) and rejecting our invalidity defenses. The court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us on May 22, 2009. Akamai filed a notice of appeal of the court’s decision on May 26, 2009; and the Court of Appeals for the Federal Circuit heard arguments by both parties on June 7, 2010. On December 20, 2010 the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. The Federal Circuit will hear oral arguments on November 18, 2011, and issue its opinion after that date. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position. We are not able at this time to estimate the range of potential loss nor, in light of the favorable United States district court order, do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

Our future results will be affected by many factors, including those identified in the section captioned “Risk Factors,” in this quarterly report on Form 10-Q, and our ability to:

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Akamai to a favorable conclusion;

•	prevent disruptions to our services and network due to accidents or intentional attacks;

•	continued ability to deliver a portion of our traffic through settlement free peering relationships which significantly reduce our cost of delivery; and

•	successfully integrate the businesses we have acquired.

As a result, we cannot assure you that we will achieve our expected financial objectives, including positive net income.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with United States generally accepted accounting principles (GAAP) for interim periods. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long-term assets, capitalized software, acquired intangibles, provision for litigation, income and other taxes, the fair value of stock-based compensation and other contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We review these estimates and judgments on an ongoing basis. We also have other policies that we consider key accounting policies, such as our policy regarding foreign currency translation described below; however, we do not believe this policy requires us to make estimates or judgments that are as difficult or subjective as those noted above and disclosed in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

Foreign Currency Translation

We analyze the functional currency for each of our international subsidiaries periodically to determine if a significant change in facts and circumstances indicate that the primary economic currency has changed. As of December 31, 2010, the international subsidiaries we acquired as part of the EyeWonder, Inc. and chors acquisitions had local currencies as their functional currencies, while our remaining international subsidiaries had the United States dollar as their functional currencies. During the first quarter of 2011, we analyzed the various economic factors of our international subsidiaries and determined that the operations of our subsidiaries that were previously determined to operate in a United States dollar functional currency environment had changed and that their functional currencies should be changed to the local currencies. Effective January 1, 2011, the adjustment from translating these subsidiaries’ financial statements from the local currency to the United States dollar was recorded as a separate component of accumulated other comprehensive loss. These foreign currency translation adjustments reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during each period. Upon the change in functional currency, we recorded a cumulative translation adjustment (CTA) of approximately $0.5 million, which is included in the condensed consolidated balance sheet. Because of the change in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period.

As of September 30, 2011, there have been no material changes to any of the critical accounting policies as described in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

Results of Continuing Operations

Revenue

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Revenue	$42,352	$39,952	$2,400	6%	$125,313	$111,199	$14,114	13%

Revenue increased 6%, or $2.4 million, to $42.4 million for the three months ended September 30, 2011 as compared to $40.0 million for the three months ended September 30, 2010. The increase in revenue for the three month period ended September 30, 2011 compared to the same period in the prior year was primarily attributable to an increase in our value-added services revenue of approximately $5.1 million. Our value-added services revenue, which collectively refers to our SaaS solutions for mobility, web and video content management, web application acceleration, cloud storage, and consulting, includes revenue from the date of acquisition of Delve, Clickability and AcceloWeb. The increase in value-added services revenue is primarily attributable to increases in our web content management, storage, video publishing and mobile product offerings. The increase in value-added services revenue was offset by a decrease in our CDN revenue of approximately $2.7 million. Of this decrease, approximately $2.2 million is due to a reduction in our network pop-build and license revenue from Microsoft. We continued to increase the amount of traffic moving through our network; however the revenue generated from the increase in traffic grew at a much lower rate and we continue to see a decline in our average unit sales price and a decline in network services revenue. For the nine month period ended September 30, 2011, total revenues increased 13%, or $14.1 million, to $125.3 million as compared to $111.2 million for the nine months ended September 30, 2010. The increase in revenue for the nine month period ended September 30, 2011 compared to the same period in the prior year was attributable to an increase in our value-added services revenue of approximately $14.1 million. The increase in value-added services revenue was attributable to increases in our web content management, storage, video publishing and mobile product offerings. As of September 30, 2011, we had approximately 1,602 customers compared to approximately 1,565 as of September 30, 2010. This increase in customers is primarily the result of new customers acquired through our acquisitions of Clickability and AcceloWeb.

For the three months ended September 30, 2011 and 2010, approximately 32% and 30%, respectively, of our total revenues were derived from our operations located outside of North America. For the three months ended September 30, 2011 and 2010, we derived approximately 46% and 60%, respectively, of our international revenue from EMEA and approximately 54% and 40%, respectively, of our international revenue from Asia Pacific. For the nine months ended September 30, 2011 and 2010, approximately 31% and 28%, respectively, of our total revenues were derived from our operations located outside of North America. For the nine months ended September 30, 2011 and 2010, we derived approximately 50% and 58%, respectively, of our international revenue from EMEA and approximately 50% and 42%, respectively, of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of revenues during these periods.

Cost of Revenue

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Cost of revenue	$27,278	$24,976	$2,302	9%	$81,920	$67,910	$14,010	21%

Cost of revenue includes fees paid to network providers for bandwidth and backbone, costs incurred for non settlement free peering and connection to Internet service provider networks (ISPs), and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes depreciation of network equipment used to deliver our CDN services, payroll and related costs and equity-related compensation for our network operations, operations and value-added services personnel.

Cost of revenue increased 9%, or $2.3 million, to $27.3 million for the three months ended September 30, 2011 as compared to $25.0 million for the three months ended September 30, 2010. These increases were primarily due to an increase in depreciation of $1.2 million, due to increased amounts of deployed assets, as we continue to build-out our expanding network and to refresh our network equipment, an increase in aggregate bandwidth and co-location fees of $1.0 million due to higher traffic levels, increased peering costs, and increased amounts of deployed network assets, an increase in payroll and related employee costs of $0.6 million associated with increased staff to build and operate our CDN, as well as increased operations personnel from our business acquisitions whose primary focus is on our delivery of value-added services. These increases were offset by a decrease in other costs of $0.8 million. The decrease in other costs is primarily related to $0.7 million of costs in 2010 associated with the sale of equipment to a customer.

For the nine months ended September 30, 2011, cost of revenues increased 21%, or $14.0 million, to $81.9 million as compared to $67.9 million for the nine months ended September 30, 2010. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $5.9 million due to higher traffic levels, increased peering costs, and increased amounts of deployed network assets, an increase in depreciation of $5.1 million, due to increased amounts of deployed assets, as we continue to build-out our expanding network and to refresh our network equipment, and an increase in payroll and related employee costs of $2.5 million associated with increased staff to build and operate our CDN, as well as increased operations personnel from our business acquisitions whose primary focus is on our delivery of value-added services. Additionally, we had increases in professional fees and outside services of $0.3 million, an increase in travel and travel-related expenses of $0.3 million and an increase in royalty expense of $0.3 million. These increases were offset by a decrease in other costs of $0.5 million. The decrease in other costs is primarily related to $0.8 million of costs in 2010 associated with the sale of equipment to a customer and reduced fees and licenses of approximately $0.2 million. These decreases were offset by an increase of approximately $0.5 million in other costs associated with the delivery of our services.

Cost of revenue share-based compensation expense decreased $0.1 million during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010. For the nine month periods ended September 30, 2011 and 2010, respectively, share-based compensation expense remained constant at $1.8 million.

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Bandwidth and co-location fees	$14.1	$13.1	$42.9	$37.0
Depreciation — network	7.0	5.8	21.0	15.9
Payroll and related employee costs	3.9	3.3	11.6	9.1
Share-based compensation	0.5	0.6	1.8	1.8
Professional fees and outside services	0.3	0.1	0.7	0.4
Travel and travel-related expenses	0.3	0.2	0.7	0.4
Royalty expenses	0.2	0.1	0.6	0.3
Other costs	1.0	1.8	2.6	3.0

Total cost of revenues	$27.3	$25.0	$81.9	$67.9

We have long-term purchase commitments for bandwidth usage and co-location with various Tier 1 network providers and data center operators. The minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately: $9.5 million for the remainder of 2011, $29.3 million for 2012, $18.2 million for 2013, $16.5 million for 2014 and $16.6 million for 2015 and beyond.

We anticipate cost of revenues will increase in 2011 compared to 2010, due in part to the inclusion in 2011 of a partial year of expenses from our recent business acquisitions of Clickability and AcceloWeb in May 2011. We also expect to deliver more traffic on our network, which will result in higher expenses associated with the increased bandwidth, peering, rack and co-location costs to support increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to increase compared to 2010, as we continue to expand our network and to refresh older servers. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our expanding customer base as well as our increase in value-added services personnel. We expect that 2011 cost of revenue share-based compensation expense will remain consistent with 2010.

General and Administrative

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
General and administrative	$8,416	$6,328	$2,088	33%	$23,498	$22,434	$1,064	5%

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

General and administrative expenses increased 33%, or $2.1 million, to $8.4 million for the three months ended September 30, 2011 as compared to $6.3 million for the three months ended September 30, 2010. The increase in general and administrative expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to an increase in bad debt expense of $0.9 million, an increase in litigation expenses of $0.5 million, an increase in payroll and related employee costs of $0.2 million which was primarily due to new hires and to a lesser extent to the addition of general and administrative personnel of our business acquisitions, and an increase in other costs of $0.8 million, primarily due to increased facilities and facilities related costs of $0.4 million, increased fees, licenses and non-income taxes of $0.2 million, and a increase in telephone and general office expenses (office and computer supplies, postage and shipping) of approximately $0.1 million.

For the nine months ended September 30, 2011, general and administrative expenses increased 5%, or $1.1 million, to $23.5 million as compared to $22.4 million for the nine months ended September 30, 2010. The increase in general and administrative expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to an increase in payroll and related employee costs of $1.1 million which were primarily due to new hires and to a lesser extent to the addition of general and administrative personnel of our business acquisitions, an increase in travel and travel related expenses of $0.2 million, and an increase in other costs of $1.6 million, primarily due to increased facilities and facilities related costs of $0.8 million, increased fees, licenses and non-income taxes of $0.6 million, and a increase in telephone and general office expenses (office and computer supplies, postage and shipping) of approximately $0.2 million. These increases were offset by a decrease in litigation expenses of $1.0 million and a decrease in bad debt expense of $0.3 million.

Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses and property taxes.

Additionally, general and administrative share-based compensation expense decreased $0.3 million and $0.5 million, respectively for the three and nine month periods ended September 30, 2011 compared to the same periods of the prior year.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Payroll and related employee costs	$2.5	$2.3	$7.0	$5.9
Professional fees	1.6	1.6	4.2	4.2
Share-based compensation	1.1	1.4	4.1	4.6
Litigation expenses	0.5	—	1.1	2.1
Bad debt expense	0.3	(0.6)	0.9	1.2
Travel and travel-related expenses	0.2	0.2	0.6	0.4
Other expenses	2.2	1.4	5.6	4.0

Total general and administrative	$8.4	$6.3	$23.5	$22.4

We expect our general and administrative expenses to increase in 2011 compared to 2010 due in part to the inclusion in 2011 of a partial year of expenses from our recent business acquisitions of Clickability and AcceloWeb in May 2011, as well as increased facility costs. These increases will be offset partly by reduced litigation and professional fees. In 2012 and in the longer term, we expect our general and administrative expense to decrease as a percentage of revenue as our costs are expected to grow slower than our top line revenue. We expect that general and administrative share-based compensation expense will decrease in 2011 compared to 2010. The decrease is primarily due to lower stock-based compensation expense for restricted stock units granted in prior years.

Sales and Marketing

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Sales and marketing	$9,176	$10,021	$(845)	(8)%	$29,903	$28,891	$1,012	4%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses decreased 8%, or $0.8 million, to $9.2 million for the three months ended September 30, 2011, as compared to $10.0 million for the three months ended September 30, 2010. The decrease in sales and marketing expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to a decrease in payroll and related employee costs of $0.6 million. This decrease was the result of lower variable compensation ($0.9 million) offset by an increase in salaries of approximately $0.3 million, primarily due to increased staffing, plus the addition of sales and marketing personnel from our business acquisitions. In addition, share-based compensation decreased $0.6 million when compared to the same period of the prior year. These decreases were offset by an increase in other costs of $0.3 million, primarily due to increased facilities and facility related costs of approximately $0.2 million and employee events of approximately $0.1 million.

For the nine months ended September 30, 2011, sales and marketing expenses increased 4%, or $1.0 million, to $29.9 million, as compared to $28.9 million for the nine months ended September 30, 2010. The increase in sales and marketing expenses for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 was primarily due to an increase in marketing programs of approximately $0.9 million and an increase in other costs of $1.3 million offset by a decrease in share-based compensation of $0.8 million and a decrease in payroll and payroll related expenses of $0.3 million. The increase in other costs was primarily due to increased employee events of $0.5 million, increased fees and licenses of $0.3 million, increased facility and facility related costs of $0.3 million, and an increase in telephone costs of $0.2 million. Other expenses include such items as rent and property taxes for our Europe and Asia Pacific sales offices, telephone, and office supplies.

As mentioned above, sales and marketing share-based compensation expense decreased $0.6 million during the three month period ended September 30, 2011 and $0.8 million during the nine month period ended September 30, 2011, compared to the same periods of the prior year.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Payroll and related employee costs	$5.8	$6.4	$18.0	$18.3
Travel and travel-related expenses	0.8	0.7	2.3	2.2
Share-based compensation	0.7	1.3	2.9	3.7
Marketing programs	0.5	0.5	1.9	1.0
Professional fees and outside services	0.3	0.3	1.1	1.3
Other expenses	1.1	0.8	3.7	2.4

Total sales and marketing	$9.2	$10.0	$29.9	$28.9

We anticipate our sales and marketing expense will increase in 2011 compared to 2010 due in part to the inclusion in 2011 of a partial year of expenses from our recent business acquisitions of Clickability and AcceloWeb in May 2011, and an increase in marketing costs such as advertising and other lead generating activities. We expect that sales and marketing share-based compensation expense will decrease in 2011 compared to 2010. The decrease is primarily due to lower stock-based compensation expense for restricted stock units granted in prior years.

Research and Development

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Research and development	$4,360	$2,909	$1,451	50%	$12,554	$7,490	$5,064	68%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 50%, or $1.5 million, to $4.4 million for the three months ended September 30, 2011, as compared to $2.9 million for the three months ended September 30, 2010. The increase in research and development expenses in the three month period ended September 30, 2011 as compared to the three month period ended September 30, 2010 was primarily due to an increase of $1.5 million in payroll and related employee costs. The increases in payroll and related employee costs is primarily associated with our hiring of additional network and software engineering personnel and the addition of research and development personnel resulting from our business acquisitions.

For the nine months ended September 30, 2011, research and development expenses increased 68%, or $5.1 million, to $12.6 million, as compared to $7.5 million for the nine months ended September 30, 2010. The increase in research and development expenses in the nine month period ended September 30, 2011 as compared to the nine month periods ended September 30, 2010 was primarily due to an increase of $3.8 million in payroll and related employee costs, an increase in share-based compensation of $0.6 million, an increase in professional fees and outside services of $0.4 million and an increase in other costs of $0.3 million. The increases in payroll and related employee costs is primarily associated with our hiring of additional network and software engineering personnel and the addition of research and development personnel resulting from our business acquisitions. Other expenses include such items as travel and travel-related expenses, consulting, contract labor, telephone, and office supplies.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Payroll and related employee costs	$3.3	$1.8	$8.5	$4.7
Share-based compensation	0.7	0.8	2.8	2.2
Professional fees and outside services	0.1	0.1	0.6	0.2
Other expenses	0.3	0.2	0.7	0.4

Total research and development	$4.4	$2.9	$12.6	$7.5

We anticipate our research and development expenses will increase in 2011 compared to 2010 due in part to the inclusion in 2011 of a partial year of expenses from our recent business acquisitions of Clickability and AcceloWeb in May 2011 and our continued investments in our core technology, refinements and additions to our other service offerings. We expect increased payroll and related employee costs associated with continued hiring of research and development personnel. We expect that research and development share-based compensation expense will increase in 2011 compared to 2010. The increase is primarily due to the granting of stock options and restricted stock units associated with our business acquisitions and the recognition of stock-based compensation expense related to performance based restricted stock units.

Depreciation and Amortization (Operating Expenses)

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Depreciation & amortization	$1,499	$699	$800	114%	$3,254	$1,940	$1,314	68%

Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Depreciation and amortization expenses increased 114%, or $0.8 million, to $1.5 million for the three months ended September 30, 2011, as compared to $0.7 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, depreciation and amortization expenses increased 68%, or $1.3 million, to $3.3 million, as compared to $1.9 million for the nine months ended September 30, 2010. The increase in depreciation and amortization expense in the three and nine month periods ended September 30, 2011 as compared to the three and nine month periods ended September 30, 2010 was primarily due to an increase of approximately $0.7 million and $1.4 million respectively, in amortization of intangibles acquired in business combinations. For the three and nine months ended September 30, 2011, amortization of intangibles was approximately $0.8 million and $1.5 million respectively. Based on our intangible assets at September 30, 2011, we expect amortization of other intangible assets to be approximately $0.8 million for the remainder of 2011, and $2.9 million, $2.8 million, $2.2 million and $1.4 million for fiscal years 2012, 2013, 2014 and 2015 and beyond, respectively.

Interest Expense

	Three months ended September 30,					Nine months ended September 30,
	2011	2010	Increase (Decrease)	Percent Change		2011	2010	Increase (Decrease)	Percent Change
		(in thousands)					(in thousands)
Interest expense	$89	$—	$89	NA	%	$225	$3	$222	NA	%

Interest expense increased to $89,000 for the three months ended September 30, 2011, as compared to approximately $0 for the three months ended September 30, 2010. The increase in interest expense for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 was primarily related to increased interest expense on capital leases (approximately $57,000), the accretion of contingent consideration related to our business acquisitions, (approximately $19,000) and bank fees (approximately $13,000).

For the nine months ended September 30, 2011, interest expense increased to $225,000, as compared to $3,000 for the nine months ended September 30, 2010. The increase in interest expense for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010 was primarily related to increased interest expense on capital leases (approximately $131,000), the accretion of contingent consideration related to our business acquisitions (approximately $80,000), and bank fees (approximately $14,000).

Interest expense for the three and nine month periods ended September 30, 2010 included interest paid in association with a filing of non-income tax related payments and interest paid on a capital lease.

As of September 30, 2011, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest income	$186	$210	$(24)	(11)%	$624	$767	$(143)	(19)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income remained at approximately $0.2 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, interest income decreased 19%, to $0.6 million, as compared to $0.8 million for the nine months ended September 30, 2010. We anticipate interest income to increase as a result of increased average cash balances.

Other Income (Expense)

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Other income (expense)	$(18)	$(145)	$(127)	(88)%	$17	$(161)	$(178)	(111)%

Other income (expense) increased 88% or $127,000 to $(18,000) for the three month period ended September 30, 2011, as compared to $(145,000) for the three months ended September 30, 2010. For the nine months ended September 30, 2011, other income (expense) increased $178,000, to $17,000, as compared to $(161,000) for the nine months ended September 30, 2010. Other income (expense) for the three and nine months ended September 30, 2011 consists primarily of foreign currency transaction gains.

Income Tax Expense

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Income tax expense (benefit)	$(1,896)	$406	$(2,302)	(567)%	$(1,329)	$1,110	$(2,439)	(220)%

Based upon our estimated annual effective tax rate and discrete items, our tax benefit for the nine months ended September 30, 2011 was approximately $1.3 million, which included an income tax benefit of $2.1 million on losses from continuing operations recorded as a result of the sale of EyeWonder and chors offset by $0.7 million for income taxes related primarily to our foreign operations and $0.1 million for state tax expense. For the nine months ended September 30, 2010 we had a tax expense of approximately $1.1 million. Our income tax benefit of $1.3 million on our loss from continuing operations before income taxes of $25.4 million was different than our statutory income tax rate due primarily to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, foreign tax for the period, and recording of a tax benefit on losses from continuing operations as a result of the sale of EyeWonder and chors. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.

In general, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including discontinued operations, in the current year. Pursuant to ASC 740-20-45-7, the gain from discontinued operations was considered in determining the $2.1 million tax benefit allocated to the loss from continuing operations.

The sale of EyeWonder and chors resulted in an estimated gain for tax purposes of approximately $52.0 million. We anticipate that we will utilize a significant portion of our deferred tax assets related to net operating loss carryforwards as a result of the sale. There is no Federal or foreign income taxes payable expected as a result of the sale. Estimated state taxes of $0.7 million related to the sale has been recorded in discontinued operations.

During the nine months ended September 30, 2011, we performed an assessment of the recoverability of deferred tax assets. We determined that there was sufficient negative evidence as a result of our cumulative losses to conclude that it was more-likely-than-not that our deferred tax assets would not be realized and we accordingly maintained our existing valuation allowance.

Income (loss) from Discontinued Operations

	Three months ended September 30,					Nine months ended September 30,
	2011	2010	Increase (Decrease)	Percent Change		2011	2010	Increase (Decrease)	Percent Change
		(in thousands)					(in thousands)
Income (loss) from discontinued operations	$11,420	$(632)	$(12,052)	NA	%	$5,336	$3,969	$1,367	34%

Discontinued operations relates to our EyeWonder and chors rich media advertising services business. On September 1, 2011, we completed the sale of EyeWonder and chors to DG. The gain from discontinued operations for the three and nine month periods ended September 30, 2011 includes the gain on the sale. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for additional information about discontinued operations.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	an underwritten public offering of our common stock in March 2011;

•	borrowing on capital leases;

•	borrowing on credit facilities;

•	sale of EyeWonder and chors in September 2011; and

•	cash generated by operations.

As of September 30, 2011, our cash, cash equivalents and marketable securities classified as current totaled $157.8 million. Included in this amount, is approximately $5.0 million of cash and cash equivalents held outside the United States.

Operating Activities

Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $12.5 million for the nine months ended September 30, 2010. The change in operating cash flows comparing the nine months ended September 30, 2011 to the nine month period ended September 30, 2010, was primarily due to a larger net loss from continuing operations in 2011 compared to 2010 in addition to changes in operating assets and liabilities. Cash used due to changes in operating assets and liabilities was $8.7 million in the nine months ended September 30, 2011 compared to cash provided of $2.4 million in the nine months ended September 30, 2010. The change relates primarily to greater cash usage during the nine months ended September 30, 2011 related primarily to increases in prepaid expenses and other current and long-term assets associated with advanced payments for bandwidth and backbone services with a telecommunications provider plus a decrease in deferred revenue offset by an increase in accounts payable.

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

Investing Activities

Cash provided by investing activities was $25.0 million for the nine months ended September 30, 2011, compared to cash used in investing activities of $45.6 million for the nine months ended September 30, 2010. Cash provided by investing activities was principally comprised of cash received from DG for the sale of EyeWonder and chors offset by cash used for the acquisition of businesses, the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN, offset by cash generated from the sale of short-term marketable securities.

On September 1, 2011, we sold EyeWonder and chors to DG for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million receivable.

On May 9, 2011, we acquired AcceloWeb, a Tel Aviv, Israel based privately-held provider of advanced technology that helps speed the presentation of web sites and applications. The purchase price included both cash and company stock for the acquisition. Cash paid, net of cash acquired, was $4.7 million.

On May 2, 2011, we acquired Clickability, a privately-held SaaS provider of web content management located in San Francisco, California. The purchase price included both cash and company stock for the acquisition. Cash paid, net of cash acquired, was $2.7 million.

On April 30, 2010 we acquired EyeWonder, Inc. EyeWonder, Inc. is a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers. The purchase price included both cash and company stock for the acquisition. Cash paid, net of cash acquired, was $61.9 million.

In January 2010, we acquired chors, an on-line and direct marketing solutions provider located in Germany. Cash paid, net of cash acquired for the chors acquisition was approximately $2.0 million.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately 17%-18% of total revenue in 2011.

Financing Activities

Net cash provided by financing activities was $66.4 million for the nine months ended September 30, 2011. Net cash provided by financing activities in the nine months ended September 30, 2011 primarily related to proceeds from the public offering of our common stock of approximately $77.0 million and the exercise of stock options of $0.6 million offset by payments made for the re-purchase of our common stock of approximately $9.2 million, payments of employee tax withholdings related to restricted stock of approximately $1.1 million and payments made on our capital lease obligations of approximately $1.0 million.

On September 12, 2011, our board of directors approved a repurchase plan that authorizes us to repurchase up to $25 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the period September 12, 2011 through September 30, 2011, we purchased approximately 3.8 million shares of common stock for approximately $9.1 million ($9.2 million including commissions, markups and expenses) under the repurchase plan.

On March 2, 2011, we completed an underwritten public offering of our common stock in which we sold and issued 11,500,000 shares of our common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, at a price to the public of $7.10 per share. The newly issued common shares began trading on the Nasdaq Global Select Market on March 2, 2011. We raised a total of approximately $81.7 million in gross proceeds from the offering, or approximately $77.0 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.9 million and other offering costs of approximately $0.8 million.

As of September 30, 2011, we had no outstanding bank debt other than the aforementioned capital leases.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events. We do not currently expect to have any significant cash outflows related to our discontinued operations

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

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

The following table presents our contractual obligations and commercial commitments, as of September 30, 2011, over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual obligations as of September 30, 2011	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$23,300	$16,825	$5,571	$904	$—
Rack space leases	66,887	16,299	30,739	19,840	9
Real estate leases	17,897	2,512	5,952	4,957	4,476

Total operating leases	108,084	35,636	42,262	25,701	4,485
Capital leases	4,628	1,920	2,284	424	—
Bank debt	—	—	—	—	—
Interest on bank debt	—	—	—	—	—

Total commitments	$112,712	$37,556	$44,546	$26,125	$4,485

Off Balance Sheet Arrangements

As of September 30, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use Non-GAAP net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effects of share-based compensation, litigation expenses, provision for litigation, amortization of intangibles, acquisition related expenses and discontinued operations. We define EBITDA as GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, depreciation and amortization, and discontinued operations. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for operational expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period. In addition, it should be noted that our performance-based executive officer bonus structure is tied closely to our performance as measured in part by certain non-GAAP financial measures.

In our November 7, 2011 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under United States GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with United States GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the SEC, we are presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial metrics to the comparable GAAP measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	June 30, 2010	September 30, 2011	September 30, 2010
GAAP net income (loss)	$5,018	$(13,935)	$(5,954)	$(2,265)	$(18,735)	$(14,004)
Share-based compensation	2,989	4,872	4,068	3,864	11,694	12,275
Litigation defense expenses	463	269	9	1,726	1,075	2,127
Acquisition related expenses	(41)	559	345	409	659	1,358
Amortization of intangibles	774	605	121	28	1,531	180
(Income) loss from discontinued operations	(11,420)	2,766	632	(4,859)	(5,336)	(3,969)

Non-GAAP net loss	$(2,217)	$(4,864)	$(779)	$(1,097)	$(9,112)	$(2,033)

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	June 30, 2010	September 30, 2011	September 30, 2010
GAAP net income (loss)	$5,018	$(13,935)	$(5,954)	$(2,265)	$(18,735)	$(14,004)
Depreciation and amortization	8,534	8,520	6,527	5,908	24,262	17,834
Interest expense	89	100	—	3	225	3
Interest and other (income) expense	(168)	(286)	(65)	(265)	(641)	(606)
Income tax expense (benefit)	(1,896)	429	406	463	(1,329)	1,110
(Income) loss from discontinued operations	(11,420)	2,766	632	(4,859)	(5,336)	(3,969)

EBITDA	$157	$(2,406)	$1,546	$(1,015)	$(1,554)	$368
Share-based compensation	2,989	4,872	4,068	3,864	11,694	12,275
Litigation defense expenses	463	269	9	1,726	1,075	2,127
Acquisition related expenses	(41)	559	345	409	659	1,358

Adjusted EBITDA	$3,568	$3,294	$5,968	$4,984	$11,874	$16,128

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

We operate in North America, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. A large portion of our customer agreements are denominated in United States dollars; however, we may be exposed to fluctuations in foreign exchange rates with respect to customer agreements with certain of our international customers. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. The impact of an aggregate decline of 10% in foreign currency exchange rates relative to the United States dollar on our results of operations and financial position could be material.

As of December 31, 2010, the international subsidiaries acquired as part of the EyeWonder, Inc. and chors acquisitions had local currencies as their functional currencies while our remaining international subsidiaries had the United States dollar as their functional currencies. During the first quarter of 2011, we analyzed the various economic factors of our international subsidiaries and determined that the operations of our subsidiaries that were previously determined to operate in a United States dollar functional currency environment had changed and that their functional currencies should be changed to the local currencies. Effective January 1, 2011, the adjustment from translating these subsidiaries’ financial statements from the local currency to the United States dollar was recorded as a separate component of accumulated other comprehensive income (loss). These foreign currency translation adjustments reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during each period. Upon the change in functional currency, we recorded a cumulative translation adjustment of approximately $0.5 million, which is included in the condensed consolidated balance sheet. Because of the change in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation with Akamai and MIT relating to a claim of patent infringement. The action was filed in June 2006 in the United States District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in United States Patent No. 6,108,703 (the ‘703 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ‘703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008, we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest. On July 1, 2008, the court denied our motions for JMOL, Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and denied its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the Muniauction Case, released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us. Akamai filed a notice of appeal of the court’s decision on May 26, 2009. The Court of Appeals for the Federal Circuit heard arguments by both parties on June 7, 2010. On December 20, 2010 the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. The Federal Circuit will hear oral arguments on November 18, 2011, and issue its opinion after that date. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position. We are not able at this time to estimate the range of potential loss nor, in light of the favorable United States district court order, do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

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

Investments in the equity securities of publicly traded companies involve significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by the risks identified below, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the information contained in this report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2010 and other documents that we file from time to time with the SEC.

Risks Related to Our Business

We are a party to a lawsuit with a significant competitor, and an adverse outcome in that lawsuit is possible, which could have a significant, adverse effect on our financial condition and operations. If an injunction were entered against us it could force us to cease providing some significant portion of our CDN services.

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

In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai and MIT against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million that we recorded in 2007. During 2008 we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest.

The court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the Muniauction Case, released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we do not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the provision for litigation relating to this matter as we no longer believe that payment of any amounts represented by the litigation provision is probable. Akamai appealed the judgment, and on June 7, 2010 the United States Court of Appeals for the Federal Circuit heard oral argument on this matter. On December 20, 2010 the Court of Appeals for the Federal Circuit affirmed the District Court’s grant of our motion for judgment as a matter of law. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. The Federal Circuit will hear oral arguments on November 18, 2011, and issue its opinion after that date. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

We are from time to time party to other lawsuits in addition to that described above. Lawsuits are expensive to defend and to prosecute, and require a diversion of management time and attention away from other activities to pursue the defense or prosecution of such matters. Adverse ruling in such lawsuits either alone or cumulatively may have an adverse impact on our revenue, expenses, market share, reputation, liquidity and overall financial position.

We may need to defend our intellectual property and processes against patent or copyright infringement claims, which would cause us to incur substantial costs and threaten our ability to do business.

Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, many of our agreements with customers require us to indemnify such customers for third-party intellectual property infringement claims against them. Pursuant to such agreements, we may be required to defend such customers against certain claims which could cause us to incur additional significant costs. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. See “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

Our primary competitors include content delivery service providers such as Akamai, Level 3 Communications, AT&T, CDNetworks, Edgecast, Cotendo and Internap Network Services Corporation, which acquired VitalStream. Also, as a result of the growth of the content delivery market, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Given the relative ease by which customers typically can switch among CDN service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.

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

We have operated as a public company since June 2007 and we will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the Nasdaq Global Select Market. These rules impose various requirements on public companies, including requiring changes in corporate governance practices, increased reporting of compensation arrangements and other requirements. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Prices for CDN services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our CDN services. For example, in 2008, 2009 and 2010 we invested $17.4 million, $20.4 million and $33.6 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our CDN. For the nine month period ended September 30, 2011, we invested $26.9 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

During 2011, as we further expand our CDN services and begin to refresh our network equipment, we expect our capital expenditures to be approximately 17%-18% of total revenue. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

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

The market for our CDN and value-added services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to predict user preferences or industry changes, and modify our solutions and services on a timely basis or develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. As prices for CDN services continue to fall, we will increasingly rely on new product offerings and other value-added services to maintain or increase our gross margins. Failures in execution, delays in bringing new or improved products or services to market or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.

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

Our business depends on a strong brand reputation, and if we are not able to maintain and enhance our brands, our business will suffer.

We believe that maintaining and enhancing the “Limelight Networks” brand is important to expanding our base of customers and maintaining brand loyalty among customers, particularly in North America where brand perception can impact the competitive position in other markets worldwide, and that the importance of brand recognition will increase due to the growing number of competitors providing similar services and solutions. Maintaining and enhancing our brand may require us to make substantial investments in research and development and in the marketing of our solutions and services and these investments may not be successful. If we fail to promote and maintain the “Limelight Networks” brand, or if we incur excessive expenses in this effort, our business and results of operations could be adversely impacted. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality solutions and services, which we may not do successfully.

We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from these customers could significantly harm our results of operations.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2010, sales to our top 10 customers, in terms of revenue, accounted for approximately 34% of our total revenue. During 2009 and 2008, sales to our top 10 customers, in terms of revenue, accounted for approximately 36% and 38%, respectively, of our total revenue. During 2010, we had no customer who represented more than 10% of our total revenue. During 2009 and 2008, one of these top 10 customers, Microsoft, represented approximately 14% and 18%, respectively of our total revenue for that period. Microsoft, and other large customers, may not continue to be as significant going forward as they have been in the past. For example, during 2011, we anticipate that our revenue from Microsoft will decline from that earned in 2010 and as a percent of our total revenue. For the nine month period ended September 30, 2011, sales to our top 10 customers, in terms of revenue, accounted for approximately 34% of our total revenue. During the nine month period ended September 30, 2011, we had one customer, Netflix, who represented more than 10% of our total revenue. For the nine months ended September 30, 2011, Netflix represented approximately 11% of our total revenue.

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

Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the effects of other risks discussed in this section, fluctuations in our results of operations may be due to a number of factors, including:

•	our ability to increase sales to existing customers and attract new customers to our CDN and value-added services;

•	the addition or loss of large customers, or significant variation in their use of our CDN and value-added services;

•	costs associated with current or future intellectual property lawsuits and other lawsuits;

•	service outages or third party security breaches to our platform or to one or more of our customers’ platforms;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

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

•

the potential write-down or write-off of goodwill associated with business operations that have been disposed of, such as goodwill currently on our balance sheet associated with the initial acquisitions of EyeWonder, Inc. and chors;

•

general economic, industry and market conditions (such as the fluctuations experienced in the stock and credit markets during the recent deterioration of global economic conditions) and those conditions specific to Internet usage;

•	limitations on usage imposed by our customers in order to limit their online expenses; and

•	war, threat of war or terrorist actions, including cyberterrorism targeted broadly, at us, or our customers, or both, and inadequate cybersecurity.

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

Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007, 2008 and 2010 partially due to our share-based compensation expense which increased from $0.1 million in 2005 to $9.2 million in 2006, to $18.9 million in 2007 to $18.1 million in 2008 and was $16.5 million in 2010. We were profitable in 2009 due to the reversal of a significant reserve for litigation; however our share-based compensation was still significant at $17.5 million for the year. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit (RSU) grants. For the nine month period ended September 30, 2011, our share-based compensation expense was $11.7 million. Our unrecognized share-based compensation expense totaled $31.5 million at September 30, 2011 based on current outstanding stock options and restricted stock units, of which we expect to amortize $4.2 million during the remainder of 2011, $14.3 million in 2012 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. Our share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents. In December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will potentially continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million, $20.8 million, $5.4 million and $2.1 million, respectively, in 2006, 2007, 2008, 2009 and 2010, respectively. For the nine month period ended September 30, 2011, we incurred $1.1 million in litigation costs. These costs may continue to be significant during 2011.

We generate our revenue primarily from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.

While we offer our customers a number of services associated with our CDN, we generated the majority of our revenue in 2007, 2008, 2009 and 2010 from charging our customers for the content delivered on their behalf through our CDN. We are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content, the amount of content consumed by our customers’ users or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, system impairments or outages, including those caused by hacking or cyber attacks, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and we have sixteen currently issued US patents and two currently issued Australian patents. Monitoring infringement of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights. We have applied for patent protection in a number of foreign countries, but the laws in these jurisdictions may not protect our proprietary rights as fully as in the United States. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

Any unplanned interruption in the functioning of our network or services or attacks on our internal information technology systems could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in third party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses, unauthorized hacking of our systems or other cyber attacks by unauthorized users. Any unauthorized hacking of our systems or other cyber attacks by unauthorized users could lead to the unauthorized release of confidential information which could damage our business.

While we have not experienced any significant, unplanned disruption of our services to date, our CDN may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption of the functioning of our CDN and value-added services for any reason would reduce our revenue and could harm our business and financial results. If such a widespread interruption occurred or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions or security breaches could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.

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

We lease private line capacity for our backbone from a third party provider, Global Crossing Ltd. (Global Crossing). Our contracts for private line capacity with Global Crossing generally have terms of three to four years. In March 2011 and January and September 2009, we amended our agreement with Global Crossing to enhance the private line capacity for our backbone. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party provider. Further, Level 3 Communications LLC, one of our direct competitors recently announced that it had completed the acquisition of Global Crossing Ltd. Although alternative providers are available, it would be time consuming and expensive to identify and obtain alternative third party connectivity, and accordingly we are dependent on Global Crossing in the near term. Financial failure of Global Crossing could jeopardize utilization of the service fees pre-paid by us under our agreement with Global Crossing. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity on terms commercially acceptable to us or at all, our business and financial results would suffer. We may not be able to deploy on a timely basis enough network capacity to meet the needs of our customer base or effectively manage demand for our services.

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

We may seek to acquire businesses or technologies that are complementary to our business. For example, in May 2009, we acquired substantially all of the assets of Kiptronic, Inc., a developer of mobility and monetization solutions for content publishers; in January 2010, we acquired chors GmbH, an on-line and direct marketing solutions provider located in Germany; in April 2010, we acquired EyeWonder, Inc., a provider of interactive digital advertising products and services to advertisers; in July 2010, we acquired Delve Networks, Inc., a provider of online video solutions to manage, publish, measure and monetize high quality video content on the Internet; and in May 2011, we acquired Clickability, a SaaS provider of web content management located in San Francisco, California, and AcceloWeb, a provider of advanced technology that helps speed the presentation of web sites and applications located in Tel Aviv, Israel. We subsequently sold the EyeWonder and chors business operations in September 2011.

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

In order to realize the expected benefits and synergies of our acquisition of acquired businesses, we must meet a number of significant challenges, including:

•	integrating the management teams, strategies, cultures, technologies and operations of the businesses;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers; and

•	implementing and retaining uniform standards, controls, procedures, policies and information systems.

It is possible that the integration process could result in the loss of the technical skills and management expertise of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and services. A failure to integrate the acquired organizations successfully could adversely affect our ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits of an acquisition. Even if we are able to integrate acquired business operations successfully, these integrations may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from these integrations, and these benefits may not be achieved within a reasonable period of time.

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

Our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for customers depends on the use of “cookies” and “conversion tags” to track Internet users and their online behavior, which allows us to measure an advertising campaign’s effectiveness and avoid repeatedly delivering the same ad to a particular user’s device. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser when it serves advertisements. A conversion tag functions similarly to a banner advertisement, except that the conversion tag is not visible. Our conversion tags may be placed on specific pages of clients of customers’ or prospective customers’ websites. Government authorities inside the United States concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, conversion tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in United States Congress and many state legislatures. Attempts at such regulation may be drafted in such a way as to limit or prohibit the use of technology like cookies and conversion tags, thereby creating restrictions that could reduce our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy.

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

The growth of our business depends on our ability to continue to develop effective business support systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for:

•	implementing customer orders for services;

•	delivering these services; and

•	timely and accurate billing for these services.

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

As a public company, we have incurred, and will continue to incur, significant accounting and other expenses that we did not incur as a private company. These expenses include increased accounting, legal and other professional fees, insurance premiums, investor relations costs, and costs associated with compensating our independent directors. In addition, the Frank-Dodd Act and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Global Select Market, impose additional requirements on public companies, including requiring changes in corporate governance practices. For example, the listing requirements of the Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. These rules and regulations could also make it more difficult for us to identify and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Divestiture of our EyeWonder and chors rich media advertising services business, or future divestitures of other businesses or product lines that we have acquired or will acquire, may materially adversely affect our financial condition, results of operations or cash flows, or may result in impairment charges that may adversely affect our results of operations.

We continue to evaluate the performance of all of our businesses and may sell businesses or product lines in the future. For example, on August 30, 2011, we announced that we entered into an agreement to sell our EyeWonder and chors rich media advertising unit to DG. The transaction closed on September 1, 2011. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business, any of which could result in a material adverse affect to our financial condition, results of operations or cash flows. In addition, we have acquired goodwill and intangible assets in business combinations including the acquisitions of EyeWonder, Inc. and chors in 2010. A substantial portion of this goodwill remains on our balance sheet. We follow the provisions of ASC 805, “Business Combinations” (ASC 805) and ASC 350, “Goodwill and Other Intangible Assets” (ASC 350). We also follow the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-lived Assets” (ASC 360). In accordance with these standards, goodwill is not amortized. Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. As of September 30, 2011, we had $80.3 million in goodwill which will be subject to potential future impairments which could have a material adverse effect on our financial condition and results of operations. Our intangible assets are carried at cost and are subject to amortization. In accordance with ASC 360, our intangible assets are subject to impairment testing whenever changes in circumstances indicate that the carrying value may not be fully recoverable. Divestitures of previously acquired businesses, such as the divestiture of the EyeWonder and chors rich media advertising services business, may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 162 at December 31, 2010. As of September 30, 2011, we had 165 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

We were founded in 2001. A significant amount of our growth, in terms of employees, operations and revenue, has occurred. For example, our revenue has grown from $5.0 million in 2003 to $65.2 million in 2006 to $154.2 million in 2010. As a consequence, we have a limited operating history which makes it difficult to evaluate our business and our future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this report on Form 10-Q. If we do not address these risks successfully, our business will be harmed.

The trading price of our common stock has been, and is likely to continue to be, volatile.

The trading prices of our common stock and the securities of technology companies generally have been highly volatile. Factors affecting the trading price of our common stock will include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	commencement or resolution of, our involvement in and uncertainties arising from, litigation, particularly our current litigation with Akamai and MIT;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	the gain or loss of significant customers;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

As of September 30, 2011, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 41% of our outstanding common stock, including approximately 28% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Use of Proceeds from Public Offering of Common Stock

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

In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. We expect to use the remaining net proceeds for acquisitions of companies complementary to our core CDN business, capital expenditures, working capital and other general corporate purposes. For the year ended December 31, 2010, we made capital expenditures of $34.2 million and expect aggregate capital expenditures of approximately 17%-18% of total revenue in 2011. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. In May 2011, we acquired AcceloWeb, for which we used $4.7 million and could use an additional $4.0 million if certain performance milestones are achieved. Also in May 2011, we acquired Clickability, for which we used $2.8 million. In July 2010, we acquired Delve Networks, Inc. for which we used approximately $2.6 million, net of cash acquired, and could use an additional $1.2 million if certain financial targets are achieved. On April 30, 2010, we acquired EyeWonder, Inc. for which we used approximately $62.0 million, net of cash acquired, and in January 2010 we acquired chors, for which we used approximately $2.0 million, net of cash acquired at the closing, and used an additional $0.3 million in 2011 for the achievement of specific financial targets during 2010. During 2011, pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation a portion of the net proceeds may be used to satisfy a final damages judgment, if any.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2011, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands, excepts per share amounts)
September 1, — September 30, 2011	3,810	$2.42	3,810	$15,866

Total	3,810	$2.42	3,810	$15,866

(1)	We announced a repurchase plan that authorizes us to use up to $25 million to repurchase shares of our common stock, exclusive of any commissions, markups or expenses, on August 30, 2011, under which we may purchase shares of our common stock through March 12, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Provided Herewith
2.01	Purchase Agreement dated as of August 30, 2011 by and among DG FastChannel, Inc., Limelight Networks, Inc. and Limelight Networks Germany GmbH.	8-K	001-33508	2.1	9/06/11

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc., as currently in effect.	8-K	001-33508	3.1	6/14/11

3.02	Amended and Restated Bylaws of Limelight Networks, Inc., as currently in effect.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b). *					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b). *					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Provided Herewith
101.INS	XBRL INSTANCE DOCUMENT **					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **					X

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT **					X

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT **					X

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT **					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: November 9, 2011	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.01	Purchase Agreement dated as of August 30, 2011 by and among DG FastChannel, Inc., Limelight Networks, Inc. and Limelight Networks Germany GmbH.	8-K	001-33508	2.1	9/06/11

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc., as currently in effect.	8-K	001-33508	3.1	6/14/11

3.02	Amended and Restated Bylaws of Limelight Networks, Inc., as currently in effect.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b). *					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b). *					X

101.INS	XBRL INSTANCE DOCUMENT **					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **					X

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT **					X

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT **					X

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT **					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.