Form 10-K
period 2011-12-31
Limelight Networks, Inc.
filed 2012-03-02
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $322.3 million based on the last reported sale price of the common stock on the Nasdaq Global Select Market on June 30, 2011.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 27, 2012: 104,224,502 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management relying on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of this annual report on Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I

Item 1.	Business

Overview

Limelight Networks, Inc., or Limelight, operates a globally distributed, high-performance computing platform (our global computing platform) upon which we provide an integrated suite of services, including content delivery services, web content management services, video content management services, web acceleration services, mobility and monetization services, cloud storage services and related consulting services. Our web content management and video content management services are provided as Software as a Service (SaaS) solutions, our cloud storage services and content delivery services are provided as a Platform as a Service (PaaS) solutions, and we sometimes refer to all of these integrated services and solutions (other than content delivery services) collectively as our value-added services (VAS). These integrated services are provided in the cloud as they are supported by our global computing platform, which provides highly-available, highly-redundant storage, bandwidth and computing resources as well as connectivity to last-mile broadband network providers. Our scalable cloud solutions improve the quality of online media and content, accelerate the performance of web applications, enable secure online transactions and manage and monetize digital assets. We also offer other platform and infrastructure services, such as transit and rack space and co-location services. We operate in one industry segment. Our services enable global businesses to build and manage their digital presence across Internet, mobile and social channels by reaching and delivering a brilliant experience to their audiences on mobile and connected devices, enabling them to enhance their brand presence, build stronger customer relationships, manage web content and video assets, analyze viewer preferences, optimize their advertising, and monetize their digital assets. We provide our services to entities that view Internet, mobile and social initiatives as critical to their success including traditional and emerging media companies, or content publishers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries, as well as enterprises, technology companies, and government entities doing business online.

Our principal executive offices are located at 222 South Mill Avenue, 8th Floor, Tempe, Arizona 85281 and 201 Lomas Santa Fe Drive, Suite 200, Solana Beach, California 92075, and our main telephone number is (602) 850-5000. Our website address is www.limelightnetworks.com. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. As of December 31, 2011, we had approximately 1,565 active customers and had a presence in approximately 55 countries throughout the world.

Recent Developments of the Business

On September 12, 2011, our board of directors approved a repurchase plan in compliance with Rules 10b-18 and 10b5-1 of the Securities Exchange Act of 1934 that authorized us to repurchase up to $25 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the three month period ended December 31, 2011, we repurchased and cancelled 5,640,649 shares at an average price per share of approximately $2.76 per share. The price range of the shares repurchased was between $2.15 and $3.17 per share. The total amount expended before commissions, markups and expenses was approximately $15,052,134. During the twelve month period ended December 31, 2011, we repurchased and cancelled 9,450,449 shares at an average price per share of approximately $2.56 per share. The price range of the shares repurchased was between $2.15 and $3.17 per share. The total amount expended before commissions, markups and expenses was approximately $24,185,976. From inception of the repurchase through February 27, 2012 we have repurchased and cancelled 9,707,749 shares at an average price per share of approximately $2.57 per share.

On September 1, 2011, we completed the sale of EyeWonder LLC and chors GmbH advertising services (EyeWonder and chors) to DG FastChannel, Inc. (DG) (now Digital Generation, Inc.) for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million net receivable. Accordingly, the results related to the sale of EyeWonder and chors for 2011 and prior periods have been reclassified to discontinued operations. We purchased EyeWonder and chors during 2010. At the time of purchase, we were pursuing a strategy in which participation in the “Rich Media” advertising market would be complementary to our other services and solutions. Rich Media advertising refers to online advertising that uses a range of interactive digital media, including streaming video and audio. We subsequently determined to concentrate on growing, enhancing and integrating our mobility and monetization, web and video content management, web acceleration, cloud storage, and consulting services and our underlying global computing platform and content delivery services. See Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about the sale of EyeWonder and chors.

On March 2, 2011, we completed an underwritten public offering of our common stock in which we sold and issued 11,500,000 shares of our common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, at a price to the public of $7.10 per share. The newly issued common shares began trading on the Nasdaq Global Select Market on March 2, 2011. We raised a total of approximately $81.7 million in gross proceeds from the offering, or approximately $77.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.8 million and other offering costs of approximately $0.8 million. The offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-170609) previously filed with and declared effective by the Securities and Exchange Commission (SEC) on November 26, 2010 and the related prospectus supplement filed with the SEC on February 28, 2011.

On May 2, 2011, we acquired all of the issued and outstanding shares of Clickability Inc. (Clickability), a privately-held SaaS provider of web content management located in San Francisco, California. This transaction created the foundation for our web content management services. See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about the acquisition of Clickability.

On May 9, 2011, we acquired all of the issued and outstanding shares of AcceloWeb, (IL) Ltd. (AcceloWeb), a Tel Aviv, Israel based privately-held provider of advanced technology that helps speed the presentation of websites and applications. This transaction created the foundation for our web acceleration services. See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about the acquisition of AcceloWeb.

These two acquisitions expanded our suite of VAS solutions.

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

Four Trends Driving Internet Traffic Growth

Four important trends continue to drive a substantial need for business enterprises to manage their digital presence across Internet, mobile and social channels and to rapidly and efficiently build, manage and deliver web applications, eCommerce transactions, and broadcast-quality rich media content over the Internet to a wide variety of online mobile and connected devices. These trends are:

•

Online - The shift of content and advertising to the Internet. Consumers are increasingly demanding and consuming, and publishers are increasingly making available for those consumers, video, music, software, and other forms of media over the Internet. In particular, online video traffic from Internet Protocol Television (IPTV), “over the top” (OTT) streaming, video conferencing, and video gaming continues to grow rapidly. Fueling this shift is the rapid adoption of Internet-connected devices including smartphones, tablets, Smart TVs and other Internet-connected devices. In response, advertisers are increasingly shifting their budgets online to target these audiences. To support this continuing shift, we offer Limelight Deliver and Limelight Stream for high-performance, high-quality delivery of rich content and Limelight Accelerate for speeding and optimizing the loading of web page and SaaS-based solutions around web content and online video management.

•

Mobile -The rapid consumer adoption of connected devices, particularly smartphones and other media-capable mobile devices. Mobile phones began a worldwide revolution when they provided consumers with the first experience of connecting online away from their PCs and LAN-based Internet connections. The development of smartphones took the power of mobile technology a step further and shifted consumers’ expectations for accessing digital content. Today, consumers are increasingly consuming content, using web applications, and making purchases from “smartphones,” or mobile devices with large displays, fast processors, and Internet connectivity. Even more recently, devices such as tablets, gaming consoles, and e-readers have skyrocketed in popularity and are increasingly integrated into daily digital life. To help customers optimize their content and monetize on this shift, we offer a suite of cross-platform publishing solutions, including Limelight Reach for video content, Limelight ADS for delivery of advertising, Limelight Video Platform for preparing and managing the publishing of video content, Limelight Dynamic Site Platform for simplifying the complex cross-platform publishing of websites, and a range of delivery services (Limelight Deliver, Limelight Stream, and Limelight Accelerate) to optimize the delivery of content to connected devices.

•

Cloud - The migration of IT services into the cloud. Enterprises seek to decrease infrastructure expenditures by moving to a “cloud-based” model in which application delivery and storage are available on-demand and paid for on an as-needed basis. The core cloud computing market continues to grow at a rapid pace as the cloud increasingly becomes a mainstream IT strategy embraced by corporate enterprises and government agencies. This core market includes PaaS and infrastructure-as-a-service (IaaS) offerings, as well as the cloud-delivered software used to build and manage a cloud environment. We offer PaaS and IaaS cloud services, such as Limelight Agile Storage, that augment customers’ existing and new cloud network infrastructure—from storage, transit, and computing capacity to custom network design and implementation.

•

Social - The rapid growth of use of social media. Consumers are increasingly using social media sites and solutions to communicate and share information. In the past, broadcasting was limited to those with the financial resources to access mass media. The emergence of low-cost and highly-accessible social communication tools, however, has changed this system. Now, anyone with an Internet connection has the ability to share their message with a wide audience. To engage consumers across social media channels, content needs to change constantly and be editable instantaneously by the author and, in some cases, a broader community. Likewise, the audience can interact with and republish social media content. The management of this type of content needs to be scalable, flexible and fast enough to enable the content to be archived, indexed by search engines, and shared by users in many ways. Our SaaS-based web content management solutions, Limelight Dynamic Site Platform and Limelight Video Platform, let customers use built-in search engine optimization tools and promotional features to fine-tune marketing programs using blogs and social networking features to engage directly with consumers. The Limelight Reach and Limelight Accelerate services ensure that this dynamic content inherent in social media environments is delivered with a high degree of quality.

Requirements for Delivering Applications, Media, and Advertising over the Internet

We believe that the challenges of managing and delivering content, particularly rich media, dynamic content, and applications over the Internet to a wide variety of mobile and connected devices have created a new set of technical, management and economic requirements for organizations seeking to do business online. Our global computing platform, SaaS solutions and other VAS solutions help content publishers, enterprises and government entities achieve the following:

•

Consistent high quality experience in any geography. Consumers expect a high quality online experience, will not tolerate interruptions or inconsistency in the delivery of content, and may never return to a particular media provider if that provider is unable to meet their expectations. A media stream, for example, should begin immediately and play continuously without interruption every time a customer accesses that stream.

•

High availability of expansive libraries of content. Consumers increasingly expect the ability to consume any form of media content online. To meet this expectation, traditional media companies are making their enormous libraries of content, such as television shows and movies, available to be viewed online. Users expect a consistent media experience across every title in these large libraries, regardless of a title’s popularity, each time it is viewed.

•

Ability to scale capacity to handle rapidly accelerating demand. Online businesses must scale delivery of their web presence smoothly as the quantity of their site visitors or audience increases. When a large number of users simultaneously access a particular website, the operator must be able to meet that surge in demand without making users wait. Rapidly accelerating demand can be related to a single event, such as a breaking news story or seasonal shopping, or can be spread across an entire library of content, such as when a social media website surges in popularity.

•

Reliability. Throughout the path data must traverse to reach a user, problems with the underlying infrastructure supporting the Internet can occur. For example, servers can crash or network connections can fail. Network, datacenter, or service provider outages can mean frustrated users, lost audiences, and missed revenue opportunities.

•

Security. Maintaining effective security is a challenge for any enterprise that operates an Internet presence. Threats, such as attacks, viruses and piracy can impact online web presence in many ways, including compromising personal and sensitive information, loss of customer trust and loyalty, loss of revenue and negative publicity and brand reputation.

•

Flexibility and manageability. Web site operators are making significant investments in preparing their applications, content or advertising for delivery over the Internet. Once content is ready for Internet distribution operators must be able to support a wide range of formats and devices, begin distributing their object quickly, and monitor their delivery activities.

•

Managing delivery costs. Managing the cost of delivery is important for website operators. The combination of major capital outlays and operating expenditures required to build and maintain large server clusters, peak period capacity, extensive Internet backbone networks and multiple connections to global broadband access networks may not be practical for many companies. As consumers increasingly demand access to large files and media streams, the infrastructure needed to provide this content increases substantially.

Our Services

Our integrated, feature-rich, suite of services and solutions are purpose-built to enable enterprises to build and manage their digital presence across Internet, mobile and social channels. Our primary services include the following:

•

Content Delivery services, including Limelight Deliver and Limelight Stream, improve the reliability and performance of digital media and enterprise websites by using our global computing platform to deliver rich media files such as video, music, games, and software, or live streaming of corporate or entertainment events (we support all major formats including Adobe Flash, QuickTime, Windows Media, RealNetworks RealPlayer, WebM, and MP3 audio).

•

Video Content Management services, including our SaaS-based Limelight Video Platform and content delivery services, help organizations publish, manage, syndicate, analyze, and monetize video content through a cloud-based service.

•

Web Content Management services, including our SaaS-based Limelight Dynamic Site Platform, enable content publishers to create, manage, and publish web content through a cloud-based service. This service combines web content management, site marketing and personalization tools, and mobile publishing to help any organization be a sophisticated web publisher and marketer.

•

Mobility and Monetization services, including Limelight Reach Video, Limelight Reach Ads, and Limelight Reach Interactive, help publishers deliver properly-formatted, device-optimized content to almost any media-enabled mobile handset or tablet, as well as to present dynamic pre-, mid-, or post-roll video and audio advertising into media that is delivered to mobile or connected users.

•

Web Acceleration services, including our Limelight Accelerate suite of services, improve web experiences by providing consistent performance from any geography for dynamic and personalized content, online commerce transactions, and web applications.

•

Cloud Storage services, including our Limelight Agile Storage service, provide customers with a scalable, redundant, geographically diverse service for the storage of media and enterprise content. Limelight Agile Storage is a global, policy-based cloud storage solution that offers unprecedented geographic placement, content workflow, and business logic controls. The service can be used for making digital assets available at anytime from anywhere on the Internet. Policies enable business rules that govern the upload, transformation, placement, availability, and delivery of digital assets.

•

Global Consulting and Technical services, including Limelight Global services, help customers optimize their publishing, e-Commerce, mobility, or content distribution workflows, and provide best practice support for network architecture design, storage infrastructure, web application development, creative design, live event execution, and the design, deployment and management of infrastructure.

•

Reporting and Analytics services, including Limelight Control, help customers manage and configure how content is delivered and presented to online users. Together, our complete set of reporting and analytics services help online businesses increase efficiency, reduce expenses, improve end-user experience, and provide insight into performance of content delivery or web property. These services include features such as customer provisioning, custom control over delivery and storage options, custom reports, and Internet health monitor — which provides insight into potential sources of end user experience issues.

Collectively, our value-added services, or VAS, (web content management, video content management, web acceleration, mobility and monetization, cloud and global consulting and technical services; but exclusive of content delivery services) represented approximately 26%, 16%, and 11%, respectively, of our revenue in 2011, 2010 and 2009.

Limelight Networks Global Computing Platform

Our global computing platform provides highly-available, highly-redundant storage, bandwidth, and computing resources in support of our services and solutions. This architecture, managed by our proprietary software, seamlessly and automatically responds to network and datacenter outages and disruptions. All of our delivery locations are interconnected via our global network and also connected to multiple Internet backbone and broadband Internet service provider networks. Additionally, each location has redundant network equipment connectivity and server capacity, enabling us to continue serving content even if a network connection or server fails. Automatic failover and recovery not only provide uninterrupted customer service but also simplify network maintenance and upgrades. The main features of this platform include:

•

Densely Configured, High-Capacity Architecture. Our global computing platform infrastructure consists of dense clusters of specially configured servers organized into large, multi-tiered, logical delivery locations. The extensive storage capacity of these logical locations leads to fewer cache misses to our network of servers than we believe would occur in an early content delivery network architecture and provides significant scalability and responsiveness to surges in end-user demand. The clustering of many high-performance CPUs provide us with aggregated computational power.

•

Many Connections to Other Networks. Our logical locations are directly connected to hundreds of Internet service providers and other user access networks, which are computer networks connected to end-users. In addition, for dedicated connectivity between our logical locations, we operate a dedicated fiber optic backbone and metro area networks. Also, our infrastructure has multiple connections to the Internet. In combination, these connections enable us to frequently bypass the often-congested public Internet, improving the delivery speed of content and applications.

•

Intelligent Software to Manage the Network. We have developed proprietary software that manages our global computing platform. This software manages the delivery of content objects, the retrieval of dynamic content, storage and retrieval of objects, activity logging and information reporting.

Segment and Geographic Information

We operate in one industry segment, providing content delivery and related services and solutions for global businesses to build and manage digital presence across Internet, mobile and social channels. We operate in three geographic areas — North America, Europe, Middle East and Africa (EMEA) and Asia Pacific, including Japan. For the years ended December 31, 2011, 2010 and 2009, approximately 30%, 27% and 22%, respectively, of our total revenue was derived from our operations outside North America. For the years ended December 31, 2011, 2010 and 2009, we derived approximately 50%, 57% and 69%, respectively of our international revenue from EMEA and approximately 50%, 43% and 31%, respectively, of our international revenue from Asia Pacific. We anticipate that our Asia Pacific revenue may continue to grow as a percentage of our total international revenue. No single country outside of the United States accounted for 10% or more of our revenues in any of such years. For a description of risks attendant to our foreign operations, see the section titled “Risk Factors” set forth in Part 1, Item 1A of this annual report on Form 10-K. For more segment and geographic information, including revenue from customers, a measure of profit or loss and total assets for each of the last three fiscal years, see our Consolidated Financial Statements included in this annual report on Form 10-K, including Note 23 thereto.

Sales, Service and Marketing

Our sales and service professionals are located in six offices in the United States with an additional 11 office locations in EMEA and Asia Pacific. We sell our services directly through our telesales and field sales forces. We also have customers who incorporate our services into their offerings and function as resellers, as well as other distribution partners. We target media, high tech, software, gaming, enterprise and government agencies and other providers of online media content through our:

•	Telesales force. Our telesales force is responsible for managing direct sales opportunities within the small and mid-market within North America.

•	Field sales force. Our field sales force is responsible for managing direct sales opportunities in major accounts and channels in North America, EMEA and the Asia Pacific regions.

•	Distribution partners. We maintain relationships with a selection of partners who embed our services or solutions into their offerings.

•	Resellers. Through our reseller relationships, we sell our services to reseller companies who have relationships with target customers in specific regions or markets.

Our sales and service organization includes employees in telesales and field sales, professional services, account management and solutions engineering. As of December 31, 2011, we had approximately 159 employees in our sales and service organization. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train and retain sufficient sales, technical and global services personnel, and how well we establish and maintain our distribution and reseller relationships. We believe that the complexity of our services will continue to require highly trained global sales and services personnel.

To support our sales efforts and promote the Limelight brand, we conduct marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, participation at trade shows, strategic alliances and on-going customer communication programs. As of December 31, 2011, we had nine employees in our global marketing organization, which is a component of our sales and service organization.

Customers

Our customers operate in the media, entertainment, gaming, software, enterprise, and public sectors. As of December 31, 2011, we had approximately 1,565 active customers worldwide, including many widely recognized names in the fields of video, digital music, news media, games, rich media applications and software delivery. During 2011, some of our most notable customers included Amazon, Bell Canada, QVC, Swiss Re, Electronic Arts, Ciena, NetApp, StarTribune, Middle East Broadcasting Company, HBO, Microsoft, Netflix, Nintendo Wii, Nissan, Sony Playstation, Toyota of Japan, ABC, BBC, NBC, and Channel 4.

During 2011, we had one customer, Netflix, that accounted for more than 10% of our revenue. For the year ended December 31, 2011, Netflix represented approximately 11% of our total revenue. During 2010, we had no customer that accounted for more than 10% of our revenue. One customer, Microsoft, accounted for more than 10% of our revenue for the year ended December 31, 2009. For the year ended December 31, 2009, Microsoft represented approximately 14% of our total revenue.

From time to time we have discontinued service to customers for non-payment. Although we did not receive continuing revenue from these former customers, these changes provided for a stronger mix of customers across our base, decreased our days sales outstanding (DSO) and allowed us to recoup network capacity to help meet future growth needs. We continue to focus on acquiring and retaining high quality customers across all market segments.

Competition

The market in which we operate is rapidly evolving and highly competitive. We expect this competitive environment to continue. We believe that the principal competitive factors affecting the market for digital content management and delivery fall into two primary categories: delivery and consumer engagement metrics.

Performance for digital content delivery is measured by file delivery time, end-user media consumption rates, quality of the end-user experience, and scalability, both in terms of average capacity and special event capacity. In addition, metrics around the ability to efficiently locate and deliver web content; the ease of implementation; the ability to customize systems for unique content types and mixes; reliability; security; and cost efficiency continue to be key criteria for this market.

Consumer engagement relating to digital content is measured by the ease of management and delivery of digital content across multiple channels and to multiple devices, ability to conduct visitor tracking, lead capture and lead scoring, enablement of business users to manage and publish digital content to reduce cost and strain on IT departments, increased website conversion rates, and ability to quickly monetize digital assets.

The market for digital content management and delivery is increasingly complex and can require multiple vendors to provide customers with a complete set of tools and services to manage and deliver all of their digital content to all audiences. We believe customers will increasingly look for a single vendor for their digital content management and delivery needs to lower costs in relationship and administration management, offer less risk to their business, increase overall quality and speed of delivery and improve and measure consumer engagement effectiveness.

We believe our integrated suite of services and solutions supported by our global computing platform compete effectively in both digital content delivery and consumer engagement metrics, and provide a competitive advantage in that our integrated suite coupled with our global computing platform help obviate the need for customers to seek and manage multiple vendors to provide multiple point solutions. We believe our future success will depend on our ability to continue to enhance the performance, integration and functionality of our existing suite of services and of our global computing platform and to add additional services and functionality to meet the market’s increasing expectations regarding both digital content management and delivery and consumer engagement.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of the software, hardware and network architecture of our global computing platform and support of our content delivery and VAS solutions. As of December 31, 2011, we had 107 employees in our research and development group. Our research and development personnel are primarily located in Mountain View and San Francisco, California, Seattle, Washington, Tel Aviv, Israel, Lviv, Ukraine and at our headquarters in Tempe, Arizona. Our engineering efforts support product development across all of our service areas as well as innovation related to the global computing platform itself. We test our services to ensure scalability in times of peak demand. We use internally-developed and third-party software to monitor and to improve the performance of our platform in the major Internet consumer markets around the world where we provide services for our customers. Our research and development expenses were approximately $17.1 million in 2011, $10.8 million in 2010 and $7.9 million in 2009, including stock-based compensation expense of approximately $3.6 million in 2011, $3.0 million in 2010 and $2.5 million in 2009. We believe that the investments that we have made in research and development have been effectively utilized. In 2012, we anticipate that our research and development expenditures will increase in absolute dollars and increase as a percentage of our revenue.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations and contractual protections.

As of December 31, 2011, we had received 15 patents in the United States, expiring between 2023 and 2031, the Patent and Trademark Office has allowed three more U.S. applications, and we have 55 U.S. patent applications pending. We have two issued patents in Australia. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.

As of December 31, 2011, we had received nine trademarks in the United States. Our name, Limelight Networks, has been filed for multiple classes in the United States, Australia, Canada, the European Union, India, Japan, South Korea and Singapore. We have seven pending trademark applications in foreign countries, and 22 non United States trademarks registered. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.

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

Third parties could claim that our products or technologies infringe their proprietary rights. The Internet content delivery services industry is characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that infringement claims may further increase as the number of products, services, and competitors in our market increases. Further, continued success in this market may provide an impetus to those who might use intellectual property litigation as a weapon against us.

As described under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K, during 2011 we were party to a lawsuit alleging aspects of our content delivery network infringed upon third party patent rights.

In one matter, Akamai Technologies, Inc. v. Limelight Networks, Inc., the trial court entered judgment in our favor, the Federal Circuit Court of Appeals affirmed the decision of the trial court, and we are now awaiting a further decision from the Federal Circuit Court of Appeals following a re-hearing en banc. Initially at the trial court, a jury returned a verdict in February 2008 against us finding we infringed four claims of one patent at issue in that lawsuit, and awarded damages of approximately $45.5 million plus pre-judgment interest estimated to be $2.6 million. An additional provision of approximately $17.5 million for potential additional infringement damages and interest was recorded during the year ended December 31, 2008. In November 2008, a bench trial was conducted regarding our equitable defenses. We filed a renewed motion for judgment as a matter of law, and on May 27, 2009, the court entered judgment as a matter of law that we did not infringe Akamai’s patent. Akamai appealed that judgment and on December 20, 2010 the Court of Appeals for the Federal Circuit affirmed the District Court’s grant of our motion for judgment as a matter of law. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. On November 18, 2011, the Federal Circuit heard oral argument regarding the case. We believe that we presented our case and positions well both in our briefs and in oral argument. The issues in this case are complex, and it is likely that it will be several months before the Federal Circuit publishes its opinion in the case. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. We are not able at this time to estimate the range of potential loss nor, in light of the favorable United States district court order, do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

As we gain greater visibility and market exposure as a public company, we are likely to face an increased risk of being the subject of intellectual property infringement claims from other third parties.

Employees

As of December 31, 2011, we had 482 employees. Of these employees, 404 are based in North America, 61 are based in Europe, Middle East and Africa and 17 are based in Asia Pacific. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting and retaining qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages and positions as of February 27, 2012 are as follows:

Name	Age	Position
Jeffrey W. Lunsford	46	President, Chief Executive Officer and Chairman
Nathan F. Raciborski	45	Co-Founder, Chief Technology Officer and Director
Douglas S. Lindroth	45	Senior Vice President, Chief Financial Officer and Treasurer
David M. Hatfield	43	Senior Vice President of Worldwide Sales, Marketing, Products and Services
Philip C. Maynard	57	Senior Vice President, Chief Legal Officer and Secretary

Jeffrey W. Lunsford has served as our President, Chief Executive Officer and Chairman since November 2006. Prior to joining us, Mr. Lunsford served as Chairman and Chief Executive Officer of WebSideStory, Inc., a provider of real-time data analytics and visualization applications, from April 2003 to November 2006. WebSideStory acquired and assumed the name of Visual Sciences, Inc. in 2006 and was acquired by Omniture, Inc. in 2007. Prior to that, he served as the Chief Executive Officer of TogetherSoft Corporation, a software development company, from September 2002 to February 2003, and as the Senior Vice President of Corporate Development of S1 Corporation, a provider of customer interaction software for financial and payment services, from March 1996 to August 2002. He also currently serves on the board of directors of Digital Domain Media Group, Inc. and Engine Yard, Inc. Mr. Lunsford received a B.S. in Information and Computer Sciences from the Georgia Institute of Technology.

Nathan F. Raciborski co-founded Limelight Networks in 2001. He has been a Director since July 2006 and currently serves as Chief Technology Officer (CTO). Mr. Raciborski is the inventor of over twenty patents related to the acceleration of Internet content, the scalability of Internet platforms, and the enhancement of content delivery to mobile devices. He leads all global engineering and operations at Limelight. Prior to co-founding Limelight, starting in 1993, Mr. Raciborski founded numerous companies including Aerocast (acquired by Motorola), where he served as Co-Founder and Chief Technical Officer from 1999 to 2000, Entera (acquired by Cacheflow), where he served on its board of directors from 1997 to 2000, and Primenet Services for the Internet, where he served as President, Chief Executive Officer and Director beginning in 1993 until it merged with GlobalCenter, where Mr. Raciborski served as President and Director, and later as President of Network Services of Frontier Communications Inc./Global Crossing from 1997 to 1998 after Frontier acquired GlobalCenter.

Douglas S. Lindroth has served as our Senior Vice President and Chief Financial Officer since October 2008 and Treasurer since January 2009. Prior to joining us, Mr. Lindroth served as a member of our board of directors since February 2008. Mr. Lindroth has also served as a General Partner of Bayview Investment Company, a real estate investment company, since November 2005. From April 2006 to May 2007, Mr. Lindroth served as Senior Vice-President and Chief Financial Officer of BakBone Software Incorporated, a developer and distributor of data backup, restoration, disaster recovery, replication and storage reporting software. From 1997 through February 2006, Mr. Lindroth served in various capacities for Memec Group Holdings Limited, a privately held company and a specialty semiconductor distributor, including as its Chief Financial Officer beginning in 2003. Mr. Lindroth formerly served on the board of directors of Visual Sciences, Inc. (formerly WebSideStory, Inc.) from May 2006 to January 2008 and BakBone Software Incorporated from May 2007 to January 2011. He is a Certified Public Accountant and received a B.A. in Business Administration from San Diego State University.

David M. Hatfield has served as our Senior Vice President of Worldwide Sales, Marketing, Products and Services since March 2007. Prior to joining us, Mr. Hatfield served as Vice President-General Manager of Professional Services for the Americas at Symantec Corporation from September 2006 to March 2007 and as the Vice President of Sales, Western Area, at Symantec from April 2005 to September 2006. Prior to that, from December 2003 to April 2005, Mr. Hatfield served as Vice President of Sales of VERITAS Software. From October 2001 to October 2003, he served as the Vice President of Worldwide Field Operations at Rearden Commerce, Inc. (formerly Talaris Corporation). Mr. Hatfield also served in a number of senior sales leadership positions at Akamai Technologies, Inc. from September 1999 to October 2001, most recently as the Director of North America Sales. Mr. Hatfield received a B.S. in Political Science from Santa Clara University.

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

Our primary competitors for content delivery services include Akamai, Level 3 Communications, AT&T, Amazon, CDNetworks, Edgecast, and Internap Network Services Corporation, which acquired VitalStream. Also, as a result of the growth of the content delivery market, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.

Our primary competitors for our SaaS services include Brightcove, Ooyala, Unicorn Media, Sitecore, Adobe, Crown Peak and Interwoven, as well as open source products such a Drupal. However, the competitive landscape is different from content delivery in this area in that changing vendors can be costly and complicated for the customer.

If we are unable to sell our services at acceptable prices relative to our costs, our revenue and gross margins will decrease, and our business and financial results will suffer.

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our global computing network. For example, in 2009, 2010 and 2011 we invested $20.4 million, $33.5 million and $30.4 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing network. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

During 2012, as we further expand our global computing network and the suite of content delivery and other value-added services we provide and begin to refresh our network equipment, we expect our capital expenditures to be approximately 9%-11% of total revenue. As a consequence, we are dependent on significant future growth in demand for our services to justify these additional expenditures. If we fail to generate significant additional demand for our services, our results of operations will suffer, and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

•	continued price declines arising from significant competition for content delivery and our other value-added services;

•	increasing settlement fees for certain peering relationships;

•	failure to increase sales of our core content delivery services or to grow our value-added services;

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

We expect a significant and increasing portion of our revenue to be derived from our value-added service offerings. These value-added services tend to have higher gross margins than our CDN services. Our revenue from such offerings comprised approximately 26% of our revenue for the year ended December 31, 2011. We do not have a long history of offering these value-added services, and we may not be able to achieve the growth rates in such services revenue that we or our investors expect. There are numerous companies that compete in providing value-added services, and many of these companies have greater financial and sales resources than we do. We may not be successful in competing against current and new providers of value-added services. If we are unable to achieve the growth rates in our value-added services revenue that we expect, our revenue and operating results could be significantly and negatively affected.

If we are unable to develop new services and enhancements to existing services or fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.

The market for our content delivery and value-added services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to predict user preferences or industry changes, and modify our solutions and services on a timely basis or develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. As prices for content delivery services continue to fall, we will increasingly rely on new product offerings and other value-added services to maintain or increase our gross margins. Failures in execution, delays in bringing new or improved products or services to market, failure to effectively integrate service offerings or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.

Rapidly evolving technologies or new business models could cause demand for our content delivery services to decline or could cause these services to become obsolete.

Customers or third parties may develop technological or business model innovations that address content management and delivery requirements in a manner that is, or is perceived to be, equivalent or superior to our content delivery and value-added services. If competitors introduce new products or services that compete with or surpass the quality or the price or performance of our services, we may be unable to renew our agreements with existing customers or attract new customers at the prices and levels that allow us to generate attractive rates of return on our investment. For example, one or more third parties might develop improvements to current peer-to-peer technology, which is a technology that relies upon the computing power and bandwidth of its participants, such that this technological approach is better able to deliver content in a way that is competitive to our content delivery services, or even makes content delivery services obsolete. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. In addition, our customers’ business models may change in ways that we do not anticipate, and these changes could reduce or eliminate our customers’ needs for content delivery or digital asset management services. If this occurred, we could lose customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce our prices, which could harm our revenue, gross margin and operating results.

More individuals are using mobile devices to access the Internet, and the solutions developed for these devices may not be widely deployed.

The number of people who access the Internet through devices other than personal computers (PCs), including mobile devices, game consoles and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our service offerings through these devices more difficult and potentially less effective. If we are unable to deliver our service offerings to a substantial number of alternative device users or if we are slow to develop services and technologies that are more compatible with mobile devices, we will fail to capture a significant share of an increasingly important portion of the market. Such a failure could limit our ability to compete effectively in an industry that is rapidly growing and changing.

Any unplanned interruption in the functioning of our network or services or attacks on our internal information technology systems could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of content delivery and digital asset management services over the Internet. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third party network providers to provide the necessary capacity or access, failure of our software or global computing platform infrastructure and power losses. In addition, we deploy our servers in third party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses, unauthorized hacking of our systems or other cyber attacks by unauthorized users. Any unauthorized hacking of our systems or other cyber attacks by unauthorized users could lead to the unauthorized release of confidential information which could damage our business.

While we have not experienced any significant, unplanned disruption of our services to date, our network may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption of the functioning of our content delivery and value-added services for any reason would reduce our revenue and could harm our business and financial results. If such a widespread interruption occurred or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions or security breaches could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.

We are a party to a lawsuit with a significant competitor, and an adverse outcome in that lawsuit is possible, which could have a significant, adverse effect on our financial condition and operations. If an injunction were entered against us, it could force us to cease providing some significant portion of our content delivery services.

We are currently a defendant in one significant lawsuit and formerly a defendant in two other significant lawsuits (see discussion in “Legal Proceedings” in Part I, Item 3 of this annual report on Form 10-K). In the Akamai case, we currently have a favorable ruling, but we cannot provide any assurance that this favorable ruling will not be overturned or reversed on appeal, or that the ultimate outcome of that lawsuit will not be materially adverse to us. The expenses of defending these lawsuits and other lawsuits to which we are or may become a party, particularly fees paid to our lawyers and expert consultants, have been significant and may continue to adversely affect our operating results during the pendency of the lawsuits. Also, this litigation has been a distraction to our management in operating our business.

In Akamai Technologies, Inc. v. Limelight Networks, Inc., the trial court entered judgment in our favor, the Federal Circuit Court of Appeals affirmed the decision of the trial court, and we are now awaiting a further decision from the Federal Circuit Court of Appeals following a re-hearing en banc. Initially at the trial court, a jury returned a verdict in February 2008 against us, finding that we infringed four claims of one patent at issue in that lawsuit, and awarded damages of approximately $45.5 million plus pre-judgment interest estimated to be $2.6 million. An additional provision of approximately $17.5 million for potential additional infringement damages and interest was recorded during the year ended December 31, 2008. In November 2008, a bench trial was conducted regarding our equitable defenses. We filed a renewed motion for judgment as a matter of law, and, on May 27, 2009, the court entered judgment as a matter of law that we did not infringe Akamai’s patent. Akamai appealed that judgment and, on December 20, 2010, the Court of Appeals for the Federal Circuit affirmed the District Court’s grant of our motion for judgment as a matter of law. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. On November 18, 2011, the Federal Circuit heard oral argument regarding the case. The issues in this case are complex, and it is likely that it will be several months after the hearing before the Federal Circuit publishes its opinion in the case. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

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

Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, many of our agreements with customers require us to indemnify such customers for third-party intellectual property infringement claims against them. Pursuant to such agreements, we may be required to defend such customers against certain claims which could cause us to incur additional significant costs. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. See “Legal Proceedings” in Part I, Item 3 of this annual report on Form 10-K. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and, as of December 31, 2011, we have 15 currently issued U.S. patents and two currently issued Australian patents. Monitoring infringement of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights. We have applied for patent protection in a number of foreign countries, but the laws in these jurisdictions may not protect our proprietary rights as fully as in the United States. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

We use certain “open-source” software the use of which could result in our having to distribute our proprietary software, including our source code, to third parties on unfavorable terms which could materially affect our business.

Certain of our service offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable. Certain open-source code is governed by license agreements, the terms of which could require users of such open-source code to make any derivative works of such open-source code available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or taking other actions that could divert resources away from our development efforts.

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

Our future operating results depend to a large extent on our ability to manage expansion and growth successfully. Risks that we face in undertaking this expansion include: training new sales personnel in our varied and increasing offerings, to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our global computing platform and administrative infrastructure, systems and processes; addressing new markets; and expanding international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.

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

We have operated as a public company since June 2007, and we will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules implemented from time to time by the SEC and the Nasdaq Global Select Market. These rules impose various requirements on public companies, including requiring changes in corporate governance practices, increased reporting of compensation arrangements and other requirements. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, new rules and regulations will likely increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP (E&Y), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. We successfully completed our assessment and obtained E&Y’s attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2011, 2010 and 2009, respectively. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues, including our efforts in implementing controls and procedures related to acquired or merged operations. We currently do not have an internal audit group and use an international accounting firm to assist us with our assessment of the effectiveness of our internal controls over financial reporting. In future years, if we fail to timely complete this assessment, or if E&Y cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline, and we could be subject to regulatory sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

We may lose customers if they elect to develop content delivery and other competitive value-added service solutions internally.

Our customers and potential customers may decide to develop their own content delivery, web and video content management and other digital presence management solutions rather than outsource these solutions to services providers like us. This is particularly true as our customers increase their operations and begin expending greater resources on delivering their content using third party solutions. If we fail to offer content delivery, web and video content management and other related services that are competitive to in-sourced solutions, we may lose additional customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.

We may lose customers if they are unable to build business models that effectively monetize delivery of their content.

Some of our customers will not be successful in selling advertising or otherwise monetizing the content we deliver on their behalf and consequently may not be successful in creating a profitable business model. This will result in some of our customers discontinuing their Internet or web-based business operations and discontinuing use of our services and solutions. Further, weakness and related uncertainty in the global financial markets and economy — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that portions of the worldwide economy may be in a prolonged recessionary period — may materially adversely impact our customers’ access to capital or willingness to spend capital on our services or in some cases, ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws or simply go out of business. This uncertainty may also impact our customers’ levels of cash liquidity, which could affect their ability or willingness to timely pay for services that they will order or have already ordered from us. From time to time we discontinue service to customers for non-payment of services. We expect further customers may discontinue operations or not be willing or able to pay for services that they have ordered from us. Further loss of customers may adversely affect our financial results.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2011, sales to our top 10 customers, in terms of revenue, accounted for approximately 34% of our total revenue. During 2010 and 2009, sales to our top 10 customers, in terms of revenue, accounted for approximately 34% and 36%, respectively, of our total revenue. During 2011, we had one customer, Netflix, who represented more than 10% of our total revenue. For the year ended December 31, 2011, Netflix represented approximately 11% of our total revenue. During 2010, we had no customer that accounted for more than 10% of our total revenue. During 2009 we had one customer, Microsoft, who represented more than 10% of our total revenue. For the year ended December 31, 2009, Microsoft represented approximately 14% of our total revenue. Microsoft, and other large customers, may not continue to be as significant going forward as they have been in the past. For example, during 2012, we anticipate that our revenue from Microsoft will decline from that earned in 2011 and 2010 and as a percent of our total revenue.

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

If our customers do not renew their service agreements with us or if they renew on less favorable terms, our revenue may decline and our business may suffer. Similarly, our customer agreements often provide for minimum commitments that are often significantly below our customers’ historical usage levels. Consequently, even if we have agreements with our customers to use our services, these customers could significantly curtail their usage without incurring any penalties under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer.

It also is an important component of our growth strategy to market our services and solutions to industries, such as enterprise and the government. As an organization, we do not have significant experience in selling our services into these markets. We have only recently begun a number of these initiatives, and our ability to successfully sell our services into these markets to a meaningful extent remains unproven. If we are unsuccessful in such efforts, our business, financial condition and results of operations could suffer.

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

•	our ability to increase sales to existing customers and attract new customers to our content delivery and value-added services;

•	the addition or loss of large customers, or significant variation in their use of our content delivery and value-added services;

•	costs associated with current or future intellectual property lawsuits and other lawsuits;

•	service outages or third party security breaches to our platform or to one or more of our customers’ platforms;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

•

the occurrence of significant events in a particular period that result in an increase in the use of our content delivery and value-added services, such as a major media event or a customer’s online release of a new or updated video game;

•	changes in our pricing policies or those of our competitors;

•	the timing of recognizing revenue;

•	limitations of the capacity of our global computing platform and related systems;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

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

•	limitations on usage imposed by our customers in order to limit their online expenses; and

•	war, threat of war or terrorist actions, including cyber terrorism targeted broadly, at us, or our customers, or both, and inadequate cyber security.

We believe that our revenue and results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one period as an indication of future performance.

After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007, 2008, 2010 and 2011 primarily due to increased stock-based compensation expense and litigation costs, which could affect our ability to achieve and maintain profitability in the future. We would have been unprofitable in 2009, had we not reversed a significant reserve for litigation.

Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007, 2008, 2010 and 2011 partially due to our share-based compensation expense which was $0.1 million in 2005, $9.2 million in 2006, $18.9 million in 2007, $18.1 million in 2008, $16.2 million in 2010, and $15.9 million in 2011. We were profitable in 2009 due to the reversal of a significant reserve for litigation; however, our share-based compensation was still significant at $17.5 million for the year. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit (RSU) grants. Our unrecognized share-based compensation expense totaled $27.2 million at December 31, 2011 based on current outstanding stock options and restricted stock units, of which we expect to amortize $14.2 million in 2012, $8.0 million in 2013 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. Our share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. Litigation expense continues to be significant for us. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents, and, in December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will potentially continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million, $20.8 million, $5.4 million and $2.1 million, respectively, in 2006, 2007, 2008, 2009 and 2010, respectively. For the year ended December 31, 2011, we incurred $1.4 million in litigation costs. These costs may continue to be significant during 2012.

We generate our revenue primarily from the sale of content delivery services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.

While we offer our customers a number of services and solutions associated with our global computing platform, we generate the majority of our revenue from charging our customers for the content delivered on their behalf through our global computing platform. We are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content, the amount of content consumed by our customers’ users or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, system impairments or outages, including those caused by hacking or cyber attacks, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on content delivery services, which would seriously harm our operating results and financial condition.

Many of our significant current and potential customers are pursuing emerging or unproven business models which, if unsuccessful, could lead to a substantial decline in demand for our content delivery services.

Because the proliferation of broadband Internet connections and the subsequent monetization of content libraries for distribution to Internet users are relatively recent phenomena, many of our customers’ business models that center on the delivery of rich media and other content to users remain unproven. For example, social media companies have been among our top recent customers and are pursuing emerging strategies for monetizing the user content and traffic on their websites. Our customers will not continue to purchase our content delivery and value-added services if their investment in providing access to the media stored on or deliverable through our global computing platform does not generate a sufficient return on their investment. A reduction in spending on services by our current or potential customers would seriously harm our operating results and financial condition.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of customers and cause us to incur unexpected expenses to make network improvements.

Our content delivery and value-added services are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global computing platform infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our solutions and services, the more resources we will need to invest in additional infrastructure and support. Further, as a result of the adverse jury verdict in February 2008 in the Akamai Technologies, Inc. v. Limelight Networks, Inc. lawsuit, which verdict was overturned by the court’s April 24, 2009 order granting our motion for judgment as a matter of law, we made significant investment in designing and implementing changes to our network architecture in order to implement our content delivery services in a manner we believe does not infringe the claims of Akamai’s ‘703 patent as alleged in the February 2008 trial. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead us to lose current and potential customers. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.

Our operations are dependent in part upon communications capacity provided by third party telecommunications providers. A material disruption of the communications capacity we have leased could harm our results of operations, reputation and customer relations.

We lease private line capacity for our backbone from a third party provider, Global Crossing Ltd. (Global Crossing). Our contracts for private line capacity with Global Crossing generally have terms of three to four years. In March 2011 and January and September 2009, we amended our agreement with Global Crossing to enhance the private line capacity for our backbone. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party provider. Further, Level 3 Communications LLC, one of our direct competitors recently acquired Global Crossing Ltd. Although alternative providers are available, it would be time consuming and expensive to identify and obtain alternative third party connectivity, and accordingly we are dependent on Global Crossing in the near term. Failure of Global Crossing could jeopardize utilization of the service fees pre-paid by us under our agreement with Global Crossing. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity on terms commercially acceptable to us or at all, our business and financial results would suffer. We may not be able to deploy on a timely basis enough network capacity to meet the needs of our customer base or effectively manage demand for our services.

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

In addition, the performance of our infrastructure depends in part on the direct connection of our global computing platform to a large number of end-user access networks, known as peering, which we achieve through mutually beneficial cooperation with these networks. In some instances, network operators charge us for the peering connections. If, in the future, a significant percentage of these network operators elected to no longer peer with our network or peer with our network on less favorable economic terms, then the performance of our infrastructure could be diminished, our costs could increase and our business could suffer.

If our ability to deliver media files in popular proprietary content formats was restricted or became cost-prohibitive, demand for our content delivery services could decline, we could lose customers and our financial results could suffer.

Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as Adobe Flash or Windows Media, was limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery and value-added services would decline by customers using these formats. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.

As part of our business strategy, we may acquire businesses or technologies and may have difficulty integrating these operations.

We may seek to acquire businesses or technologies that are complementary to our business. For example, in May 2009, we acquired substantially all of the assets of Kiptronic, Inc., a developer of mobility and monetization solutions for content publishers; in January 2010, we acquired chors GmbH (chors), an on-line and direct marketing solutions provider located in Germany; in April 2010, we acquired EyeWonder, Inc., a provider of interactive digital advertising products and services to advertisers; in July 2010, we acquired Delve Networks, Inc., a provider of online video solutions to manage, publish, measure and monetize high quality video content on the Internet; and in May 2011, we acquired Clickability, a SaaS provider of web content management located in San Francisco, California, and AcceloWeb, a provider of advanced technology that helps speed the presentation of websites and applications located in Tel Aviv, Israel. We subsequently sold the EyeWonder and chors business operations in September 2011. Acquisitions involve a number of risks to our business, including the difficulty of integrating the operations, services, solutions and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, the possibility that our business culture and the business culture of the acquired companies will not be compatible, the difficulty of incorporating or integrating acquired technology and rights with or into our other services and solutions, expenses related to the acquisition and to the integration of the acquired companies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks related to the businesses of acquired companies that may continue to impact the businesses following the merger and potential unknown liabilities associated with acquired companies. Any inability to integrate services, solutions, operations or personnel in an efficient and timely manner could harm our results of operations.

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

We have limited prior experience as a company in this complex process of acquiring and integrating businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions will require the use of our available cash or dilutive issuances of securities. Future acquisitions or attempted acquisitions could also harm our ability to achieve profitability. We may also experience significant turnover from the acquired operations or from our current operations as we integrate businesses.

If we are unable to retain our key employees and hire qualified sales and technical personnel, our ability to compete could be harmed.

Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that they rely on in implementing our business plan. In particular, we are dependent on the services of our Chief Executive Officer, Jeffrey W. Lunsford and also our Chief Technology Officer, Nathan F. Raciborski. Neither of these officers nor any of our other key employees is bound by an employment agreement for any specific term. There is increasing competition for talented individuals with the specialized knowledge to deliver content delivery and value-added services and this competition affects both our ability to retain key employees and hire new ones. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our services, and negatively impact our ability to sell our services.

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

These risks include:

•	increased expenses associated with sales and marketing, deploying services and maintaining our infrastructure in foreign countries;

•	competition from local content delivery service providers, many of which are very well positioned within their local markets;

•	challenges caused by distance, language and cultural differences;

•	unexpected changes in regulatory requirements preventing or limiting us from operating our global computing platform or resulting in unanticipated costs and delays;

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

We are subject to the effects of fluctuations in foreign exchange rates, which could affect our operating results.

The financial condition and results of operations of our operating foreign subsidiaries are reported in the relevant local currency and are then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated U.S. dollar financial statements. Also, although a large portion of our customer agreements are denominated in U.S. dollars, we may be exposed to fluctuations in foreign exchange rates with respect to customer agreements with certain of our international customers. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. In addition to currency translation risk, we incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than the relevant local currency. Given the volatility of exchange rates, we may be unable to manage our currency transaction risks effectively. Currency fluctuations could have a material adverse effect on our future international sales and, consequently, on our financial condition and results of operations.

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

Privacy concerns could lead to legislative and other limitations on our ability to use “cookies” and video player “cookies” that are crucial to our ability to provide services to our customers.

Our ability to compile data for customers depends on the use of “cookies” and video player “cookies” to identify certain online behavior that allows our customers to measure a website or video’s effectiveness. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser or video player when the user makes a request for a web page or to play a video. Government authorities inside the United States concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in United States Congress and many state legislatures. Attempts at such regulation may be drafted in such a way as to limit or prohibit the use of technology like cookies, thereby creating restrictions that could reduce our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy.

Our foreign operations may also be adversely affected by regulatory action outside the United States. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. In addition, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and also places restrictions on the sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the electronic communications directive by October 31, 2003 (though not all have done so). Germany has also enacted additional laws limiting the use of user profiling, and other countries, both in and out of the European Union, may impose similar limitations.

Internet users may directly limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software and in their video player software. Internet browser software upgrades also may result in limitations on the use of cookies. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookies. Plaintiffs’ attorneys also have organized class action suits against companies related to the use of cookies and several companies, including companies in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information. We may be subject to such suits in the future, which could limit or eliminate our ability to collect such information. If our ability to use cookies were substantially restricted due to the foregoing, or for any other reason, we would have to generate and use other technology or methods that allow the gathering of user data in order to provide services to customers. This change in technology or methods could require significant reengineering time and resources, and may not be complete in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all. If the use of cookies is prohibited and we are not able to efficiently and cost effectively create new technology, our business, financial condition and results of operations would be materially adversely affected. In addition, any compromise of security that results in the release of Internet users’ and/or our customers’ data could seriously limit the adoption of our service offerings as well as harm our reputation and brand, expose us to liability and subject us to reporting obligations under various state laws, which could have an adverse effect on our business. The risk that these types of events could seriously harm our business is likely to increase as the amount of data stored for customers on our servers and the number of countries where we operate has been increasing, and we may need to expend significant resources to protect against security breaches, which could have an adverse effect on our business, financial condition or results of operations.

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

As a public company, we have incurred, and will continue to incur, significant accounting and other expenses that we did not incur as a private company. These expenses include increased accounting, legal and other professional fees, insurance premiums, investor relations costs, and costs associated with compensating our independent directors. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Global Select Market, impose additional requirements on public companies, including requiring changes in corporate governance practices. For example, the listing requirements of the Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. These rules and regulations could also make it more difficult for us to identify and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Divestiture of our EyeWonder and chors rich media advertising services, or future divestitures of other businesses or product lines that we have acquired or will acquire, may materially adversely affect our financial condition, results of operations or cash flows, or may result in impairment charges that may adversely affect our results of operations.

We continue to evaluate the performance of all of our businesses and may sell businesses or product lines in the future. For example, on August 30, 2011, we announced that we entered into an agreement to sell our EyeWonder and chors rich media advertising unit to DG. The transaction closed on September 1, 2011. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business, any of which could result in a material adverse affect to our financial condition, results of operations or cash flows. In addition, we have acquired goodwill and intangible assets in business combinations, including the acquisitions of EyeWonder, Inc. and chors in 2010. A substantial portion of this goodwill remains on our balance sheet. We follow the provisions of ASC 805, “Business Combinations” (ASC 805) and ASC 350, “Goodwill and Other Intangible Assets” (ASC 350). We also follow the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-lived Assets” (ASC 360). In accordance with these standards, goodwill is not amortized. Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. As of December 31, 2011, we had $80.1 million in goodwill which will be subject to potential future impairments which could have a material adverse effect on our financial condition and results of operations. Our intangible assets are carried at cost and are subject to amortization. In accordance with ASC 360, our intangible assets are subject to impairment testing whenever changes in circumstances indicate that the carrying value may not be fully recoverable. Divestitures of previously acquired businesses, such as the divestiture of the EyeWonder and chors rich media advertising services, may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 168 at December 31, 2011. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

We were founded in 2001. A significant amount of our growth, in terms of employees, operations and revenue, has occurred. For example, our revenue has grown from $5.0 million in 2003 to $65.2 million in 2006 to $171.3 million in 2011. As a consequence, we have a limited operating history which makes it difficult to evaluate our business and our future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this report on Form 10-K and our quarterly reports on Form 10-Q. If we do not address these risks successfully, our business will be harmed.

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

As of December 31, 2011, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding common stock, including approximately 29% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our global corporate headquarters are located in approximately 64,000 square feet of leased office space in Tempe, Arizona. We also lease approximately 8,224 square feet of space for a data center in Phoenix, Arizona. We lease offices in several other locations in the United States, including in or near San Diego, San Francisco and San Jose, California, New York, New York, Seattle, Washington and Washington DC. We also lease offices in Europe and Asia in or near the following cities: Woelfersheim and Munich, Germany, London, England, Paris, France, Tel Aviv, Israel, Lviv, Ukraine, Tokyo, Japan, Seoul, Korea and Singapore. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.	Legal Proceedings

We are involved in litigation with Akamai and MIT relating to a claim of patent infringement. The action was filed in June 2006 in the United States District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in United States Patent No. 6,108,703 (the ‘703 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ‘703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008, we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest. On July 1, 2008, the court denied our motions for JMOL, Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and denied its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the Muniauction Case, released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us. Akamai filed a notice of appeal of the court’s decision on May 26, 2009. The Court of Appeals for the Federal Circuit heard arguments by both parties on June 7, 2010. On December 20, 2010 the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. On November 18, 2011, the Federal Circuit heard oral argument regarding the case. We believe that we presented our case and positions well both in our briefs and in oral argument. The issues in this case are complex, and it is likely that it will be several months before the Federal Circuit publishes its opinion in the case. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. We are not able at this time to estimate the range of potential loss nor, in light of the favorable United States district court order, do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

In the ordinary course of our business, we are also involved in a limited number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. With respect to pending legal actions to which we are a party, although the outcomes of these actions are not generally determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, trades on The Nasdaq Global Select Market under the symbol “LLNW”.

The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on The Nasdaq Global Select Market:

	High	Low
2010:
First Quarter	$4.09	$3.25
Second Quarter	$4.51	$3.61
Third Quarter	$6.35	$3.57
Fourth Quarter	$8.97	$5.58

2011:
First Quarter	$8.58	$5.72
Second Quarter	$7.39	$4.17
Third Quarter	$5.16	$1.95
Fourth Quarter	$3.28	$2.03

Holders

As of February 27, 2012, there were 313 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 1, — September 30, 2011	3,809,800	$2.42	3,809,800	$15,866,159
October 1, — October 31, 2011	3,375,300	$2.57	3,375,300	$7,275,477
November 1, — November 30, 2011	1,333,049	$2.83	1,333,049	$3,532,462
December 1, — December 31, 2011	932,300	$2.94	932,300	$814,024

Total	9,450,449	$2.58	9,450,449

(1)	Includes commissions, markups and expenses.
(2)	We announced a repurchase plan that authorizes us to use up to $25 million to repurchase shares of our common stock, exclusive of any commissions, markups or expenses, on August 30, 2011, under which we may purchase shares of our common stock through March 12, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status.

We did not repurchase any equity securities in 2010 or prior years.

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

In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. For the year ended December 31, 2011, we made capital expenditures of $30.4 million and expect aggregate capital expenditures of approximately 9%-11% of total revenue in 2012. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. In May 2011, we acquired AcceloWeb (IL) Ltd., for which we used $4.7 million and could use an additional $4.0 million if certain performance milestones are achieved. Also in May 2011, we acquired Clickability, Inc., for which we used $2.8 million. In July 2010, we acquired Delve Networks, Inc. for which we used approximately $2.6 million, net of cash acquired, and could use an additional $1.2 million if certain financial targets are achieved. On April 30, 2010, we acquired EyeWonder, Inc. for which we used approximately $62.0 million, net of cash acquired, and, in January 2010, we acquired chors GmbH, for which we used approximately $2.0 million, net of cash acquired at the closing, and used an additional $0.3 million in 2011 for the achievement of specific financial targets during 2010. During 2012, pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation, a portion of the net proceeds may be used to satisfy a final damages judgment, if any.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between June 8, 2007 (the date our common stock began trading on Nasdaq) and December 31, 2011, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on June 8, 2007 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on June 8, 2007 was the closing sales price of $22.18 per share.

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

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and with “Management Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. In January 2010 and April 2010, we acquired chors GmbH (chors) and EyeWonder, Inc. (EyeWonder), respectively. On September 1, 2011, we completed the sale of EyeWonder and chors video and rich media advertising services to DG FastChannel, Inc. (DG) (now Digital Generation, Inc.). Accordingly, the results related to the sale of EyeWonder and chors for the year ended December 31, 2011and prior periods have been reclassified to discontinued operations and have not been included in our selected financial data and management’s discussion and analysis of financial condition and results of operations.

	Limelight Networks, Inc.
	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues	$171,292	$154,223	$131,663	$129,530	$103,111

Cost of revenue:
Cost of services (1)	81,556	72,358	61,572	58,186	44,802
Depreciation — network	28,030	22,224	24,051	25,675	20,739

Total cost of revenue	109,586	94,582	85,623	83,861	65,541

Gross profit	61,706	59,641	46,040	45,669	37,570
Operating expenses:
General and administrative (1)	32,138	29,827	34,128	52,440	31,827
Sales and marketing (1)	40,081	38,614	32,587	34,916	25,462
Research and development (1)	17,146	10,841	7,937	7,365	5,504
Depreciation and amortization	4,787	2,460	2,351	1,356	857
Provision for litigation (2)	—	—	(65,645)	17,515	48,130

Total operating expenses	94,152	81,742	11,358	113,592	111,780

Operating (loss) income	(32,446)	(22,101)	34,682	(67,923)	(74,210)
Other income (expense):
Interest expense	(299)	(62)	(39)	(55)	(1,418)
Interest income	752	910	1,345	5,098	5,153
Other (expense) income	(311)	(250)	(14)	(171)	(144)

Total other income	142	598	1,292	4,872	3,591

(Loss) income from continuing operations before income taxes	(32,304)	(21,503)	35,974	(63,051)	(70,619)
Income tax (benefit) expense	(2,238)	727	1,084	16	2,401

(Loss) income from continuing operations	(30,066)	(22,230)	34,890	(63,067)	(73,020)
Discontinued operations:
Income from discontinued operations, net of income taxes	4,778	1,879	—	—	—

Net (loss) income	$(25,288)	$(20,351)	$34,890	$(63,067)	$(73,020)

Basic net (loss) income per weighted average share:
Continuing operations	$(0.28)	$(0.24)	$0.41	$(0.76)	$(1.26)
Discontinued operations	0.05	0.02	—	—	—

Total	$(0.23)	$(0.22)	$0.41	$(0.76)	$(1.26)

Diluted net (loss) income per weighted average share:
Continuing operations	$(0.28)	$(0.24)	$0.40	$(0.76)	$(1.26)
Discontinued operations	0.05	0.02	—	—	—

Total	$(0.23)	$(0.22)	$0.40	$(0.76)	$(1.26)

Shares used in per weighted average share calculations:
Basic	109,236	94,300	84,202	82,932	57,982
Diluted	109,236	94,300	87,972	82,932	57,982

(1)	Includes share-based compensation as follows:

	Limelight Networks, Inc.
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Cost of revenue	$2,419	$2,359	$2,414	$2,243	$1,489
General and administrative	6,132	5,984	7,556	8,060	10,653
Sales and marketing	3,776	4,840	4,970	5,400	3,948
Research and development	3,554	2,999	2,523	2,355	2,820

Total	$15,881	$16,182	$17,463	$18,058	$18,910

(2)	In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million. During 2008, we recorded an additional potential damage liability relating to this infringement of $15.5 million, plus additional interest of $2.0 million. The total provision for litigation at December 31, 2008 was $65.6 million. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009, the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order, we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us. Akamai filed a notice of appeal of the court’s decision on May 26, 2009; and the Court of Appeals for the Federal Circuit heard arguments by both parties on June 7, 2010. On December 20, 2010, the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. On November 18, 2011, the Federal Circuit heard oral argument regarding the case. We believe that we presented our case and positions well both in our briefs and in oral argument. The issues in this case are complex, and it is likely that it will be several months before the Federal Circuit publishes its opinion in the case. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. In light of the favorable ruling from the Court of Appeals, we do not believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

	Limelight Networks, Inc.
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$140,199	$66,870	$154,379	$174,643	$197,097
Non-current marketable securities	51	103	12	13	87
Working capital	159,180	127,280	159,530	116,608	154,501
Property and equipment, net	56,368	52,891	35,524	40,185	46,968
Total assets	346,345	298,640	235,670	256,792	273,428
Long-term debt, less current portion	2,124	1,641	—	—	—
Total stockholders’ equity	309,105	256,109	202,800	150,131	194,037

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance computing platform (our global computing platform) upon which we provide an integrated suite of services including content delivery services, web content management services, video content management services, web acceleration services, mobility and monetization services, cloud storage services and related consulting services. Our web content management and video content management services are provided as Software as a Service (SaaS) solutions, our cloud storage services and content delivery services are provided as a Platform as a Service (PaaS) solutions and we sometimes refer to all of these integrated services and solutions (other than content delivery services) collectively as our value-added services (VAS). We derive revenue from the sale of services to our customers. Our scalable cloud solutions improve the quality of online media and content, accelerate the performance of web applications, enable secure online transactions and manage and monetize digital assets. These services are provided in the cloud as they are supported by our global computing platform, which provides highly-available, highly-redundant storage, bandwidth and computing resources as well as connectivity to last-mile broadband network providers. We also offer other platform and infrastructure services, such as transit and rack space services. We operate in one industry segment. Our services enable global businesses to build and manage their digital presence across Internet, mobile and social channels by reaching and delivering a brilliant experience to their audiences on mobile and connected devices, enabling them to enhance their brand presence, build stronger customer relationships, manage web content and video assets, analyze viewer preferences, optimize their advertising, and monetize their digital assets. We provide services to customers in North America, EMEA, and the Asia Pacific region. As of December 31, 2011, we had approximately 1,565 active customers worldwide.

In addition to expanding our suite of value-added services, we have also continued to expand the capacity and capabilities, and to enhance the performance and efficiency of our global computing platform. Although we believe that we may have improved margins in our content delivery services as we expand our customer base and use a greater proportion of our capacity, we expect the majority of our margin increases to result from our value-added services increasing as a percentage of our revenue.

On September 12, 2011, our board of directors approved a repurchase plan in compliance with Rules 10b-18 and 10b5-1 of the Securities Exchange Act of 1934 that authorizes us to repurchase up to $25 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the year ended December 31, 2011, we repurchased and cancelled approximately 9.5 million shares at an average price per share of approximately $2.56 per share. The price range of the shares repurchased was between $2.15 and $3.17 per share. The total amount expended before commissions, markups and expenses was approximately $24.2 million.

On September 1, 2011, we completed the sale of EyeWonder LLC and chors GmbH video and rich media advertising services (EyeWonder and chors) to DG FastChannel, Inc. (DG) (now Digital Generation, Inc.) for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million receivable. Accordingly, the results related to the sale of EyeWonder and chors for the year ended December 31, 2011 and prior periods have been reclassified to discontinued operations and have not been included in our management’s discussion and analysis of financial condition and results of operations. At the time of purchase, we were pursuing a strategy of business growth through our core content delivery services and our value-added services offerings which through the acquisition provided us access directly to the “Rich Media” advertising market. Rich Media refers to online advertising that uses a range of interactive digital media, including streaming video and audio. We subsequently determined to concentrate our value-added services in mobility, web and video content management, web application acceleration, cloud storage, and consulting which we collectively refer to as our software-as-a-service solutions (SaaS). This divestiture will enable us to focus on continuing to grow and invest in our globally distributed computing platform and our rapidly expanding SaaS solutions. See Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about the sale of EyeWonder and chors rich media advertising services.

On March 2, 2011, we completed an underwritten public offering of our common stock in which we sold and issued 11,500,000 shares of our common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, at a price to the public of $7.10 per share. The newly issued common shares began trading on the Nasdaq Global Select Market on March 2, 2011. We raised a total of approximately $81.7 million in gross proceeds from the offering, or approximately $77.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.8 million and other offering costs of approximately $0.8 million. The offering was made pursuant to the effective registration statement on Form S-3 (Registration Statement No. 333-170609) previously filed with and declared effective by the Securities and Exchange Commission (SEC) on November 26, 2010 and the related prospectus supplement thereunder filed with the SEC on February 28, 2011.

On May 2, 2011, we acquired all of the issued and outstanding shares of Clickability, Inc. (Clickability), a privately-held SaaS provider of web content management located in San Francisco, California. This transaction created the foundation for our web content management services. The aggregate purchase price consisted of approximately $4.9 million of cash paid at the closing (cash paid net of cash acquired was $2.7 million), $0.1 million held by us to cover future claims and 732,000 shares of our common stock with an estimated fair value of approximately $4.6 million on the date of acquisition. See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about our Clickability acquisition.

On May 9, 2011, we acquired all of the issued and outstanding shares of AcceloWeb, (IL) Ltd. (AcceloWeb), a Tel Aviv, Israel-based privately-held provider of advanced technology that helps speed the presentation of websites and applications. This transaction created the foundation for our web acceleration services. The aggregate purchase price consisted of approximately $5.0 million of cash paid at the closing (cash paid net of cash acquired was $4.7 million) and 1,100,629 shares of our common stock issued at closing with an estimated fair value of approximately $7.0 million on the acquisition date. In addition, the purchase price included contingent consideration with an aggregate potential value of $8.0 million ($4.0 million payable in cash and $4.0 million payable in the Company’s common stock), which may be earned upon the achievement of certain performance milestones which will be measured quarterly during the eight full consecutive quarters ending June 30, 2013 (the Earn-Out). The fair value of the Earn-Out was determined to be approximately $0.8 million, which is comprised of $0.4 million payable in cash (the Cash Earn-Out) and $0.4 million payable in common stock (the Common Stock Earn-Out). The carrying value of the Earn-Out is accreted to its estimated redemption value with a charge to interest expense. See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about our AcceloWeb acquisition.

The following table sets forth our historical operating results, as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
Consolidated Statement of Operations Data:
Revenue	100%	100%	100%
Cost of revenue:
Cost of services	48	47	47
Depreciation — network	16	14	18

Total cost of revenue	64	61	65

Gross profit	36	39	35
Operating expenses:
General and administrative	19	19	26
Sales and marketing	23	25	25
Research and development	10	7	6
Depreciation and amortization	3	2	2
Provision for Litigation	—	—	(50)

Total operating expenses	55	53	9

Operating (loss) income	(19)	(14)	26
Other income (expense):
Interest expense	—	—	—
Interest income	—	1	1
Other income (expense)	—	—	—

Total other income (expense)	—	—	1

(Loss) income before income taxes	(19)	(14)	27
Income tax (benefit) expense	(1)	—	1

(Loss) income from continuing operations	(18)	(14)	26
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	3	1	—

Net (loss) income	(15)%	(13)%	26%

Traffic on our network and our value-added services business has continued to grow. This traffic growth is primarily the result of growth in the traffic delivered to existing customers and to a lesser extent on behalf of new customers. Our content delivery revenue is generated by charging for traffic delivered. While our traffic continued to grow, our revenue generated from such traffic grew at a much slower rate as a result of unit price compression. Our value-added services revenue represented substantially all of our revenue growth during the year ended December 31, 2011. During 2011, we added new customers through new business and through our business acquisitions, and we also elected not to renew some customers. Our average number of products per customer during the three month period ended December 31, 2011 was 1.9.

Our international revenue has continued its growth, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the years ended December 31, 2011, 2010 and 2009, respectively, revenue derived from customers outside North America accounted for approximately 30%, 27% and 22% respectively, of our total revenue. For the years ended December 31, 2011, 2010 and 2009, respectively, we derived approximately 50%, 57% and 69%, respectively of our international revenue from EMEA and approximately 50%, 43% and 31%, respectively of our international revenue from Asia Pacific. We anticipate that our Asia Pacific revenue may continue to grow as a percentage of our total international revenue. No single country outside of the United States accounted for 10% or more of our revenues during the years ended December 31, 2011, 2010 and 2009, respectively. We expect foreign revenue to continue to increase in absolute dollars in 2012. Our business is managed as a single segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2011, sales to our top 10 customers, in terms of revenue, accounted for approximately 34% of our total revenue. During 2010 and 2009, revenue generated from sales to our top 10 customers, in terms of revenue, accounted for approximately 34% and 36%, respectively, of our total revenue. During 2011, we had one customer, Netflix, who represented more than 10% of our total revenue. For the year ended December 31, 2011, Netflix represented approximately 11% of our total revenue. During 2010, we had no customer that accounted for more than 10% of our total revenue. During 2009 we had one customer, Microsoft, who represented more than 10% of our total revenue. For the year ended December 31, 2009, Microsoft represented approximately 14% of our total revenue. We anticipate our top 10 customer concentration levels will be consistent with 2011.

In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services for resale to their end customers. Revenue generated from sales to reseller customers was approximately 4%, 5% and 2%, respectively of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition to these revenue-related business trends, our cost of revenue increased in absolute dollars and increased as a percentage of revenue in 2011 when compared to 2010. For the year ended December 31, 2011, cost of revenue included approximately eight months of cost of revenue for Clickability and AcceloWeb, respectively. We acquired each company in May 2011. The increase in absolute dollars was primarily due to increased bandwidth and co-location fees (which included increased peering costs), due to increased traffic and expansion of our global computing platform, increased depreciation expense on our network equipment, as we continue to build-out our expanding network and refresh our network equipment, and increased payroll and related employee costs for operations personnel, who are responsible for managing and monitoring our global computing platform and delivery of our value-added services. We enter into contracts with third party network and data center providers, with terms typically ranging from several months to several years. Our contracts related to transit bandwidth provided by network operators generally commit us to pay either a fixed monthly fee or monthly fees plus additional fees for bandwidth usage above a contracted level. In March 2011 and January and September 2009, we entered into multi-year arrangements with Global Crossing for additional bandwidth and backbone capacity. The agreements required us to make advanced payments for future services to be received. Our recently amended master contract with Global Crossing provides for the use of private lines of varying capacity for our backbone. The amended agreement provides for added capacity for a four year term, and includes a substantial prepayment of fees and charges. In addition to purchasing services from communications providers, we connect directly to over 900 broadband Internet service providers, or ISPs, generally without either party paying the other. This industry practice, known as settlement free peering, benefits us by allowing us to place content objects directly on user access networks, which helps us provide higher performance delivery for our customers and eliminate paying transit bandwidth fees to network operators. This practice also benefits the ISP and its customers by allowing them to receive improved content delivery through our local servers and eliminate cost of transit bandwidth associated with delivery receipt of the traffic. We do not consider these relationships to represent the culmination of an earnings process. Accordingly, we do not recognize as revenue the value to the ISPs associated with the use of our servers nor do we recognize as expense the value of the bandwidth received at discounted or no cost. These peering relationships are mutually beneficial and are not contractual commitments. In addition to settlement free peering, we incur costs for non settlement free peering as well as costs associated with connecting to the Internet service providers.

During 2011, we continued to reduce our network transit bandwidth delivery costs per gigabyte transferred by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions from our existing suppliers associated with higher purchase commitments. However, due to increased traffic delivered over our network, our total transit bandwidth delivery costs increased during 2011. We anticipate our overall transit bandwidth delivery costs will continue to increase in absolute dollars as a result of expected higher traffic levels, partially offset by continued reductions in bandwidth costs per unit. In addition, during 2011, we entered into relationships for fixed price paid peering ports that will assist in cost management as we continue to increase the volume of traffic moving through our global computing platform. We expect that our overall transit bandwidth delivery costs as a percentage of revenue will remain relatively constant in 2012 compared to 2011.

For the year ended December 31, 2011, operating expenses increased in absolute dollars and increased as a percentage of revenue compared to the year ended December 31, 2010. The year ended December 31, 2011 included approximately eight months of operating expenses from our acquisitions of Clickability and AcceloWeb. This increase was primarily due to increased general and administrative costs (primarily increased facility and facilities related costs, and increased payroll and related employee costs, due to increased staffing, and increased fees, licenses and non-income taxes, offset by lower litigations expenses and lower bad debt expense), increased sales and marketing expenses (primarily increased marketing expenses, increased employee events and increased fees and licenses, offset by a decrease in share-based compensation), increased research and development costs (primarily payroll and related employee costs due to increased staffing and increased share-based compensation) and increased non-network related depreciation and amortization (primarily due to increased amortization of intangible assets from our business acquisitions).

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular, as we purchased servers and other network equipment associated with our network build-out. For example, in 2009, 2010 and 2011, we made capital purchases of $20.4 million, $33.5 million and $30.4 million, respectively, which represented 16%, 22% and 18%, respectively, of total revenue for each of those years. We expect to have ongoing capital expenditure requirements, as we continue to invest in, refresh and expand our global computing platform. For 2012, we currently anticipate making aggregate capital expenditures of approximately 9%-11% of total revenue for the year.

Occasionally we generate revenue from certain customers that are entities related to certain of our executives. The aggregate amounts of revenue derived from these related party transactions was less than 1% for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, respectively, we did not generate any revenue from related parties.

We are currently engaged in litigation with one of our principal competitors, Akamai Technologies, Inc. (Akamai) and its licensor, the Massachusetts Institute of Technology (MIT), in which these parties have alleged that we are infringing three of their patents. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the patent at issue (United States Patent No. 6,108,703 (the ‘703 patent) and rejecting our invalidity defenses. The court conducted a bench trial in November 2008, regarding our equitable defenses; and we filed a motion for reconsideration of the court’s earlier denial of our motion for Judgment as a Matter of Law (JMOL). Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order we reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us on May 22, 2009. Akamai filed a notice of appeal of the court’s decision on May 26, 2009; and the Court of Appeals for the Federal Circuit heard arguments by both parties on June 7, 2010. On December 20, 2010 the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. On November 18, 2011, the Federal Circuit heard oral argument regarding the case. We believe that we presented our case and positions well both in our briefs and in oral argument. The issues in this case are complex, and it is likely that it will be several months before the Federal Circuit publishes its opinion in the case. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. We are not able at this time to estimate the range of potential loss nor, in light of the favorable United States district court order, do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

Our future results will be affected by many factors identified in the section captioned “Risk Factors,” in this annual report on Form 10-K, including our ability to:

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Akamai to a favorable conclusion;

•	prevent disruptions to our services and network due to accidents or intentional attacks;

•	continued ability to deliver a significant portion of our traffic through settlement free peering relationships which significantly reduce our cost of delivery;

•	successfully integrate the businesses we have acquired; and

•	successfully manage the disposition of businesses we have divested from.

As a result, we cannot assure you that we will achieve our expected financial objectives, including positive net income.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with United States general accepted accounting principles and necessarily include certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our consolidated financial position, results of operations or cash flows and that may require management to make subjective or complex judgments about matters that are inherently uncertain.

Revenue Recognition

We primarily derive revenue from the sale of content delivery and value-added services to our customers. Our customers generally execute contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. We define usage as customer data sent or received using our content delivery service, or content that is hosted or cached by us at the request or direction of our customer. We recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our services exceed the monthly minimum commit, we recognize revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, we recognize revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognize any remaining committed amount for the applicable period in the last month thereof.

We typically charge the customer an installation fee when the services are first activated. We do not charge installation fees for contract renewals. Installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also derive revenue from services and events sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

We have on occasion entered into multi-element arrangements. In October 2009, the FASB issued ASU 2009-13 and this ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in ASC 605-25 for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In the third quarter of 2010, we early adopted ASU 2009-13 with such adoption being effective for revenue arrangements entered into or materially modified after January 1, 2010. We recognized $1.1 million of revenue related to a multi-element arrangement accounted for in accordance with ASU 2009-13 during the year ended December 31, 2010.

Prior to the adoption of ASU 2009-13 effective January 1, 2010, we accounted for multiple element arrangements in accordance with ASC 605-25. When we entered into such arrangements, each element was accounted for separately over its respective service period or at the time of delivery, provided that there was objective evidence of fair value for the separate elements. Objective evidence of fair value was based on the price charged for the element when sold separately. If the fair value of each element could not be objectively determined, the total value of the arrangement was recognized ratably over the entire service period to the extent that all services have begun to be provided, and other revenue recognition criteria have been satisfied.

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

We had certain multi-element arrangements as of December 31, 2010 that were entered into prior to the adoption of ASU 2009-13 in 2010. Under these arrangements, we recognized approximately $4.3 million, $11.0 million and $6.9 million, respectively, in revenue for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, we had deferred revenue related to these multi-element arrangements of approximately $0.5 million that will be recognized over the remaining terms of the respective arrangements based on the underlying elements of the arrangements in accordance with our revenue recognition policies.

We also sell services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. Reseller revenue was approximately 4%, 5% and 2%, respectively, of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Accounts Receivable and Related Reserves

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. We record reserves as a reduction of our accounts receivable balance. Estimates are used in determining these reserves. We calculate the allowance for doubtful accounts using the aging of the accounts receivable method. Under this method, the allowance for doubtful accounts is based upon a calculation that uses our aging of accounts receivable and applies a reserve percentage to the specific age of the receivable to estimate the allowance for doubtful accounts. The reserve percentages are determined based on our historical write-off experience. These estimates could change significantly if our customers’ financial condition changes or if the economy in general deteriorates. We perform on-going credit evaluations of our customers. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any future services provided to that customer will result in the deferral of revenue until payment is made or we determine payment is reasonably assured. In addition, we record a reserve for service credits. Reserves for service credits are measured based on an analysis of credits issued in previous periods. We do not have any off-balance sheet credit exposure related to our customers.

Share-Based Compensation

We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company and historical volatilities of similar public companies within the Internet services and network industry. Each company’s historical volatility is weighted based on certain qualitative factors and combined to produce a single volatility factor used by us. The expected term is calculated using the “short-cut” method provided in the Securities Exchange Commission’s Staff Accounting Bulletin No. 107, which takes into consideration the grant’s contractual life and the vesting periods. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term.

We develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Annual changes in the estimated forfeiture rate may have a significant effect on share-based payments expense, as the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

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

Contingent Consideration

Contingent consideration is included in Other Current Liabilities, Other Long Term Liabilities or as a component of Equity on our consolidated Balance Sheet depending upon characteristics of the obligation. In connection with certain of our acquisitions, additional contingent considerations may be earned in the future by the selling entity upon completion of certain financial milestones. We record a liability or equity that is recognized on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration based on the estimated probability of achieving the milestones and the probability weighted discount on cash flows. Any change in the fair value of contingent consideration subsequent to the acquisition date is recognized in the consolidated statements of operations. Contingent consideration classified as a liability is re-measured to fair value each reporting period until the contingency is resolved. The changes in fair value are recognized in earnings. Contingent consideration classified as equity is not re-measured.

Deferred Taxes and Uncertain Tax Positions

We utilize the liability method of accounting for income taxes in accordance with the provisions of ASC 740. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.

In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. We also follow ASC 740 to account for uncertainty in income taxes recognized in the financial statements.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Our unrecognized tax benefit from uncertain tax positions decreased from January 1, 2011 to December 31, 2011. We anticipate that our unrecognized tax benefits will continue to decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in our tax provision.

Our effective tax rate is influenced by the recognition of tax positions pursuant to the more likely than not standard that such positions will be sustained upon examination by the taxing authority. In addition, other factors such as changes in tax laws, rulings by taxing authorities and court decisions, and significant changes in our operations through acquisitions or divestitures can have a material impact on the effective tax rate. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known.

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

Impairment and Useful Lives of Long-Lived Assets

We review our long-lived assets, such as fixed assets and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events that would trigger an impairment review include a change in the use of the asset or forecasted negative cash flows related to the asset. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. The estimates required to apply this accounting policy include forecasted usage of the long-lived assets, the useful lives of these assets and expected future cash flows. Changes in these estimates could materially impact results from operations.

Goodwill and Other Intangible Assets

We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of December 31, 2011 and 2010, we concluded that we had one reporting unit and assigned the entire balance of goodwill to this reporting unit. The fair value of the reporting unit was determined using our market capitalization as of October 31, 2011 and 2010. We performed an impairment test of goodwill as of each of such dates and the tests did not indicate an impairment of goodwill. Other intangible assets consist of existing technologies, customer relationships, trade names and trademarks. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets. Goodwill is carried at its historical cost.

Fair Value of Financial Instruments

We measure certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2011, our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, indemnity claim assets, accounts payable, accrued expenses, contingent consideration and income taxes payable. See Note 24 of Notes to Condensed Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information on the fair value of our financial instruments.

Results of Continuing Operations

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
		(in thousands)
Revenue	$171,292	$154,223	$17,069	11%

Revenue increased 11%, or $17.0 million, to $171.3 million for the year ended December 31, 2011 as compared to $154.2 million for the year ended December 31, 2010. The increase in revenue for the year ended December 31, 2011 as compared to the year ended December 31, 2010, was primarily attributable to an increase in our value-added services revenue of approximately $19.6 million. Our value-added services revenue, which collectively refers to our SaaS solutions for mobility, web and video content management, web application acceleration, cloud storage, and consulting, includes revenue from the date of acquisition of Delve, Clickability and AcceloWeb. The increase in value-added services revenue is primarily attributable to increases in our web content management, storage, video publishing and mobile product offerings. The increase in value-added services revenue was offset by a decrease in our content delivery services revenue of approximately $2.5 million. During 2011, we continued to increase the amount of traffic moving through our network; however, the revenue generated from the increase in traffic grew at a much lower rate and we continue to see a decline in our average unit sales price. Our core content delivery services revenue increased approximately $3.7 million; however, this increase was offset by a decrease of approximately $6.2 million in our network pop-build and license revenue from Microsoft. As of December 31, 2011, we had approximately 1,565 customers as compared to approximately 1,567 as of December 31, 2010.

For the years ended December 31, 2011 and 2010, approximately 30% and 27%, respectively, of our total revenues were derived from our operations located outside of North America. For the years ended December 31, 2011 and 2010, we derived approximately 50% and 57%, respectively, of our international revenue from EMEA and approximately 50% and 43%, respectively, of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of revenues during these periods.

We anticipate revenues will increase in 2012, which will include a full year of revenue from our business acquisitions. We expect to deliver more traffic on our network and expect continued growth in our value added services. Additionally, we expect our international revenue to continue to increase in absolute dollars and that our Asia Pacific revenue may continue to grow as a percentage of our total international revenue compared to 2011. We anticipate that our customer concentrations levels will be consistent with 2011.

Cost of Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
		(in thousands)
Cost of revenue	$109,586	$94,582	$15,004	16%

Cost of revenue includes fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to Internet service provider networks or ISPs, and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes depreciation of network equipment used to deliver our content delivery services, payroll and related costs and equity-related compensation for our network operations, and professional services personnel.

Cost of revenue increased 16%, or $15.0 million, to $109.6 million for the year ended December 31, 2011 as compared to $94.6 million for the year ended December 31, 2010. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $6.1 million. This increase was primarily due to increased peering costs of approximately $7.6 million, increased costs associated with our transit backbone of approximately $0.7 million, and an increase in rack fees of approximately $0.5 million, associated with increased amounts of deployed network assets. These increases were offset by a decrease in our cost of bandwidth transit of approximately $2.3 million, and a decrease in other recurring cost of sales of approximately $0.4 million. In addition, depreciation increased approximately $5.8 million, due to increased amounts of deployed assets, as we continue to build-out our expanding network and to refresh our network equipment, and an increase in payroll and related employee costs of $2.9 million associated with increased staff to build and operate our global computing platform, as well as increased and professional services personnel. Additionally, we had increases in professional fees and outside services of $0.3 million, primarily due to an increase in outside consulting expense, an increase in royalty expense of $0.4 million and an increase in travel and travel-related expenses of $0.2 million. These increases were offset by a decrease in other costs of $0.7 million. The decrease in other costs is primarily related to $0.8 million of costs in 2010 associated with the sale of equipment to a customer and reduced fees and licenses of approximately $0.4 million in 2011. These decreases were offset by an increase of approximately $0.4 million in other costs associated with the delivery of our services and an increase in office and computer supplies of approximately $0.1 million.

Additionally, for both the years ended December 31, 2011 and 2010, cost of revenue includes share-based compensation expense of approximately $2.4 million.

Cost of revenue in 2011 and 2010 was composed of the following:

	Year Ended December 31,
	2011	2010
	(in millions)
Bandwidth and co-location fees	$57.4	$51.3
Depreciation — network	28.0	22.2
Payroll and related employee costs	15.6	12.7
Share-based compensation expense	2.4	2.4
Travel and travel-related expenses	0.9	0.7
Professional fees and outside services	0.9	0.6
Royalty expenses	0.8	0.4
Other costs	3.6	4.3

Total cost of revenue	$109.6	$94.6

We anticipate cost of revenue will increase in 2012, which will include a full year of expenses from our business acquisitions. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased bandwidth, peering, rack and co-location costs to support increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to remain constant compared to 2011 in absolute dollars, as we continue to expand our network and to re-fresh older servers. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our expanding customer base as well as our increase in value-added services personnel. We expect that share-based compensation expense will decrease compared to 2011.

General and Administrative

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
		(in thousands)
General and administrative	$32,138	$29,827	$2,311	8%

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

General and administrative expenses increased 8%, or $2.3 million, to $32.1 million for the year ended December 31, 2011 as compared to $29.8 million for the year ended December 31, 2010. These increases were primarily due to an increase in payroll and related employee costs of $0.6 million, which was primarily due to new hires and, to a lesser extent, to the addition of general and administrative personnel of our business acquisitions, an increase in travel and travel-related expenses of $0.2 million, and an increase in other costs of $2.4 million. The increase in other costs was primarily due to increased facilities and facilities-related costs of $1.3 million, primarily due to our relocation to our new worldwide headquarters in Tempe, Arizona in April 2011, increased fees, licenses and non-income taxes of $0.6 million, an increase in telephone and other employee costs of $0.3 million and an increase in general office expenses (office and computer supplies, postage and shipping) of approximately $0.2 million. These increases were offset by a decrease in litigation expenses of $0.7 million and a decrease in bad debt expense of $0.2 million.

Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses and property taxes.

Additionally, general and administrative share-based compensation expense increased $0.1 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.

General and administrative expenses in 2011 and 2010 were composed of the following:

	Year Ended December 31,
	2011	2010
	(in millions)
Payroll and related employee costs	$9.1	$8.5
Share-based compensation	6.1	6.0
Professional fees	5.8	5.9
Litigation expenses	1.4	2.1
Bad debt expense	1.1	1.3
Travel and travel related expenses	0.8	0.6
Other expenses	7.8	5.4

Total general and administrative	$32.1	$29.8

In 2012, we expect our general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue compared to 2011. During 2012, which will include a full year of expenses from our business acquisitions, we expect to see increased salaries and related employee cost, increased costs and fees associated with intellectual property, as well as increased facility costs. These increases will be offset by lower litigation costs and reduced professional fees. In 2013 and in the longer term, we expect our general and administrative expense to decrease as a percentage of revenue as our costs are expected to grow slower than our top line revenue. We expect that share-based compensation expense will increase in absolute dollars and decrease as a percentage of revenue in 2012.

Sales and Marketing

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
		(in thousands)
Sales and marketing	$40,081	$38,614	$1,467	4%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses increased 4%, or $1.5 million, to $40.1 million for the year ended December 31, 2011, as compared to $38.6 million for the year ended December 31, 2010. The increase in sales and marketing expenses was primarily due to an increase in marketing programs of approximately $0.8 million, an increase in travel and travel-related expenses of $0.2 million and an increase in other costs of $1.9 million. The increase in other costs was primarily due to increased employee events of $0.5 million, increased fees and licenses of $0.4 million, increased facility and facility-related costs of $0.3 million, increased training and seminars of $0.2 million and an increase in telephone costs of $0.2 million. These increases were offset by a decrease in share-based compensation of $1.0 million, a decrease in payroll and payroll-related expenses of $0.3 million, primarily due to increased salaries and related employee costs of $1.6 million, which included approximately $0.5 million of salaries and related employee costs from our business acquisitions, offset by lower variable compensation of $1.3 million and a lower annual bonus accrual of approximately $0.6 million. In addition, professional fees and outside services decreased $0.1 million.

As mentioned above, sales and marketing share-based compensation expense decreased $1.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Sales and marketing expenses in 2011 and 2010 were composed of the following:

	Year Ended December 31,
	2011	2010
	(in millions)
Payroll and related employee costs	$24.3	$24.6
Share-based compensation expense	3.8	4.8
Travel and travel-related expense	3.2	3.0
Marketing programs	2.3	1.5
Professional fees and outside services	1.5	1.6
Other expenses	5.0	3.1

Total sales and marketing	$40.1	$38.6

We anticipate our sales and marketing expense will increase in 2012 in both absolute dollars and as a percentage of revenue compared to 2011. The increase in absolute dollars (which will include a full year of expenses from our business acquisitions) is due to an expected increase in salaries and related employee costs for our sales and marketing personnel, increased commissions on higher forecast sales, an increase in marketing costs such as advertising and other lead-generating activities and an increase in facility and facility-related expenses for our sales and marketing personnel. We expect that share-based compensation expense will decrease in absolute dollars in 2012, and will remain consistent with 2011 as a percent of revenue.

Research and Development

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
		(in thousands)
Research and development	$17,146	$10,841	$6,305	58%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 58%, or $6.3 million, to $17.1 million for the year ended December 31, 2011, as compared to $10.8 million for the year ended December 31, 2010. The increase in research and development expenses was primarily due to an increase of $5.0 million in payroll and related employee costs, primarily due to the addition of research and development personnel from our acquisitions, an increase in share-based compensation of $0.6 million, an increase in professional fees and outside services of $0.3 million and an increase in other costs of $0.4 million. The increases in payroll and related employee costs is primarily associated with our hiring of additional network and software engineering personnel and the addition of research and development personnel resulting from our business acquisitions. Other expenses include such items as travel and travel-related expenses, consulting, contract labor, telephone, and office supplies.

Research and development expenses in 2011 and 2010 were composed of the following:

	Year Ended December 31,
	2011	2010
	(in millions)
Payroll and related employee costs	$11.8	$6.8
Share-based compensation expense	3.6	3.0
Professional fees and outside services	0.7	0.4
Other	1.0	0.6

Total research and development	$17.1	$10.8

We anticipate our research and development expenses will increase in 2012 (which will include a full year of expenses from our business acquisitions) in absolute dollars and increase as a percentage of revenue as we continue to make investments in our core technology, refinements and additions to our other service offerings. We expect increased payroll and related employee costs associated with continued hiring of research and development personnel. We expect that share-based compensation expense will decrease in 2012.

Depreciation and Amortization (Operating Expenses)

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
		(in thousands)
Depreciation and amortization	$4,787	$2,460	$2,327	95%

Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Depreciation and amortization expenses increased 95%, or $2.3 million, to $4.8 million for the year December 31, 2011, as compared to $2.5 million for the year ended December 31, 2010. The increase in depreciation and amortization expense was primarily due to an increase of approximately $2.0 million in amortization of intangible assets acquired in business combinations, and to a lesser extent increased general and administrative depreciation and amortization of $0.3 million when compared to the year ended December 31, 2010. For the year ended December 31, 2011, amortization of intangibles was approximately $2.3 million. Based on our other intangible assets as of December 31, 2011, aggregate expense related to amortization of other intangible assets is expected to be $2.9 million for 2012, and $2.8 million, $2.1 million, $1.1 million and $0.3 million for fiscal years 2013, 2014, 2015 and 2016 and beyond, respectively.

Interest Expense

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
		(in thousands)
Interest expense	$299	$62	$237	382%

Interest expense consists of interest paid and the amortization of deferred financing costs.

Interest expense increased 382%, or $237,000, to $299,000 for the year ended December 30, 2011, as compared to $62,000 for the year ended December 31, 2010. The increase in interest expense was primarily related to increased interest expense on capital leases (approximately $127,000), the accretion of contingent consideration related to our business acquisitions (approximately $97,000), and other interest (approximately $13,000). Interest expense for the year ended December 31, 2010 included interest paid in association with a filing of non-income tax related payments and interest paid on capital leases. As of December 31, 2011, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
		(in thousands)
Interest income	$752	$910	$(158)	(17)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased 17%, or $158,000 to $752,000 for the year ended December 31, 2011, as compared to $910,000 for the year ended December 31, 2010. During 2012, we anticipate interest income to increase as a result of expected increased average cash balances.

Other (Expense) Income

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
		(in thousands)
Other (expense) income	$(311)	$(250)	$61	24%

Other expense increased $61,000 to $311,000 for year ended December 31, 2011, as compared to $250,000 for the year ended December 31, 2010. Other income (expense) consists primarily of foreign currency gains and losses.

Income Tax (Benefit) Expense

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
		(in thousands)
Income tax (benefit) expense	$(2,238)	$727	$(2,965)	(408)%

We had an income tax benefit during the year ended December 31, 2011 of $2.2 million or 7% of our pre-tax loss of $32.3 million which was different than our statutory income tax rate due primarily to the tax benefit on losses from continuing operations associated with the sale of EyeWonder and chors. For the year ended December 31, 2010, we had an income tax provision of $0.7 million or (3%) of our pre-tax loss of $21.5 million.

Income (loss) from Discontinued Operations

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
		(in thousands)
Income (loss) from discontinued operations	$4,778	$1,879	$2,899	154%

Discontinued operations relates to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG. See Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about discontinued operations.

Comparison of the Years Ended December 31, 2010 and 2009

Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
		(in thousands)
Revenue	$154,223	$131,663	$22,560	17%

Revenue increased 17%, or $22.6 million, to $154.2 million for the year ended December 31, 2010 as compared to $131.7 million for the year ended December 31, 2009. The increase in revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009, was attributable to an increase in both our core delivery revenue and our value-added services revenue, which includes revenue from the date of acquisition of Delve. We continued to increase the amount of traffic moving through our network; however, we continue to see a decline in our average unit sales price. Our core delivery revenue increased approximately $12.3 million, or 11% for the year ended December 31, 2010, compared to the year ended December 31, 2009. Our value-added services revenue increased approximately $10.2 million, or 69% for the year ended December 31, 2010, compared to the year ended December 31, 2009. We provide value-added services in the following areas: website and enterprise application acceleration, mobile content delivery, online and mobile ad serving, cloud storage, transcoding, computing functions and strategic consulting. As of December 31, 2010, we had approximately 1,567 customers as compared to approximately 1,370 as of December 31, 2009.

For the years ended December 31, 2010 and 2009, approximately 27% and 22%, respectively, of our total revenues were derived from our operations located outside of North America. For the years ended December 31, 2010 and 2009, we derived approximately 57% and 69%, respectively, of our international revenue from EMEA and approximately 43% and 31%, respectively, of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of revenues during these periods.

Cost of Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
		(in thousands)
Cost of revenue	$94,582	$85,623	$8,959	10%

Cost of revenue includes fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to Internet service provider networks or ISPs, and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes depreciation of network equipment used to deliver our content delivery services, payroll and related costs and equity-related compensation for our network operations, operations and value-added services personnel.

Cost of revenue increased 10%, or $9.0 million, to $94.6 million for the year ended December 31, 2010 as compared to $85.6 million for the year ended December 31, 2009. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $5.4 million due to higher traffic levels and increased amounts of deployed network assets, an increase in payroll and related employee costs of $3.8 million associated with increased staff to build and operate our global computing platform, as well as increased operations personnel, whose primary focus is on our delivery of value-added services, an increase in travel and travel-related expenses of $0.4 million, and an increase in other costs of $1.5 million. The increase in other costs was primarily related to costs associated with value-added services and the sale of equipment to certain of our customers. These increases were offset by a reduction in depreciation expense of network equipment of $1.8 million and a reduction in royalty costs of $0.3 million.

Additionally, for both the years ended December 31, 2010 and 2009, cost of revenue includes share-based compensation expense of approximately $2.4 million.

Cost of revenue in 2010 and 2009 was composed of the following:

	Year Ended December 31,
	2010	2009
	(in millions)
Bandwidth and co-location fees	$51.3	$45.9
Depreciation — network	22.2	24.0
Payroll and related employee costs	12.7	8.9
Share-based compensation expense	2.4	2.4
Travel and travel-related expenses	0.7	0.3
Professional fees and outside services	0.6	0.6
Royalty expenses	0.4	0.7
Other costs	4.3	2.8

Total cost of revenue	$94.6	$85.6

General and Administrative

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
		(in thousands)
General and administrative	$29,827	$34,128	$(4,301)	(13)%

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

General and administrative expenses decreased 13%, or $4.3 million, to $29.8 million for the year ended December 31, 2010 as compared to $34.1 million for the year ended December 31, 2009. The decrease in general and administrative expenses was primarily due to a decrease of $3.3 million in litigation expenses related to our decreased activity pertaining to litigation with Akamai and MIT, and Level 3, a decrease of $2.4 million in bad debt expense, and a decrease in professional fees of $1.3 million, primarily lower accounting fees of approximately $1.0 million, lower acquisition-related professional fees of approximately $0.2 million, lower consulting and casual labor of approximately $0.2 million and reduced general legal fees of approximately $0.1 million, offset by increased recruiting and outside services of approximately $0.2 million. These decreases were offset by an increase of $2.7 million in payroll and related employee cost, primarily due to increased personnel and bonus accruals for our annual bonus plan, and an increase in other costs of $1.4 million, primarily due to increased fees, licenses and non-income taxes of $1.1 million, increased facilities and facilities-related costs of $0.2 million, and increased general office expenses (office and computer supplies, postage and shipping) of approximately $0.1 million. Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses and property taxes. In addition, travel and travel-related expenses increased $0.2 million during 2010.

Additionally, general and administrative share-based compensation expense decreased $1.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.

General and administrative expenses in 2010 and 2009 were composed of the following:

	Year Ended December 31,
	2010	2009
	(in millions)
Payroll and related employee costs	$8.5	$5.8
Share-based compensation	6.0	7.6
Professional fees	5.9	7.2
Litigation expenses	2.1	5.4
Bad debt expense	1.3	3.7
Travel and travel related expenses	0.6	0.4
Other expenses	5.4	4.0

Total general and administrative	$29.8	$34.1

Sales and Marketing

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
		(in thousands)
Sales and marketing	$38,614	$32,587	$6,027	19%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses increased 19%, or $6.0 million, to $38.6 million for the year ended December 31, 2010, as compared to $32.6 million for the year ended December 31, 2009. The increase in sales and marketing expenses was primarily due to an increase in payroll and related employee costs of $4.5 million, primarily due to increased staffing, which resulted in higher salaries, commissions and bonuses, plus the addition of sales and marketing personnel from our business acquisition, an increase in travel and travel-related expenses of $0.6 million, an increase in marketing expenses of $0.6 million, and an increase in other expenses of $0.5 million. Other expenses include such items as rent and property taxes for our Europe and Asia Pacific sales offices, fees, licenses and non-income taxes, telephone and office supplies.

Additionally, sales and marketing share-based compensation expense decreased by $0.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Sales and marketing expenses in 2010 and 2009 were composed of the following:

	Year Ended December 31,
	2010	2009
	(in millions)
Payroll and related employee costs	$24.6	$20.1
Share-based compensation expense	4.8	5.0
Travel and travel-related expense	3.0	2.4
Professional fees and outside services	1.6	1.6
Marketing programs	1.5	0.9
Other expenses	3.1	2.6

Total sales and marketing	$38.6	$32.6

Research and Development

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
		(in thousands)
Research and development	$10,841	$7,937	$2,904	37%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 37%, or $2.9 million, to $10.8 million for the year ended December 31, 2010, as compared to $7.9 million for the year ended December 31, 2009. The increase in research and development expenses was primarily due to an increase of $2.2 million in payroll and related employee costs associated with our hiring of additional network and software engineering personnel, bonus accruals for our annual bonus plan, and the addition of research and development personnel resulting from our business acquisition, an increase in share-based compensation of $0.5 million, and an increase in other expenses of $0.4 million. Other expenses include such items as travel and travel-related expenses, telephone, training and seminars and office supplies. These increases were offset by a decrease in professional fees and outside services of $0.2 million, which was primarily due to reduced contract labor.

Research and development expenses in 2010 and 2009 were composed of the following:

	Year Ended December 31,
	2010	2009
	(in millions)
Payroll and related employee costs	$6.8	$4.6
Share-based compensation expense	3.0	2.5
Professional fees and outside services	0.4	0.6
Other	0.6	0.2

Total research and development	$10.8	$7.9

Depreciation and Amortization (Operating Expenses)

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
		(in thousands)
Depreciation and amortization	$2,460	$2,351	$109	5%

Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Depreciation and amortization expenses increased 5%, or $0.1 million, to $2.5 million for the year ended December 31, 2010, as compared to $2.4 million for the year ended December 31, 2009. The increase in depreciation and amortization expense was primarily due to an increase of approximately $0.2 million in amortization of intangibles acquired in business combinations offset by reduced depreciation of $0.1 million when compared to the year ended December 31, 2009. For the year ended December 31, 2010, amortization of intangibles was approximately $0.3 million.

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

Interest Expense

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
		(in thousands)
Interest expense	$62	$39	$23	59%

Interest expense consists of interest paid and the amortization of deferred financing costs.

Interest expense increased 59%, or $23,000, to $62,000 for the year ended December 30, 2010, as compared to $39,000 for the year ended December 31, 2009. Interest expense for the year ended December 31, 2010 included interest paid in association with a filing of non-income tax related payments and interest paid on capital leases. The $39,000 for the year ended December 31, 2009 represents the amortization of loan fees associated with a then unused line of credit. The line of credit expired on October 31, 2009 and we did not renew it. As of December 31, 2010, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
		(in thousands)
Interest income	$910	$1,345	$(435)	(32)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased 32%, or $0.4 million, to $0.9 million for the year ended December 31, 2010, as compared to $1.3 million for the year ended December 31, 2009. The decrease in interest income was primarily due to decreased cash balances.

Other (Expense) Income

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
		(in thousands)
Other (expense) income	$(250)	$(14)	$236	1,686%

Other expense increased $236,000 to $250,000 for year ended December 31, 2010, as compared to $14,000 for the year ended December 31, 2009. Other expense consists primarily of foreign exchange gains and losses.

Income Tax (Benefit) Expense

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
		(in thousands)
Income tax (benefit) expense	$727	$1,084	$(357)	(33)%

We had an income tax provision during the year ended December 31, 2010 of $0.7 million or (3%) of our pre-tax loss of $21.5 million which was different than our statutory income tax rate due primarily to the accounting for uncertainty in income taxes, state income tax expense, and tax expense from various foreign jurisdictions. For the year ended December 31, 2009, we had an income tax provision of $1.1 million or 3% of our pre-tax income of $36.0 million.

Income (loss) from Discontinued Operations

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
		(in thousands)
Income (loss) from discontinued operations	$1,879	$—	$1,879	100%

Discontinued operations relates to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG. See Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about discontinued operations.

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

As of December 31, 2011, our cash, cash equivalents and marketable securities classified as current totaled $140.2 million. Included in this amount is approximately $3.7 million of cash and cash equivalents held outside the United States.

Cash Flow for the Years Ended December 31, 2011, 2010 and 2009

Operating Activities

Net cash provided by operating activities decreased by $10.1 million, with net cash provided by operating activities equaling $4.9 million for the year ended December 31, 2011, compared to net cash provided by operating activities of approximately $15.0 million for the year ended December 31, 2010. The change in operating cash flows comparing the year ended December 31, 2011 to the year ended December 31, 2010 was primarily due to a larger net loss from continuing operations in 2011 compared to 2010, in addition to changes in operating assets and liabilities. Cash used due to changes in operating assets and liabilities was $11.0 million in the year ended December 31, 2011, compared to cash used of $4.2 million in the year ended December 31, 2010. The change related primarily to greater cash usage during the year ended December 31, 2011 related primarily to an increase in prepaid expenses and other current and long-term assets associated with advanced payments for bandwidth and backbone services with a telecommunications provider, a decrease in accounts payable related to the timing of payments, a decrease in other current liabilities primarily related to employee salary related expenditures in 2011, and a decrease in deferred revenue.

Net cash provided by operating activities improved by $14.7 million, with net cash provided by operating activities equaling $15.0 million for the year ended December 31, 2010, compared to net cash provided by operating activities of approximately $0.3 million for the year ended December 31, 2009. The increase in net cash provided by operating activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to changes in operating assets and liabilities. Cash used due to changes in operating assets and liabilities was $4.2 million in the year ended December 31, 2010, compared to $17.7 million in the year ended December 31, 2009, a decrease in usage of $13.0 million. The change related primarily to greater cash usage during the year ended December 31, 2009 related primarily to an increase in prepaid expenses and other current and long-term assets associated with advanced payments for backbone services with a telecommunications provider, a decrease in accounts payable related to the timing of payments, a decrease in other current liabilities primarily due to the payment of certain accrued legal fees and cost of sales accruals, and a decrease in deferred revenue resulting from revenue recognition, offset by cash generated from a decrease in accounts receivable due to collection efforts during this period.

We expect that cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2012 and potential litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Investing Activities

Cash provided by investing activities was $15.5 million for the year ended December 31, 2011, compared to cash used in investing activities of $47.6 million for the year ended December 30, 2010. Cash provided by investing activities was principally comprised of cash received from DG for the sale of EyeWonder and chors, offset by cash used for the acquisition of businesses, the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform, offset by cash generated from the sale of short-term marketable securities.

Cash used in investing activities was $47.6 million for the year ended December 31, 2010, compared to cash used in investing activities of $48.3 million for the year ended December 30, 2009. Cash used in investing activities was principally comprised of cash used for the acquisition of businesses, the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform, offset by cash generated from the sale of short-term marketable securities.

On September 1, 2011, we sold EyeWonder and chors to DG for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million net receivable.

On May 9, 2011, we acquired AcceloWeb, a Tel Aviv, Israel-based privately-held provider of advanced technology that helps speed the presentation of websites and applications. The purchase price included both cash and company stock for the acquisition. Cash paid, net of cash acquired, was $4.7 million.

On May 2, 2011, we acquired Clickability, a privately-held SaaS provider of web content management located in San Francisco, California. The purchase price included both cash and company stock for the acquisition. Cash paid, net of cash acquired, was $2.7 million.

On July 30, 2010, we acquired Delve Networks, Inc. a privately-held provider of cloud-based video publishing and analytics services located in Seattle, Washington. The transaction was completed with a combination of our common stock and cash. Cash paid, net of cash acquired, was $2.6 million.

In January 2010 we acquired chors and on April 30, 2010 we acquired EyeWonder, Inc. Cash paid net of cash acquired related to these acquisitions totaled $63.9 million. On September 1, 2011, we sold EyeWonder and chors to DG.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our global computing platform. We currently anticipate making aggregate capital expenditures of approximately 9% -11% of total revenue in 2012.

Financing Activities

Net cash provided by financing activities increased to approximately $50.8 million for the year ended December 31, 2011 compared to $0.2 million for the year ended December 31, 2010. Net cash provided by financing activities in the year ended December 31, 2011 primarily related to proceeds from the public offering of our common stock of approximately $77.0 million and the exercise of stock options of $0.7 million offset by payments made for the re-purchase of our common stock of approximately $24.4 million, payments of employee tax withholdings related to restricted stock of approximately $1.2 million and payments made on our capital lease obligations of approximately $1.4 million.

Net cash provided by financing activities increased to approximately $0.2 million for the year ended December 31, 2010 compared to cash used in financing activities of approximately $0.5 million for the year ended December 31, 2009. Net cash provided by financing activities as of December 31, 2011 relates to proceeds from the exercise of stock options of $1.9 million offset by payments of employee tax withholdings related to restricted stock of approximately $1.6 million and payments made on our capital lease obligations of approximately $0.2 million.

On September 12, 2011, our board of directors approved a repurchase plan that authorizes us to repurchase up to $25 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the period September 12, 2011 through December 31, 2011, we purchased approximately 9.5 million shares of common stock for approximately $24.2 million ($24.4 million including commissions, markups and expenses) under the repurchase plan.

On March 2, 2011, we completed an underwritten public offering of our common stock in which we sold and issued 11,500,000 shares of our common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, at a price to the public of $7.10 per share. The newly issued common shares began trading on the Nasdaq Global Select Market on March 2, 2011. We raised a total of approximately $81.7 million in gross proceeds from the offering, or approximately $77.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.8 million and other offering costs of approximately $0.8 million.

During the year ended December 31, 2011, we continued to finance purchases of new equipment. The financings are being accounted for as capital leases and have been reflected as a non-cash transaction in the condensed consolidated statements of cash flows. For the year ended December 31, 2011, we financed approximately $2.3 million in equipment purchases, with terms ranging from one to five years. During the year ended December 31, 2010 we entered into capital leases totaling $2.8 million to finance equipment purchases which have been reflected as a non-cash transaction in the condensed consolidated statements of cash flows.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth and computer rack space. These leases expire on various dates ranging from 2012 to 2019. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2012 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.

The following table presents our contractual obligations and commercial commitments, as of December 31, 2011 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations as of December 31, 2011	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$27,221	$16,862	$8,391	$1,968	$—
Rack space leases	63,609	16,187	30,934	16,456	32
Real estate leases	17,731	3,180	5,807	4,711	4,033

Total operating leases	108,561	36,229	45,132	23,135	4,065
Capital leases	4,170	1,922	1,877	371	—

Total commitments	$112,731	$38,151	$47,009	$23,506	$4,065

Off Balance Sheet Arrangements

As of December 31, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use Non-GAAP net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effects of share-based compensation, litigation expenses, provision for litigation, amortization of intangibles, acquisition related expenses, and discontinued operations. We define EBITDA as GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, depreciation and amortization and discontinued operations. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for operational expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period. In addition, it should be noted that our performance-based executive officer bonus structure is tied closely to our performance as measured in part by certain non-GAAP financial measures.

In our February 13, 2012 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under United States GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with United States GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	For the Year Ended December 31,
	2011	2010	2009
GAAP net (loss) income	$(25,288)	$(20,351)	$34,890
Provision for litigation	—	—	(65,645)
Share-based compensation	15,881	16,182	17,463
Litigation defense expenses	1,376	2,149	5,412
Acquisition related expenses	776	1,527	1,481
Amortization of intangibles	2,350	319	93
(Income) loss from discontinued operations	(4,778)	(1,879)	—

Non-GAAP net loss	$(9,683)	$(2,053)	$(6,306)

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	For the Year Ended December 31,
	2011	2010	2009
GAAP net (loss) income	$(25,288)	$(20,351)	$34,890
Depreciation and amortization	32,817	24,684	26,402
Interest expense	299	62	39
Interest and other (income) expense	(441)	(660)	(1,331)
Income tax (benefit) expense	(2,238)	727	1,084
(Income) loss from discontinued operations	(4,778)	(1,879)	—

EBITDA	$371	$2,583	$61,084
Provision for litigation	—	—	(65,645)
Share-based compensation	15,881	16,182	17,463
Litigation defense expenses	1,376	2,149	5,412
Acquisition related expenses	776	1,527	1,481

Adjusted EBITDA	$18,404	$22,441	$19,795

New Accounting Pronouncements

We do not expect the provisions of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations and certificates of deposit. Our outstanding capital lease obligations bear fixed interest rates and fluctuations in interest rates. We do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

Foreign Currency Risk

We operate in North America, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2011 to assess the potential impact of fluctuations in exchange rates for all foreign denominated revenues and expenses. Assuming a 10 percent weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for 2011 would have been approximately $3.0 million higher. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.

As of December 31, 2010, our international subsidiaries had the U.S. dollar as their functional currencies. During the first quarter of 2011, we analyzed the various economic factors of our international subsidiaries and determined that the operations of our subsidiaries that were previously determined to operate in a U.S. dollar functional currency environment had changed and that their functional currencies should be changed to the local currencies. Effective January 1, 2011, the adjustment from translating these subsidiaries’ financial statements from the local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive income (loss). These foreign currency translation adjustments reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during each period. Upon the change in functional currency, we recorded a cumulative translation adjustment of approximately $0.5 million, which is included in the condensed consolidated balance sheet. Because of the change in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period.

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

LIMELIGHT NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limelight Networks, Inc.

We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limelight Networks, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 2, 2012

Limelight Networks, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$120,349	$54,861
Marketable securities	19,850	12,009
Accounts receivable, net	28,045	28,022
Deferred income taxes	62	—
Income taxes receivable	31	215
Prepaid expenses and other current assets	20,646	8,277
Assets of discontinued operations	—	64,739

Total current assets	188,983	168,123
Property and equipment, net	56,368	52,891
Marketable securities, less current portion	51	103
Deferred income tax, less current portion	1,177	718
Goodwill	80,105	68,390
Other intangible assets, net	9,207	2,061
Other assets	10,454	6,354

Total assets	$346,345	$298,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,797	$10,300
Deferred revenue	7,287	6,554
Capital lease obligations	1,750	934
Income taxes payable	774	1,427
Other current liabilities	13,195	15,327
Liabilities of discontinued operations	—	6,301

Total current liabilities	29,803	40,843
Capital lease obligations, less current portion	2,124	1,641
Deferred income tax	580	26
Deferred revenue	539	—
Other long-term liabilities	4,194	21

Total liabilities	37,240	42,531
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at December 31, 2011 and 150,000 shares authorized at December 31, 2010; 104,349 and 100,068 shares issued and outstanding at December 31, 2011 and 2010, respectively	104	100
Additional paid-in capital	460,845	380,338
Contingent consideration	219	1,608
Accumulated other comprehensive (loss) income	(509)	329
Accumulated deficit	(151,554)	(126,266)

Total stockholders’ equity	309,105	256,109

Total liabilities and stockholders’ equity	$346,345	$298,640

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues	$171,292	$154,223	$131,663

Cost of revenue:
Cost of services (1)	81,556	72,358	61,572
Depreciation — network	28,030	22,224	24,051

Total cost of revenue	109,586	94,582	85,623

Gross profit	61,706	59,641	46,040
Operating expenses:
General and administrative	32,138	29,827	34,128
Sales and marketing	40,081	38,614	32,587
Research and development	17,146	10,841	7,937
Depreciation and amortization	4,787	2,460	2,351
Provision for litigation	—	—	(65,645)

Total operating expenses	94,152	81,742	11,358

Operating (loss) income	(32,446)	(22,101)	34,682
Other income (expense):
Interest expense	(299)	(62)	(39)
Interest income	752	910	1,345
Other, net	(311)	(250)	(14)

Total other income	142	598	1,292

(Loss) income from continuing operations before income taxes	(32,304)	(21,503)	35,974
Income tax (benefit) provision	(2,238)	727	1,084

(Loss) income from continuing operations	(30,066)	(22,230)	34,890
Discontinued operations:
Income from discontinued operations, net of income taxes	4,778	1,879	—

Net (loss) income	$(25,288)	$(20,351)	$34,890

Basic net (loss) income per weighted average share:
Continuing operations	$(0.28)	$(0.24)	$0.41
Discontinued operations	0.05	0.02	—

Total	$(0.23)	$(0.22)	$0.41

Diluted net (loss) income per weighted average share:
Continuing operations	$(0.28)	$(0.24)	$0.40
Discontinued operations	0.05	0.02	—

Total	$(0.23)	$(0.22)	$0.40

Shares used in per weighted average share calculations:
Basic	109,236	94,300	84,202
Diluted	109,236	94,300	87,972

(1)	Cost of services excludes amortization related to certain intangibles, including existing technologies, customer relationships, trade names and trademark, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Contingent Consideration	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2008	83,405	$83	$290,593	$—	$260	$(140,805)	$150,131
Net income	—	—	—	—	—	34,890	34,890
Change in unrealized gains on available-for-sale investments, net of taxes	—	—	—	—	104	—	104
Foreign currency translation adjustment, net of taxes	—	—	—	—	(271)	—	(271)

Comprehensive income	—	—	—	—	—	—	34,723
Exercise of common stock options	722	1	273	—	—	—	274
Vesting of restricted stock units	845	1	(1)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(174)	—	(753)	—	—	—	(753)
Issuance of common stock for acquisition of a business	213	—	962	—	—	—	962
Share-based compensation	—	—	17,463	—	—	—	17,463

Balance at December 31, 2009	85,011	85	308,537	—	93	(105,915)	202,800

	Common Stock		Additional Paid-In Capital	Contingent Consideration	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Net loss	—	—	—	—	—	(20,351)	(20,351)
Change in unrealized gains (losses) on available-for-sale investments, net of taxes	—	—	—	—	25	—	25
Discontinued operations	—	—	—	—	211	—	211

Comprehensive loss	—	—	—	—	—	—	(20,115)
Exercise of common stock options	829	1	1,947	—	—	—	1,948
Vesting of restricted stock units	1,039	1	(1)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(286)	—	(1,582)	—	—	—	(1,582)
Contingent consideration for business acquisitions	—	—	—	3,012	—	—	3,012
Issuance of common stock for contingent consideration	387	—	1,404	(1,404)	—	—	—
Issuance of common stock for business acquisitions	13,088	13	52,632	—	—	—	52,645
Share-based compensation — continuing operations	—	—	16,182	—	—	—	16,182
Share-based compensation — discontinued operations	—	—	1,219	—	—	—	1,219

Balance at December 31, 2010	100,068	$100	$380,338	$1,608	$329	$(126,266)	$256,109
Net loss	—	—	—	—	—	(25,288)	(25,288)
Change in unrealized gains (losses) on available-for-sale investments, net of taxes	—	—	—	—	(52)	—	(52)
Cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	494	—	494
Foreign currency translation adjustment, net of taxes	—	—	—	—	(1,069)	—	(1,069)
Discontinued operations	—	—	—	—	(211)	—	(211)

Comprehensive loss	—	—	—	—	—	—	(26,126)
Exercise of common stock options	258	—	733	—	—	—	733
Vesting of restricted stock units	985	1	(1)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(293)	—	(1,298)	—	—	—	(1,298)
Common stock received from escrow in settlement of EyeWonder indemnity claims	(589)	(1)	(1,711)	—	—	—	(1,712)
Issuance of common stock for contingent consideration	387	—	1,389	(1,389)	—	—	—
Issuance of common stock for business acquisitions	1,483	1	11,637	—	—	—	11,638
Issuance of common stock related to secondary offering	11,500	12	77,037	—	—	—	77,049
Purchase of common stock	(9,450)	(9)	(24,364)	—	—	—	(24,373)
Share-based compensation — continuing operations	—	—	15,881	—	—	—	15,881
Share-based compensation — discontinued operations	—	—	1,204	—	—	—	1,204

Balance at December 31, 2011	104,349	$104	$460,845	$219	$(509)	$(151,554)	$309,105

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net (loss) income	$(25,288)	$(20,351)	$34,890
Income from discontinued operations	4,778	1,879	—

Net (loss) income from continuing operations	(30,066)	(22,230)	34,890
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	32,817	24,683	26,402
Share-based compensation	15,881	16,182	17,463
Deferred income taxes	(214)	(718)	—
Provision for litigation	—	—	(65,645)
Loss (gain) on foreign currency transactions	(18)	—	201
Loss on sale of property and equipment	—	48	—
Accounts receivable charges	1,181	1,333	5,013
Accretion of marketable securities	(63)	359	(366)
Non cash tax benefit associated with sale of discontinued operations	(2,572)	—	—
Non cash increase in cost basis investment	(1,038)	(405)	—
Changes in operating assets and liabilities:
Accounts receivable	5	(2,953)	2,348
Prepaid expenses and other current assets	(582)	1,221	(1,863)
Income taxes receivable	184	418	1,240
Other assets	(3,859)	2,233	(7,396)
Accounts payable	(2,491)	288	(5,204)
Deferred revenue	(1,021)	(7,023)	(3,591)
Other current liabilities	(3,236)	2,024	(3,266)
Income taxes payable	(1,357)	(478)	65
Other long term liabilities	1,344	21	—

Net cash provided by operating activities of continuing operations	4,895	15,003	291

Investing activities
Purchase of marketable securities	(22,712)	(28,509)	(71,235)
Maturities of marketable securities	14,932	80,924	43,300
Purchases of property and equipment	(30,363)	(33,501)	(20,407)
Acquisition of businesses, now included in discontinued operations	—	(63,907)	—
Acquisition of businesses, net of cash acquired	(7,360)	(2,622)	22
Proceeds from the sale of discontinued operations	61,000	—	—

Net cash provided by (used in) investing activities of continuing operations	15,497	(47,615)	(48,320)

Financing activities
Payments on capital lease obligations	(1,384)	(192)	—
Payment of employee tax withholdings related to restricted stock	(1,196)	(1,582)	(753)
Cash paid for purchase of common stock	(24,373)	—	—
Proceeds from exercise of stock options	733	1,948	274
Proceeds from secondary public offering, net	77,049	—	—

Net cash provided by (used in) financing activities of continuing operations	50,829	174	(479)

Effect of exchange rate changes on cash and cash equivalents	351	210	(163)

Discontinued operations
Cash used in operating activities of discontinued operations	(5,400)	(1,603)	—
Cash used in investing activities of discontinued operations	(684)	(817)	—

Net cash used in discontinued operations	(6,084)	(2,420)	—

Net increase (decrease) in cash and cash equivalents	65,488	(34,648)	(48,671)
Cash and cash equivalents, beginning of year	54,861	89,509	138,180

Cash and cash equivalents, end of year	$120,349	$54,861	$89,509

Supplement disclosure of cash flow information
Cash paid during the year for interest	$203	$62	$—

Cash paid during the year for income taxes	$1,851	$2,064	$1,017

Property and equipment remaining in accounts payable and other current liabilities	$3,275	$5,300	$1,520

Purchase of property and equipment under capital leases	$2,271	$2,767	$—

Property and equipment acquired through leasehold incentives	$2,361	$—	$—

Common stock issued in connection with acquisition of businesses	$9,413	$54,035	$962

Contingent consideration common stock issued in connection with acquisition of businesses	$1,389	$1,404	$—

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

1. Nature of Business

Limelight Networks, Inc. (the Company) operates a globally distributed, high-performance computing platform (our global computing platform) upon which it provides an integrated suite of services including content delivery services, web content management services, video content management services, web acceleration services, mobility and monetization services, cloud storage services and related consulting services. The Company’s web content management and video content management services are provided as Software as a Service (SaaS) solutions, its cloud storage services and content delivery services are provided as a Platform as a Service (PaaS) solutions and the Company sometimes refers to all of these integrated services and solutions (other than content delivery services) collectively as its value-added services (VAS). These integrated services are provided in the cloud as they are supported by Limelight’s global computing platform, which provides highly-available, highly-redundant storage, bandwidth and computing resources as well as connectivity to last-mile broadband network providers. The Company’s scalable cloud solutions improve the quality of online media and content, accelerate the performance of web applications, enable secure online transactions and manage and monetize digital assets. The Company also offers other platform and infrastructure services, such as transit and rack space services. The Company operates in one industry segment. The Company’s services enable global businesses to build and manage their digital presence across Internet, mobile and social channels by reaching and delivering a brilliant experience to their audiences on mobile and connected devices, enabling them to enhance their brand presence, build stronger customer relationships, manage web content and video assets, analyze viewer preferences, optimize their advertising, and monetize their digital assets. The Company provides its services to entities that view Internet, mobile and social initiatives as critical to their success, including traditional and emerging media companies, or content publishers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries, as well as enterprises, technology companies, and government entities doing business online.

The Company has operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. The Company began international operations in 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain other reclassifications have been made to prior year amounts to conform to the current year presentation.

On September 1, 2011, the Company completed the sale of its EyeWonder LLC and subsidiaries and chors GmbH video and rich media advertising services (EyeWonder and chors) to DG FastChannel, Inc. (DG) (now Digital Generation, Inc.). The sale of EyeWonder and chors met the criteria for discontinued operations during the year ended December 31, 2011. Accordingly, the assets, liabilities and results of operations related to EyeWonder and chors have been classified as discontinued operations in all periods presented. See further discussion at Note 5.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, useful lives and realizability of long-term assets, provision for litigation, acquired intangibles, income and other taxes, the fair value of share-based compensation and provisions for other contingent liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate. The results of operations presented in this annual report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future periods.

Foreign Currency Translation

The Company analyzes the functional currency for each of its international subsidiaries periodically to determine if a significant change in facts and circumstances indicate that the primary economic currency has changed. As of December 31, 2010, the Company’s international subsidiaries had the U.S. dollar as their functional currencies. During the first quarter of 2011, the Company analyzed the various economic factors of its international subsidiaries and determined that the operations of its subsidiaries that were previously determined to operate in a U.S. dollar functional currency environment had changed and their functional currencies should be changed to the local currencies. The Company was historically primarily focused on the United States market and deployed network assets in foreign jurisdictions to support its United States customers. The Company is now conducting business and generating revenue from an international customer base. It has significantly expanded its sales, operations and finance resources internationally and various contracts were moved to the foreign subsidiaries to better match foreign currency costs with foreign currency revenues. Effective January 1, 2011, the adjustment from translating these subsidiaries’ financial statements from the local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive loss. These foreign currency translation adjustments reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during each period. Upon the change in functional currency, the Company recorded a cumulative translation adjustment (CTA) of approximately $0.5 million, which is included in the consolidated balance sheet. Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period.

Effect of Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) in connection with guidance for fair value measurements and disclosures. This ASU clarifies the FASB’s intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted.

In June 2011, FASB issued an ASU in connection with guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income (includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early adoption is permitted. In December 2011, FASB deferred the effective date for the requirement in this ASU for presenting reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The Company has determined it will present comprehensive income as a separate statement beginning in the first quarter of 2012.

In September 2011, the FASB issued ASU 2011-08 in connection with testing goodwill for impairment. The objective of this ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The ASU will be effective for the Company beginning January 1, 2012. Early adoption was permitted, however the Company did not early adopt.

Revenue Recognition

The Company primarily derives revenue from the sale of content delivery and value-added services to its customers. The Company’s customers generally execute contracts with terms of one year or longer, which are referred to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. The Company defines usage as customer data sent or received using its content delivery service, or content that is hosted or cached by the Company at the request or direction of its customer. The Company recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of the Company’s services exceed the monthly minimum commitment, the Company recognizes revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, the Company recognizes revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognizes any remaining committed amount for the applicable period in the last month thereof. The Company typically charges the customer an installation fee when the services are first activated. The Company does not charge installation fees for contract renewals. Installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. The Company also derives revenue from services and events sold as discrete, non-recurring events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

The Company on occasion enters into multi-element arrangements. In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (ASC 605) — Multiple-Deliverable Revenue Arrangements (ASU 2009-13). This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in ASC 605-25, Revenue Recognition-Multiple-Element Arrangements (ASC 605-25), for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In the third quarter of 2010, the Company early adopted ASU 2009-13 with such adoption being effective for revenue arrangements entered into or materially modified after January 1, 2010. The impact of adoption was not material to our financial position, results of operations or cash flows.

Prior to the adoption of ASU 2009-13 effective January 1, 2010, the Company accounted for multiple element arrangements in accordance with ASC 605-25. When the Company entered into such arrangements, each element was accounted for separately over its respective service period or at the time of delivery, provided that there was objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If the fair value of each element could not be objectively determined, the total value of the arrangement was recognized ratably over the entire service period to the extent that all services have begun to be provided, and other revenue recognition criteria have been satisfied.

If the multi-element arrangement included a significant software component, the Company recognized software license revenue when persuasive evidence of an arrangement exists, delivery occurs, the fee is fixed or determinable and collection of the receivable is reasonably assured. If a software license contained an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements related to these arrangements are primarily software support and professional services. VSOE of fair value of software support and professional services is based upon hourly rates or fixed fees charged when those services are sold separately. If VSOE could not be established for all elements to be delivered, the Company deferred all amounts received under the arrangement and did not begin to recognize revenue until the delivery of the last element of the contract started. Subsequent to commencement of delivery of the last element, the Company commenced revenue recognition. Amounts to be received under the contract are then included in the amortizable base and recognized as revenue ratably over the remaining term of the arrangement until the Company had delivered all elements and had no additional performance obligations. Under these arrangements, the Company recognized approximately $4.3 million, $11.0 million and $6.9 million, respectively, in revenue for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, the Company had deferred revenue related to these multi-element arrangements of approximately $0.5 million that will be recognized over the remaining terms of the respective arrangements based on the underlying elements of the arrangements in accordance with its revenue recognition policies.

The Company also sells services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. Reseller revenue was approximately 4%, 5% and 2%, respectively, of the Company’s total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees; prepayments made by customers for future periods, and deferred installation fees.

Cash and Cash Equivalents

The Company holds its cash and cash equivalents in checking, money market, and highly-liquid investments. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Investments in Marketable Securities

Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company has classified its investments in marketable securities as available-for-sale. Available-for-sale investments are initially recorded at cost with temporary changes in fair value periodically adjusted through comprehensive income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations. The Company periodically reviews its investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company records reserves against its accounts receivable balance for service credits and for doubtful accounts. Estimates are used in determining both of these reserves. The allowance for doubtful accounts charges are included as a component of general and administrative expenses.

The Company’s reserve for service credits increases as a result of specific service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits typically relate to customer disputes and billing adjustments and are estimated at the time the revenue is recognized and recorded as a reduction of revenues. Estimates for service credits are based on an analysis of credits issued in previous periods.

The allowance for doubtful accounts is based upon a calculation that uses the Company’s aging of accounts receivable and applies a reserve percentage to the specific age of the receivable to estimate the allowance for doubtful accounts. The reserve percentages are determined based on the Company’s historical write-off experience. These estimates could change significantly if the Company’s customers’ financial condition changes or if the economy in general deteriorates. The Company performs on-going credit evaluations of its customers. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any services provided to that customer will result in the deferral of revenue until the Company receives payments or it determines payment is reasonably assured.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation or amortization. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives of the applicable asset.

Network equipment	3 years
Computer equipment	3 years
Capitalized software	3 years
Furniture and fixtures	3-5 years
Other equipment	3-7 years

Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the respective lease term. Repairs and maintenance are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired company. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate Goodwill might be impaired.

The Company’s other intangible assets represent existing technologies, trade names and trademarks and customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets.

Indemnification

In connection with certain business acquisitions, the Company and the sellers agreed to set aside shares of the Company’s common stock transferred in connection with the purchase in an escrow account to cover indemnification claims that may arise subsequent to the acquisition date. In certain cases, the price used to determine the number of shares of common stock to be received from escrow has been established at a fixed rate in the purchase agreement. When an indemnity claim arises and the Company determines that a liability subject to indemnification is probable and estimable related to these claims, the Company will record an indemnity liability and a related indemnity asset. The indemnity asset is initially recorded at the fair value of the number of shares to be received from escrow, based on the recorded value of the indemnified liability. Any difference between the recorded values of the liability and the asset is recognized in income. The indemnity asset is considered a freestanding equity derivative in the Company’s own stock. The indemnity asset is revalued each reporting period until shares are received from escrow based on the change in the fair value of the Company’s common stock.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain.

Contingent Consideration

Contingent consideration is included in Other Current Liabilities or as a component of Equity on our Consolidated Balance Sheet depending upon characteristics of the obligation. In connection with certain of our acquisitions, contingent consideration may be earned in the future by the selling entity upon completion of certain financial milestones. The Company records a liability or equity that is recognized on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration based on the probability of achieving the milestones and the probability weighted discount on cash flows. Any change in the fair value of contingent consideration subsequent to the acquisition date, that is not a measurement period adjustment, is recognized in the consolidated statements of operations. Contingent consideration classified as a liability is accreted to fair value each reporting period until the contingency is resolved. The changes in fair value are recognized in earnings. Contingent consideration classified as equity is not re-measured.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually. Whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable, the Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. The Company treats any write-downs as permanent reductions in the carrying amounts of the assets. The Company believes the carrying amounts of its assets at December 31, 2011 and 2010 are fully realizable and has not recorded any impairment losses.

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

Cost of Revenue

Cost of revenues consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non settlement free peering and connection to Internet service provider networks or ISPs and fees paid to data center operators for housing network equipment in third party network data centers, also known as co-location costs. Cost of revenues also includes employee costs, network storage costs, cost of professional services, costs of licenses, and depreciation of network equipment. The Company enters into contracts for bandwidth with third party network providers with terms typically ranging from several months to five years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above contracted minimums. A portion of the global computing platform traffic delivery is completed through direct connection to Internet service provider networks, called peering, generally at no charge. This avoids entirely the bandwidth cost associated with the delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of the Company’s servers nor does the Company recognize as expense the value of the rack space and bandwidth received at no cost.

Research and Development and Software Development Costs

Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing, operation and enhancement of the Company’s services and network. Costs incurred in the development of the Company’s services are expensed as incurred, except certain software development costs eligible for capitalization. Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s network operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. There were no costs capitalized at December 31, 2011, 2010 or 2009, respectively.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of Internet, trade show and publications advertising, were approximately $2.3 million, $1.4 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximate fair value due to the nature and short maturity of those instruments. The respective fair values of marketable securities are determined based on quoted market prices, which approximate fair values. The carrying amounts of accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximate their respective fair values due to the immediate or short-term maturity of these financial instruments.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements issued in 2012 that would have a material impact on the Company.

3. Investments in Marketable Securities

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$9,614	$1	$(1)	$9,614
Certificate of deposit	2,730	—	—	2,730
Commercial paper	1,749	—	—	1,749
Corporate notes and bonds	5,757	1	(1)	5,757

	19,850	2	(2)	19,850
Publicly traded common stock	12	39	—	51

Total marketable securities	$19,862	$41	$(2)	$19,901

At December 31, 2011, the Company evaluated its marketable securities, and noted unrealized losses of approximately $2,000 were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2011. The Company’s intent is to hold these investments to such time as these assets are no longer impaired. There have been no marketable securities in a continuous unrealized loss position for twelve months or longer.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The amortized cost and estimated fair value of the marketable securities at December 31, 2011, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$19,850	$2	$(2)	$19,850
Due after one year and through five years	—	—	—	—

	$19,850	$2	$(2)	$19,850

The following is a summary of marketable securities at December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$8,985	$2	$(1)	$8,986
Corporate notes and bonds	3,022	1	—	3,023

	12,007	3	(1)	12,009
Publicly traded common stock	12	91	—	103

Total marketable securities	$12,019	$94	$(1)	$12,112

The amortized cost and estimated fair value of the marketable securities at December 31, 2010, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$12,007	$3	$(1)	$12,009
Due after one year and through five years	—	—	—	—

	$12,007	$3	$(1)	$12,009

4. Business Acquisitions

AcceloWeb, (IL) Ltd. Acquisition

On May 9, 2011, the Company acquired all the issued and outstanding shares of AcceloWeb, (IL) Ltd. (AcceloWeb), a Tel Aviv, Israel-based privately-held provider of advanced technology that helps speed the presentation of websites and applications. The services provided by AcceloWeb align with the Company’s current whole site acceleration strategy, providing a time to market advantage over development of a new product and furthers the Company’s value-added services growth strategy. The aggregate purchase price consisted of approximately $5.0 million of cash paid at the closing (cash paid net of cash acquired was $4.7 million) and 1,100,629 shares of the Company’s common stock with an estimated fair value of approximately $7.0 million on the acquisition date. The number of common shares issued at the closing was determined on the basis of the average closing market price of the Company’s common shares on the five days preceding the acquisition date. In addition, the purchase price included contingent consideration with an aggregate potential value of $8.0 million ($4.0 million payable in cash and $4.0 million payable in the Company’s common stock), which may be earned upon the achievement of certain performance milestones which will be measured quarterly during the eight full consecutive quarters ending June 30, 2013 (the Earn-Out).

During the quarter ended September 30, 2011, management determined the initial assumptions used to develop the estimated fair value of the contingent consideration were inappropriate and a correction was required to take into account information that should have been considered at the date of acquisition. Based on updated assumptions, the Company made an adjustment to the fair value of the Earn-Out as initially recorded at $6.2 million to a corrected estimate of $0.8 million. The estimated value of the contingent consideration as of acquisition date was comprised of $0.4 million payable in cash (the Cash Earn-Out) and $0.4 million payable in common stock (the Common Stock Earn-Out). The Company also reconsidered its projected future cash flows as a result of the change to assumptions used in estimating the fair value of the Earn-out. This resulted in corrections to the developed technology intangible asset and goodwill which are shown in the purchase price allocation table below. These corrections had no material effect on the consolidated financial statements of the Company as previously reported. The carrying value of the Earn-Out is accreted to its estimated redemption value with a charge to interest expense. Interest expense related to accretion of the Earn-Out totaled $78,000 in the year ended December 31, 2011. The number of shares of the Company’s common stock to be issued upon achievement of the Common Stock Earn-Out will be determined based on the average closing market price of the Company’s common shares on the five days preceding the last day of the fiscal quarter in which the Earn-Out consideration is earned. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Common Stock Earn-Out has been classified as a liability because it will be settled in a variable number of shares with a fixed monetary value.

Under the terms of the merger agreement, 188,677 shares of the common stock portion of the purchase price with an estimated fair value on the acquisition date of approximately $1.2 million has been set aside in an escrow account and will be held for a period of up to 18 months following the closing date to satisfy any unresolved indemnification claims. Any potential claims will be settled from escrow with the number of shares of common stock calculated based on the amount of the claim divided by $6.36, adjusted to such number of shares of common stock for stock splits, reverse stock splits, spin offs, recapitalizations, reorganization, reclassification, stock dividends, or similar events. Escrow amounts not then subject to a settled or pending, unsatisfied or unresolved indemnity claims, will be released as soon as practicable following the end of the 18-month escrow period. The Company has not recognized any indemnification amounts as of December 31, 2011.

The Company’s consolidated financial statements include the results of operations of AcceloWeb from the date of acquisition. The historical results of operations of AcceloWeb were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The objective of the acquisition was to expand the Company’s product offerings and customer base and is expected to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill. In accordance with current accounting standards, goodwill associated with the AcceloWeb acquisition will not be amortized and will be tested for impairment at least annually (see Note 8).

The following table presents the allocation of the purchase price for AcceloWeb and adjustments made during the period ended December 31, 2011:

	Initial Valuation	Adjustments		December 31, 2011
	(In thousands)
Consideration:
Cash	$5,000	$—		$5,000
Common stock	6,989	—		6,989
Contingent consideration — cash	3,091	(2,709	)(a)	382
Contingent consideration — common stock	3,090	(2,708	)(a)	382

Total consideration	$18,170	$(5,417)		$12,753

Acquisition-related costs (included in general and administrative expenses)	$304	$—		$304

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$2,137	$34		$2,171
Property and equipment	5	—		5
Developed technology intangible asset	5,080	(630)		4,450
Financial liabilities	(2,574)	117		(2,457)

Total identifiable net assets	4,648	(479)		4,169
Goodwill	13,522	(4,938)		8,584

	$18,170	$(5,417)		$12,753

(a)	Adjustments resulting from correction to Earn-Out discussed above.

Developed technology with a value of approximately $4.5 million is being amortized over its expected useful life of five years.

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

The relief-from-royalty method was used to value the technology acquired from AcceloWeb. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the technology acquired are as follows: royalty rate of 20%, discount rate of 42%, tax rate of 39%, and an economic life of approximately five years.

The Company retained an independent third-party appraiser to assist management in its valuation which was finalized as of September 30, 2011.

Clickability Acquisition

On May 2, 2011, the Company acquired all the issued and outstanding shares of Clickability, Inc. (Clickability), a privately-held SaaS provider of web content management located in San Francisco, California. The services provided by Clickability align with the Company’s current value-added services and furthers the Company’s value-added services growth strategy. The aggregate purchase price consisted of approximately $4.9 million of cash paid at the closing (cash paid net of cash acquired was $2.7 million), $0.1 million held by the Company to cover future claims and 732,000 shares of the Company’s common stock with an estimated fair value of approximately $4.6 million on the date of acquisition. The Company issued 382,000 common shares with an estimated fair value of approximately $2.4 million at the closing. The number of shares of common stock consideration for Clickability was determined on the basis of the average closing market price of the Company’s common shares on the thirty days preceding the acquisition date. In addition, the Company incurred approximately $0.1 million of transaction costs, which primarily consisted of fees for legal services. These transaction costs were included in general and administrative expenses in the Company’s statement of operations for the year ended December 31, 2011.

Under the terms of the merger agreement, approximately 350,000 shares of the common stock portion of the purchase price with an estimated fair market value on the acquisition date of approximately $2.2 million and $0.1 million of cash will remain unissued to cover future claims. Approximately 60% of this amount is subject to an indemnification holdback and the remaining portion is subject to a retention holdback that has been set aside for a period of up to 12 months following the closing date. The indemnification holdback has been set aside for a period of up to 18 months following the closing date. Any potential claims will be settled from escrow with the number of shares of common stock calculated based on the amount of the claim divided by $6.83, adjusted to such number of shares of common stock for stock splits, reverse stock splits, spin offs, recapitalizations, reorganization, reclassification, stock dividends, or similar events. Amounts of the indemnification holdback not then subject to a settled or pending indemnity claim will be released as soon as practicable following the end of the 18 month holdback period. The Company has not recognized any indemnification amounts as of December 31, 2011.

The Company’s consolidated financial statements include the results of operations of Clickability from the date of acquisition. The historical results of operations of Clickability were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The objective of the acquisition was to expand the Company’s product offerings and customer base and is expected to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill. In accordance with current accounting standards, goodwill associated with the Clickability acquisition will not be amortized and will be tested for impairment at least annually (see Note 8).

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

The Company retained an independent third-party appraiser to assist management in its valuation which was finalized as of September 30, 2011.

Delve Networks, Inc. Acquisition

On July 30, 2010, the Company acquired Delve Networks, Inc. (Delve), a privately-held provider of value-added video publishing and analytics services located in Seattle, Washington. The aggregate purchase price of approximately $4.1 million consisted of approximately $2.6 million of cash paid at the closing and 262,453 shares of the Company’s common stock with an estimated fair value of approximately $1.1 million. The fair value of the common stock issued as consideration for Delve was determined on the basis of the closing market price of the Company’s common stock on the acquisition date. In addition, the Company recorded as part of the purchase price approximately $0.4 million of contingent consideration it estimates will be earned relating to an earn-out provision. The estimated earn-out obligation is comprised of approximately $0.2 million of cash consideration and approximately 51,210 shares of the Company’s common stock with an estimated value of approximately $0.2 million. The earn-out criteria for $0.1 million of the cash earn-out and approximately 36,000 shares of the common stock earn-out had been achieved as of December 31, 2011.

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

The Company’s consolidated financial statements include the results of operations of Delve from the date of acquisition. The historical results of operations of Delve were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The objective of the acquisition was to expand the Company’s product offerings and customer base and is expected to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill. In accordance with current accounting standards, goodwill associated with the Delve acquisition will not be amortized and will be tested for impairment at least annually (see Note 8). The goodwill resulting from the Delve acquisition is not currently deductible for income tax purposes.

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

The Company retained an independent third-party appraiser to assist management in its valuation which was finalized as of September 30, 2011.

EyeWonder, Inc. Acquisition

On April 30, 2010, the Company acquired EyeWonder, Inc. (EyeWonder), a provider of interactive digital advertising products and services to advertisers, advertising agencies and publishers headquartered in Atlanta, Georgia. The aggregate purchase price of approximately $114.0 million consisted of approximately $62.8 million of cash and 12,740,000 shares of the Company’s common stock with an estimated fair value of approximately $51.2 million. The fair value of the common shares issued as consideration for EyeWonder was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. Under the terms of the Merger Agreement, 3,013,699 shares of the Company’s common stock were set aside in an escrow account subject to any unresolved indemnification claims. Indemnity claims are settled from escrow with the number of shares of common stock calculated based on the amount of the claim divided by $3.75, adjusted to such number of shares of common stock for stock splits, reverse stock splits, spin offs, recapitalizations, reorganization, reclassification, stock dividends, or similar events. During the year ended December 31, 2011, the Company received 588,569 shares of common stock from the escrow account in settlement of certain indemnification claims totaling $2.2 million. The fair value of the common stock received of $1.7 million was recorded as a reduction to additional paid in capital and common stock in the accompanying consolidated balance sheets. The value of the common stock received was based on the value of the Company’s common stock on the escrow settlement date. During the year ended December 31, 2011, the Company recorded a charge to discontinued operations of $0.5 million associated with the difference between the value of the indemnification claims and the value of the shares of common stock received in settlement of the claims. As of December 31, 2011, the Company had an indemnity asset included in prepaid expenses and other current assets in the accompanying consolidated balance sheets of $0.2 million related to indemnity claims totaling $0.3 million. During the year ended December 31, 2011, the Company recorded a charge to discontinued operations of $0.1 million associated with the difference between the value of the indemnification claim asset and the value of the shares of common stock as of December 31, 2011. As of December 31, 2010, the Company had an indemnity claim asset included in prepaid expenses and other current assets in the accompanying consolidated balance sheets of $0.5 million related to estimated claims against the escrow account. On June 28, 2011, 1,592,150 shares were released from the escrow and distributed to the former EyeWonder, Inc. shareholders. As of December 31, 2011, 832,980 shares of common stock remain in the escrow account subject to certain unresolved indemnification claims.

The former EyeWonder securityholders had the opportunity to receive up to 4,774,000 shares of the Company’s common stock and approximately $0.3 million in cash in April 2011 if certain performance metrics were satisfied as of December 31, 2010. The performance metrics were not achieved and accordingly the Company did not record any contingent consideration. In addition, the Company incurred approximately $2.4 million of transaction costs, which primarily consisted of fees for legal and financial advisory services. Approximately $1.5 million of these costs were recorded in 2009 and approximately $0.9 million, are included in general and administrative expenses in the Company’s statement of operations for the year ended December 31, 2010.

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

5. Discontinued Operations

On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services to DG for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million receivable from DG pursuant to the Purchase Agreement dated as of August 30, 2011 by and among the Company, DG and Limelight Networks Germany GmbH. The $5.0 million held in escrow is intended to cover DG’s ordinary operating expenses associated with the integration of EyeWonder and chors. The Company estimates that it will not receive any portion of the funds held in escrow and has excluded such amount from its calculation of the gain on sale of discontinued operations. The Purchase Agreement also includes a provision that would require the Company to refund a portion of the purchase price equal to 1.67 times the amount that revenue related to a chors customer is below $4.4 million during the period from September 1, 2011 to August 31, 2012. As of December 31, 2011, the Company has estimated that the revenue related to this customer will not be below $4.4 million and has not recorded a liability related to this payment as it is not deemed probable. If such a payment is required the Company would record a reduction to the net proceeds on sale of EyeWonder and chors resulting in a loss on discontinued operations.

The $10.9 million receivable from DG was determined by the Company based on estimated future cash payments equal to the excess of certain current assets over certain current liabilities of EyeWonder and chors as of August 30, 2011, as defined in the Purchase Agreement (the “Net Working Capital”). The Company has estimated the Net Working Capital based on its determination of the current assets and current liabilities in accordance with the relevant provisions of the Purchase Agreement. As of August 31, 2011, the estimated Net Working Capital related to EyeWonder and chors was comprised of the following (in thousands):

Current assets
Cash and cash equivalents	$2,677
Accounts receivable	9,643
Income tax receivables	500
Other current assets	528

Total current assets	13,348
Current liabilities
Accounts payable and other current liabilities	(2,494)

Net Working Capital	$10,854

Under the terms of the Purchase Agreement, prior to the Company receiving any cash payments from DG, the current liabilities must be settled with cash and cash equivalents and the value of the other current assets. As of August 31, 2011, the excess of the cash and cash equivalents and other current assets over the current liabilities was $0.7 million, with this portion of the Net Working Capital payable to the Company. DG is required to pay the Company the remaining Net Working Capital as the accounts receivable of $9.6 million and income tax receivable of $0.5 million are collected. As of December 31, 2011 approximately $7.1 million of the receivables have been collected by DG and must be remitted to the Company in accordance with the terms of the Purchase Agreement. As of December 31, 2011, approximately $3.0 million of the Net Working Capital comprised of $2.5 million of accounts receivable and $0.5 million of income tax receivables remained uncollected. The Company has assessed the collectability of the accounts receivable and has recorded its estimate of the amount expected to be collected based on historical experience and the financial condition of the underlying customers. The Company’s estimate of collectability could change significantly if the financial condition of the underlying customers changes or if the economy in general deteriorates. Changes to the Company’s estimate of future cash payments will be reflected as an adjustment to income (loss) from discontinued operations. After 120 days from the closing of the sale of EyeWonder and chors (the “Receivables Collection Period”), the Company and DG have the option to have the uncollected accounts receivable assigned to the Company. Following the expiration of the Receivables Collections Period, DG and the Company may mutually agree to extend the Receivables Collections Period in 60 day increments. As of December 31, 2011, DG and the Company had agreed to extend the Receivables Collection Period and the accounts receivable were not assigned to the Company.

During the year ended December 31, 2011, the Company recorded a gain on sale of discontinued operations of $14.8 million net of income taxes. The gain on sale also reflects the realization of foreign currency translation adjustment gains of approximately $0.4 million and $0.1 million in unrealized losses on investments previously included in accumulated other comprehensive income (loss).

The sale of EyeWonder and chors meets the criteria to be reported as discontinued operations. Accordingly, the assets and liabilities of EyeWonder and chors and their operating results have been reclassified to discontinued operations in the accompanying consolidated balance sheets and statements of operations. The Company operates as a single reporting segment and has included approximately $27.0 million of goodwill in the carrying amount of EyeWonder and chors in determining the gain on sale. This allocation was based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained.

The following table presents the carrying amount of the major classes of assets and liabilities of the discontinued operations (in thousands):

	August 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$2,677	$1,880
Accounts receivable, net	9,643	13,918
Income tax receivable	500	506
Prepaid expenses and other current assets	528	1,352
Property and equipment, net	1,619	1,516
Marketable securities	1,241	1,652
Goodwill	27,006	25,973
Other intangible assets, net	14,061	17,345
Other assets	288	597

Total assets	$57,563	$64,739

LIABILITIES
Accounts payable	$782	$1,936
Deferred revenue	342	323
Capital leases payable, current portion	134	115
Other current liabilities	1,663	3,246
Capital lease obligations, less current portion	—	109
Deferred income taxes	1,113	572
Other long-term liabilities	61	—

Total liabilities	$4,095	$6,301

The Company includes only revenues and costs directly attributable to the discontinued operations, in determining income (loss) from discontinued operations, and not those attributable to the ongoing entity.

Accordingly, no general corporate overhead costs have been allocated to discontinued operations. Operating results of discontinued operations for the years ended December 31, 2011 and 2010, respectively, are as follows (in thousands):

	Years Ended December 31,
	2011 (a)	2010 (b)
Revenues	$22,302	$29,104
Cost of revenues	(8,843)	(8,137)
General and administrative expenses	(6,055)	(5,933)
Sales and marketing expenses	(8,183)	(8,138)
Research and development expenses	(4,853)	(4,914)
Depreciation and amortization	(3,761)	(3,899)
Interest expense	(16)	(15)
Interest income	21	4
Other (expense) income	(525)	28
Gain on sale of discontinued operations, net of income taxes	14,756	—

Income (loss) before income taxes	4,843	(1,900)
Income tax (expense) benefit	(65)	3,779

Income from discontinued operations	$4,778	$1,879

Income from discontinued operations per weighted average share:
Basic	$0.05	$0.02

Diluted	$0.05	$0.02

Shares used in per weighted average share calculation for discontinued operations:
Basic and diluted	109,236	94,300

(a)	Represent operating results of chors and EyeWonder from January 1, 2011 through August 31, 2011.

(b)	Represent operating results from date of acquisition of chors (January 27, 2010) and EyeWonder (April 30, 2010) through December 31, 2010.

The table below provides details of the computation of the gain on sale of EyeWonder and chors (in thousands):

Gross cash proceeds	$66,000
Less:
Escrow holdback	(5,000)
Estimated income taxes payable	(555)
Estimated selling expenses	(805)
Plus:
Net receivable from DG per terms of the purchase agreement	10,854

Estimated net proceeds	70,494
Less:
Book value of assets sold	(57,563)
Income tax provision related to sale of discontinued operations	(2,572)
Add:
Book value of liabilities released	4,095
Other comprehensive income gains recognized	302

Gain on sale of discontinued operations, net of income taxes	$14,756

6. Accounts Receivable

Accounts receivable include (in thousands):

	December 31,
	2011	2010
Accounts receivable	$24,260	$26,685
Unbilled accounts receivable	8,176	8,069

	32,436	34,754
Less: credit allowance	(810)	(1,080)
Less: allowance for doubtful accounts	(3,581)	(5,652)

Total accounts receivable, net	$28,045	$28,022

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	December 31,
	2011	2010
Receivable from DG	$11,151	$—
Prepaid bandwidth and backbone services	2,544	3,238
Non-income taxes receivable (VAT)	2,067	1,549
Employee advances and prepaid recoverable commissions	332	171
Indemnity claim asset	252	513
Other	4,300	2,806

Total prepaid expenses and other current assets	$20,646	$8,277

As of December 31, 2011, the receivable from DG also includes $10.9 million related to the Net Working Capital and approximately $0.3 million related to services provided to DG under a transition services agreement. See further discussion of the receivable from DG in Note 5, Discontinued Operations.

8. Goodwill and Other Intangible Assets

The Company has recorded goodwill and other intangible assets as a result of its business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of our acquisitions, the objective of the acquisition was to expand the Company’s product offerings and customer base and is expected to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill. At December 31, 2011, the Company has recorded goodwill of approximately $80.1 million. During 2011, approximately $27.0 million of goodwill was transferred to discontinued operations based on the then-relative fair values of the continuing and discontinued operations. The Company concluded that it has one reporting unit and assigned the entire balance of goodwill to this reporting unit at December 31, 2011.

The Company is required to perform an impairment assessment at least annually, and more frequently under certain circumstances. During the year ended December 31, 2011, the Company determined that the sale of EyeWonder and chors was a triggering event requiring the Company to perform an impairment assessment to determine whether the carrying amount of the remaining goodwill exceeded its fair value. In accordance with ASC 350, Intangibles — Goodwill and Other, the Company performed Step 1 goodwill impairment testing and concluded that the goodwill balance of approximately $80.1 million was not impaired as of the date of the sale of EyeWonder and chors. Goodwill is subject to annual impairment testing during the last quarter of the Company’s fiscal year. No impairment of goodwill was indicated during the Company’s annual tests in 2011, 2010 or 2009. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of operations. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows (in thousands):

Balance, December 31, 2009	$619
Goodwill related to EyeWonder and chors (allocated to continuing operations)	65,522
Goodwill related to Delve acquisition	2,249

Balance, December 31, 2010	$68,390
Goodwill related to AcceloWeb acquisition	8,584
Goodwill related to Clickability acquisition	4,079
Foreign currency translation adjustment	(948)

Balance, December 31, 2011	$80,105

Other intangible assets that are subject to amortization consist of the following (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,347	$(1,976)	$6,371
Customer relationships	3,412	(589)	2,823
Trade names and trademark	160	(147)	13

Total other intangible assets	$11,919	$(2,712)	$9,207

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$2,270	$(374)	$1,896
Trademark	30	(5)	25
Customer relationships	162	(22)	140

Total other intangible assets	$2,462	$(401)	$2,061

Aggregate expense related to amortization of other intangible assets included in continuing operations for the years ended December 31, 2011, 2010 and 2009, respectively, was approximately $2.3 million, $0.3 million and $0.1 million, respectively. Based on the Company’s other intangible assets as of December 31, 2011, aggregate expense related to amortization of other intangible assets is expected to be $2.9 million for 2012, and $2.8 million, $2.1 million, $1.1 million and $0.3 million for fiscal years 2013, 2014, 2015 and 2016 and beyond, respectively.

9. Property and Equipment

Property and equipment include (in thousands):

	December 31,
	2011	2010
Network equipment	$176,307	$151,099
Computer equipment	9,129	6,700
Furniture and fixtures	2,480	786
Leasehold improvements	6,775	3,374
Other equipment	453	498

	195,144	162,457
Less: accumulated depreciation	(138,776)	(109,566)

Total property and equipment, net	$56,368	$52,891

Depreciation and amortization expense related to property and equipment was approximately $30.5 million, $24.4 million, and $26.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

10. Other Assets

Other assets include (in thousands):

	December 31,
	2011	2010
Prepaid bandwidth and backbone services	$7,373	$4,326
Cost basis investment	1,444	405
Vendor deposits and other	1,384	1,623
Deferred expenses	253	—

Total other assets	$10,454	$6,354

The Company enters into multi-year arrangements with a telecommunications providers for bandwidth and backbone capacity. The agreements sometimes require the Company to make advanced payments for future services to be received.

On May 18, 2010, the Company made a strategic investment in Gaikai, a private cloud-based gaming technology company that allows users to play major PC and console games through a web browser. The Company will provide services to Gaikai, which will be recorded as revenue when earned, with a corresponding increase in its cost basis of its investment. During the years ended December 31, 2011 and 2010, the Company recognized revenue of approximately $1.0 million and $0.4 million, respectively, as a result of this non-monetary transaction. The Gaikai investment is stated at cost and is evaluated for impairment quarterly or when events or changes in circumstances indicate that the carrying value of the investment may exceed its fair value. The Company did not estimate the fair value of the Gaikai investment because the Company did not identify any events or circumstances that would have a significant adverse effect on the fair value of the investment. Determining fair value is not practicable because Gaikai is not a publically traded company and information necessary to determine fair value is not available.

11. Other Current Liabilities

Other current liabilities include (in thousands):

	December 31,
	2011	2010
Accrued compensation and benefits	$4,421	$6,197
Accrued cost of revenue	3,027	2,795
Contingent consideration liability	152	414
Non income taxes payable	633	622
Accrued legal fees	1,507	1,545
Other accrued expenses	3,455	3,754

Total other current liabilities	$13,195	$15,327

12. Other Long Term Liabilities

Other long term liabilities include (in thousands):

	December 31,
	2011	2010
Deferred rent	$3,352	$21
Contingent consideration liability	842	—

Total other long term liabilities	$4,194	$21

13. Contingencies

Akamai Litigation

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

On July 1, 2008, the court denied the Company’s Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding the Company’s equitable defenses. The court conducted a bench trial in November 2008 regarding the Company’s equitable defenses. The Company also filed a motion for reconsideration of the court’s earlier denial of the Company’s motion for JMOL. The Company’s motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied the Company’s initial motion for JMOL. On April 24, 2009, the court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ‘703 patent and that the Company is entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order, the Company has reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believes that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of the Company on May 22, 2009, and Akamai filed its notice of appeal of the court’s decision on May 26, 2009. The court heard arguments by both parties on June 7, 2010. On December 20, 2010, the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. On November 18, 2011, the Federal Circuit heard oral argument regarding the case. We believe that we presented our case and positions well both in our briefs and in oral argument. The issues in this case are complex, and it is likely that it will be several months before the Federal Circuit publishes its opinion in the case. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position. In light of the favorable ruling from the Court of Appeals we do not believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

Legal and other expenses associated with this case have been significant. The Company includes these litigation expenses in general and administrative expenses as incurred, as reported in its consolidated statement of operations.

Other Litigation

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on its business, financial position, results of operations or cash flows.

Other Matters

The Company is subject to indirect taxation in various states and foreign jurisdictions. Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on the Company conducting business online or providing Internet-related services such. Increased regulation could negatively affect the Company’s business directly, as well as the businesses of its customers. Tax authorities in various states and abroad may impose taxes on the Internet-related revenue the Company generates based on regulations currently being applied to similar but not directly comparable industries. There are many transactions and calculations where the ultimate tax determination is uncertain. In addition, domestic and international taxation laws are subject to change. In the future, the Company may come under audit, which could result in changes to its tax estimates. The Company believes it maintains adequate tax reserves to offset potential liabilities that may arise upon audit. Although the Company believes its tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent these estimates ultimately prove to be inaccurate, the associated reserves would be adjusted, resulting in the recording of a benefit or expense in the period in which a final determination is made.

14. Net (Loss) Income per Share

The Company calculates basic and diluted earnings per weighted average share based on net income (loss). The Company uses the weighted-average number of common shares outstanding during the period for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of convertible stock options and restricted stock units (RSUs) in the weighted-average number of common shares outstanding. Net income (loss) from continuing operations is utilized in determining whether potential commons shares are dilutive or antidilutive for purposes of computing diluted net income (loss) per share.

The following table sets forth the components used in the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share data):

	2011	2010	2009
Net (loss) income from continuing operations	$(30,066)	$(22,230)	$34,890
Net income from discontinued operations	4,778	1,879	—

Net (loss) income available to common stockholders	$(25,288)	$(20,351)	$34,890

Basic weighted average common shares	109,236	94,300	84,202

Basic weighted average common shares	109,236	94,300	84,202
Dilutive effect of stock options and restricted stock units	—	—	3,770

Diluted weighted average common shares	109,236	94,300	87,972

Basic income (loss) per share:
Continuing operations	$(0.28)	$(0.24)	$0.41
Discontinued operations	0.05	0.02	—

Basic net (loss) income per share	$(0.23)	$(0.22)	$0.41

Diluted income (loss) per share:
Continuing operations	$(0.28)	$(0.24)	$0.40
Discontinued operations	0.05	0.02	—

Diluted net (loss) income per share	$(0.23)	$(0.22)	$0.40

For the years ended December 31, 2011 and 2010, outstanding options and restricted stock units of approximately 4.4 million and 5.0 million, respectively, were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive. For the year ended December 31, 2009, approximately 4.4 million outstanding options with exercise prices that were greater than the average market price were excluded from the calculation of diluted net income per common share because including them would have had an anti-dilutive effect.

15. Comprehensive (Loss) Income

The following table presents the calculation of comprehensive (loss) income and its components (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net (loss) income	$(25,288)	$(20,351)	$34,890
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investments	(52)	25	104
Cumulative translation adjustment	494	—	—
Foreign exchange translation	(1,069)	—	(271)
Discontinued operations	(211)	211	—

Other comprehensive income (loss)	(838)	236	(167)

Comprehensive (loss) income	$(26,126)	$(20,115)	$34,723

For the periods presented, accumulated other comprehensive (loss) income consisted of (in thousands):

	December 31,
	2011	2010
Net unrealized gain (loss) on investments, net of taxes	$66	$118
Foreign currency translation, net of taxes	(575)	—
Discontinued operations	—	211

Total accumulated other comprehensive (loss) income	$(509)	$329

16. Stockholders’ Equity

Common Stock

On September 12, 2011, the Company’s board of directors approved a repurchase plan that authorizes the Company to purchase up to $25 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. Any purchased shares will be cancelled and return to authorized but unissued status. During the year ended December 31, 2011, the Company purchased and cancelled approximately 9.5 million shares of common stock for approximately $24.2 million ($24.4 million including commissions) under the repurchase plan.

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

On May 9, 2011, the Company acquired AcceloWeb. The purchase price included 1,100,629 shares of the Company’s common stock issued at closing with an estimated fair value of approximately $7.0 million on the acquisition date. See Note 4 for a more detailed description of the AcceloWeb acquisition.

On May 2, 2011, the Company acquired Clickability. The purchase price included approximately 732,000 shares of the Company’s common stock with an estimated fair value on the acquisition date of approximately $4.6 million. The Company issued approximately 382,000 common shares at the closing with an estimated fair value of approximately $2.4 million. Under the terms of the merger agreement, approximately 350,000 shares of the common stock portion of the purchase price or approximately $2.2 million will remain unissued for a period of up to 18 months following the closing date to satisfy any unresolved claims. See Note 4 for a more detailed description of the Clickability acquisition.

On March 2, 2011 the Company completed an underwritten public offering of its common stock in which it sold and issued 11,500,000 shares of its common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, at a price to the public of $7.10 per share. The Company raised a total of approximately $81.7 million in gross proceeds from the offering, or approximately $77.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.8 million and other offering costs of approximately $0.8 million. The offering was made pursuant to the effective registration statement on Form S-3 previously filed with and declared effective by the SEC on November 26, 2010 and the prospectus supplement thereunder filed with the SEC on February 28, 2011.

The Company has reserved approximately 15,785,000 unissued shares of Common Stock for options outstanding under the incentive compensation plan.

Preferred Stock

The board of directors has authorized the issuance of up to 7,500,000 shares of preferred stock at December 31, 2011. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of December 31, 2011, the board of directors had not adopted any resolutions for the issuance of preferred stock.

17. Share-Based Compensation

Incentive Compensation Plans

The Company maintains Incentive Compensation Plans (the Plans) to attract, motivate, retain and reward high quality executives and other employees, officers, directors and consultants by enabling such persons to acquire or increase a propriety interest in the Company. The Plans are intended to be qualified plans under the Internal Revenue Code.

The Plans allow the Company to award stock option grants and restricted stock to employees, directors and consultants of the Company. Through December 31, 2011, the Company has granted awards to employees and directors. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of the Company’s common stock on the date of the grant. Stock options and restricted stock are generally subjected to 4 year vesting with the first 25% of the grant vesting on the first anniversary date of the grant, with the remainder vesting monthly thereafter.

Data pertaining to stock option activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2008	6,839	$4.94
Granted	2,454	4.56
Exercised	(722)	0.38
Cancelled	(711)	5.10

Balance at December 31, 2009	7,860	5.22
Granted	5,751	4.17
Exercised	(829)	2.35
Cancelled	(774)	4.95

Balance at December 31, 2010	12,008	4.94
Granted	4,675	5.68
Exercised	(262)	2.30
Cancelled	(3,073)	5.04

Balance at December 31, 2011	13,348	5.23

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2011:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	843	3.91	$0.34	843	$0.34
$ 1.51 — $ 3.00	594	8.44	2.41	187	2.39
$ 3.01 — $ 4.50	4,625	8.02	3.84	2,294	3.80
$ 4.51 — $ 6.00	3,287	8.50	5.20	863	4.97
$ 6.01 — $ 7.50	2,306	5.85	6.47	1,814	6.46
$ 7.51 — $ 9.00	918	8.48	8.02	305	7.94
$ 9.01 — $10.50	10	5.86	9.93	10	9.93
$10.51 — $12.00	178	5.50	11.12	156	11.14
$12.01 — $13.50	—	—	—	—	—
$13.51 — $15.00	587	3.76	15.00	587	15.00

	13,348			7,059

The weighted-average grant-date fair value of options granted during the year ended December 31, 2011, 2010 and 2009 on a per-share basis was approximately $3.70, $2.55 and $3.02, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $0.8 million, $2.8 million and $2.4 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2011 is approximately $69.8 million.

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

The fair value of each new option awarded is estimated on the grant date using the Black-Scholes-Merton model using the assumptions noted in the following table:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	74.54%	74.95%	77.17%
Expected term, years	5.78	5.61	5.47
Risk-free interest	3.32%	3.54%	3.81%
Expected dividends	0.00%	0.00%	0.00%

The Company recognizes expense using the straight-line attribution method. Unrecognized share-based compensation related to stock options totaled $17.5 million at December 31, 2011. The Company expects to amortize unvested stock compensation related to stock options over a weighted average period of approximately 2.90 years at December 31, 2011.

During the year ended December 31, 2011, 2010 and 2009, the Company recorded share-based compensation related to stock options of approximately $9.6 million, $9.8 million and $8.6 million, respectively.

In May 2009, the Company granted 282,168 performance-based RSUs to various employees. As of December 31, 2011, 77,455 of these RSUs remained outstanding. The performance requirement was achieved during the third quarter of 2011, and accordingly, the RSUs are subject to time-based vesting.

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

On February 26, 2010, the Company granted 300,000 performance-based RSUs to the Company’s CEO. Vesting eligibility was based upon the achievement of certain financial performance targets related to the earn-out feature described in the Agreement and Plan of Merger to acquire EyeWonder, Inc. The performance requirements were not achieved and the RSUs were cancelled in April 2011.

On December 30, 2010, the Company approved an award of 300,000 performance-based RSUs to the Company’s CEO. All or a portion of the RSUs granted to the CEO (and not forfeited) may become eligible for vesting in three tranches of 100,000 RSUs based upon the achievement of certain financial performance targets, provided that the CEO remains an employee or service provider of the Company on each vesting date. RSUs that do not become eligible are forfeited. As of December 31, 2011, the performance requirements related to two tranches totaling 200,000 RSUs have been established and the Company estimates that the performance requirements related to one of these tranches are probable of being achieved. The performance requirement related to the third tranche will be established in the first quarter of 2012.

The following table summarizes the different types of restricted stock units (RSUs) outstanding (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
RSUs with service-based vesting conditions	3,392	1,473	1,303
Performance-based RSUs	459	1,154	881

Unvested RSUs	3,851	2,627	2,184

Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the share-based compensation expense is being recognized over the service period of the award.

Data pertaining to restricted stock units activity under the Plan is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)
Balance at December 31, 2008	2,618	$6.52
Granted	540	4.70
Vested	(846)	6.86
Cancelled	(128)	9.16

Balance at December 31, 2009	2,184	5.22
Granted	1,939	4.18
Vested	(1,039)	5.57
Cancelled	(457)	1.12

Balance at December 31, 2010	2,627	4.31
Granted	2,829	3.32
Vested	(986)	4.09
Cancelled	(619)	4.04

Balance at December 31, 2011	3,851	3.66

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2011, 2010 and 2009 was approximately $3.32, $4.18 and $4.70, respectively. The total intrinsic value of the units vested during the year ended December 31, 2011, 2010 and 2009 was approximately $2.9 million, $5.4 million and $3.4 million, respectively. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2011 is $11.4 million.

Share-based payment compensation related to all restricted stock awards and restricted stock units for the years ended December 31, 2011, 2010 and 2009 was approximately $6.3 million, $6.4 million and $8.9 million, respectively. At December 31, 2011 there was approximately $9.7 million of total unrecognized compensation costs related to restricted stock unit’s share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.60 years as of December 31, 2011.

The Company’s stock option plan contains an “early exercise” provision. Upon early exercise of the option, the exercising holder receives restricted common stock. The restricted stock shares vest over the same period as the original stock option award. If the restricted stock does not vest because the required service period is unmet, the Company has the option to reacquire the restricted common stock for the lesser of the amount paid to acquire it or the fair value of the common stock at the call date. As of December 31, 2011, 2010 and 2009, respectively, there were no unvested shares of restricted common stock related to the early exercise of stock options subject to repurchase by the Company.

The Company recognizes expense using the straight-line attribution method. The Company also estimates when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of stock-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent the Company’s estimates of awards considered probable of being earned changes, the amount of stock-based compensation recognized will also change. The Company recorded share-based compensation expense related to stock options, restricted stock and RSUs during the years ended December 31, 2011, 2010 and 2009 of approximately $15.9 million, $16.2 million and $17.5 million, respectively. Unrecognized share-based compensation expense totaled approximately $27.2 million at December 31, 2011, which is expected to be recognized over a weighted average period of approximately 2.40 years.

The following table summarizes the components of share-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 in accordance with current accounting standards (in thousands):

	Years Ended December 31,
	2011	2010	2009
Share-based compensation expense by type of award:
Stock options	$9,568	$9,818	$8,554
Restricted stock awards and units	6,313	6,364	8,909

Total share-based compensation expense	$15,881	$16,182	$17,463

Effect of share-based compensation expense on income by line:
Cost of services	$2,419	$2,359	$2,414
General and administrative expense	6,132	5,984	7,556
Sales and marketing expense	3,776	4,840	4,970
Research and development expense	3,554	2,999	2,523

Total cost related to share-based compensation expense	$15,881	$16,182	$17,463

18. Related Party Transactions

In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of the Company’s initial public offering, became holders of more than 10% of the Company’s common stock. On June 14, 2007, upon the closing of the Company’s IPO, all outstanding shares of the Company’s Series B Convertible Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. As of December 31, 2011, 2010 and 2009, Goldman, Sachs & Co. owned approximately 29%, 30% and 36%, respectively, of the Company’s outstanding common stock.

The Company leases office space to an entity in which current members of its board of directors have an ownership interest. During the year ended December 31, 2011, the Company invoiced this entity approximately $70,500 for office space rental. For the years ended December 31, 2010 and 2009, respectively, there was no relationship between the Company and this entity for office space rental.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive staff and board of directors. Revenue derived from related parties was less than 1% for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, respectively, the Company did not generate any revenue from related parties. Total outstanding accounts receivable from all related parties as of December 31, 2011 was approximately $0.4 million.

The Company leased office space from a company owned by one of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $0, $4,000, and $12,000 for each of the years ended December 31, 2011, 2010 and 2009, respectively.

19. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space and office equipment which expire through 2019. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of December 31, 2011 are as follows (in thousands):

2012	$3,180
2013	3,053
2014	2,754
2015	2,658
2016 and thereafter	6,086

Total minimum payments	$17,731

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. The following summarizes minimum commitments as of December 31, 2011 for the next five years (in thousands):

2012	$33,049
2013	21,983
2014	17,342
2015	15,037
2016 and thereafter	3,419

Total minimum payments	$90,830

Rent and operating expense relating to these operating lease agreements and bandwidth and co-location agreements was approximately $60.1 million, $52.4 million and $46.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Capital Leases

The Company leases equipment under capital lease agreements which extend through 2016. As of December 31, 2011 and 2010, the outstanding balance for capital leases was approximately $3.9 and $2.6 million, respectively. The Company has recorded assets under capital lease obligations of approximately $4.7 and $2.9 million, respectively, as of December 31, 2011 and 2010. Related accumulated amortization totaled approximately $1.4 million and $0.1 million, respectively as of December 31, 2011 and 2010. The assets acquired under capital leases and related accumulated amortization is included in property and equipment, net in the consolidated balance sheet. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Operations. The average interest rate on the Company’s outstanding capital leases at December 31, 2011 was approximately six percent. Interest expense related to capital leases was approximately $0.2 million and $0.1 million, respectively, for the years ended December 31, 2011 and 2010. As of December 31, 2009, the Company had no capital lease obligations.

Future minimum capital lease payments at December 31, 2011 are as follows (in thousands):

2012	$1,922
2013	1,379
2014	498
2015	238
2016 and thereafter	133

Total	4,170
Amounts representing interest	(296)

Present value of minimum lease payments	$3,874

20. Concentrations

For the year ended December 31, 2011, Netflix, Inc. represented approximately 11% of the Company’s total revenue. During the year ended December 31, 2010, the Company did not have any customers for which revenue exceeded 10% of total revenue. For the year ended December 31, 2009, the Company had one customer, Microsoft Corporation that accounted for 14% of total revenue.

Revenue from sources outside North America totaled approximately $52.0 million, $42.0 million and $29.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. No single country outside of the United States accounted for 10% or more of the Company’s total revenues during these years.

21. Income Taxes

(Loss) income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
(Loss) income before income taxes:
United States	$(30,438)	$(24,602)	$33,336
Foreign	(1,866)	3,099	2,638

	$(32,304)	$(21,503)	$35,974

The components of the (benefit) provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$(141)
State	198	130	83
Foreign	550	1,600	1,142

Total current	748	1,730	1,084
Deferred:
Federal	(2,571)	80	—
State	—	—	—
Foreign	(415)	(1,083)	—

Total deferred	(2,986)	(1,003)	—

Total (benefit) provision	$(2,238)	$727	$1,084

A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate (in thousands, except percent):

	Years Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(11,306)	35%	$(7,526)	35%	$12,591	35%
Impact related to sale of discontinued operations	7,893	(24)	—	—	—	—
Valuation allowance	(366)	1	8,041	(37)	(12,886)	(36)
Foreign income taxes	797	(3)	(260)	1	190	1
State income taxes	198	(1)	131	(1)	65	—
Non-deductible expenses	136	—	110	—	110	—
Uncertain tax positions	(9)	—	(366)	2	29	—
Share based compensation	418	(1)	460	(2)	1,109	3
Other	1	—	137	(1)	(124)	—

Provision for (benefit from) income taxes	$(2,238)	7%	$727	(3)%	$1,084	3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Share-based compensation	$12,540	$9,821
NOL carryforward	16,940	18,918
Deferred revenue	4,058	3,532
Accounts receivable reserves	1,388	2,275
Fixed assets	858	893
Foreign tax credit	596	596
Other	522	134

Total deferred tax assets	36,902	36,169
Deferred tax liabilities:
Intangible assets	(3,053)	—
Prepaid expenses	(173)	(157)
State taxes	—	(171)
Other	(181)	(29)

Total deferred tax liabilities	(3,407)	(357)

Valuation allowance	(32,836)	(35,120)

Net deferred tax assets (liabilities)	$659	$692

The Company made certain corrections to the December 31, 2010 deferred tax asset balances compared to the amounts presented in the prior year financial statements. These corrections related to share-based compensation (decrease of $11.7 million), NOL carryforward (increase of $2.3 million) and accounts receivable reserves (increase of $2.3 million) with an offsetting decrease to the valuation allowance of $7.1 million as of December 31, 2010. The corrections did not impact the net deferred tax asset of $0.7 million as of December 31, 2010.

In addition to the deferred tax assets listed in the table above, the Company has unrecorded tax benefits of $9.9 million and $8.6 million at December 31, 2011 and December 31, 2010 respectively, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction associated with employee stock options and restricted stock units, which, if subsequently realized will be recorded to contributed capital. As a result of net operating loss carryforwards, the Company was not able to recognize the excess tax benefits of stock option deductions because the deductions did not reduce income tax payable. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated into the disclosed amounts of our federal and state NOL carryforwards, discussed below.

The federal and state net operating loss carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. At December 31, 2011, the Company had $53.0 million federal and $39.0 million state net operating loss carryforwards, including the NOLs discussed in the preceding paragraph. The Company’s federal net operating losses will begin to expire in 2019. For state income tax purposes, a carryback of the net operating loss is not available; however, the state net operating loss can generally be carried forward and used to offset future state taxable income. The state net operating loss carryforwards will begin to expire in 2012. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code).

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

During the year ended December 31, 2011, management performed an assessment of the recoverability of deferred tax assets. Management determined that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude that it was more likely than not that its deferred tax assets would not be realized, with the exception of deferred tax assets in certain foreign subsidiaries, and the Company accordingly maintained its existing valuation allowance. In the event management was to determine that the Company would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company has certain taxable temporary differences related to intangible assets that cannot be offset by existing deductible temporary differences resulting in a deferred tax liability of approximately $0.6 million and $25,000 as of December 31, 2011 and 2010, respectively.

A summary of the activities associated with the Company’s reserve for unrecognized tax benefits follow (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2010	$1,208
Settlements	(773)
Reduction for tax positions of prior years	(382)

Balance at December 31, 2010	53
Settlements	—
Reduction for tax positions of prior years	(14)

Balance at December 31, 2011	$39

The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2011, the Company had an interest and penalties accrual related to unrecognized tax benefits of $98,000, which decreased during 2011 by $14,000. Unrecognized tax benefits decreased for the year ended December 31, 2011 as a result of payments made in certain foreign jurisdictions and reductions related to prior year tax positions based on actual amounts due. The Company anticipates its unrecognized tax benefits will continue to decrease within twelve months of the reporting date, as a result of settling potential tax liabilities in certain foreign jurisdictions.

The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2008 through 2010 generally remain subject to examination by federal and most state tax authorities. As of December 31, 2011, the Company is not under any federal or state examinations.

Income taxes have not been provided on a portion of the undistributed earnings of our foreign subsidiaries (approximately $1.8 million at December 31, 2011) over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic subsidiaries, or if we sell our investment in such subsidiaries.

22. 401(k) Plan

Effective January 1, 2004, the Company adopted the Limelight Networks 401(k) Plan covering effectively all employees of the Company. The plan is a 401(k) profit sharing plan in which participating employees are fully vested in any contributions they make.

Effective January 1, 2007, the Company amended the plan to include a Company match. The Company will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Company employees may elect to reduce their current compensation up to the statutory limit. The Company made matching contributions of approximately $0.9 million, $0.7 million and $0.7 million, respectively, during the years ended December 31, 2011, 2010 and 2009.

23. Segment Reporting

The Company operates in one industry segment — content delivery and related services. The Company operates in three geographic areas — North America, EMEA and Asia Pacific.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenue
Domestic revenue	$119,298	$112,243	$102,622
International revenue EMEA	25,968	23,984	20,161
International revenue Asia Pacific	26,026	17,996	8,880

Total revenue	$171,292	$154,223	$131,663

	Years Ended December 31,
	2011	2010	2009
Long-lived Assets
Domestic long-lived assets	$49,831	$39,692	$21,259
International long-lived assets	15,744	15,260	14,635

Total long-lived assets	$65,575	$54,952	$35,894

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

As of December 31, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper, corporate notes and bonds and U.S. Government Agency Bonds, and publicly traded stocks, which are classified as cash and cash equivalents, marketable securities and acquisition related contingent consideration which is classified as both a current and long-term liability on the Company’s consolidated balance sheet.

Our financial assets are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments or identical instruments in less active markets. Level 3 inputs are valued using models that take into account the terms of the arrangement as well as multiple inputs where applicable, such as estimated units sold and other customer utilization metrics.

The following is a summary of cash and cash equivalents, marketable securities, other investment-related assets and current liabilities held at December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds	$9,614	$—	$9,614	$—
Money market funds	24,855	24,855	—	—
Corporate notes and bonds	5,757	—	5,757	—
Commercial paper	2,749	—	2,749	—
Certificate of deposit	2,730	—	2,730	—
Publicly traded common stock	51	51	—	—

Total assets measured at fair value	$45,756	$24,906	$20,850	$—

Liabilities:
Acquisition related contingent consideration	$994	$—	$—	$994

Total liabilities measured at fair value	$994	$—	$—	$994

For the year ended December 31, 2011, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the year ended December 31, 2011, the Company had net unrealized gains of approximately $0.1 million.

On May 9, 2011, the Company acquired AcceloWeb. The total consideration associated with the AcceloWeb acquisition included contingent consideration with an aggregate potential value of $8.0 million ($4.0 million payable in cash and $4.0 million payable in the Company’s common stock) with terms described in Note 4. Additionally, the total consideration associated with the Delve acquisition included contingent consideration of up to $0.5 million upon the achievement of certain financial milestones with terms described in Note 4. Future changes in fair value of the contingent financial milestone consideration, as results of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the statement of income and financial position in the period of the change.

The fair value measurement for the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The progressions of the Company’s Level 3 instruments for the year ended December 31, 2011 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at December 31, 2010	$414
Additions	764
Accretion	97
Payment of contingent consideration	(281)

Balance at December 31, 2011	$994

The following is a summary of marketable securities, other investment-related assets and current liabilities held at December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds	$8,986	$—	$8,986	$—
Corporate notes and bonds	3,023	—	3,023	—
Publicly traded common stock	103	103	—	—

Total assets measured at fair value	$12,112	$103	$12,009	$—

Liabilities:
Acquisition related contingent consideration	$414	$—	$—	$414

Total liabilities measured at fair value	$414	$—	$—	$414

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

The progressions of the Company’s Level 3 instruments for the year ended December 31, 2010 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at December 31, 2009	$—
Additions	414

Balance at December 31, 2010	$414

For the year ended December 31, 2010, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the year ended December 31, 2010, the Company had net unrealized losses of approximately $0.1 million.

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

25. Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2011 and 2010. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Revenues	$41,403	$41,558	$42,352	$45,979
Gross profit	$15,138	$13,181	$15,074	$18,313
Net loss from continuing operations	$(6,500)	$(11,169)	$(6,402)	$(5,995)
Net (loss) income from discontinued operations	$(3,318)	$(2,766)	$11,420	$(558)
Net loss	$(9,818)	$(13,935)	$(5,018)	$(6,553)
Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.10)	$(0.06)	$(0.06)
Basic and diluted net (loss) income per share from discontinued operations	$(0.03)	$(0.02)	$0.10	$(0.00)
Basic and diluted net (loss) income per share	$(0.09)	$(0.12)	$0.04	$(0.06)
Basic and diluted weighted average common shares outstanding	103,917	113,113	113,662	106,253

	For the Three Months Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
Revenues	$35,684	$35,563	$39,952	$43,024
Gross profit	$14,722	$13,589	$14,976	$16,352
Net loss from continuing operations	$(5,526)	$(7,124)	$(5,322)	$(4,258)
Net (loss) income from discontinued operations	$(258)	$4,859	$(632)	$(2,090)
Net loss	$(5,785)	$(2,265)	$(5,954)	$(6,348)
Basic and diluted net loss per share from continuing operations	$(0.07)	$(0.07)	$(0.05)	$(0.04)
Basic and diluted net income (loss) per share from discontinued operations	$0.00	$0.05	$(0.01)	$(0.02)
Basic and diluted net loss per share	$(0.07)	$(0.02)	$(0.06)	$(0.06)
Basic and diluted weighted average common shares outstanding	85,119	93,889	98,634	99,557

In January 2010 and April 2010, we acquired chors GmbH (chors) and EyeWonder, Inc. (EyeWonder). On September 1, 2011, we completed the sale of our EyeWonder and chors video and rich media advertising services to DG FastChannel, Inc. (DG) (now Digital Generation, Inc.). Accordingly, the results related to the sale of EyeWonder and chors for the year ended December 31, 2011 and prior periods have been reclassified to discontinued operations. For the three month periods ended March 31, 2011 and March 31, 2010, respectively, the three month periods ended June 30, 2011 and June 30, 2010, respectively, and the three month period ended December 31, 2010, the quarterly information previously reported on Form 10-Q and Form 10-K, has been revised to reflect the operations of EyeWonder and chors as discontinued operations.

The table below reflects the revisions made to revenues and gross profit for the applicable periods (in thousands):

	As Reported	Discontinued Operations	Continuing Operations
Revenue:
March 31, 2011	$49,817	$(8,414)	$41,403
June 30, 2011	$50,539	$(8,981)	$41,558

March 31, 2010	$36,087	$(403)	$35,684
June 30, 2010	$42,195	$(6,632)	$35,563

December 31, 2010	$55,243	$(12,219)	$43,024

Gross Profit:
March 31, 2011	$20,405	$(5,267)	$15,138
June 30, 2011	$18,678	$(5,497)	$13,181

March 31, 2010	$15,104	$(382)	$14,722
June 30, 2010	$18,370	$(4,781)	$13,589

December 31, 2010	$25,277	$(8,925)	$16,352

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of its assessment with our Audit Committee.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Clickability, Inc. and AcceloWeb Inc., which are included in our 2011 consolidated financial statements since the date of acquisition and constituted 6.7% and 5.7% of total and net assets, respectively, as of December 31, 2011 and 4.0% of revenues and 13.1% of net loss for the year then ended. Our audit of internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of Clickability, Inc. and AcceloWeb Inc.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in this annual report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limelight Networks, Inc.

We have audited Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limelight Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Clickability, Inc. and AcceloWeb, Inc., which are included in the 2011 consolidated financial statements of Limelight Networks, Inc. and constituted 6.7% and 5.7% of total and net assets, respectively, as of December 31, 2011, and 4.0% and 13.1% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Limelight Networks, Inc. also did not include an evaluation of the internal control over financial reporting of Clickability, Inc. and AcceloWeb, Inc.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Limelight Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Phoenix, Arizona

March 2, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees is included under the captions “Proposal One: Election of Directors,” “— Information About the Directors and Nominees,” and “Board of Directors Meetings and Committees — Nominating and Governance Committee” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item regarding our Audit Committee is included under the caption “Board of Directors Meetings and Committees” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Executive Compensation and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

We have adopted a code of ethics and business conduct that applies to our Chief Executive Officer, Chief Financial Officer and all other principal executive and senior financial officers and all employees, officers and directors. This code of ethics and business conduct is posted on our website. The Internet address for our website is www.limelight.com, and the code of ethics may be found from our main webpage by clicking first on “Company” and then on “Investor Overview”, next on “Corporate Governance”, and finally on “Code of Ethics” under Governance Documents.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Business Conduct” as specified above.

Item 11.	Executive Compensation

The information appearing under the headings “Executive Compensation and Other Matters,” “— Director Compensation,” “Board of Directors Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” and “— Compensation Committee Report” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2011 (shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,348	$5.23	15,785
Equity compensation plans not approved by security holders	—	—	—

Total	13,348	$5.23	15,785

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the heading “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the headings “Proposal One: Election of Directors” and “Board of Directors Meetings and Committees — Board Independence,” in each case in our Proxy Statement related to the 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the headings “Audit Committee Report—Principal Accountant Fees and Services” and “— Audit Committee Pre-Approval Policy,” in each case in our Proxy Statement related to the 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

LIMELIGHT NETWORKS, INC.

Date: March 2, 2012	By:	/S/ DOUGLAS S. LINDROTH
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

Signature	Title	Date

/s/ JEFFREY W. LUNSFORD Jeffrey W. Lunsford	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 2, 2012

/S/ DOUGLAS S. LINDROTH Douglas S. Lindroth	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2012

/S/ WALTER D. AMARAL Walter D. Amaral	Director	March 2, 2012

/S/ THOMAS FALK Thomas Falk	Director	March 2, 2012

/S/ JEFFREY T. FISHER Jeffrey T. Fisher	Director	March 2, 2012

/S/ JOSEPH H. GLEBERMAN Joseph H. Gleberman	Director	March 2, 2012

/S/ FREDRIC W. HARMAN Fredric W. Harman	Director	March 2, 2012

/S/ PETER J. PERRONE Peter J. Perrone	Director	March 2, 2012

/S/ DAVID C. PETERSCHMIDT David C. Peterschmidt	Director	March 2, 2012

/S/ NATHAN F. RACIBORSKI Nathan F. Raciborski	Co-Founder, Chief Technology Officer and Director	March 2, 2012

/S/ JOHN J. VINCENT John J. Vincent	Director	March 2, 2012

LIMELIGHT NETWORKS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2009:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$7,565	3,869	1,144	3,352	$9,226
Deferred tax asset valuation allowance	$47,395	—	—	13,027	$34,368
Year ended December 31, 2010:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$9,226	1,194	(110)	3,578	$6,732
Deferred tax asset valuation allowance	$34,368	752	—	—	$35,120
Year ended December 31, 2011:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$6,732	1,357	(270)	3,428	$4,391
Deferred tax asset valuation allowance	$35,120	—	—	2,284	$32,836

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1(1)

Agreement and Plan of Merger by and among Registrant, Elvis Merger Sub One Corporation, Elvis Merger Sub Two LLC, EyeWonder, Inc., John J. Vincent, as Stockholder Representative and Deutsche Bank National Trust, as Escrow Agent, dated December 21, 2009.

2.2(2)	Purchase Agreement dated as of August 30, 2011 by and among DG FastChannel, Inc., Limelight Networks, Inc. and Limelight Networks Germany GmbH.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(5)	Specimen Common Stock Certificate of the Registrant.

4.2(5)	Amended and Restated Investors’ Rights Agreement dated July 12, 2006.

10.1(5)	Form of Indemnification Agreement for directors and officers.

10.2(5)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(5)	2007 Equity Incentive Plan and form of agreement thereunder.

10.4(5)	Employment Agreement between the Registrant and Jeffrey W. Lunsford dated October 20, 2006.

10.4.01†(6)	Equity Award Amendment and Grant of Restricted Stock Units under the Registrant’s 2007 Equity Incentive Plan dated November 25, 2008.

10.4.02(7)	Amendment to Employment Agreement between the Registrant and Jeffrey W. Lunsford dated December 30, 2008.

10.5(8)	Lease between the Registrant and Bel de Mar, LLC dated November 18, 2002.

10.6(9)	Lease between the Registrant and Bel de Mar, LLC dated December 1, 2004.

10.7(10)	Lease between the Registrant and Calwest Industrial Properties, LLC dated September 7, 2005.

10.8(11)	Loan and Security Agreement dated April 15, 2005 between the Registrant and Silicon Valley Bank, and amendments thereto.

10.9†(12)	Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, and amendments thereto.

10.9.01†(13)	Amendments to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001.

10.9.02†(14)	Amendment #23 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.

10.9.03†(15)	Amendment #24 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.

10.10(16)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.11(17)	Employment Agreement between the Registrant and David M. Hatfield dated March 27, 2007.

10.11.01(18)	Amendment to Employment Agreement between the Registrant and David M. Hatfield dated December 30, 2008.

10.12†(19)

Edge Computing Network Service and License Agreement dated March 1, 2007 between the Registrant and Microsoft Corporation, and Addendum to the Edge Computing Network Service and License Agreement dated March 19, 2007.

Exhibit Number	Exhibit Title

10.12.01†(20)	Amendment to Edge Computing Network Service and License Agreement between the Registrant and Microsoft Corporation dated October 1, 2008.

10.13(21)	Employment Agreement between the Registrant and Philip C. Maynard effective October 22, 2007.

10.13.01(22)	Amendment to Employment Agreement between the Registrant and Philip C. Maynard dated December 30, 2008.

10.14(23)	Employment Agreement between the Registrant and Nathan F. Raciborski dated September 22, 2008.

10.14.01(24)	Amendment to Employment Agreement between the Registrant and Nathan F. Raciborski dated December 30, 2008.

10.15(25)	Employment Agreement between the Registrant and Michael M. Gordon dated September 22, 2008.

10.15.01(26)	Amendment to Employment Agreement between the Registrant and Michael M. Gordon dated December 30, 2008.

10.15.02(27)	Amendment No. 2 to Employment Agreement between the Registrant and Michael M. Gordon dated as of July 8, 2010.

10.16(28)	Employment Agreement between the Registrant and Douglas S. Lindroth dated October 14, 2008.

10.16.01(29)	Amendment to Employment Agreement between the Registrant and Douglas S. Lindroth dated December 30, 2008.

10.17(30)	Master Executive Bonus and Management Bonus Plan.

10.18(31)	Form of EyeWonder, Inc. Voting Agreement by and between the Registrant and EyeWonder, Inc. dated December 21, 2009.

10.19(32)	Form of Stock Purchase Agreement by and between the Registrant and EyeWonder, Inc. dated December 21, 2009.

10.20(33)	Form of Limelight Networks, Inc. Voting Agreement by and between the Registrant and EyeWonder, Inc. dated December 21, 2009.

10.21(34)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.22(35)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.23(36)	Employment Agreement between the Registrant and John Vincent dated December 21, 2009.

10.24(37)	Non-Competition Agreement between the Registrant and John Vincent dated December 21, 2009.

10.25(38)	European Expansion Consulting Agreement among the Registrant, eValue AG and Thomas Falk dated April 13, 2010.

10.26(39)	Non-Competition Agreement between the Registrant and Thomas Falk dated April 13, 2010.

10.27(40)	Form of Restriction Agreement.

10.28(41)	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Exhibit Title

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT. **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT. **

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT. **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT. **

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT. **

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT. **

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2009.

(2)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on September 6, 2011.

(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2011.

(4)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(5)	Incorporated by reference to the same number exhibit of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(6)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 26, 2008.

(7)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(8)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(9)	Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(10)	Incorporated by reference to Exhibit 10.8 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(11)	Incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(12)	Incorporated by reference to Exhibit 10.10 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(13)	Incorporated by reference to Exhibit 10.10.01 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008.

(14)	Incorporated by reference to Exhibit 10.10.02 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2009.

(15)	Incorporated by reference to Exhibit 10.10.03 of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009.

(16)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(17)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(18)	Incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(19)	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007.

(20)	Incorporated by reference to Exhibit 10.15.01 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2008.

(21)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on November 13, 2007.

(22)	Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(23)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 23, 2008.

(24)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(25)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on September 23, 2008.

(26)	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(27)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 14, 2010.

(28)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2008.

(29)	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(30)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.

(31)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K filed on December 21, 2009.

(32)	Incorporated by reference to Exhibit 10.22 of the Registrant’s Current Report on Form 8-K filed on December 21, 2009.

(33)	Incorporated by reference to Exhibit 10.23 of the Registrant’s Current Report on Form 8-K filed on December 21, 2009.

(34)	Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.

(35)	Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.

(36)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 6, 2010.

(37)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on May 6, 2010.

(38)	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on May 6, 2010.

(39)	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on May 6, 2010.

(40)	Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on May 6, 2010.

(41)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Confidential treatment has been requested or granted for portions of this exhibit by the Securities and Exchange Commission.