Form 10-Q
period 2012-03-31
Limelight Networks, Inc.
filed 2012-05-08
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2012: 104,240,968 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$108,733	$120,349
Marketable securities	27,914	19,850
Accounts receivable, net	27,339	28,045
Deferred income taxes	53	62
Income taxes receivable	80	31
Prepaid expenses and other current assets	15,179	20,646

Total current assets	179,298	188,983
Property and equipment, net	52,903	56,368
Marketable securities, less current portion	40	51
Deferred income tax, less current portion	1,273	1,177
Goodwill	80,304	80,105
Other intangible assets, net	8,598	9,207
Other assets	12,239	10,454

Total assets	$334,655	$346,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,519	$6,797
Deferred revenue	7,903	7,287
Capital lease obligations	1,741	1,750
Income taxes payable	287	774
Other current liabilities	12,393	13,195

Total current liabilities	25,843	29,803
Capital lease obligations, less current portion	1,697	2,124
Deferred income tax	566	580
Deferred revenue, less current portion	696	539
Other long-term liabilities	3,687	4,194

Total liabilities	32,489	37,240
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at March 31, 2012 and December 31, 2011; 104,245 and 104,349 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	104	104
Additional paid-in capital	463,579	460,845
Contingent consideration	110	219
Accumulated other comprehensive (loss) income	(67)	(509)
Accumulated deficit	(161,560)	(151,554)

Total stockholders’ equity	302,166	309,105

Total liabilities and stockholders’ equity	$334,655	$346,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues	$44,316	$41,403

Cost of revenue:
Cost of services (1)	20,501	19,608
Depreciation — network	6,829	6,657

Total cost of revenue	27,330	26,265

Gross profit	16,986	15,138
Operating expenses:
General and administrative	8,320	6,611
Sales and marketing	11,632	10,798
Research and development	5,166	3,691
Depreciation and amortization	1,398	551

Total operating expenses	26,516	21,651

Operating loss	(9,530)	(6,513)
Other income (expense):
Interest expense	(50)	(36)
Interest income	106	184
Other, net	(86)	3

Total other (expense) income	(30)	151

Loss from continuing operations before income taxes	(9,560)	(6,362)
Income tax provision	137	138

Loss from continuing operations	(9,697)	(6,500)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(309)	(3,318)

Net loss	$(10,006)	$(9,818)

Basic net loss per weighted average share:
Continuing operations	$(0.09)	$(0.06)
Discontinued operations	(0.01)	(0.03)

Total	$(0.10)	$(0.09)

Diluted net loss per weighted average share:
Continuing operations	$(0.09)	$(0.06)
Discontinued operations	(0.01)	(0.03)

Total	$(0.10)	$(0.09)

Shares used in per weighted average share calculations:
Basic	104,226	103,917
Diluted	104,226	103,917

(1)	Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net loss	$(10,006)	$(9,818)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(15)	134
Cumulative translation adjustment	—	494
Foreign exchange translation	457	711
Discontinued operations	—	81

Other comprehensive income, net of tax	442	1,420

Comprehensive loss	$(9,564)	$(8,398)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(10,006)	$(9,818)
Loss from discontinued operations	(309)	(3,318)

Net loss from continuing operations	(9,697)	(6,500)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	8,227	7,208
Share-based compensation	3,951	3,833
Deferred income taxes	(112)	(79)
Accounts receivable charges	426	233
Accretion of marketable securities	99	49
Non cash increase in cost basis investment	(374)	(73)
Changes in operating assets and liabilities:
Accounts receivable	280	1,160
Prepaid expenses and other current assets	5,478	(909)
Income taxes receivable	(35)	(125)
Other assets	(2,130)	(3,941)
Accounts payable	(625)	(833)
Deferred revenue	774	(775)
Other current liabilities	(1,246)	(1,923)
Income taxes payable	(500)	(51)
Other long term liabilities	(508)	84

Net cash provided by (used in) operating activities of continuing operations	4,008	(2,642)
Investing activities
Purchase of marketable securities	(15,469)	(1,410)
Maturities of marketable securities	7,303	6,970
Purchases of property and equipment	(5,680)	(7,973)

Net cash used in investing activities of continuing operations	(13,846)	(2,413)
Financing activities
Payments on capital lease obligations	(436)	(227)
Payment of employee tax withholdings related to restricted stock	(259)	(234)
Cash paid for purchase of common stock	(1,161)	—
Proceeds from exercise of stock options	118	415
Proceeds from secondary public offering, net	—	77,169

Net cash (used in) provided by financing activities of continuing operations	(1,738)	77,123

Effect of exchange rate changes on cash and cash equivalents	(40)	234

Discontinued operations
Cash used in operating activities of discontinued operations	—	(1,111)
Cash used in investing activities of discontinued operations	—	(77)

Net cash used in discontinued operations	—	(1,188)

Net (decrease) increase in cash and cash equivalents	(11,616)	71,114
Cash and cash equivalents, beginning of period	120,349	54,861

Cash and cash equivalents, end of period	$108,733	$125,975

Supplement disclosure of cash flow information
Cash paid during the period for interest	$51	$36

Cash paid during the period for income taxes	$790	$492

Property and equipment remaining in accounts payable and other current liabilities	$1,439	$2,959

Property and equipment acquired through leasehold incentives	$—	$2,361

Contingent consideration common stock issued in connection with acquisition of businesses	$109	$1,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Limelight Networks, Inc. (the Company) operates a globally distributed, high-performance computing platform (the global computing platform) upon which it provides an integrated suite of services including content delivery services, web content management services, video content management services, web acceleration services, mobility and monetization services, cloud storage services and related consulting services. The Company’s web content management and video content management services are provided as Software as a Service (SaaS) solutions, its cloud storage services and content delivery services are provided as a Platform as a Service (PaaS) solutions and the Company sometimes refers to all of these integrated services and solutions (other than content delivery services) collectively as its value-added services (VAS). These integrated services are provided in the cloud and are supported by Limelight’s global computing platform, which provides highly-available, highly-redundant storage, bandwidth and computing resources as well as connectivity to last-mile broadband network providers. The Company’s scalable cloud solutions improve the quality of online media and content, accelerate the performance of web applications, enable secure online transactions and manage and monetize digital assets. The Company also offers other platform and infrastructure services, such as transit and rack space services. The Company operates in one industry segment. The Company’s services enable businesses to build and manage their digital presence across Internet, mobile and social channels by delivering a high quality experience to their audiences on mobile and connected devices, enabling them to enhance their brand presence, build stronger customer relationships, manage web content and video assets, analyze viewer preferences, optimize their advertising, and monetize their digital assets. The Company provides its services to entities that the Company believes view Internet, mobile and social initiatives as critical to their success, including traditional and emerging media companies, or content publishers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries, as well as enterprises, technology companies, and government entities conducting business online.

The Company has operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. The Company began international operations in 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain other reclassifications have been made to prior year amounts to conform to the current year presentation.

On September 1, 2011, the Company completed the sale of its EyeWonder LLC and subsidiaries and chors GmbH video and rich media advertising services (EyeWonder and chors) to DG FastChannel, Inc. (DG) (now Digital Generation, Inc.). The sale of EyeWonder and chors met the criteria for discontinued operations during the year ended December 31, 2011. Accordingly, the results of operations related to EyeWonder and chors have been classified as discontinued operations in all periods presented. See further discussion at Note 5.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates.

Recent Accounting Pronouncements

As of January 1, 2012, the Company adopted Accounting Standards Update (ASU) 2011-04 related to guidance associated with fair value measurements and disclosures. This ASU clarifies the Financial Accounting Standards Board’s (FASB) intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. Adoption of this new guidance did not have a material impact on the Company’s financial statements.

As of January 1, 2012, the Company adopted ASU 2011-05 related to guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income (includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. This ASU is effective January 1, 2012, the Company will present total comprehensive income in a separate statement. Additionally, in December 2011, FASB deferred the effective date for the requirement in this ASU for presenting reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

As of January 1, 2012, the Company adopted ASU 2011-08 related to the testing of goodwill for impairment. The objective of this ASU is to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The ASU was effective for the Company beginning January 1, 2012. Adoption of this new guidance did not have a material impact on the Company’s financial statements.

3. Investments in Marketable Securities

The following is a summary of marketable securities (designated as available-for-sale) at March 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$12,721	$2	$1	$12,722
Certificate of deposit	2,738	—	—	2,738
Commercial paper	1,247	—	—	1,247
Corporate notes and bonds	11,211	1	5	11,207

	27,917	3	6	27,914
Publicly traded common stock	12	28	—	40

Total marketable securities	$27,929	$31	$6	$27,954

At March 31, 2012, the Company evaluated its marketable securities, and noted unrealized losses of approximately $0.06 million were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2012. The Company’s intent is to hold these investments to such time as these assets are no longer impaired. There have been no marketable securities in a continuous unrealized loss position for twelve months or longer.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The amortized cost and estimated fair value of marketable securities at March 31, 2012, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$24,284	$2	$5	$24,281
Due after one year and through five years	3,633	1	1	3,633

	$27,917	$3	$6	$27,914

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$9,614	$1	$(1)	$9,614
Certificate of deposit	2,730	—	—	2,730
Commercial paper	1,749	—	—	1,749
Corporate notes and bonds	5,757	1	(1)	5,757

	19,850	2	(2)	19,850
Publicly traded common stock	12	39	—	51

Total marketable securities	$19,862	$41	$(2)	$19,901

The amortized cost and estimated fair value of marketable securities at December 31, 2011, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$19,850	$2	$(2)	$19,850
Due after one year and through five years	—	—	—	—

	$19,850	$2	$(2)	$19,850

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

During the quarter ended March 31, 2012, management determined that the achievement of certain performance milestones were not probable and reversed the previously recorded earn-out liability of $0.8 million. The reversal has been reflected as a reduction to general and administrative expense in the accompanying condensed consolidated statement of operations.

Under the terms of the merger agreement, 188,677 shares of the common stock portion of the purchase price with an estimated fair value on the acquisition date of approximately $1.2 million has been set aside in an escrow account and will be held for a period of up to 18 months following the closing date to satisfy any unresolved indemnification claims. Any potential claims will be settled from escrow with the number of shares of common stock calculated based on the amount of the claim divided by $6.36, adjusted to such number of shares of common stock for stock splits, reverse stock splits, spin offs, recapitalizations, reorganization, reclassification, stock dividends, or similar events. Escrow amounts not then subject to a settled or pending, unsatisfied or unresolved indemnity claims, will be released as soon as practicable following the end of the 18-month escrow period. The Company has not recognized any indemnification assets as of March 31, 2012.

For additional information and a more detailed description of the AcceloWeb acquisition, please see Note 4, contained in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K filed with the SEC on March 2, 2012.

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

Under the terms of the merger agreement, approximately 350,000 shares of the common stock portion of the purchase price with an estimated fair market value on the acquisition date of approximately $2.2 million and $0.1 million of cash will remain unissued and available to cover future claims. Approximately 60% of this amount is subject to an indemnification holdback and the remaining portion is subject to a retention holdback that has been set aside for a period of up to 12 months following the closing date. The indemnification holdback has been set aside for a period of up to 18 months following the closing date. Any potential claims will be settled from escrow with the number of shares of common stock calculated based on the amount of the claim divided by $6.83, adjusted to such number of shares of common stock for stock splits, reverse stock splits, spin offs, recapitalizations, reorganization, reclassification, stock dividends, or similar events. Amounts of the indemnification holdback not then subject to a settled or pending indemnity claim will be released as soon as practicable following the end of the 18 month holdback period. The Company has not recognized any indemnification assets as of March 31, 2012.

For additional information and a more detailed description of the Clickability acquisition, please see Note 4, contained in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K filed with the SEC on March 2, 2012.

5. Discontinued Operations

On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services to DG FastChannel, Inc. (DG) (now Digital Generation, Inc.) for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million receivable from DG pursuant to the Purchase Agreement dated as of August 30, 2011 by and among the Company, DG and Limelight Networks Germany GmbH. The $5.0 million held in escrow is intended to cover DG’s ordinary operating expenses associated with the integration of EyeWonder and chors. The Company estimates that it will not receive any portion of the funds held in escrow and has excluded such amount from its calculation of the gain on sale of discontinued operations. The Purchase Agreement also includes a provision that would require the Company to refund a portion of the purchase price equal to 1.67 times the amount that revenue related to a chors customer is below $4.4 million during the period from September 1, 2011 to August 31, 2012. As of March 31, 2012, the Company has estimated that the revenue related to this customer will not be below $4.4 million and has not recorded a liability related to this payment as it is not deemed probable. If such a payment is required the Company would record a reduction to the net proceeds on sale of EyeWonder and chors resulting in a loss on discontinued operations.

The $10.9 million receivable from DG was determined by the Company based on estimated future cash payments equal to the excess of certain current assets over certain current liabilities of EyeWonder and chors as of August 30, 2011, as defined in the Purchase Agreement (the Net Working Capital). The Company has estimated the Net Working Capital based on its determination of the current assets and current liabilities in accordance with the relevant provisions of the Purchase Agreement. As of August 31, 2011, the estimated Net Working Capital related to EyeWonder and chors was comprised of the following (in thousands):

Current assets
Cash and cash equivalents	$2,677
Accounts receivable	9,643
Income tax receivables	500
Other current assets	528

Total current assets	13,348
Current liabilities
Accounts payable and other current liabilities	(2,494)

Net Working Capital	$10,854

Under the terms of the Purchase Agreement, prior to the Company receiving any cash payments from DG, the current liabilities must be settled with cash and cash equivalents and the value of the other current assets. As of August 31, 2011, the excess of the cash and cash equivalents and other current assets over the current liabilities was $0.7 million, with this portion of the Net Working Capital payable to the Company. DG is required to pay the Company the remaining Net Working Capital as the accounts receivable of $9.6 million and income tax receivable of $0.5 million are collected. As of March 31, 2012 approximately $7.2 million of the receivables have been collected by DG and must be remitted to the Company in accordance with the terms of the Purchase Agreement. During the three months ended March 31, 2012 the Company made certain adjustments totaling $0.5 million to the receivable from DG which have been reflected as a charge to discontinued operations. As of March 31, 2012, approximately $2.6 million of the Net Working Capital comprised of $2.1 million of accounts receivable and $0.5 million of income tax receivables remained uncollected. The Company has assessed the collectability of the accounts receivable and has recorded its estimate of the amount expected to be collected based on historical experience and the financial condition of the underlying customers. The Company’s estimate of collectability could change significantly if the financial condition of the underlying customers changes or if the economy in general deteriorates. Changes to the Company’s estimate of future cash payments will be reflected as an adjustment to income (loss) from discontinued operations. As of March 31, 2012, the receivable from DG was approximately $4.9 million reflecting cash payments received from DG and other adjustments occurring during the three months ended March 31, 2012.

After 120 days from the closing of the sale of EyeWonder and chors (the Receivables Collection Period), the Company and DG have the option to have the uncollected accounts receivable assigned to the Company. Following the expiration of the Receivables Collections Period, DG and the Company may mutually agree to extend the Receivables Collections Period in 60 day increments. As of March 31, 2012, DG and the Company had agreed to extend the Receivables Collection Period and the accounts receivable were not assigned to the Company.

The sale of EyeWonder and chors meets the criteria to be reported as discontinued operations. Accordingly, the operating results of EyeWonder and chors have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations. The Company includes only revenues and costs directly attributable to the discontinued operations, in determining income (loss) from discontinued operations, and not those attributable to the ongoing entity. Accordingly, no general corporate overhead costs have been allocated to discontinued operations. Operating results of discontinued operations for the three month periods ended March 31, 2012 and 2011, respectively, and the year ended December 31, 2011, are as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2012	2011	2011(a)
Revenues	$—	$8,414	$22,302
Cost of revenues	—	(3,147)	(8,843)
General and administrative expenses	147	(2,198)	(6,055)
Sales and marketing expenses	—	(3,096)	(8,183)
Research and development expenses	—	(1,927)	(4,853)
Depreciation and amortization	—	(1,404)	(3,761)
Interest expense	—	(6)	(16)
Interest income	—	3	21
Other income	—	27	(525)
Gain (loss) on sale of discontinued operations, net of income taxes	(456)	—	14,756

(Loss) income before income taxes	(309)	(3,334)	4,843
Income tax benefit (expense)	—	16	(65)

(Loss) income from discontinued operations	$(309)	$(3,318)	$4,778

(Loss) income from discontinued operations per weighted average share:
Basic	$(0.01)	$(0.03)	$0.05

Diluted	$(0.01)	$(0.03)	$0.05

Shares used in per weighted average share calculation for discontinued operations:
Basic and diluted	104,226	103,917	109,236

(a)	Represent operating results of chors and EyeWonder from January 1, 2011 through August 31, 2011.

6. Accounts Receivable, net

Accounts receivable, net include (in thousands):

	As of March 31, 2012	As of December 31, 2011
Accounts receivable	$24,108	$24,260
Unbilled accounts receivable	7,648	8,176

	31,756	32,436
Less: credit allowance	(750)	(810)
Less: allowance for bad debt	(3,667)	(3,581)

Total accounts receivable, net	$27,339	$28,045

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of March 31, 2012	As of December 31, 2011
Receivable from DG	$4,859	$11,151
Prepaid bandwidth and backbone services	3,482	2,544
Non-income taxes receivable (VAT)	1,998	2,067
Employee advances and prepaid recoverable commissions	320	332
Indemnity claim asset	—	252
Other	4,520	4,300

Total prepaid expenses and other current assets	$15,179	$20,646

As of March 31, 2012, the Receivable from DG also includes $0.3 million related to services provided to DG under a transition services agreement. See further discussion of the receivable from DG in Note 5, Discontinued Operations.

8. Goodwill and Other Intangible Assets

The Company has recorded goodwill and other intangible assets as a result of its business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of the Company’s acquisitions, the objective of the acquisition was to expand the Company’s product offerings and customer base and is expected to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill.

The changes in the carrying amount of goodwill for the three month period ended March 31, 2012 were as follows (in thousands):

Balance, January 1, 2012	$80,105
Foreign currency translation adjustment	199

Balance, March 31, 2012	$80,304

Other intangible assets that are subject to amortization consist of the following (in thousands):

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,450	$(2,476)	$5,974
Customer relationships	3,412	(798)	2,614
Trademark	160	(150)	10

Total other intangible assets	$12,022	$(3,424)	$8,598

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,347	$(1,976)	$6,371
Customer relationships	3,412	(589)	2,823
Trade names and trademark	160	(147)	13

Total other intangible assets	$11,919	$(2,712)	$9,207

Aggregate expense related to amortization of other intangible assets included in continuing operations for the three month periods ended March 31, 2012 and 2011, respectively, was approximately $0.7 million and $0.2 million, respectively. Based on the Company’s other intangible assets as of March 31, 2012, aggregate expense related to amortization of other intangible assets is expected to be $2.2 million for the remainder of 2012, and $2.9 million, $2.2 million, $1.1 million and $0.3 million for fiscal years 2013, 2014, 2015 and 2016 and beyond, respectively.

9. Property and Equipment, net

Property and equipment, net include (in thousands):

	As of March 31, 2012	As of December 31, 2011
Network equipment	$180,253	$176,307
Computer equipment	9,613	9,129
Furniture and fixtures	2,549	2,480
Leasehold improvements	6,773	6,775
Other equipment	464	453

	199,652	195,144
Less: accumulated depreciation	(146,749)	(138,776)

Total property and equipment, net	$52,903	$56,368

10. Other Assets

Other assets include (in thousands):

	As of March 31, 2012	As of December 31, 2011
Prepaid bandwidth and backbone services	$8,784	$7,373
Cost basis investments	1,817	1,444
Vendor deposits and other	1,335	1,384
Deferred expenses	303	253

Total other assets	$12,239	$10,454

11. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Accrued compensation and benefits	$3,983	$4,421
Accrued cost of revenue	1,950	3,027
Customer deposits	1,734	847
Accrued legal fees	1,508	1,507
Non income taxes payable	612	633
Contingent consideration liability	58	152
Other accrued expenses	2,548	2,608

Total other current liabilities	$12,393	$13,195

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Deferred rent	$3,687	$3,352
Contingent consideration liability	—	842

Total other long-term liabilities	$3,687	$4,194

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

On July 1, 2008, the court denied the Company’s Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding the Company’s equitable defenses. The court conducted a bench trial in November 2008 regarding the Company’s equitable defenses. The Company also filed a motion for reconsideration of the court’s earlier denial of the Company’s motion for JMOL. The Company’s motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied the Company’s initial motion for JMOL. On April 24, 2009, the court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ‘703 patent and that the Company is entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order, the Company has reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believes that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of the Company on May 22, 2009, and Akamai filed its notice of appeal of the court’s decision on May 26, 2009. The court heard arguments by both parties on June 7, 2010. On December 20, 2010, the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in the Company’s favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in the Company’s favor, and reinstated the appeal. On November 18, 2011, the Federal Circuit heard oral argument regarding the case. The Company believes that it presented its case and positions well both in the briefs and in oral argument. The issues in this case are complex, and it is likely that it will be several months before the Federal Circuit publishes its opinion in the case. The Company believes that it does not infringe Akamai’s patents and will continue to vigorously defend its position. In light of the favorable ruling from the Court of Appeals the Company does not believe that a loss is probable. Therefore, no provision for this lawsuit is recorded in its financial statements.

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

Other Matters

The Company is subject to indirect taxation in various states and foreign jurisdictions. Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on the Company conducting business online or providing Internet-related services. Increased regulation could negatively affect the Company’s business directly, as well as the businesses of its customers. Tax authorities in various states and abroad may impose taxes on the Internet-related revenue the Company generates based on regulations currently being applied to similar but not directly comparable industries. There are many transactions and calculations where the ultimate tax determination is uncertain. In addition, domestic and international taxation laws are subject to change. In the future, the Company may come under audit, which could result in changes to its tax estimates. The Company believes it maintains adequate tax reserves to offset potential liabilities that may arise upon audit. Although the Company believes its tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent these estimates ultimately prove to be inaccurate, the associated reserves would be adjusted, resulting in the recording of a benefit or expense in the period in which a final determination is made.

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

The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended March 31,
	2012	2011
Net loss from continuing operations	$(9,697)	$(6,500)
Net loss from discontinued operations	(309)	(3,318)

Net loss available to common stockholders	$(10,006)	$(9,818)

Basic weighted average common shares	104,226	103,917

Basic weighted average common shares	104,226	103,917
Dilutive effect of stock options and restricted stock units	—	—

Diluted weighted average common shares	104,226	103,917

Basic loss per share:
Continuing operations	$(0.09)	$(0.06)
Discontinued operations	(0.01)	(0.03)

Basic net loss per share	$(0.10)	$(0.09)

Diluted loss per share:
Continuing operations	$(0.09)	$(0.06)
Discontinued operations	(0.01)	(0.03)

Diluted net income (loss) per share	$(0.10)	$(0.09)

For the three month periods ended March 31, 2012 and 2011, outstanding options and restricted stock units of approximately 2.0 million and 5.6 million, respectively, were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive.

15. Stockholders’ Equity

Common Stock

On September 12, 2011, the Company’s board of directors approved a repurchase plan that authorizes the Company to purchase up to $25 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. During the three month period ended March 31, 2012, the Company purchased approximately 0.3 million shares. Any purchased shares were cancelled and returned to authorized but unissued status. During the period September 12, 2011 through March 12, 2012, the Company purchased and cancelled approximately 9.7 million shares of common stock for approximately $25.0 million ($25.2 million including commissions) under the repurchase plan. The Company’s initial repurchase plan is now complete.

On May 2, 2012, the Company’s board of directors approved a new $15 million share repurchase program.

16. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three month periods ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Share-based compensation expense by type of award:
Stock options	$1,941	$2,297
Restricted stock awards and units	2,010	1,536

Total share-based compensation expense	$3,951	$3,833

Effect of share-based compensation expense on statement of operations by categories:
Cost of services	$506	$576
General and administrative expense	1,777	1,270
Sales and marketing expense	837	1,138
Research and development expense	831	849

Total cost related to share-based compensation expense	$3,951	$3,833

Unrecognized share-based compensation expense totaled $24.3 million at March 31, 2012, of which approximately $16.6 million related to stock options and approximately $7.7 million related to restricted stock awards and units. The Company currently expects to recognize share-based compensation expense of approximately $10.4 million during the remainder of 2012, $8.2 million in 2013 and the remainder thereafter based upon the scheduled vesting of the stock options, restricted stock awards and units outstanding at that time.

17. Related Party Transactions

The Company leases office space to an entity in which current members of its board of directors have an ownership interest. During the three month periods ended March 31, 2012 and 2011, respectively, the Company invoiced this entity approximately $15,640 and $0, respectively, for office space rental.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive staff and board of directors. Revenue derived from related parties was approximately 1% of total revenue for the three month period ended March 31, 2012, and was less than 1% of total revenue for the three month period ended March 31, 2011.

Total outstanding accounts receivable from all related parties as of March 31, 2012 and December 31, 2011 was approximately $0.6 million and $0.4 million, respectively.

18. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space and office equipment which expire through 2019. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of March 31, 2012 are as follows (in thousands):

2012	$2,645
2013	3,056
2014	2,755

2015	2,658
2016 and thereafter	6,087

Total minimum payments	$17,201

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and Internet service providers, or ISPs. The following summarizes minimum commitments as of March 31, 2012 (in thousands):

2012	$31,910
2013	29,250
2014	19,530
2015	16,227
2016 and thereafter	4,337

Total minimum payments	$101,254

Capital Leases

The Company leases equipment under capital lease agreements which extend through 2016. As of March 31, 2012 and December 31, 2011, the outstanding balance for capital leases was approximately $3.4 million and $3.9 million, respectively. The Company has recorded assets under capital lease obligations of approximately $4.8 million and $4.7 million, respectively, as of March 31, 2012 and December 31, 2011. Related accumulated amortization totaled approximately $1.9 million and $1.4 million, respectively, as of March 31, 2012 and December 31, 2011. The assets acquired under capital leases and the related accumulated amortization is included in property and equipment, net in the condensed consolidated balance sheet. The related amortization is included in depreciation and amortization expense in the condensed consolidated statements of operations. Interest expense related to capital leases was approximately $51,000 and $36,000, respectively, for the three month periods ended March 31, 2012 and 2011, respectively.

Future minimum capital lease payments at March 31, 2012 are as follows (in thousands)

2012	$1,435
2013	1,379
2014	498
2015	238
2016 and thereafter	133

Total	3,683
Amounts representing interest	(245)

Present value of minimum lease payments	$3,483

19. Income taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the estimated tax expense from continuing operations for the three months ended March 31, 2012 and 2011 was $137,000 and $138,000, respectively. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to the Company providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the quarter.

The Company files U.S. federal, U.S. state, and foreign income tax returns. For U.S. federal, and in general for U.S. state tax returns, the fiscal 2008 through fiscal 2010 tax years remain open for examination by tax authorities. As of March 31, 2012, the Company is not under any Federal examination.

20. Concentrations

For the three month periods ended March 31, 2012 and 2011, respectively, Netflix, Inc. represented approximately 11% and 10%, respectively, of the Company’s total revenue.

Revenue from sources outside North America totaled approximately $13.8 million and $12.3 million, respectively, for the three month periods ended March 31, 2012 and 2011, respectively. No single country outside of the United States accounted for 10% or more of the Company’s total revenues during those periods.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Domestic revenue	$30,537	$29,110
International revenue Asia Pacific	6,964	5,537
International revenue EMEA	6,815	6,756

Total revenue	$44,316	$41,403

The following table sets forth long-lived assets by geographic area (in thousands):

	As of March 31, 2012	As of December 31, 2011
Domestic long-lived assets	$46,973	$49,831
International long-lived assets	14,528	15,744

Total long-lived assets	$61,501	$65,575

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

As of March 31, 2012 and December 31, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include money market funds, commercial paper, corporate notes and bonds and U.S. Government Agency Bonds, and publicly traded stocks, which are classified as either cash and cash equivalents or marketable securities. The Company also has acquisition related contingent consideration which is classified as a current liability on the Company’s consolidated balance sheet.

The Company’s financial assets are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments or identical instruments in less active markets. Level 3 inputs are valued using models that take into account the terms of the arrangement as well as multiple inputs where applicable, such as estimated units sold and other customer utilization metrics.

The following is a summary of money market funds, marketable securities, other investment-related assets and current liabilities held at March 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$12,722	$—	$12,722	$—
Money market funds (2)	17,757	17,757	—	—
Corporate notes and bonds (1)	11,207	—	11,207	—
Commercial paper (1)	1,247	—	1,247	—
Certificate of deposit (1)	2,738	—	2,738	—
Publicly traded common stock (1)	40	40	—	—

Total assets measured at fair value	$45,711	$17,797	$27,914	$—

Liabilities:
Acquisition related contingent consideration	$58	$—	$—	$58

Total liabilities measured at fair value	$58	$—	$—	$58

(1)	Classified in marketable securities
(2)	Classified in cash and cash equivalents

For the three month period ended March 31, 2012, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the three month period ended March 31, 2012, the Company had net unrealized losses of approximately $15,000.

The fair value measurement for the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The progressions of the Company’s Level 3 instruments for the three month period ended March 31, 2012 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2012	$994
Adjustment to fair value of AcceloWeb contingent consideration	(842)
Payment of contingent consideration	(94)

Balance at March 31, 2012	$58

The following is a summary of cash and cash equivalents, marketable securities, other investment-related assets and current liabilities held at December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$9,614	$—	$9,614	$—
Money market funds (2)	24,855	24,855	—	—
Corporate notes and bonds (1)	5,757	—	5,757	—
Commercial paper (1)	2,749	—	2,749	—
Certificate of deposit (1)	2,730	—	2,730	—
Publicly traded common stock (1)	51	51	—	—

Total assets measured at fair value	$45,756	$24,906	$20,850	$—

Liabilities:
Acquisition related contingent consideration	$994	$—	$—	$994

Total liabilities measured at fair value	$994	$—	$—	$994

(1)	Classified in marketable securities
(2)	Classified in cash and cash equivalents

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. The carrying amount of short-term and long-term marketable securities represents fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders’ equity. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.

The Company did not estimate the fair value of its cost basis investment because the Company did not identify any events or circumstances that would have a significant adverse effect on the fair value of the investment. Determining fair value is not practicable because the entity in which the Company made the investment is not a publically traded company and information necessary to determine fair value is not available.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 2, 2012. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this quarterly report on Form 10-Q and in our other SEC filings. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation.

Overview

We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance computing platform (our global computing platform) upon which we provide an integrated suite of services including content delivery services, web content management services, video content management services, web acceleration services, mobility and monetization services, cloud storage services and related consulting services. Our web content management and video content management services are provided as Software as a Service (SaaS) solutions, our cloud storage services and content delivery services are provided as a Platform as a Service (PaaS) solutions and we sometimes refer to all of these integrated services and solutions (other than content delivery services) collectively as our value-added services (VAS). We derive revenue from the sale of content delivery services and VAS to our customers. Our scalable cloud solutions improve the quality of online media and content, accelerate the performance of web applications, enable secure online transactions and enable the management and monetization of digital assets. These services are provided in the cloud and are supported by our global computing platform, which provides highly-available, highly-redundant storage, bandwidth and computing resources as well as connectivity to last-mile broadband network providers. We also offer other platform and infrastructure services, such as transit and rack space services. We operate in one industry segment. Our services enable businesses to build and manage their digital presence across Internet, mobile and social channels by delivering a high quality experience to their audiences on mobile and connected devices, enabling them to enhance their brand presence, build stronger customer relationships, manage web content and video assets, analyze viewer preferences, optimize their advertising, and monetize their digital assets. We provide services to customers in North America, EMEA and the Asia Pacific region. As of March 31, 2012, we had 1,562 customers worldwide.

In addition to our expanding suite of VAS, we have also continued to expand the capacity and capabilities, and to enhance the performance and efficiency, of our global computing platform. Although we believe that we may have improved margins in our content delivery services as we expand our customer base and use a greater proportion of our capacity, we expect the majority of our margin increases to result from our VAS increasing as a percentage of our revenue.

Traffic on our network and our VAS business has continued to grow. This traffic growth is primarily the result of growth in the traffic delivered to existing customers and to a lesser extent to new customers. Our content delivery revenue is generated by charging for traffic delivered. While our traffic continued to grow, our revenue generated from such traffic decreased during the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011. During the three month period ended March 31, 2012, all of our revenue growth was from our VAS. During 2011, we added new customers through new business and through our business acquisitions, and we also elected not to renew some customers. During the three month period ended March 31, 2012, we continued to add new customers and also elected to not renew some customers as we continue to focus on customer quality. Our average number of products per customer during the three month period ended March 31, 2012 was 1.7. For new customers added during the quarter our average number of products per customer was 2.0.

Our international revenue has continued to grow, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2011 revenue derived from customers outside North America accounted for approximately 30% of our total revenue. For the year ended December 31, 2011, we derived approximately 50% of our international revenue from EMEA and approximately 50% of our international revenue from Asia Pacific. We anticipate that our Asia Pacific revenue may continue to grow as a percentage of our total international revenue. During 2011, no single country outside of the United States accounted for 10% or more of our total revenues. For the three month periods ended March 31, 2012 and 2011, respectively, revenue derived from customers outside North America accounted for approximately 31% and 30%, respectively, of our total revenue. For the three month periods ended March 31, 2012 and 2011, we derived approximately 49% and 55%, respectively, of our international revenue from EMEA and approximately 51% and 45%, respectively, of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of our total revenues during the three month periods ended March 31, 2012 and 2011, respectively. We expect foreign revenue to continue to increase in absolute dollars in 2012. Our business is managed as a single segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2011, sales to our top 10 customers accounted for approximately 34% of our total revenue, and we had one customer, Netflix, which represented more than 10% of our total revenue. For the year ended December 31, 2011, Netflix represented approximately 11% of our total revenue. For the three month periods ended March 31, 2012 and 2011, sales to our top 10 customers accounted for approximately 33% and 37%, respectively, of our total revenue. During the three month periods ended March 31, 2012 and 2011, we had one customer that accounted for more than 10% of our total revenue during those periods. Netflix represented approximately 11% and 10% of our total revenue for the three month periods ended March 31, 2012 and 2011, respectively. In 2012, we anticipate that our top 10 customer concentration levels will remain consistent with 2011. In the past, the customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services for resale to their end customers. Revenue generated from sales to reseller customers accounted for approximately 4% of our total revenue for the year ended December 31, 2011. For the three month periods ended March 31, 2012 and 2011, revenue generated from sales to reseller customers accounted for approximately 3% and 4%, respectively, of our total revenue.

In addition to these revenue-related business trends, our cost of revenue increased in absolute dollars and decreased as a percentage of revenue for the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011. The increase in absolute dollars was primarily due to increased payroll and related employee costs for operations personnel, who are responsible for managing and monitoring our global computing platform and delivering our VAS, an increase in paid peering, which was offset by lower transit and co-location fees, and increased other costs associated with the delivery of our services. We enter into contracts with third party network and data center providers, with terms typically ranging from several months to several years. Our contracts related to transit bandwidth provided by network operators generally commit us to pay either a fixed monthly fee or monthly fees plus additional fees for bandwidth usage above a specified level. In January 2012, March 2011, and January and September 2009, we entered into multi-year arrangements with Global Crossing for additional bandwidth and backbone capacity. The agreements required us to make advanced payments for future services to be received. Our recently amended master contract with Global Crossing provides for the use of private lines of varying capacity for our backbone. The amended agreement provides for added capacity for a four year term, and includes a substantial prepayment of fees and charges. In addition to purchasing services from communications providers, we connect directly to over 700 broadband ISPs, generally without either party paying the other. This industry practice, known as settlement free peering, benefits us by allowing us to place content objects directly on user access networks, which helps us provide higher performance delivery for our customers and eliminate paying transit bandwidth fees to network operators. This practice also benefits the ISP and its customers by allowing them to receive improved content delivery through our local servers and eliminate the cost of transit bandwidth associated with delivery receipt of the traffic. We do not consider these relationships to represent the culmination of an earnings process. Accordingly, we do not recognize as revenue the value to the ISPs associated with the use of our servers nor do we recognize as expense the value of the bandwidth received at discounted or no cost. These peering relationships are mutually beneficial and are not contractual commitments. In addition to settlement free peering, we incur costs for non settlement free peering as well as costs associated with connecting to the Internet service providers.

During 2011, we continued to reduce our network transit bandwidth delivery costs per gigabyte transferred by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions from our existing suppliers associated with higher purchase commitments. We anticipate our overall transit bandwidth delivery costs will continue to increase in absolute dollars as a result of expected higher traffic levels, partially offset by continued reductions in bandwidth costs per unit. In addition, during 2011, we entered into relationships for fixed price paid peering ports that will assist in cost management as we continue to increase the volume of traffic moving through our global computing platform. We expect that our overall transit bandwidth delivery costs as a percentage of revenue will decrease slightly in 2012 compared to 2011.

For the three month period ended March 31, 2012, operating expenses increased in absolute dollars and increased as a percentage of revenue compared to the three month period ended March 31, 2011. This increase was primarily due to increased general and administrative costs, increased sales and marketing expenses, increased research and development costs and increased non-network related depreciation and amortization. The increase in general and administrative costs was primarily due to increased professional fees for legal and accounting services, increased share-based compensation, increased payroll and related employee costs due to increased staffing, and increased bad debt expense, offset by lower litigation expenses and the reversal of approximately $0.8 million of AcceloWeb earn-out which was recorded in 2011 in purchase accounting. The increase in sales and marketing expenses was primarily due to increased payroll and related employee costs, due to increased staffing and increased travel, offset by a decrease in marketing programs and share-based compensation. The increase in research and development costs was primarily due to increased payroll and related employee costs due to increased staffing. The increase in non-network related depreciation and amortization was primarily due to increased amortization of intangible assets from our business acquisitions.

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2009, 2010, and 2011 we made capital purchases of $20.4 million, $33.5 million, and $30.4 million, respectively, which represented 16%, 22% and 18%, respectively, of total revenue for each of those years. For the three month period ended March 31, 2012, we made capital investments of $5.7 million, which represented 13% of total revenue for that period. We expect to have ongoing capital expenditure requirements as we continue to invest in, refresh and expand our global computing platform. For 2012, we currently anticipate making aggregate capital expenditures of approximately 9% to 11% of total revenue.

Occasionally we generate revenue from certain customers that are entities related to certain of our executives and board of directors. For the year ended December 31, 2011 revenue derived from these related parties was less than 1% of our total revenue. For the three month period ended March 31, 2012, revenue generated from related parties was approximately 1% of our total revenue.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. During the three months ended March 31, 2012, there have been no significant changes in our critical accounting policies.

Results of Continuing Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

	Three months ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)
Revenue	$44,316	$41,403	$2,913	7%

Revenue increased 7%, or $2.9 million, to $44.3 million for the three month period ended March 31, 2012 as compared to $41.4 million for the three month period ended March 31, 2011. The increase in revenue for the three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011 was primarily attributable to an increase in our VAS revenue of approximately $5.4 million. Our VAS revenue, which collectively refers to our mobility, web and video content management, web application acceleration, cloud storage, and consulting, includes revenue from the date of acquisition of Delve, Clickability and AcceloWeb. The increase in VAS revenue is primarily attributable to increases in our web content management, storage, video publishing and site and application acceleration service offerings. The increase in VAS revenue was offset by a decrease in our content delivery services revenue of approximately $2.5 million. During the three month period ended March 31, 2012, we continued to increase the amount of traffic moving through our network; however, our core content delivery services revenue decreased approximately $0.7 million and we had a decrease of approximately $1.8 million in our network pop-build and license revenue from Microsoft. As of March 31, 2012, we had 1,562 customers as compared to 1,552 as of March 31, 2011.

For the three month periods ended March 31, 2012 and 2011, approximately 31% and 30%, respectively, of our total revenues were derived from our operations located outside of North America. For the three months ended March 31, 2012 and 2011, we derived approximately 49% and 55%, respectively of our international revenue from EMEA and approximately 51% and 45%, respectively, of our international revenue from Asia Pacific. No single country outside of the United States accounted for 10% or more of our revenues during these periods.

We anticipate our revenues will increase in 2012, which will include a full year of revenue from our business acquisitions. We expect to deliver more traffic on our network and expect continued growth in our VAS. Additionally, we expect our international revenue to continue to increase in absolute dollars and that our Asia Pacific revenue may continue to grow as a percentage of our total international revenue compared to 2011. In 2012, we anticipate that our customer concentrations levels will remain consistent with 2011. In the past, the customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

Cost of Revenue

	Three months ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)
Cost of revenue	$27,330	$26,265	$1,065	4%

Cost of revenue includes fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to ISPs, and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes depreciation of network equipment used to deliver our content delivery services, payroll and related costs and equity-related compensation for our network operations, and professional services personnel.

Cost of revenue increased 4%, or approximately $1.0 million, to $27.3 million for the three month period ended March 31, 2012 as compared to $26.3 million for the three month period ended March 31, 2011. These increases were primarily due to an increase in payroll and related employee costs of approximately $0.7 million primarily associated with increased staff from our business acquisitions. Additionally, we had increases in professional fees and outside services of $0.2 million, primarily due to an increase in outside consulting expense, and we had an increase in other costs of approximately $0.6 million. The increase in other costs was primarily related to $0.4 million of other costs associated with the delivery of our services, and increased fees and licenses of approximately $0.2 million. These increases were offset by a decrease of approximately $0.5 million in aggregate bandwidth and co-location fees, which was the result of increased peering costs of approximately $1.2 million, off-set by a reduction of approximately $0.7 million in transit and co-location fees. In addition, depreciation increased approximately $0.1 million, due to increased amounts of deployed assets, as we continue to build-out our expanding network and to refresh our network equipment.

Additionally, during the three month periods ended March 31, 2012 and 2011, cost of revenue included share-based compensation expense of approximately $0.5 million and $0.6 million, respectively.

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended March 31,
	2012	2011
Bandwidth and co-location fees	$13.6	$14.1
Depreciation — network	6.8	6.7
Payroll and related employee costs	4.4	3.7
Share-based compensation	0.5	0.6
Professional fees and outside services	0.3	0.1
Royalty expenses	0.2	0.2
Travel and travel-related expenses	0.2	0.2
Other costs	1.3	0.7

Total cost of revenue	$27.3	$26.3

We anticipate cost of revenue will increase in 2012, which will include a full year of expenses from our business acquisitions. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased bandwidth, peering, rack and co-location costs to support increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to decrease compared to 2011. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our expanding customer base as well as increase our value-added services personnel. We expect that share-based compensation expense will decrease compared to 2011.

General and Administrative

	Three months ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)
General and administrative	$8,320	$6,611	$1,709	26%

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

General and administrative expenses increased 26%, or $1.7 million, to $8.3 million for the three month period ended March 31, 2012 as compared to $6.6 million for the three month period ended March 31, 2011. These increases were primarily due to an increase in professional fees of $1.2 million, which includes increased general legal fees of approximately $0.6 million, increased consulting, recruiting and outside services of approximately $0.3 million, and an increase in accounting fees of approximately $0.3 million. Payroll and related employee costs increased approximately $0.3 million, which was primarily due to new hires and, to a lesser extent, to the addition of general and administrative personnel of our business acquisitions, an increase in bad debt expense of $0.2 million, and an increase in travel and travel-related expenses of $0.1 million. These increases were offset by a decrease in other costs of $0.3 million, which was primarily due to the reversal of previously recorded contingent considerations (we no longer believe that payment is probable) of approximately $0.8 million and reduced office supplies of approximately $0.1 million, offset by increased facilities and facilities-related costs of $0.3 million primarily due to our relocation to our new worldwide headquarters in Tempe, Arizona in April 2011, increased fees, licenses and non-income taxes of $0.3 million, and a decrease in litigation expenses of $0.3 million. Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses, office supplies and property taxes.

Additionally, general and administrative share-based compensation expense increased $0.5 million for the three months ended March 31, 2012 compared to March 31, 2011.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2012	2011
Payroll and related employee costs	$2.6	$2.3
Professional fees	2.2	1.0
Share-based compensation	1.8	1.3
Litigation expenses	—	0.3
Bad debt expense	0.4	0.2
Travel and travel-related expenses	0.2	0.1
Other expenses	1.1	1.4

Total general and administrative	$8.3	$6.6

In 2012, we expect our general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue compared to 2011. During 2012, which will include a full year of expenses from our business acquisitions, we expect increased salaries and related employee cost, increased costs and fees associated with intellectual property, as well as increased facility costs. We expect that these increases will be offset by lower litigation costs and reduced professional fees. In 2013, we expect our general and administrative expense to decrease as a percentage of our revenue as we expect our costs to grow slower than our total revenue. We expect that share-based compensation expense will decrease as a percentage of revenue in 2012.

Sales and Marketing

	Three months ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)
Sales and marketing	$11,632	$10,798	$834	8%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses as well as advertising and promotional expenses.

Sales and marketing expenses increased 8%, or $0.8 million, to $11.6 million for the three month period ended March 31, 2012 compared to $10.8 million for the three month period ended March 31, 2011. The increase in sales and marketing expenses was primarily due to an increase in payroll and related employee costs of $0.9 million, primarily due to increased salaries of $0.6 million, which includes approximately $0.2 million of salaries from our business acquisitions, and to a lesser extent increased variable compensation costs of $0.3 million, an increase in travel and travel-related expenses of $0.3 million, an increase in professional fees and outside services of $0.1 million, and an increase in other costs of $0.1 million. The increase in other costs was primarily due to increased facility and facility-related costs and increased fees and licenses. These increases were offset by a decrease in marketing expenses of $0.3 million.

Additionally, sales and marketing share-based compensation expense decreased $0.3 million for the three months ended March 31, 2012 compared to March 31, 2011.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2012	2011
Payroll and related employee costs	$7.3	$6.4
Travel and travel-related expenses	1.0	0.7
Share-based compensation	0.8	1.1
Marketing programs	0.5	0.8
Professional fees and outside services	0.5	0.4
Other expenses	1.5	1.4

Total sales and marketing	$11.6	$10.8

We anticipate our sales and marketing expense will increase in 2012 in both absolute dollars and as a percentage of revenue compared to 2011. We anticipate that the increase in absolute dollars, which will include a full year of expenses from our business acquisitions, will be due to an expected increase in salaries and related employee costs for our sales and marketing personnel, primarily due to increased staffing, increased commissions on higher forecast sales, an increase in marketing costs such as advertising and other lead-generating activities, and increases in facility and facility-related expenses for our sales and marketing personnel. We expect that share-based compensation expense will remain consistent with 2011 as a percentage of revenue.

Research and Development

	Three months ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)
Research and development	$5,166	$3,691	$1,475	40%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 40%, or $1.5 million, to $5.2 million for the three month period ended March 31, 2012 as compared to $3.7 million for the three month period ended March 31, 2011. The increase in research and development expenses was primarily due to an increase of $1.5 million in payroll and related employee costs and an increase in other costs of $0.1 million. The increase in payroll and related employee costs was primarily due to our hiring of additional network and software engineering personnel and the addition of research and development personnel resulting from our business acquisitions. Other expenses include such items as travel and travel-related expenses, consulting, contract labor, telephone, and office supplies.

Additionally, research and development share-based compensation expense decreased $0.1 million for the three months ended March 31, 2012 compared to March 31, 2011.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2012	2011
Payroll and related employee costs	$3.9	$2.4
Share-based compensation	0.8	0.9
Professional fees and outside services	0.2	0.2
Other expenses	0.3	0.2

Total research and development	$5.2	$3.7

We anticipate our research and development expenses will increase in 2012 which will include a full year of expenses from our business acquisitions in absolute dollars and increase as a percentage of revenue as we continue to make investments in our core technology, refinements and additions to our other service offerings. We expect increased payroll and related employee costs associated with continued hiring of research and development personnel. Additionally, in 2012, we expect that share-based compensation expense will remain consistent with 2011.

Depreciation and Amortization (Operating Expenses)

	Three months ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)
Depreciation and amortization	$1,398	$551	$847	154%

Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Depreciation and amortization expenses increased 154%, or $0.8 million, to $1.4 million for the three month period ended March 31, 2012, as compared to $0.6 million for the three month period ended March 31, 2011. The increase in depreciation and amortization expense was primarily due to an increase of approximately $0.5 million in amortization of intangibles acquired in business combinations, and to a lesser extent increased general and administrative depreciation and amortization of approximately $0.3 million. For the three month period ended March 31, 2012, amortization of intangibles was approximately $0.7 million. Based on our intangible assets at March 31, 2012, we expect amortization of other intangible assets to be approximately $2.2 million for the remainder of 2012, and $2.9 million, $2.2 million, $1.1 million and $0.3 million for fiscal years 2013, 2014, 2015 and 2016 and beyond, respectively.

Interest Expense

	Three months ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)
Interest expense	$50	$36	$14	39%

Interest expense consists of interest accrued and paid.

Interest expense increased to $50,000 for the three month period ended March 31, 2012, as compared to $36,000 for the three month period ended March 31, 2011. Interest expense for the three month periods ended March 31, 2012 and 2011, was primarily comprised of interest paid on capital leases. As of March 31, 2012, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

	Three months ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)
Interest income	$106	$184	$(78)	(42)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased $0.1 million to $0.1 million for the three month period ended March 31, 2012, as compared to $0.2 million for the three month period ended March 31, 2011. The decrease in interest income was primarily due to a lower rate of return on our cash balances.

Other Income (Expense)

	Three months ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)
Other (expense) income	$(86)	$3	$(89)	2,967%

Other expense was approximately $0.1 million for three month period ended March 31, 2012, as compared to $3,000 other income for the three month period ended March 31, 2011. Other expense for the three month period ended March 31, 2012 consists primarily of foreign currency transaction losses. Other income for the three month period ended March 31, 2011, consists primarily of foreign currency transaction gains.

Income Tax Expense

	Three months ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)
Income tax expense	$137	$138	$(1)	(1)%

Based on an estimated annual effective tax rate and discrete items, the estimated tax expense from continuing operations for the three months ended March 31, 2012 and 2011 was $137,000 and $138,000, respectively. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.

Income (loss) from Discontinued Operations

	Three months ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)
Income (loss) from discontinued operations	$(309)	$(3,318)	$(3,009)	(91)%

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

As of March 31, 2012, our cash, cash equivalents and marketable securities classified as current totaled $136.6 million. Included in this amount is approximately $3.9 million of cash and cash equivalents held outside the United States.

Operating Activities

Net cash provided by operating activities of continuing operations increased by $6.7 million, with net cash provided by operating activities equaling $4.0 million for the three month period ended March 31, 2012, compared to net cash used in operating activities of approximately $2.6 million for the three month period ended March 31, 2011. The change in operating cash flows comparing the three month period ended March 31, 2012 to the three month period ended March 31, 2011 was primarily due to a larger net loss in 2012 compared to 2011 offset by changes in operating assets and liabilities. Cash provided by operating activities of continuing operations related to changes in operating assets and liabilities was $1.5 million in the three months ended March 31, 2012 compared to $7.3 million of cash used in the three months ended March 31, 2011. The change relates primarily to cash received from DG during the three months ended March 31, 2012, which decreased prepaid expenses and other current assets and other changes in operating assets and liabilities during each period.

We expect that cash provided by operating activities of continuing operations may not be sufficient to cover new purchases of property and equipment during 2012 and potential litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Investing Activities

Cash used in investing activities of continuing operations was $13.8 million for the three months ended March 31, 2012, compared to $2.4 million for the three months ended March 31, 2011. Cash used in investing activities was principally comprised of cash generated from maturities of short-term marketable securities off-set by the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our CDN. We currently anticipate making aggregate capital expenditures of approximately 9% to 11% of total revenue in 2012.

Financing Activities

Net cash used in financing activities was approximately $1.7 million for the three month period ended March 31, 2012, compared to $77.1 million of cash generated from financing activities for the three month period ended March 31, 2011. Net cash used in financing activities in the three months ended March 31, 2012 primarily related to payments made for the repurchase of our common stock of approximately $1.2 million, payments of employee tax withholdings related to restricted stock of approximately $0.3 million and payments made on our capital lease obligations of approximately $0.4 million, off-set by cash received from the exercise of stock options of $0.1 million.

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

The following table presents our contractual obligations and commercial commitments, as of March 31, 2012 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual obligations as of March 31, 2012	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$36,918	$22,426	$11,507	$2,985	$—
Rack space leases	64,336	18,197	33,007	13,132	—
Real estate leases	17,201	3,446	5,701	4,447	3,607

Total operating leases	118,455	44,069	50,215	20,564	3,607
Capital leases	3,683	1,887	1,479	317	—

Total commitments	$122,138	$45,956	$51,694	$20,881	$3,607

Off Balance Sheet Arrangements

As of March 31, 2012, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use Non-GAAP net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effects of share-based compensation, litigation expenses, amortization of intangibles, acquisition related expenses, and discontinued operations. We define EBITDA as GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, depreciation and amortization and discontinued operations. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for operational expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period. In addition, it should be noted that our performance-based executive officer bonus structure is tied closely to our performance as measured in part by certain non-GAAP financial measures.

In our May 3, 2012 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under United States GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with United States GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
GAAP net loss	$(10,006)	$(9,818)
Share-based compensation	3,951	3,833
Litigation defense expenses	49	344
Acquisition related expenses	(488)	141
Amortization of intangibles	695	151
Loss from discontinued operations	309	3,318

Non-GAAP net loss	$(5,490)	$(2,031)

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
GAAP net loss	$(10,006)	$(9,818)
Depreciation and amortization	8,227	7,208
Interest expense	50	36
Interest and other income (expense)	(20)	(187)
Income tax expense	137	138
Loss (income) from discontinued operations	309	3,318

EBITDA	$(1,303)	$695
Share-based compensation	3,951	3,833
Litigation defense expenses	49	344
Acquisition related expenses	(488)	141

Adjusted EBITDA	$2,209	$5,013

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

We operate in North America, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2011 to assess the potential impact of fluctuations in exchange rates for all foreign denominated revenues and expenses. Assuming a 10 percent weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2011 and the three months ended March 31, 2012 would have been higher by approximately $3.0 million and $1.0 million, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investments in the equity securities of publicly traded companies involve significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by the risks identified below, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the information contained in this report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2011 and other documents that we file from time to time with the Securities and Exchange Commission.

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

Our primary competitors for our SaaS services include Brightcove, Ooyala, Unicorn Media, Sitecore, Adobe, Crown Peak and Interwoven, as well as open source products such as Drupal. However, the competitive landscape is different from content delivery in this area in that changing vendors can be costly and complicated for the customer.

If we are unable to sell our services at acceptable prices relative to our costs, our revenue and gross margins will decrease, and our business and financial results will suffer.

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our global computing network. For example, in 2009, 2010 and 2011 we invested $20.4 million, $33.5 million and $30.4 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing network. For the three month period ended March 31, 2012, we invested $5.7 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

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

We expect a significant and increasing portion of our revenue to be derived from our value-added service offerings. These value-added services tend to have higher gross margins than our CDN services. Our revenue from such offerings comprised approximately 26% of our revenue for the year ended December 31, 2011. For the three month period ended March 31, 2012, value-added services comprised approximately 31% of our revenue. We do not have a long history of offering these value-added services, and we may not be able to achieve the growth rates in such services revenue that we or our investors expect. There are numerous companies that compete in providing value-added services, and many of these companies have greater financial and sales resources than we do. We may not be successful in competing against current and new providers of value-added services. If we are unable to achieve the growth rates in our value-added services revenue that we expect, our revenue and operating results could be significantly and negatively affected.

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

We are currently a defendant in one significant lawsuit and formerly a defendant in two other significant lawsuits (see discussion in “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q). In the Akamai case, we currently have a favorable ruling, but we cannot provide any assurance that this favorable ruling will not be overturned or reversed on appeal, or that the ultimate outcome of that lawsuit will not be materially adverse to us. The expenses of defending these lawsuits and other lawsuits to which we are or may become a party, particularly fees paid to our lawyers and expert consultants, have been significant and may continue to adversely affect our operating results during the pendency of the lawsuits. Also, this litigation has been a distraction to our management in operating our business.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and, as of March 31, 2012, we have 21 currently issued U.S. patents and two currently issued Australian patents. Monitoring infringement of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights. We have applied for patent protection in a number of foreign countries, but the laws in these jurisdictions may not protect our proprietary rights as fully as in the United States. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2009, 2010 and 2011, sales to our top 10 customers accounted for approximately 36%, 34% and 34%, respectively, of our total revenue. For the three month period ended March 31, 2012, sales to our top 10 customers accounted for approximately 33% of our total revenue. During the three month period ended March 31, 2012, we had one customer, Netflix, which represented more than 10% of our total revenue. During that period, Netflix represented approximately 11% of our total revenue. During 2011, we had one customer, Netflix, which represented more than 10% of our total revenue. For the year ended December 31, 2011, Netflix represented approximately 11% of our total revenue. During 2010, we had no customer that accounted for more than 10% of our total revenue. During 2009 we had one customer, Microsoft, which represented more than 10% of our total revenue. For the year ended December 31, 2009, Microsoft represented approximately 14% of our total revenue. Microsoft, and other large customers, may not continue to be as significant going forward as they have been in the past. For example, during 2012, we anticipate that our revenue from Microsoft will decline from that earned in 2011 and 2010 and as a percent of our total revenue.

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

Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007, 2008, 2010 and 2011 partially due to our share-based compensation expense which was $0.1 million in 2005, $9.2 million in 2006, $18.9 million in 2007, $18.1 million in 2008, $16.2 million in 2010, and $15.9 million in 2011. We were profitable in 2009 due to the reversal of a significant reserve for litigation; however, our share-based compensation was still significant at $17.5 million for the year. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit (RSU) grants. For the three month period ended March 31, 2012, our share-based compensation expense was approximately $4.0 million. Our unrecognized share-based compensation expense totaled $24.3 million at March 31, 2012 based on current outstanding stock options and restricted stock units, of which we expect to amortize $10.4 million during the remainder of 2012, $8.2 million in 2013 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. Our share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. Litigation expense continues to be significant for us. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents, and, in December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will potentially continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million, $20.8 million, $5.4 million, $2.1 million and $1.4 million, respectively, in 2006, 2007, 2008, 2009, 2010 and 2011, respectively. For the three month period ended March 31, 2012, we incurred approximately $49,000 in litigation costs. These costs may continue to be significant during 2012.

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

We lease private line capacity for our backbone from a third party provider, Global Crossing Ltd. (Global Crossing). Our contracts for private line capacity with Global Crossing generally have terms of three to four years. In January 2012, March 2011, and January and September 2009, we amended our agreement with Global Crossing to enhance the private line capacity for our backbone. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party provider. Further, Level 3 Communications LLC, one of our direct competitors recently acquired Global Crossing Ltd. Although alternative providers are available, it would be time consuming and expensive to identify and obtain alternative third party connectivity, and accordingly we are dependent on Global Crossing in the near term. Failure of Global Crossing could jeopardize utilization of the service fees pre-paid by us under our agreement with Global Crossing. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity on terms commercially acceptable to us or at all, our business and financial results would suffer. We may not be able to deploy on a timely basis enough network capacity to meet the needs of our customer base or effectively manage demand for our services.

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

We continue to evaluate the performance of all of our businesses and may sell businesses or product lines in the future. For example, on August 30, 2011, we announced that we entered into an agreement to sell our EyeWonder and chors rich media advertising unit to DG. The transaction closed on September 1, 2011. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business, any of which could result in a material adverse affect to our financial condition, results of operations or cash flows. In addition, we have acquired goodwill and intangible assets in business combinations, including the acquisitions of EyeWonder, Inc. and chors in 2010. A substantial portion of this goodwill remains on our balance sheet. We follow the provisions of ASC 805, “Business Combinations” (ASC 805) and ASC 350, “Goodwill and Other Intangible Assets” (ASC 350). We also follow the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-lived Assets” (ASC 360). In accordance with these standards, goodwill is not amortized. Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. As of March 31, 2012, we had $80.3 million in goodwill which will be subject to potential future impairments which could have a material adverse effect on our financial condition and results of operations. Our intangible assets are carried at cost and are subject to amortization. In accordance with ASC 360, our intangible assets are subject to impairment testing whenever changes in circumstances indicate that the carrying value may not be fully recoverable. Divestitures of previously acquired businesses, such as the divestiture of the EyeWonder and chors rich media advertising services, may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 168 at December 31, 2011. As of March 31, 2012, we had 188 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

As of March 31, 2012, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding common stock, including approximately 29% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Management has broad discretion as to the use of the proceeds from our underwritten public offerings of our common stock, and we may not use the proceeds effectively.

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

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock during the three month period ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, — January 31, 2012	257,300	$3.06	257,300	$31,527
February 1, — February 29, 2012	—	$—	—	$—
March 1, — March 31, 2012	—	$—	—	$—

Total	257,300	$3.06	257,300

(1)	Includes commissions, markups and expenses.
(2)	We announced a repurchase plan that authorized us to use up to $25 million to repurchase shares of our common stock, exclusive of any commissions, markups or expenses, on August 30, 2011, under which we purchased shares of our common stock through March 12, 2012. Any repurchased shares were cancelled and return to authorized but unissued status. Our repurchase plan is now complete.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.02	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	S-1	333-141516	3.2	5/21/07

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE Document **					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **					X

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT **					X

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT **					X

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT **					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: May 8, 2012	By:	/s/ Douglas S. Lindroth
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