Form 10-Q
period 2012-06-30
Limelight Networks, Inc.
filed 2012-08-07
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of August 1, 2012: 100,145,552 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$95,029	$120,349
Marketable securities	29,604	19,850
Accounts receivable, net	28,183	28,045
Income taxes receivable	289	31
Deferred income taxes	50	62
Prepaid expenses and other current assets	12,787	20,646

Total current assets	165,942	188,983
Property and equipment, net	49,617	56,368
Marketable securities, less current portion	12	51
Deferred income taxes, less current portion	1,287	1,177
Goodwill	79,862	80,105
Other intangible assets, net	7,688	9,207
Other assets	11,558	10,454

Total assets	$315,966	$346,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,734	$6,797
Deferred revenue	7,462	7,287
Capital lease obligations	1,714	1,750
Income taxes payable	596	774
Other current liabilities	12,660	13,195

Total current liabilities	28,166	29,803
Capital lease obligations, less current portion	1,279	2,124
Deferred income taxes	504	580
Deferred revenue, less current portion	630	539
Other long-term liabilities	3,737	4,194

Total liabilities	34,316	37,240
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at June 30, 2012 and December 31, 2011; 100,093 and 104,349 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	100	104
Additional paid-in capital	454,387	460,845
Contingent consideration	110	219
Accumulated other comprehensive loss	(1,559)	(509)
Accumulated deficit	(171,388)	(151,554)

Total stockholders’ equity	281,650	309,105

Total liabilities and stockholders’ equity	$315,966	$346,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$44,447	$41,558	$88,763	$82,961

Cost of revenue:
Cost of services (1)	20,379	21,061	40,880	40,669
Depreciation — network	7,184	7,316	14,013	13,973

Total cost of revenue	27,563	28,377	54,893	54,642

Gross profit	16,884	13,181	33,870	28,319
Operating expenses:
General and administrative	8,053	8,471	16,373	15,082
Sales and marketing	11,762	9,929	23,394	20,727
Research and development	4,986	4,503	10,152	8,194
Depreciation and amortization	1,450	1,204	2,848	1,755

Total operating expenses	26,251	24,107	52,767	45,758

Operating loss	(9,367)	(10,926)	(18,897)	(17,439)
Other income (expense):
Interest expense	(46)	(100)	(96)	(136)
Interest income	83	254	189	438
Other, net	56	32	(30)	35

Total other income	93	186	63	337

Loss from continuing operations before income taxes	(9,274)	(10,740)	(18,834)	(17,102)
Income tax provision	163	429	300	567

Loss from continuing operations	(9,437)	(11,169)	(19,134)	(17,669)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(391)	(2,766)	(700)	(6,084)

Net loss	$(9,828)	$(13,935)	$(19,834)	$(23,753)

Basic net loss per weighted average share:
Continuing operations	$(0.10)	$(0.10)	$(0.18)	$(0.16)
Discontinued operations	(0.00)	(0.02)	(0.01)	(0.06)

Total	$(0.10)	$(0.12)	$(0.19)	$(0.22)

Diluted net loss per weighted average share:
Continuing operations	$(0.10)	$(0.10)	$(0.18)	$(0.16)
Discontinued operations	(0.00)	(0.02)	(0.01)	(0.06)

Total	$(0.10)	$(0.12)	$(0.19)	$(0.22)

Shares used in per weighted average share calculations:
Basic	102,783	113,113	103,505	108,515
Diluted	102,783	113,113	103,505	108,515

(1)	Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(9,828)	$(13,935)	$(19,834)	$(23,753)

Other comprehensive (loss) income, net of tax:
Unrealized loss on investments	(29)	(135)	(44)	(1)
Cumulative translation adjustment	—	—	—	494
Foreign exchange translation	(1,463)	221	(1,006)	932
Discontinued operations	—	230	—	311

Other comprehensive (loss) income, net of tax	(1,492)	316	(1,050)	1,736

Comprehensive loss	$(11,320)	$(13,619)	$(20,884)	$(22,017)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(19,834)	$(23,753)
Loss from discontinued operations	(700)	(6,084)

Loss from continuing operations	(19,134)	(17,669)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	16,861	15,728
Share-based compensation	7,172	8,705
Deferred income taxes	(174)	(74)
Accounts receivable charges	884	621
Accretion of marketable securities	242	(9)
Non cash increase in cost basis investment	(528)	(282)
Loss on sale of property and equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable	(1,022)	2,007
Prepaid expenses and other current assets	8,302	(656)
Income taxes receivable	(258)	(162)
Other assets	(2,134)	(3,933)
Accounts payable	(22)	(342)
Deferred revenue	265	(2,606)
Other current liabilities	(291)	(2,524)
Income taxes payable	(178)	261
Other long term liabilities	(458)	454

Net cash provided by (used in) operating activities of continuing operations	9,540	(481)
Investing activities
Purchase of marketable securities	(24,182)	(5,628)
Maturities of marketable securities	14,182	11,170
Purchases of property and equipment	(10,112)	(19,343)
Acquisition of businesses, net of cash acquired	—	(7,493)

Net cash used in investing activities of continuing operations	(20,112)	(21,294)
Financing activities
Payments on capital lease obligations	(881)	(630)
Payment of employee tax withholdings related to restricted stock	(518)	(947)
Cash paid for purchase of common stock	(13,102)	—
Proceeds from exercise of stock options	125	486
Proceeds from secondary public offering, net	—	77,097

Net cash (used in) provided by financing activities of continuing operations	(14,376)	76,006

Effect of exchange rate changes on cash and cash equivalents	(372)	324

Discontinued operations
Cash used in operating activities of discontinued operations	—	(1,904)
Cash used in investing activities of discontinued operations	—	(541)

Net cash used in discontinued operations	—	(2,445)

Net (decrease) increase in cash and cash equivalents	(25,320)	52,110
Cash and cash equivalents, beginning of period	120,349	54,861

Cash and cash equivalents, end of period	$95,029	$106,971

Supplement disclosure of cash flow information
Cash paid during the period for interest	$96	$69

Cash paid during the period for income taxes	$957	$700

Property and equipment remaining in accounts payable and other current liabilities	$2,159	$4,875

Property and equipment acquired through leasehold incentives	$—	$2,361

Property and equipment acquired through capital leases	$—	$1,021

Contingent consideration common stock issued in connection with acquisition of businesses	$109	$1,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Limelight Networks, Inc. (the Company) is a global leader in digital presence management and delivery, including mobility, web and video content management, web application acceleration, cloud storage and consulting, and content delivery services. The Company provides web and video content management services as Software-as-a-Service (SaaS) solutions and cloud storage and content delivery services as Platform-as-a-Service solutions, which other than content delivery services, are referred to collectively as value-added services. The Company derives revenue from the sale of content delivery services and value-added services to its customers. In May 2012, the Company introduced a new digital presence solution, Limelight Orchestrate (Orchestrate), an integrated suite of cloud-based applications which allows organizations to optimize all aspects of their online digital presence across web, mobile, social and large screen channels. Orchestrate provides advanced features for website content management, personalization and targeting, video publishing, mobile enablement, content delivery, transcoding and cloud storage, combined with social media integration and powerful analytics. These services are provided in the cloud and leverage the Company's global computing platform, which provides highly-available, highly-redundant storage, bandwidth and computing resources as well as connectivity to last-mile broadband network providers. The Company’s global professional services organization help organizations analyze and identify their digital presence requirements. The Company also offers other platform and infrastructure services, such as transit and rack space services. The Company's solutions and services enable organizations to streamline processes and optimize business results across all customer interaction channels, helping them deliver a high quality online media experience, improve brand awareness, drive revenue and enhance their customer relationships while reducing costs.

The Company provides its services to customers that the Company believes view Internet, mobile and social initiatives as critical to their success, including traditional and emerging media companies, or content publishers, operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries, as well as enterprises, technology companies, and government entities conducting business online.

The Company has operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. The Company began international operations in 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain other reclassifications have been made to prior year amounts to conform to the current year presentation.

On September 1, 2011, the Company completed the sale of its EyeWonder LLC and subsidiaries and chors GmbH video and rich media advertising services (EyeWonder and chors) to DG FastChannel, Inc. (now Digital Generation, Inc.) (DG). The sale of EyeWonder and chors met the criteria for discontinued operations during the year ended December 31, 2011. Accordingly, the results of operations related to EyeWonder and chors have been classified as discontinued operations in all periods presented. See further discussion at Note 5.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates.

Recent Accounting Pronouncements

As of January 1, 2012, the Company adopted Accounting Standards Update (ASU) 2011-04 related to guidance associated with fair value measurements and disclosures. This ASU clarifies the Financial Accounting Standards Board’s (FASB) intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the balance sheet, but whose fair value is required to be disclosed. Adoption of this new guidance did not have a material impact on the Company’s financial statements.

As of January 1, 2012, the Company adopted ASU 2011-05 related to guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income (which includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. This ASU is effective January 1, 2012 and the Company is presenting total comprehensive income in a separate statement. Additionally, in December 2011, FASB deferred the effective date for the requirement in this ASU for presenting reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

As of January 1, 2012, the Company adopted ASU 2011-08 related to the testing of goodwill for impairment. The objective of this ASU is to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis is necessary. The ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This ASU was effective for the Company beginning January 1, 2012. Adoption of this new guidance did not have a material impact on the Company’s financial statements.

3. Investments in Marketable Securities

The following is a summary of marketable securities (designated as available-for-sale) at June 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$14,307	$2	$2	$14,307
Certificate of deposit	2,738	—	—	2,738
Commercial paper	1,998	—	—	1,998
Corporate notes and bonds	10,566	1	6	10,561

	29,609	3	8	29,604
Publicly traded common stock	12	—	—	12

Total marketable securities	$29,621	$3	$8	$29,616

At June 30, 2012, the Company evaluated its marketable securities, and noted unrealized losses were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2012. The Company’s intent is to hold these investments to such time as these assets are no longer impaired. There have been no marketable securities in a continuous unrealized loss position for twelve months or longer.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The amortized cost and estimated fair value of marketable securities (designated as available-for-sale) at June 30, 2012, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$24,797	$2	$7	$24,792
Due after one year and through five years	4,812	1	1	4,812

	$29,609	$3	$8	$29,604

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$9,614	$1	$1	$9,614
Certificate of deposit	2,730	—	—	2,730
Commercial paper	1,749	—	—	1,749
Corporate notes and bonds	5,757	1	1	5,757

	19,850	2	2	19,850
Publicly traded common stock	12	39	—	51

Total marketable securities	$19,862	$41	$2	$19,901

The amortized cost and estimated fair value of marketable securities (designated as available-for-sale) at December 31, 2011, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$19,850	$2	$2	$19,850
Due after one year and through five years	—	—	—	—

	$19,850	$2	$2	$19,850

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

During the quarter ended March 31, 2012, management determined that the achievement of the certain performance milestones was not probable and reversed the previously recorded earn-out liability of $0.8 million. The reversal has been reflected as a reduction to general and administrative expense in the accompanying condensed consolidated statement of operations for the six month period ended June 30, 2012.

Under the terms of the merger agreement, 188,677 shares of the common stock portion of the purchase price with an estimated fair value on the acquisition date of approximately $1.2 million has been set aside in an escrow account and will be held for a period of up to 18 months following the closing date to satisfy any unresolved indemnification claims. Any potential claims will be settled from escrow with the number of shares of common stock calculated based on the amount of the claim divided by $6.36, adjusted to such number of shares of common stock for stock splits, reverse stock splits, spin offs, recapitalizations, reorganization, reclassification, stock dividends, or similar events. Escrow amounts not then subject to a settled or pending, unsatisfied or unresolved indemnity claims, will be released as soon as practicable following the end of the 18-month escrow period. The Company has not recognized any indemnification assets as of June 30, 2012.

For additional information and a more detailed description of the AcceloWeb acquisition, see Note 4, contained in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2012.

Clickability Acquisition

On May 2, 2011, the Company acquired all the issued and outstanding shares of Clickability, Inc. (Clickability), a privately-held SaaS provider of web content management located in San Francisco, California. The services provided by Clickability align with the Company’s current value-added services and furthers the Company’s value-added services growth strategy. The aggregate purchase price consisted of approximately $4.9 million of cash paid at the closing (cash paid net of cash acquired was $2.7 million), $0.1 million held by the Company to cover future claims and 732,000 shares of the Company’s common stock with an estimated fair value of approximately $4.6 million on the date of acquisition. The Company issued 382,000 common shares with an estimated fair value of approximately $2.4 million at the closing. The number of shares of the Company’s common stock issued as consideration for Clickability was determined on the basis of the average closing market price of the Company’s common shares on the thirty days preceding the acquisition date.

Under the terms of the merger agreement, approximately 350,000 shares of the common stock portion of the purchase price with an estimated fair market value on the acquisition date of approximately $2.2 million and $0.1 million of cash remained unissued and available to cover future claims. Approximately 140,000 of the shares of common stock were subject to a retention holdback for a period of up to 12 months following the closing date and these shares were issued by the Company on May 2, 2012. The remaining 210,000 shares of common stock are subject to an indemnification holdback for a period of up to 18 months following the closing date. Any potential claims will be settled from escrow with the number of shares of common stock calculated based on the amount of the claim divided by $6.83, adjusted to such number of shares of common stock for stock splits, reverse stock splits, spin offs, recapitalizations, reorganization, reclassification, stock dividends, or similar events. Amounts of the indemnification holdback not then subject to a settled or pending indemnity claim will be released as soon as practicable following the end of the 18 month holdback period. The Company has not recognized any indemnification assets as of June 30, 2012.

For additional information and a more detailed description of the Clickability acquisition, see Note 4, contained in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2012.

5. Discontinued Operations

On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services to DG for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million receivable from DG pursuant to the Purchase Agreement dated as of August 30, 2011 by and among the Company, DG and Limelight Networks Germany GmbH. The $5.0 million held in escrow is intended to cover DG’s ordinary operating expenses associated with the integration of EyeWonder and chors. The Company estimates that it will not receive any portion of the funds held in escrow and has excluded such amount from its calculation of the gain on sale of discontinued operations. The Purchase Agreement also includes a provision that would require the Company to refund a portion of the purchase price equal to 1.67 times the amount that revenue related to a chors customer is below $4.4 million during the period from September 1, 2011 to August 31, 2012. As of June 30, 2012, the Company has estimated that the revenue related to this customer will not be below $4.4 million and has not recorded a liability related to this payment as it is not deemed probable. If such a payment is required the Company would record a reduction to the net proceeds on sale of EyeWonder and chors resulting in a loss on discontinued operations.

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

Under the terms of the Purchase Agreement, prior to the Company receiving any additional cash payments from DG, the current liabilities must be settled with cash and cash equivalents and the value of the other current assets. As of August 31, 2011, the excess of the cash and cash equivalents and other current assets over the current liabilities was $0.7 million, with this portion of the Net Working Capital payable to the Company. DG is required to pay the Company the remaining Net Working Capital as the accounts receivable of $9.6 million and income tax receivable of $0.5 million are collected. As of June 30, 2012 approximately $7.4 million of the receivables have been collected by DG and $6.8 million remitted by DG to the Company. As of June 30, 2012, the remaining receivable from DG was approximately $3.1 million reflecting cash payments received from DG and other adjustments occurring during the six months ended June 30, 2012. During the three and six months ended June 30, 2012, the Company made certain adjustments totaling $0.4 million and $0.9 million, respectively, to the receivable from DG which have been reflected as a charge to discontinued operations. The Company has assessed the collectability of the income tax receivable and the accounts receivable and has recorded its estimate of the amount expected to be collected based on historical experience and the financial condition of the underlying customers. The Company’s estimate of collectability could change significantly if the financial condition of the underlying customers changes or if the economy in general deteriorates. Changes to the Company’s estimate of future cash payments will be reflected as an adjustment to income (loss) from discontinued operations. After 120 days from the closing of the sale of EyeWonder and chors (the Receivables Collection Period), the Company and DG have the option to have the uncollected accounts receivable assigned to the Company. Following the expiration of the Receivables Collections Period, DG and the Company may mutually agree to extend the Receivables Collections Period in 60 day increments. As of June 30, 2012, DG and the Company had agreed to extend the Receivables Collection Period and the accounts receivable were not assigned to the Company.

The sale of EyeWonder and chors meets the criteria to be reported as discontinued operations. Accordingly, the operating results of EyeWonder and chors have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations. The Company includes only revenues and costs directly attributable to the discontinued operations, in determining income (loss) from discontinued operations, and not those attributable to the ongoing entity. Accordingly, no general corporate overhead costs have been allocated to discontinued operations. Operating results of discontinued operations for the three and six months ended June 30, 2012 and 2011, respectively, and the year ended December 31, 2011, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2012	2011	2011(a)
Revenues	$—	$8,981	$—	$17,395	$22,302
Cost of revenues	—	(3,484)	—	(6,630)	(8,843)
General and administrative expenses	17	(1,964)	163	(4,162)	(6,055)
Sales and marketing expenses	—	(3,094)	—	(6,190)	(8,183)
Research and development expenses	—	(1,776)	—	(3,703)	(4,853)
Depreciation and amortization	—	(1,415)	—	(2,819)	(3,761)
Interest expense	—	(5)	—	(11)	(16)
Interest income	—	5	—	8	21
Other income	—	1	—	28	(525)
Gain (loss) on sale of discontinued operations, net of income taxes	(408)	—	(863)	—	14,756

(Loss) income before income taxes	(391)	(2,751)	(700)	(6,084)	4,843
Income tax benefit (expense)	—	15	—	—	(65)

(Loss) income from discontinued operations	$(391)	$(2,766)	$(700)	$(6,084)	$4,778

(Loss) income from discontinued operations per weighted average share:
Basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.06)	$0.05

Shares used in per weighted average share calculation for discontinued operations:
Basic and diluted	102,783	113,113	103,505	108,515	109,236

(a)	Includes operating results of chors and EyeWonder from January 1, 2011 through August 31, 2011.

6. Accounts Receivable, net

Accounts receivable, net include (in thousands):

	As of June 30, 2012	As of December 31, 2011
Accounts receivable	$24,301	$24,260
Unbilled accounts receivable	7,802	8,176

	32,103	32,436
Less: credit allowance	(710)	(810)
Less: allowance for bad debt	(3,210)	(3,581)

Total accounts receivable, net	$28,183	$28,045

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of June 30, 2012	As of December 31, 2011
Prepaid bandwidth and backbone services	$3,251	$2,544
Receivable from DG	3,141	11,151
Non-income taxes receivable (VAT)	1,472	2,067
Employee advances and prepaid recoverable commissions	428	332
Indemnity claim asset	—	252
Other	4,495	4,300

Total prepaid expenses and other current assets	$12,787	$20,646

See further discussion of the receivable from DG in Note 5, Discontinued Operations.

8. Goodwill and Other Intangible Assets

The Company has recorded goodwill and other intangible assets as a result of its business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of the Company’s acquisitions, the objective of the acquisition was to expand the Company’s product offerings and customer base and is expected to achieve synergies related to cross-selling opportunities, all of which contributed to the recognition of goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows (in thousands):

Balance, January 1, 2012	$80,105
Foreign currency translation adjustment	199

Balance, March 31, 2012	80,304
Foreign currency translation adjustment	(442)

Balance, June 30, 2012	$79,862

Other intangible assets that are subject to amortization consist of the following (in thousands):

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,220	$(2,943)	$5,277
Customer relationships	3,412	(1,008)	2,404
Trademark	160	(153)	7

Total other intangible assets	$11,792	$(4,104)	$7,688

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,347	$(1,976)	$6,371
Customer relationships	3,412	(589)	2,823
Trade names and trademark	160	(147)	13

Total other intangible assets	$11,919	$(2,712)	$9,207

Aggregate expense related to amortization of other intangible assets included in continuing operations for the three months ended June 30, 2012 and 2011, respectively, was approximately $0.7 million and $0.6 million, respectively. For the six months ended June 30, 2012 and 2011, respectively, aggregate expense related to the amortization of other intangible assets was approximately $1.4 million and $0.8 million, respectively. Based on the Company’s other intangible assets as of June 30, 2012, aggregate expense related to amortization of other intangible assets is expected to be $1.4 million for the remainder of 2012, and $2.8 million, $2.1 million, $1.1 million and $0.3 million for fiscal years 2013, 2014, 2015 and 2016 and beyond, respectively.

9. Property and Equipment, net

Property and equipment, net include (in thousands):

	As of June 30 , 2012	As of December 31, 2011
Network equipment	$183,168	$176,307
Computer equipment	9,919	9,129
Furniture and fixtures	2,593	2,480
Leasehold improvements	6,790	6,775
Other equipment	436	453

	202,906	195,144
Less: accumulated depreciation	(153,289)	(138,776)

Total property and equipment, net	$49,617	$56,368

10. Other Assets

Other assets include (in thousands):

	As of June 30, 2012	As of December 31, 2011
Prepaid bandwidth and backbone services	$8,302	$7,373
Cost basis investment (Gaikai)	1,971	1,444
Vendor deposits and other	1,105	1,384
Deferred expenses	180	253

Total other assets	$11,558	$10,454

In May 2010, the Company made a strategic investment in Gaikai Inc. (Gaikai), a private cloud-based gaming technology company that allows users to play major PC and console games through a web browser. In June 2012, Sony Computer Entertainment entered into a definitive agreement to acquire Gaikai for approximately $380 million. The Company expects to receive gross proceeds of approximately $11 million related to the sale and will record the transaction when the sale is completed.

11. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011
Accrued compensation and benefits	$4,959	$4,421
Accrued legal fees	1,743	1,507
Accrued cost of revenue	1,499	3,027
Customer deposits	1,249	847
Non income taxes payable	523	633
Contingent consideration liability	58	152
Other accrued expenses	2,629	2,608

Total other current liabilities	$12,660	$13,195

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011
Deferred rent	$3,737	$3,352
Contingent consideration liability	—	842

Total other long-term liabilities	$3,737	$4,194

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

On July 1, 2008, the court denied the Company’s Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding the Company’s equitable defenses. The court conducted a bench trial in November 2008 regarding the Company’s equitable defenses. The Company also filed a motion for reconsideration of the court’s earlier denial of the Company’s motion for JMOL. The Company’s motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied the Company’s initial motion for JMOL. On April 24, 2009, the court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ‘703 patent and that the Company is entitled to judgment as a matter of law. Based upon the court’s April 24, 2009 order, the Company has reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believes that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of the Company on May 22, 2009, and Akamai filed its notice of appeal of the court’s decision on May 26, 2009. The court heard arguments by both parties on June 7, 2010. On December 20, 2010, the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in the Company’s favor. On

February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in the Company’s favor, and reinstated the appeal. On November 18, 2011, the Federal Circuit heard oral argument regarding the case. The Company believes that it presented its case and positions well both in the briefs and in oral argument. The issues in this case are complex, and it is likely that it will be several months before the Federal Circuit publishes its opinion in the case. The Company believes that it does not infringe Akamai’s patents and will continue to vigorously defend its position. In light of the favorable ruling from the Court of Appeals, the Company does not believe that a loss is probable. Therefore, no provision for this lawsuit is recorded in its financial statements.

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

The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net loss from continuing operations	$(9,437)	$(11,169)	$(19,134)	$(17,669)
Net loss from discontinued operations	(391)	(2,766)	(700)	(6,084)

Net loss available to common stockholders	$(9,828)	$(13,935)	$(19,834)	$(23,753)

Basic weighted average common shares	102,783	113,113	103,505	108,515

Basic weighted average common shares	102,783	113,113	103,505	108,515
Dilutive effect of stock options and restricted stock units	—	—	—	—

Diluted weighted average common shares	102,783	113,113	103,505	108,515

Basic and diluted loss per share:
Continuing operations	$(0.10)	$(0.10)	$(0.18)	$(0.16)
Discontinued operations	(0.00)	(0.02)	(0.01)	(0.06)

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.19)	$(0.22)

For the three and six month periods ended June 30, 2012 and 2011, outstanding options and restricted stock units of approximately 2.0 million and 2.2 million, respectively, and approximately 4.8 million and 5.3 million, respectively, were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive.

15. Stockholders’ Equity

Common Stock

On May 3, 2012, the Company announced a second common stock repurchase plan that authorizes the Company to repurchase up to $15 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through December 15, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the period May 3, 2012 through June 30, 2012, the Company repurchased and cancelled approximately 4.5 million shares of common stock for approximately $11.9 million under the repurchase plan.

On September 12, 2011, the Company’s board of directors approved a repurchase plan that authorized the Company to purchase up to $25 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. During the six month period ended June 30, 2012, the Company purchased approximately 0.3 million shares. Any purchased shares were cancelled and returned to authorized but unissued status. During the period September 12, 2011 through March 12, 2012, the Company repurchased and cancelled approximately 9.7 million shares of common stock for approximately $25.0 million ($25.2 million including commissions) under the repurchase plan. The Company’s initial repurchase plan is now complete.

16. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation expense by type of award:
Stock options	$1,833	$2,586	$3,774	$4,883
Restricted stock awards and units	1,388	2,286	3,398	3,822

Total share-based compensation expense	$3,221	$4,872	$7,172	$8,705

Effect of share-based compensation expense on statement of operations by categories:
Cost of services	$485	$716	$991	$1,292
General and administrative expense	1,290	1,769	3,067	3,039
Sales and marketing expense	829	1,099	1,666	2,237
Research and development expense	617	1,288	1,448	2,137

Total cost related to share-based compensation expense	$3,221	$4,872	$7,172	$8,705

Unrecognized share-based compensation expense totaled $25.5 million at June 30, 2012, of which approximately $15.0 million related to stock options and approximately $10.5 million related to restricted stock awards and units. The Company currently expects to recognize share-based compensation expense of approximately $7.5 million during the remainder of 2012, $9.6 million in 2013 and the remainder thereafter based upon the scheduled vesting of the stock options, restricted stock awards and units outstanding at June 30, 2012.

17. Related Party Transactions

The Company leases office space to an entity in which a member of its board of directors has an ownership interest. During the three and six months ended June 30, 2012, the Company invoiced this entity approximately $0 and $15,640, respectively, for office space rental. During the three and six months ended June 30, 2011, the Company invoiced this entity approximately $30,329 for office space rental.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive staff and board of directors. Revenue derived from related parties was approximately 1% of total revenue for the three and six months ended June 30, 2012 and 2011.

Total outstanding accounts receivable from all related parties as of June 30, 2012 and December 31, 2011 was approximately $0.9 million and $0.4 million, respectively.

18. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space and office equipment which expire through 2019. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of June 30, 2012 are as follows (in thousands):

2012	$1,949
2013	3,452
2014	2,886
2015	2,661
2016 and thereafter	6,088

Total minimum payments	$17,036

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and Internet service providers, or ISPs. The following summarizes minimum commitments as of June 30, 2012 (in thousands):

2012	$21,435
2013	28,261
2014	19,140
2015	15,448
2016 and thereafter	3,675

Total minimum payments	$87,959

Capital Leases

The Company leases equipment under capital lease agreements which extend through 2016. As of June 30, 2012 and December 31, 2011, the outstanding balance for capital leases was approximately $3.0 million and $3.9 million, respectively. As of June 30, 2012 and December 31, 2011, the Company has recorded assets under capital lease obligations of approximately $4.8 million and $4.7 million, respectively. Related accumulated amortization totaled approximately $2.2 million and $1.4 million, respectively, as of June 30, 2012 and December 31, 2011. The assets acquired under capital leases and the related accumulated amortization is included in property and equipment, net in the condensed consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the condensed consolidated statements of operations. Interest expense related to capital leases was approximately $46,000 and $38,000, respectively, for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, interest expense related to capital leases was approximately $97,000 and $74,000, respectively.

Future minimum capital lease payments at June 30, 2012 are as follows (in thousands)

2012	$946
2013	1,378
2014	498
2015	238
2016 and thereafter	133

Total	3,193
Amounts representing interest	(200)

Present value of minimum lease payments	$2,993

19. Income taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from continuing operations for the six months ended June 30, 2012 and 2011 was approximately $0.3 million and $0.6 million, respectively. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to the Company providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the quarter.

The Company files U.S. federal, U.S. state, and foreign income tax returns. For U.S. federal, and in general for U.S. state tax returns, the fiscal 2008 through fiscal 2010 tax years remain open for examination by tax authorities. As of June 30, 2012, the Company is not under any Federal examination.

20. Concentrations

For the three and six months ended June 30, 2012 and 2011, respectively, Netflix, Inc. represented approximately 11% of the Company’s total revenue.

Revenue from sources outside North America totaled approximately $14.0 million and $27.8 million, respectively, for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2011, revenue from sources outside of North America totaled approximately $12.4 million and $24.7 million, respectively.

During the three and six months ended June 30, 2012, the Company had two countries, Japan and the United States that accounted for 10% or more of the Company’s total revenues. No single country outside of the United States accounted for 10% or more of the Company’s total revenues during the three and six months ended June 30, 2011.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Domestic revenue	$30,472	$29,147	$61,009	$58,257
International revenue Asia Pacific	7,234	6,099	14,199	11,636
International revenue EMEA	6,741	6,312	13,555	13,068

Total revenue	$44,447	$41,558	$88,763	$82,961

The following table sets forth long-lived assets by geographic area (in thousands):

	As of June 30, 2012	As of December 31, 2011
Domestic long-lived assets	$43,881	$49,831
International long-lived assets	13,424	15,744

Total long-lived assets	$57,305	$65,575

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

As of June 30, 2012 and December 31, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include money market funds, commercial paper, corporate notes and bonds and U.S. Government Agency Bonds, and publicly traded stocks, which are classified as either cash and cash equivalents or marketable securities. The Company also has acquisition-related contingent consideration which is classified as a current liability on the Company’s condensed consolidated balance sheets.

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

The following is a summary of money market funds, marketable securities, other investment-related assets and current liabilities held at June 30, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$14,307	$—	$14,307	$—
Money market funds (2)	15,720	15,720	—	—
Corporate notes and bonds (1)	10,561	—	10,561	—
Commercial paper (1) (2)	2,318	—	2,318	—
Certificate of deposit (1)	2,738	—	2,738	—
Publicly traded common stock (1)	12	12	—	—

Total assets measured at fair value	$45,656	$17,732	$29,924	$—

Liabilities:
Acquisition related contingent consideration	$58	$—	$—	$58

Total liabilities measured at fair value	$58	$—	$—	$58

(1)	Classified in marketable securities
(2)	Classified in cash and cash equivalents

For the six months ended June 30, 2012, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the six months ended June 30, 2012, the Company had net unrealized losses of approximately $44,000.

The fair value measurement for the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The progressions of the Company’s Level 3 instruments for the six months ended June 30, 2012 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2012	$994
Adjustment to fair value of AcceloWeb contingent consideration	(842)
Payment of contingent consideration	(94)

Balance at March 31, 2012	$58
Adjustment to fair value of AcceloWeb contingent consideration	—
Payment of contingent consideration	—

Balance at June 30, 2012	$58

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 2, 2012. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation.

Overview

We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we are a global leader in digital presence management and delivery, including mobility, web and video content management, web application acceleration, cloud storage and consulting, and content delivery services. We provide web and video content management services as Software-as-a-Service (SaaS) solutions and cloud storage and content delivery services as Platform-as-a-Service solutions, which other than content delivery services, are referred to collectively as value-added services (VAS). We derive revenue from the sale of content delivery services and VAS to our customers. In May 2012, we introduced a new digital presence solution, Limelight Orchestrate (Orchestrate), an integrated suite of cloud-based applications which allows organizations to optimize all aspects of their online digital presence across web, mobile, social and large screen channels. Orchestrate provides advanced features for website content management, personalization and targeting, video publishing, mobile enablement, content delivery, transcoding and cloud storage, combined with social media integration and powerful analytics. These services are provided in the cloud and leverage our global computing platform, which provides highly-available, highly-redundant storage, bandwidth and computing resources as well as connectivity to last-mile broadband network providers. Our global professional services organization help organizations analyze and identify their digital presence requirements. We also offer other platform and infrastructure services, such as transit and rack space services. Our solutions and services enable organizations to streamline processes and optimize business results across all customer interaction channels, helping them deliver a high quality online media experience, improve brand awareness, drive revenue and enhance their customer relationships while reducing costs. We operate in one industry segment.

We provide services to customers that we believe view Internet, mobile and social initiatives as critical to their success, including traditional and emerging media companies, or content publishers, operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries, as well as enterprises, technology companies and government entities conducting business online. We provide services to customers in North America, EMEA and the Asia Pacific region. As of June 30, 2012, we had 1,494 customers worldwide.

In addition to our expanding suite of VAS, we continue to expand the capacity and capabilities, and to enhance the performance and efficiency, of our global computing platform. Although we believe that we may have improved margins in our content delivery services as we expand our customer base and use a greater proportion of our capacity, we expect the majority of our margin increases to result from our VAS increasing as a percentage of our revenue.

In May 2012, our board of directors approved a common stock repurchase plan in compliance with Rules 10b-18 and 10b5-1 of the Exchange Act that authorizes us to repurchase up to $15 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through December 15, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the three month period ended June 30, 2012, we repurchased and cancelled approximately 4.5 million shares at an average price per share of approximately $2.61 per share. The price range of the shares repurchased was between $2.38 and $2.75 per share. The total amount expended was approximately $11.9 million under the repurchase plan.

In May 2010, we made a strategic investment in Gaikai Inc. (Gaikai), a private cloud-based gaming technology company that allows users to play major PC and console games through a web browser. In June 2012, Sony Computer Entertainment Inc. (Sony) entered into a definitive agreement to acquire Gaikai for approximately $380 million. We expect to receive gross proceeds of approximately $11 million related to the sale and will record the transaction when the sale is completed.

Traffic on our network and our VAS business continued to grow during the three month period ended June 30, 2012. This traffic growth was primarily the result of growth in the traffic delivered to existing customers and to a lesser extent to new customers. Our content delivery revenue is generated by charging for traffic delivered. While our traffic continued to grow, our revenue generated from such traffic decreased approximately $0.2 million during the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011. During the three month period ended June 30, 2012, all of our revenue growth was attributable to our VAS. During 2011, we added new customers through new business and through our business acquisitions, and we also elected not to renew some customers. During the three month period ended June 30, 2012, we continued to add new customers, experienced some attrition and elected not to renew some customers as we continue to focus on customer quality. During the three month period ended June 30, 2012, we averaged 1.7 products per customer. For new customers added during the quarter we averaged 2.0 products. We continue to have success selling new products to our existing customer base.

Our international revenue continued to grow during the three month period ended June 30, 2012, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2011, revenue derived from customers outside of North America accounted for approximately 30% of our total revenue. For the year ended December 31, 2011, we derived approximately 50% of our international revenue from EMEA and approximately 50% of our international revenue from Asia Pacific. We anticipate that our Asia Pacific revenue may continue to grow as a percentage of our total international revenue. During 2011, no single country outside of the United States accounted for 10% or more of our total revenues. For the three month periods ended June 30, 2012 and 2011, revenue derived from customers outside of North America accounted for approximately 31% and 30%, respectively, of our total revenue. For the three month periods ended June 30, 2012 and 2011, we derived approximately 48% and 51%, respectively, of our international revenue from EMEA and approximately 52% and 49%, respectively, of our international revenue from Asia Pacific. For the six months ended June 30, 2012 and 2011, approximately 31% and 30%, respectively, of our total revenues were derived from our operations located outside of North America. For the six months ended June 30, 2012 and 2011, we derived approximately 49% and 53%, respectively, of our international revenue from EMEA and approximately 51% and 47%, respectively, of our international revenue from Asia Pacific. During the three and six months ended June 30, 2012, we had two countries, Japan and the United States that accounted for 10% or more of our total revenues. No single country outside of the United States accounted for 10% or more of our total revenues during the three and six months ended June 30, 2011. We expect our foreign revenue to continue to increase in absolute dollars in 2012. Our business is managed as a single segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2011, sales to our top 10 customers accounted for approximately 34% of our total revenue, and we had one customer, Netflix, Inc. (Netflix), which represented more than 10% of our total revenue. For the year ended December 31, 2011, Netflix represented approximately 11% of our total revenue. For the three month periods ended June 30, 2012 and 2011, sales to our top 10 customers accounted for approximately 32% and 33%, respectively, of our total revenue. For the six month periods ended June 30, 2012 and 2011, sales to our top 10 customers accounted for approximately 32% and 35%, respectively, of our total revenue. During the three and six month periods ended June 30, 2012 and 2011, we had one customer that accounted for more than 10% of our total revenue. During each of those periods, Netflix represented approximately 11% of our total revenue. In 2012, we anticipate that our top 10 customer concentration levels will remain consistent with 2011. In the past, the customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services for resale to their end customers. Revenue generated from sales to reseller customers accounted for approximately 4% of our total revenue for the year ended December 31, 2011. For the three and six month periods ended June 30, 2012 and 2011, respectively, revenue generated from sales to reseller customers accounted for approximately 3% and 4%, respectively, of our total revenue.

In addition to these revenue-related business trends, our cost of revenue decreased in absolute dollars and decreased as a percentage of our total revenue for the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011. The decrease in absolute dollars was primarily due to decreased bandwidth and co-locations costs, which was primarily due to lower transit costs, offset by an increase in paid peering, and increased payroll and related employee costs for our operations personnel who are responsible for monitoring and managing our network and delivering our VAS.

For the six month period ended June 30, 2012, our cost of revenue increased slightly in absolute dollars and decreased as a percentage of our total revenue compared to the six month period ended June 30, 2011. The increase in absolute dollars was primarily due to increased payroll and related employee costs for our operations personnel who are responsible for monitoring and managing our network and delivering our VAS, increased professional fees and increases in other costs associated with the delivery of our services as well as additional fees and licenses. These increases were offset by decreased bandwidth and co-locations costs which were primarily due to lower transit costs, offset by an increase in paid peering.

We enter into contracts with third party network and data center providers, with terms typically ranging from several months to several years. Our contracts related to transit bandwidth provided by network operators generally commit us to pay either a fixed monthly fee or monthly fees plus additional fees for bandwidth usage above a specified level. We entered into an agreement with Global Crossing Ltd. (Global Crossing) in January 2009 for use of private lines for additional bandwidth and backbone services with a term of four years from installation. We executed subsequent amendments in September 2009, March 2011 and January 2012 for additional bandwidth and backbone services. The agreement and subsequent amendments required substantial prepayment for such services, and the amendments extended the original term for some services through June 2014. In addition to purchasing services from communications providers, we connect directly to over 700 broadband Internet service providers (ISPs), generally without either party paying the other. This industry practice, known as settlement free peering, benefits us by allowing us to place content objects directly on user access networks, which helps us provide higher performance delivery for our customers and eliminate paying transit bandwidth fees to network operators. This practice also benefits the ISP and its customers by allowing them to receive improved content delivery through our local servers and eliminate the cost of transit bandwidth associated with delivery receipt of the traffic. We do not consider these relationships to represent the culmination of an earnings process. Accordingly, we do not recognize as revenue the value to the ISPs associated with the use of our servers nor do we recognize as expense the value of the bandwidth received at discounted or no cost. These peering relationships are mutually beneficial and are not contractual commitments. In addition to settlement free peering, we incur costs for non-settlement free peering as well as costs associated with connecting to the ISPs.

During 2011, we continued to reduce our network transit bandwidth delivery costs per gigabyte transferred by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions from our existing suppliers associated with higher purchase commitments. We anticipate our overall transit bandwidth delivery costs will continue to increase in absolute dollars as a result of expected higher traffic levels, partially offset by continued reductions in bandwidth costs per unit. In addition, during 2011, we entered into relationships for fixed price paid peering ports that we anticipate will assist in cost management as we continue to increase the volume of traffic moving through our global computing platform. We expect that our overall transit bandwidth delivery costs as a percentage of our total revenue will decrease slightly in 2012 compared to 2011.

For the three month period ended June 30, 2012, operating expenses increased in absolute dollars and increased as a percentage of revenue compared to the three month period ended June 30, 2011. This increase was primarily due to increased sales and marketing expenses, increased research and development costs and increased non-network related depreciation and amortization. The increase in sales and marketing expenses was primarily due to increased payroll and related employee costs, due to increased staffing and increased travel, offset by a decrease in share-based compensation. The increase in research and development costs was primarily due to increased payroll and related employee costs due to increased staffing. The increase in non-network related depreciation and amortization was primarily due to increased amortization of intangible assets from our business acquisitions as well as increased general and administrative depreciation and amortization. For the three month period ended June 30, 2012, general and administrative expenses decreased compared to the three month period ended June 30, 2011. The decrease in general and administrative expense was primarily due to lower share-based compensation and reduced litigation costs.

For the six month period ended June 30, 2012, operating expenses increased in absolute dollars and increased as a percentage of revenue compared to the six month period ended June 30, 2011. This increase was primarily due to increased general and administrative expenses, increased sales and marketing expenses, increased research and development costs and increased non-network related depreciation and amortization. The increase in general and administrative expenses was primarily due to increased professional fees, primarily due to increased legal fees associated with intellectual property and general corporate legal matters, increased accounting fees and increased outside services and recruiting costs. The increase in sales and marketing expenses was primarily due to increased payroll and related employee costs, due to increased staffing and increased travel, offset by a decrease in share-based compensation. The increase in research and development costs was primarily due to increased payroll and related employee costs due to increased staffing. The increase in non-network related depreciation and amortization was primarily due to increased amortization of intangible assets from our business acquisitions as well as increased general and administrative depreciation and amortization.

We make our capital investment decisions based upon evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2009, 2010 and 2011 we made capital purchases of $20.4 million,

$33.5 million and $30.4 million, respectively, which represented 16%, 22% and 18%, respectively, of our total revenue. For the six month periods ended June 30, 2012 and 2011, we made capital investments of $10.1 million and $19.3 million, respectively, which represented 11% and 23%, respectively, of our total revenue. We expect to have ongoing capital expenditure requirements as we continue to invest in, refresh and expand our global computing platform. For 2012, we anticipate making aggregate capital expenditures of approximately 8% to 10% of our total revenue.

We occasionally generate revenue from certain customers that are entities related to certain of our executive officers and directors. For the year ended December 31, 2011 revenue derived from these related parties was less than 1% of our total revenue. For the three and six month periods ended June 30, 2012, revenue generated from related parties was approximately 1% of our total revenue.

Our future results will be affected by many factors, including factors identified in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our ability to:

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Akamai Technologies, Inc. (Akamai) to a favorable conclusion;

•	prevent disruptions to our services and network due to accidents or intentional attacks;

•	continue to deliver a significant portion of our traffic through settlement free peering relationships which significantly reduce our cost of delivery;

•	successfully integrate the businesses we have acquired; and

•	successfully manage the disposition of businesses we have divested from.

As a result, we cannot assure you that we will achieve our expected financial objectives, including positive net income.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. During the three months ended June 30, 2012, there have been no significant changes in our critical accounting policies.

Results of Continuing Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Revenue

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Revenue	$44,447	$41,558	$2,889	7%	$88,763	$82,961	$5,802	7%

Revenue increased 7%, or $2.9 million, to $44.4 million for the three months ended June 30, 2012 as compared to $41.6 million for the three months ended June 30, 2011. The increase in revenue for the three month period ended June 30, 2012 compared to the same period in the prior year was attributable to an increase in our VAS revenue of approximately $3.1 million. Our VAS revenue, which collectively refers to our mobility, web and video content management, web application acceleration, cloud storage and consulting revenue, includes revenue from the date of acquisition of Delve Networks, Inc. (Delve), Clickability, Inc. (Clickability) and AcceloWeb, (IL) Ltd. (AcceloWeb). The increase in VAS revenue was primarily attributable to increases in our web content management, video publishing and mobile product offerings, and cloud storage revenue. The increase in VAS revenue was offset by a decrease in our content delivery services revenue of approximately $0.2 million. During the three month period ended June 30, 2012, we continued to increase the amount of traffic moving through our network; however, our content delivery services revenue decreased approximately $0.2 million.

For the six month period ended June 30, 2012, total revenues increased 7%, or $5.8 million, to $88.8 million as compared to $83.0 million for the six months ended June 30, 2011. The increase in revenue for the six month period ended June 30, 2012 compared to the same period in the prior year was primarily attributable to an increase in our VAS revenue of approximately $8.5 million. The increase in VAS revenue was primarily attributable to increases in our web content management, video publishing and mobile product offerings, and cloud storage revenue. The increase in VAS revenue was offset by a decrease in our content delivery services revenue of approximately $2.7 million. Of this decrease, approximately $1.8 million was due to a reduction in our network pop-build and license revenue from Microsoft Corporation (Microsoft).

As of June 30, 2012, we had approximately 1,494 customers compared to approximately 1,630 as of June 30, 2011.

We anticipate our revenues will increase in 2012 compared to 2011, which will include a full year of revenue from our business acquisitions. We expect to deliver more traffic on our network and expect continued growth in our VAS. Additionally, we expect our international revenue to continue to increase in absolute dollars and that our Asia Pacific revenue may continue to grow as a percentage of our total international revenue compared to 2011. In 2012, we anticipate that our customer concentrations levels will remain consistent with 2011. In the past, the customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

Cost of Revenue

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Cost of revenue	$27,563	$28,377	$(814)	(3)%	$54,893	$54,642	$251	—%

Cost of revenue includes fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to ISPs, and fees paid to data center operators for co-location of our network equipment. Cost of revenue also includes depreciation of network equipment used to deliver our content delivery services, payroll and related costs and share-based compensation for our network operations, and professional services personnel.

Cost of revenue decreased 3%, or $0.8 million, to $27.6 million for the three months ended June 30, 2012 as compared to $28.4 million for the three months ended June 30, 2011. This decrease was primarily due to a decrease in bandwidth and co-location fees of approximately $1.5 million, which was primarily associated with lower transit and co-location fees of approximately $2.2 million, offset by increased peering costs of approximately $0.7 million. In addition, we had a decrease in depreciation of $0.1 million. These decreases were offset by an increase in payroll and employee related costs of approximately 0.5 million, primarily due to increased salaries and bonus accrual, and an increase in other costs of approximately $0.3 million. The increase in other costs was primarily related to an increase in fees and licenses of approximately $0.2 million and an increase of $0.1 million in other costs associated with the delivery of our services.

For the six months ended June 30, 2012, cost of revenue increased $0.3 million, to $54.9 million as compared to $54.6 million for the six months ended June 30, 2011. This increase was primarily due to an increase in payroll and related employee costs of approximately $1.1 million primarily associated with increased salaries and bonus accrual, increased professional fees of approximately $0.4 million, consisting of approximately $0.3 million of consulting fees and approximately $0.1 million of recruiting fees, an increase in travel costs of approximately $0.2 million, and an increase in other costs of approximately $0.9 million. The increase in other costs was primarily due to $0.5 million of other costs associated with the delivery of our services and increased fees and licenses of approximately $0.3 million. These increases were offset by a decrease of approximately $2.0 million in bandwidth and co-location fees, which was the result of increased peering costs of approximately $1.9 million, offset by a reduction of approximately $3.9 million in transit and co-location fees.

Cost of revenue share-based compensation expense decreased $0.2 million during the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011. For the six month periods ended June 30, 2012 and 2011, respectively, share-based compensation expense decreased $0.3 million.

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Bandwidth and co-location fees	$13.2	$14.7	$26.8	$28.8
Depreciation — network	7.2	7.3	14.0	14.0
Payroll and related employee costs	4.5	4.0	8.8	7.7
Share-based compensation	0.5	0.7	1.0	1.3
Professional fees and outside services	0.5	0.3	0.8	0.4
Travel and travel-related expenses	0.3	0.3	0.6	0.4
Royalty expenses	0.2	0.2	0.4	0.4
Other costs	1.2	0.9	2.5	1.6

Total cost of revenues	$27.6	$28.4	$54.9	$54.6

We anticipate cost of revenue will increase in 2012 compared to 2011, which will include a full year of expenses from our business acquisitions. In 2012, we expect to deliver more traffic on our network, which would result in higher expenses associated with increased bandwidth, peering, rack and co-location costs to support increased traffic compared to 2011; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment will decrease in 2012 compared to 2011. Additionally, in 2012 we expect an increase in payroll and related costs compared to 2011, as we continue to make investments in our content delivery network to service our customer base as well as increase our VAS personnel. We expect that share-based compensation expense will decrease in 2012 compared to 2011.

General and Administrative

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
General and administrative	$8,053	$8,471	$(418)	(5)%	$16,373	$15,082	$1,291	9%

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

General and administrative expenses decreased 5%, or $0.4 million, to $8.1 million for the three month period ended June 30, 2012 as compared to $8.5 million for the three month period ended June 30, 2011. This decrease was primarily due to a decrease in share-based compensation of $0.5 million, a decrease in litigation costs of $0.3 million and a decrease in travel and travel related expenses of $0.1 million. These decreases were offset by increases in professional fees of $0.2 million, primarily due to increased legal fees for intangible property and other corporate legal matters. Additionally, we had an increase in payroll and related employee costs of $0.1 million, primarily due to increased salaries and bonus accrual due to increased staffing, a reduction in bad debt of $0.1 million and a decrease in other expenses of $0.1 million. Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses, office supplies and property taxes.

For the six months ended June 30, 2012, general and administrative expenses increased 9%, or $1.3 million, to $16.4 million as compared to $15.1 million for the six months ended June 30, 2011. The increase in general and administrative expenses for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 was primarily due to an increase in professional fees of $1.4 million which was due to increased general corporate legal expenses of $0.4 million, legal fees related to intellectual property matters of $0.3 million, increased accounting fees of approximately $0.3 million, increased outside services of approximately $0.3 million, as well as increased recruiting fees of approximately $0.2 million, offset by lower legal fees associated with business acquisitions of approximately $0.2 million. Payroll and related employee costs increased approximately $0.4 million related primarily to new hires and bad debt expense increased $0.3 million. These increases were offset by a decrease in litigation costs of $0.6 million, and a decrease in other costs of $0.2 million, which was primarily due to the reversal of previously recorded contingent consideration for which we no longer believe that payment is probable of approximately $0.8 million and reduced office supplies of approximately $0.1 million, offset by increased facilities and facilities-related costs of $0.4 million, primarily due to our relocation to our new worldwide headquarters in Tempe, Arizona in April 2011, and increased fees, licenses and non-income taxes of $0.4 million. Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses and property taxes.

Additionally, general and administrative share-based compensation expense decreased $0.5 million for the three month period ended June 30, 2012 compared to the prior year and was unchanged for the six month period ended June 30, 2012 compared to the same period of the prior year.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Payroll and related employee costs	$2.3	$2.2	$4.9	$4.5
Professional fees	1.7	1.5	3.9	2.5
Share-based compensation	1.3	1.8	3.0	3.0
Litigation expenses	—	0.3	—	0.6
Bad debt expense	0.5	0.4	0.9	0.6
Travel and travel-related expenses	0.2	0.3	0.4	0.4
Other expenses	2.1	2.0	3.3	3.5

Total general and administrative	$8.1	$8.5	$16.4	$15.1

In 2012, we expect our general and administrative expenses to increase in absolute dollars and remain consistent as a percentage of revenue compared to 2011. In 2012, which will include a full year of expenses from our business acquisitions, we expect increased salaries and related employee cost, increased costs and fees associated with intellectual property and, increased facility costs compared to 2011. We expect that these increases will be offset by lower litigation costs in 2012 compared to 2011. We expect that share-based compensation expense will decrease as a percentage of revenue in 2012 compared to 2011. In 2013, we expect our general and administrative expense to decrease as a percentage of our revenue compared to 2012, as we expect our costs to grow slower than our total revenue.

Sales and Marketing

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Sales and marketing	$11,762	$9,929	$1,833	18%	$23,394	$20,727	$2,667	13%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees, travel and travel-related expenses and advertising and promotional expenses.

Sales and marketing expenses increased 18%, or $1.8 million, to $11.8 million for the three month period ended June 30, 2012 compared to $9.9 million for the three month period ended June 30, 2011. The increase in sales and marketing expenses was primarily due to an increase in payroll and related employee costs of $1.1 million, primarily due to increased variable compensation costs of $0.6 million and increased salaries of $0.5 million due to increased staffing, an increase in travel and travel-related expenses of $0.4 million, an increase in professional fees and outside services of $0.1 million, an increase in marketing expenses of $0.1 million and an increase in other costs of $0.5 million. The increase in other costs was primarily due to increased facility and facility-related costs, office supplies and increased fees and licenses. These increases were offset by a decrease in share-based compensation of $0.3 million.

For the six months ended June 30, 2012, sales and marketing expenses increased 13%, or $2.7 million, to $23.4 million as compared to $20.7 million for the six months ended June 30, 2011. The increase in sales and marketing expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to an increase in payroll and related employee costs of $2.1 million, primarily due to increased salaries of $1.2 million, and to a lesser extent increased variable compensation costs of $0.8 million, an increase in travel and travel-related expenses of $0.7 million, and an increase in other costs of $0.6 million. The increase in other costs was primarily due to increased facility and facility-related costs, office supplies and increased fees and licenses. These increases were offset by a decrease in marketing expenses of $0.2 million.

Additionally, sales and marketing share-based compensation expense decreased $0.3 million and $0.5 million, respectively for the three and six month periods ended June 30, 2012 compared to the same periods of the prior year.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Payroll and related employee costs	$7.0	$5.9	$14.3	$12.2
Travel and travel-related expenses	1.2	0.8	2.2	1.5
Share-based compensation	0.8	1.1	1.7	2.2
Marketing programs	0.7	0.6	1.2	1.4
Professional fees and outside services	0.4	0.3	0.8	0.8
Other expenses	1.7	1.2	3.2	2.6

Total sales and marketing	$11.8	$9.9	$23.4	$20.7

We anticipate our sales and marketing expense will increase in 2012 in both absolute dollars and as a percentage of revenue compared to 2011. In 2012, we anticipate that the increase in absolute dollars, which will include a full year of expenses from our business acquisitions, will be due to an expected increase in salaries and related employee costs for our sales and marketing personnel, primarily due to increased staffing, increased commissions on higher forecast sales, an increase in marketing costs such as advertising and other lead-generating activities, and increases in facility and facility-related expenses for our sales and marketing personnel compared to 2011. We expect that share-based compensation expense in 2012 will remain consistent with 2011 as a percentage of revenue.

Research and Development

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Research and development	$4,986	$4,503	$483	11%	$10,152	$8,194	$1,958	24%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 11%, or $0.5 million, to $5.0 million for the three month period ended June 30, 2012 as compared to $4.5 million for the three month period ended June 30, 2011. The increase in research and development expenses was primarily due to an increase of $0.9 million in payroll and related employee costs and increases in professional fees $0.1 million, travel and travel related costs, $0.1 million and other costs of $0.1 million. The increase in payroll and related employee costs was primarily due to our hiring of additional network and software engineering personnel. Other expenses include such items as consulting, contract labor, telephone and office supplies.

For the six months ended June 30, 2012, research and development expenses increased 24%, or $2.0 million, to $10.2 million for the six months ended June 30, 2012 as compared to $8.2 million for the six month period ended June 30, 2011. The increase in research and development expenses was primarily due to an increase of $2.4 million in payroll and related employee costs and an increases in travel and travel related costs $0.1 million and in other costs of $0.1 million. The increase in payroll and related employee costs was primarily due to our hiring of additional network and software engineering personnel. Other expenses include such items as consulting, contract labor, telephone and office supplies.

Additionally, research and development share-based compensation expense decreased $0.7 million and $0.6 million, respectively, for the three and six month periods ended June 30, 2012 compared to the same periods of the prior year.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Payroll and related employee costs	$3.7	$2.8	$7.6	$5.2
Share-based compensation	0.6	1.3	1.5	2.1
Professional fees and outside services	0.3	0.2	0.5	0.5
Travel and travel-related expenses	0.2	0.1	0.3	0.2
Other expenses	0.2	0.1	0.3	0.2

Total research and development	$5.0	$4.5	$10.2	$8.2

We anticipate that our research and development expenses will increase in 2012 which will include a full year of expenses from our business acquisitions, in absolute dollars and increase as a percentage of revenue compared to 2011 as we continue to make investments in our core technology and refinements and additions to our other service offerings. In 2012, we expect increased payroll and related employee costs associated with continued hiring of research and development personnel compared to 2011. Additionally, in 2012, we expect that share-based compensation expense will remain consistent with 2011 as a percentage of revenue.

Depreciation and Amortization (Operating Expenses)

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Depreciation and amortization	$1,450	$1,204	$246	20%	$2,848	$1,755	$1,093	62%

Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Depreciation and amortization expenses increased 20%, or $0.2 million, to $1.5 million for the three month period ended June 30, 2012, as compared to $1.2 million for the three month period ended June 30, 2011. The increase in depreciation and amortization expense was due to an increase of approximately $0.1 million in amortization of intangibles acquired in business combinations, as well as increased general and administrative depreciation and amortization of approximately $0.1 million. For the three month period ended June 30, 2012, amortization of intangibles was approximately $0.7 million.

For the six months ended June 30, 2012, depreciation and amortization expenses increased 62%, or $1.1 million, to $2.8 million, as compared to $1.8 million for the six month period ended June 30, 2011. The increase in depreciation and amortization expense was primarily due to an increase of approximately $0.7 million in amortization of intangibles acquired in business combinations, and to a lesser extent increased general and administrative depreciation and amortization of approximately $0.4 million. For the six month period ended June 30, 2012, amortization of intangibles was approximately $1.4 million.

Based on our intangible assets at June 30, 2012, we expect amortization of other intangible assets to be approximately $1.4 million for the remainder of 2012, and $2.8 million, $2.1 million, $1.1 million and $0.3 million for fiscal years 2013, 2014, 2015 and 2016 and beyond, respectively.

Interest Expense

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest expense	$46	$100	$(54)	(54)%	$96	$136	$(40)	(29)%

Interest expense decreased to $46,000 for the three month period ended June 30, 2012, as compared to $100,000 for the three month period ended June 30, 2011. Interest expense for the three month period ended June 30, 2012, was comprised of interest paid on capital leases. Interest expense for the three month period ended June 30, 2011, was comprised of interest paid on capital leases of approximately $38,000 and the accretion of contingent consideration related to our business acquisition of AcceloWeb of approximately $62,000.

For the six months ended June 30, 2012, interest expense decreased to $96,000, as compared to $136,000 for the six months ended June 30, 2011. Interest expense for the six month period ended June 30, 2012, was primarily comprised of interest paid on capital leases. Interest expense for the six month period ended June 30, 2011, was comprised of interest paid on capital leases of approximately $74,000 and the accretion of contingent consideration related to our business acquisition of AcceloWeb of approximately $62,000.

As of June 30, 2012, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest income	$83	$254	$(171)	(67)%	$189	$438	$(249)	(57)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased $0.2 million to $0.1 million for the three month period ended June 30, 2012, as compared to $0.3 million for the three month period ended June 30, 2011. Interest income decreased $0.2 million, to $0.2 million for the six months ended June 30, 2012, as compared to $0.4 million for the six months ended June 30, 2011. The decrease in interest income during the three and six month periods ended June 30, 2012, was primarily due to lower interest rates on our cash balances.

Other Income (Expense)

	Three months ended June 30,					Six months ended June 30,
	2012	2011		Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)					(in thousands)
Other income (expense)	$56	$32	(145)	$24	75%	$(30)	$35	$(65)	(185)%

Other income was approximately $56,000 for three month period ended June 30, 2012, as compared to $32,000 for the three month period ended June 30, 2011. Other income for the three month period ended June 30, 2012 and 2011, respectively, consists primarily of foreign currency transaction gains.

For the six months ended June 30, 2012, other expense was approximately $30,000 as compared to $35,000 other income for the six month period ended June 30, 2011. Other expense for the six month periods ended June 30, 2012 and 2011 consisted primarily of foreign currency transaction gains and losses.

Income Tax Expense

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Income tax expense (benefit)	$163	$429	$(266)	(62)%	$300	$567	$(267)	(47)%

Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from continuing operations for the three months ended June 30, 2012 and 2011 was $0.2 million and $0.4 million, respectively. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.

Loss from Discontinued Operations

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Income (loss) from discontinued operations	$(391)	$(2,766)	$(2,375)	(86)%	$(700)	$(6,084)	$(5,384)	(88)%

On September 1, 2011, we completed the sale of EyeWonder LLC and subsidiaries and chors GmbH video and rich media advertising services (EyeWonder and chors) to DG FastChannel, Inc. (now Digital Generation, Inc.) (DG). The sale of EyeWonder and chors met the criteria for discontinued operations during the year ended December 31, 2011. Accordingly, the results of operations related to EyeWonder and chors were classified as discontinued operations in the periods presented. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our discontinued operations.

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

As of June 30, 2012, our cash, cash equivalents and marketable securities classified as current totaled $124.6 million. Included in this amount is approximately $3.6 million of cash and cash equivalents held outside the United States.

Operating Activities

Net cash provided by operating activities of continuing operations increased by $10.0 million, with net cash provided by operating activities of continuing operations equaling $9.5 million for the six month period ended June 30 , 2012, compared to net cash used in operating activities of continuing operations of approximately $0.5 million for the six month period ended June 30, 2011. The increase in operating cash flows in the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 was primarily due to a larger net loss in 2011 compared to 2012 and to changes in operating assets and liabilities. Cash provided by operating activities of continuing operations related to changes in operating assets and liabilities was $4.2 million in the six months ended June 30, 2012 compared to $7.5 million of cash used in the six months ended June 30, 2011. The change relates primarily to cash received from DG of approximately $7.1 million during the six months ended June 30, 2012, which decreased prepaid expenses and other current assets in addition to other less significant changes in operating assets and liabilities during each period.

We expect that cash provided by operating activities of continuing operations may not be sufficient to cover new purchases of property and equipment and potential litigation expenses associated with patent litigation in 2012. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Investing Activities

Net cash used in investing activities of continuing operations was $20.1 million for the six months ended June 30, 2012, compared to $21.3 million for the six months ended June 30, 2011. Net cash used in investing activities was principally comprised of cash used for the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform, offset by cash generated from maturities of short-term marketable securities.

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

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. We anticipate making aggregate capital expenditures of approximately 8% to 10% of our total revenue in 2012.

Financing Activities

Net cash used in financing activities of continuing operations was approximately $14.4 million for the six month period ended June 30, 2012, compared to $76.0 million of net cash provided by financing activities of continuing operations for the six month period ended June 30, 2011. Net cash used in financing activities in the six months ended June 30, 2012 related to payments made for the purchase of our common stock under our stock repurchase plans of approximately $13.1 million, payments of employee tax withholdings related to restricted stock units of approximately $0.5 million and payments made on our capital lease obligations of approximately $0.9 million, offset by cash received from the exercise of stock options of $0.1 million.

Net cash provided by financing activities of continuing operations was $76.0 million for the six months ended June 30, 2011 and related to proceeds from the public offering of our common stock of approximately $77.1 million and the exercise of stock options of $0.5 million, offset by payments of employee tax withholdings related to restricted stock units of approximately $0.9 million and payments made on our capital lease obligations of approximately $0.6 million.

As of June 30, 2012, we had no outstanding debt other than the aforementioned capital leases.

In May 2012, our board of directors approved a common stock repurchase plan in compliance with Rules 10b-18 and 10b-5-1 of the Exchange Act that authorizes us to repurchase up to $15 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through December 15, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the three month period ended June 30, 2012, we repurchased and cancelled approximately 4.5 million shares of common stock for approximately $11.9 million under the repurchase plan.

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

In May 2010, we made a strategic investment in Gaikai, a private cloud-based gaming technology company that allows users to play major PC and console games through a web browser. In June 2012, Sony entered into a definitive agreement to acquire Gaikai for approximately $380 million. We expect to receive gross proceeds of approximately $11 million related to the sale and will record the transaction when the sale is completed.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth and computer rack space. These leases expire on various dates ranging from 2012 to 2019. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2012 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow in 2012.

The following table presents our contractual obligations and commercial commitments, as of June 30, 2012 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual obligations as of June 30, 2012	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$28,268	$19,772	$7,138	$1,358	$—
Rack space leases	59,691	18,081	32,092	9,479	39
Real estate leases	17,036	3,826	5,913	4,141	3,156

Total operating leases	104,995	41,679	45,143	14,978	3,195
Capital leases	3,193	1,836	1,100	257	—

Total commitments	$108,188	$43,515	$46,243	$15,235	$3,195

Off Balance Sheet Arrangements

As of June 30, 2012, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In our August 2, 2012 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA and Adjusted EBITDA are not defined under United States GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with United States GAAP. Our Non-GAAP net loss, EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of GAAP Net Loss to Non-GAAP Net Loss

(In thousands)

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	March 31, 2011	June 30, 2012	June 30, 2011
GAAP net loss	$(9,828)	$(10,006)	$(13,935)	$(9,818)	$(19,834)	$(23,753)
Share-based compensation	3,221	3,951	4,872	3,833	7,172	8,705
Litigation defense expenses	(31)	49	269	344	18	612
Acquisition related expenses	68	(488)	559	141	(419)	700
Amortization of intangibles	729	695	605	151	1,424	756
Loss from discontinued operations	391	309	2,766	3,318	700	6,084

Non-GAAP net loss	$(5,450)	$(5,490)	$(4,864)	$(2,031)	$(10,939)	$(6,896)

Reconciliation of GAAP Net Loss to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	March 31, 2011	June 30, 2012	June 30, 2011
GAAP net loss	$(9,828)	$(10,006)	$(13,935)	$(9,818)	$(19,834)	$(23,753)
Depreciation and amortization	8,634	8,227	8,520	7,208	16,861	15,728
Interest expense	46	50	100	36	96	136
Interest and other (income) expense	(139)	(20)	(286)	(187)	(159)	(473)
Income tax expense	163	137	429	138	300	567
Loss from discontinued operations	391	309	2,766	3,318	700	6,084

EBITDA	$(733)	$(1,303)	$(2,406)	$695	$(2,036)	$(1,711)
Share-based compensation	3,221	3,951	4,872	3,833	7,172	8,705
Litigation defense expenses	(31)	49	269	344	18	612
Acquisition related expenses	68	(488)	559	141	(419)	700

Adjusted EBITDA	$2,525	$2,209	$3,294	$5,013	$4,735	$8,306

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

We operate in North America, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2011 to assess the potential impact of fluctuations in exchange rates for all foreign denominated revenues and expenses. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2011 and the six months ended June 30, 2012 would have been higher by approximately $3.0 million and $1.5 million, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in SEC Rule 13a-15(e) and 15d-15(e). We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation with Akamai and the Massachusetts Institute of Technology (MIT) relating to a claim of patent infringement. The action was filed in June 2006 in the United States District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in United States Patent No. 6,108,703 (the ‘703 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ‘703 patent at issue and rejecting our invalidity defenses.

The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008, we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest. On July 1, 2008, the court denied our motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and denied its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp., released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to JMOL. Based upon the court’s April 24, 2009 order we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us. Akamai filed a notice of appeal of the court’s decision on May 26, 2009. The Court of Appeals for the Federal Circuit heard arguments by both parties on June 7, 2010. On December 20, 2010 the Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. On November 18, 2011, the Federal Circuit heard oral argument regarding the case. We believe that we presented our case and positions well both in our briefs and in oral argument. The issues in this case are complex, and it is likely that it will be several months before the Federal Circuit publishes its opinion in the case. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. We are not able at this time to estimate the range of potential loss nor, in light of the favorable United States district court order, do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

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

ITEM  1A. RISK FACTORS

Investments in the equity securities of publicly traded companies involve significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by the risks identified below, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2011 and other documents that we file from time to time with the SEC.

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

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our global computing network. For example, in 2009, 2010 and 2011 we invested $20.4 million, $33.5 million and $30.4 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing network. For the six month period ended June 30, 2012, we invested $10.1 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

During 2012, as we further expand our global computing network and the suite of content delivery services and VAS and begin to refresh our network equipment, we expect our capital expenditures to be approximately 8% to 10% of our total revenue. As a consequence, we are dependent on significant future growth in demand for our services to justify these additional expenditures. If we fail to generate significant additional demand for our services, our results of operations will suffer, and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

•	continued price declines arising from significant competition with respect to content delivery services and our VAS;

•	increasing settlement fees for certain peering relationships;

•	failure to increase sales of our core content delivery services or to grow our VAS;

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

We expect a significant and increasing portion of our revenue to be derived from our VAS offerings. Our VAS tend to have higher gross margins than our content delivery services. Our revenue from VAS offerings comprised approximately 26% of our total revenue for the year ended December 31, 2011. For the three and six month periods ended June 30, 2012, VAS comprised approximately 32% and 31%, respectively, of our total revenue. We do not have a long history of offering these VAS, and we may not be able to achieve the growth rates in such services revenue that we or our investors expect. There are numerous companies that compete in providing VAS, and many of these companies have greater financial and sales resources than we do. We may not be successful in competing against current and new providers of VAS. If we are unable to achieve the growth rates in our VAS revenue that we expect, our revenue and operating results could be significantly and negatively affected.

If we are unable to develop new services and enhancements to existing services or fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.

The market for our content delivery services and VAS is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to predict user preferences or industry changes, and modify our solutions and services on a timely basis or develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. As prices for content delivery services continue to fall, we will increasingly rely on new product offerings and other VAS to maintain or increase our gross margins. Failures in execution, delays in bringing new or improved products or services to market, failure to effectively integrate service offerings or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.

Rapidly evolving technologies or new business models could cause demand for our content delivery services and VAS to decline or could cause these services to become obsolete.

Customers or third parties may develop technological or business model innovations that address content management and delivery requirements in a manner that is, or is perceived to be, equivalent or superior to our content delivery services and VAS. If competitors introduce new products or services that compete with or surpass the quality or the price or performance of our services, we may be unable to renew our agreements with existing customers or attract new customers at the prices and levels that allow us to generate attractive rates of return on our investment. For example, one or more third parties might develop improvements to current peer-to-peer technology, which is a technology that relies upon the computing power and bandwidth of its participants, such that this technological approach is better able to deliver content in a way that is competitive to our content delivery services, or even makes content delivery services obsolete. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. In addition, our customers’ business models may change in ways that we do not anticipate, and these changes could reduce or eliminate our customers’ needs for content delivery or digital asset management services. If this occurred, we could lose customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce our prices, which could harm our revenue, gross margin and operating results.

More individuals are using mobile devices to access the Internet, and the solutions developed for these devices may not be widely deployed.

The number of people who access the Internet through devices other than PCs, including mobile devices, game consoles and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our service offerings through these devices more difficult and potentially less effective. If we are unable to deliver our service offerings to a substantial number of alternative device users or if we are slow to develop services and technologies that are more compatible with mobile devices, we will fail to capture a significant share of an increasingly important portion of the market. Such a failure could limit our ability to compete effectively in an industry that is rapidly growing and changing.

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

While we have not experienced any significant, unplanned disruption of our services to date, our network may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption of the functioning of our content delivery services and VAS for any reason would reduce our revenue and could harm our business and financial results. If such a widespread interruption occurred or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions or security breaches could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.

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

In Akamai Technologies, Inc. v. Limelight Networks, Inc., the trial court entered judgment in our favor, the Federal Circuit Court of Appeals affirmed the decision of the trial court, and we are now awaiting a further decision from the Federal Circuit Court of Appeals following a re-hearing en banc. Initially at the trial court, a jury returned a verdict in February 2008 against us, finding that we infringed four claims of one patent at issue in that lawsuit, and awarded damages of approximately $45.5 million plus pre-judgment interest estimated to be $2.6 million. An additional provision of approximately $17.5 million for potential additional infringement damages and interest was recorded during the year ended December 31, 2008. In November 2008, a bench trial was conducted regarding our equitable defenses. We filed a renewed motion for JMOL, and, on May 27, 2009, the court entered JMOL that we did not infringe Akamai’s patent. Akamai appealed that judgment and, on December 20, 2010, the Court of Appeals for the Federal Circuit affirmed the District Court’s grant of our motion for JMOL. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal. On November 18, 2011, the Federal Circuit heard oral argument regarding the case. The issues in this case are complex, and it is likely that it will be several months after the hearing before the Federal Circuit publishes its opinion in the case. We believe that we do not infringe Akamai’s patents and will continue to vigorously defend our position; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and, as of June 30, 2012, we have 32 currently issued U.S. patents and six currently issued Australian patents. Monitoring infringement of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights. We have applied for patent protection in a number of foreign countries, but the laws in these jurisdictions may not protect our proprietary rights as fully as in the United States. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

We may lose customers if they elect to develop content delivery services and other competitive VAS solutions internally.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2009, 2010 and 2011, sales to our top 10 customers accounted for approximately 36%, 34% and 34%, respectively, of our total revenue. During the six month period ended June 30, 2012, sales to our top 10 customers accounted for approximately 32% of our total revenue. During the six month period ended June 30, 2012, we had one customer, Netflix, which represented more than 10% of our total revenue. During that period, Netflix represented approximately 11% of our total revenue. During 2011, we had one customer, Netflix, which represented more than 10% of our total revenue. For the year ended December 31, 2011, Netflix represented approximately 11% of our total revenue. During 2010, we had no customer that accounted for more than 10% of our total revenue. During 2009 we had one customer, Microsoft, which represented more than 10% of our total revenue. For the year ended December 31, 2009, Microsoft represented approximately 14% of our total revenue. Netflix, Microsoft and other large customers may not continue to be as significant going forward as they have been in the past. For example, during 2012, we anticipate that our revenue from Microsoft will decline from that earned in 2011 and 2010 and as a percent of our total revenue.

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

Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the effects of other risks discussed in this section, fluctuations in our results of operations may be due to a number of factors, including:

•	our ability to increase sales to existing customers and attract new customers to our content delivery services and VAS;

•	the addition or loss of large customers, or significant variation in their use of our content delivery services and VAS;

•	costs associated with current or future intellectual property lawsuits and other lawsuits;

•	service outages or third party security breaches to our platform or to one or more of our customers’ platforms;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

•

the occurrence of significant events in a particular period that result in an increase in the use of our content delivery services and VAS, such as a major media event or a customer’s online release of a new or updated video game;

•	changes in our pricing policies or those of our competitors;

•	the timing of recognizing revenue;

•	limitations of the capacity of our global computing platform and related systems;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

•

the potential write-down or write-off of goodwill associated with business operations that have been disposed of, such as goodwill currently on our balance sheet associated with the initial acquisitions of EyeWonder and chors;

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

After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007, 2008, 2010 and 2011 primarily due to increased share-based compensation expense and litigation costs, which could affect our ability to achieve and maintain profitability in the future. We would have been unprofitable in 2009, had we not reversed a significant reserve for litigation.

Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007, 2008, 2010 and 2011 partially due to our share-based compensation expense which was $0.1 million in 2005, $9.2 million in 2006, $18.9 million in 2007, $18.1 million in 2008, $16.2 million in 2010, and $15.9 million in 2011. We were profitable in 2009 due to the reversal of a significant reserve for litigation; however, our share-based compensation was still significant at $17.5 million for the year. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit (RSU) grants. For the six month period ended June 30, 2012, our share-based compensation expense was approximately $7.2 million. Our unrecognized share-based compensation expense totaled $25.5 million at June 30, 2012 based on current outstanding stock options and restricted stock units, of which we expect to amortize $7.5 million during the remainder of 2012, $9.6 million in 2013 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. Our share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents, and, in December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will potentially continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million, $20.8 million, $5.4 million, $2.1 million and $1.4 million, respectively, in 2006, 2007, 2008, 2009, 2010 and 2011, respectively. For the six month period ended June 30, 2012, we incurred approximately $18,000 in litigation costs. These costs may continue to be significant during 2012.

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

Many of our significant current and potential customers are pursuing emerging or unproven business models which, if unsuccessful, could lead to a substantial decline in demand for our content delivery services and VAS.

Because the proliferation of broadband Internet connections and the subsequent monetization of content libraries for distribution to Internet users are relatively recent phenomena, many of our customers’ business models that center on the delivery of rich media and other content to users remain unproven. For example, social media companies have been among our top recent customers and are pursuing emerging strategies for monetizing the user content and traffic on their websites. Our customers will not continue to purchase our content delivery services and VAS if their investment in providing access to the media stored on or deliverable through our global computing platform does not generate a sufficient return on their investment. A reduction in spending on services by our current or potential customers would seriously harm our operating results and financial condition.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of customers and cause us to incur unexpected expenses to make network improvements.

Our content delivery services and VAS are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global computing platform infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our solutions and services, the more resources we will need to invest in additional infrastructure and support. Further, as a result of the adverse jury verdict in February 2008 in the Akamai Technologies, Inc. v. Limelight Networks, Inc. lawsuit, which verdict was overturned by the court’s April 24, 2009 order granting our motion for JMOL, we made significant investment in designing and implementing changes to our network architecture in order to implement our content delivery services in a manner we believe does not infringe the claims of Akamai’s ‘703 patent as alleged in the February 2008 trial. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead us to lose current and potential customers. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.

Our operations are dependent in part upon communications capacity provided by third party telecommunications providers. A material disruption of the communications capacity we have leased could harm our results of operations, reputation and customer relations.

We lease private line capacity for our backbone from a third party provider, Global Crossing. Our contracts for private line capacity with Global Crossing generally have terms of three to four years. In January 2012, March 2011, and January and September 2009, we amended our agreement with Global Crossing to enhance the private line capacity for our backbone. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party provider. Further, Level 3 Communications LLC, one of our direct competitors recently acquired Global Crossing. Although alternative providers are available, it would be time consuming and expensive to identify and obtain alternative third party connectivity, and accordingly we are dependent on Global Crossing in the near term. Failure of Global Crossing could jeopardize utilization of the service fees pre-paid by us under our agreement with Global Crossing. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity on terms commercially acceptable to us or at all, our business and financial results would suffer. We may not be able to deploy on a timely basis enough network capacity to meet the needs of our customer base or effectively manage demand for our services.

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

Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as Adobe Flash or Windows Media, was limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery services and VAS would decline by customers using these formats. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.

As part of our business strategy, we may acquire businesses or technologies and may have difficulty integrating these operations.

We may seek to acquire businesses or technologies that are complementary to our business. For example, in May 2009, we acquired substantially all of the assets of Kiptronic, Inc., a developer of mobility and monetization solutions for content publishers; in January 2010, we acquired chors, an on-line and direct marketing solutions provider located in Germany; in April 2010, we acquired EyeWonder, a provider of interactive digital advertising products and services to advertisers; in July 2010, we acquired Delve, a provider of online video solutions to manage, publish, measure and monetize high quality video content on the Internet; and in May 2011, we acquired Clickability, a SaaS provider of web content management located in San Francisco, California, and AcceloWeb, a provider of advanced technology that helps speed the presentation of websites and applications located in Tel Aviv, Israel. We subsequently sold the EyeWonder and chors business operations in September 2011. Acquisitions involve a number of risks to our business, including the difficulty of integrating the operations, services, solutions and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, the possibility that our business culture and the business culture of the acquired companies will not be compatible, the difficulty of incorporating or integrating acquired technology and rights with or into our other services and solutions, expenses related to the acquisition and to the integration of the acquired companies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks related to the businesses of acquired companies that may continue to impact the businesses following the merger and potential unknown liabilities associated with acquired companies. Any inability to integrate services, solutions, operations or personnel in an efficient and timely manner could harm our results of operations.

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

Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that they rely on in implementing our business plan. In particular, we are dependent on the services of our Chief Executive Officer, Jeffrey W. Lunsford and also our Chief Technology Officer, Nathan F. Raciborski. Neither of these officers nor any of our other key employees is bound by an employment agreement for any specific term. There is increasing competition for talented individuals with the specialized knowledge to deliver content delivery services and VAS and this competition affects both our ability to retain key employees and hire new ones. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our services, and negatively impact our ability to sell our services.

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

Internet users may directly limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software and in their video player software. Internet browser software upgrades also may result in limitations on the use of cookies. Technologies like the Platform for Privacy Preferences Project may limit collection of cookies. Plaintiffs’ attorneys also have organized class action suits against companies related to the use of cookies and several companies, including companies in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information. We may be subject to such suits in the future, which could limit or eliminate our ability to collect such information. If our ability to use cookies were substantially restricted due to the foregoing, or for any other reason, we would have to generate and use other technology or methods that allow the gathering of user data in order to provide services to customers. This change in technology or methods could require significant reengineering time and resources, and may not be complete in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all. If the use of cookies is prohibited and we are not able to efficiently and cost effectively create new technology, our business, financial condition and results of operations would be materially adversely affected. In addition, any compromise of security that results in the release of Internet users’ and/or our customers’ data could seriously limit the adoption of our service offerings as well as harm our reputation and brand, expose us to liability and subject us to reporting obligations under various state laws, which could have an adverse effect on our business. The risk that these types of events could seriously harm our business is likely to increase as the amount of data stored for customers on our servers and the number of countries where we operate has been increasing, and we may need to expend significant resources to protect against security breaches, which could have an adverse effect on our business, financial condition or results of operations.

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

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, our adoption of ASC 718 (formerly FAS 123R) in 2006 increased the amount of share-based compensation expense we recorded. This, in turn, has impacted our results of operations for the periods since this adoption and has made it more difficult to evaluate our recent financial results relative to prior periods.

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

We continue to evaluate the performance of all of our businesses and may sell businesses or product lines in the future. For example, on August 30, 2011, we announced that we entered into an agreement to sell our EyeWonder and chors rich media advertising unit to DG. The transaction closed on September 1, 2011. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business, any of which could result in a material adverse affect to our financial condition, results of operations or cash flows. In addition, we have acquired goodwill and intangible assets in business combinations, including the acquisitions of EyeWonder and chors in 2010. A substantial portion of this goodwill remains on our balance sheet. We follow the provisions of ASC 805, “Business Combinations” (ASC 805) and ASC 350, “Goodwill and Other Intangible Assets” (ASC 350). We also follow the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-lived Assets” (ASC 360). In accordance with these standards, goodwill is not amortized. Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. As of June 30, 2012, we had $79.9 million in goodwill which will be subject to potential future impairments which could have a material adverse effect on our financial condition and results of operations. Our intangible assets are carried at cost and are subject to amortization. In accordance with ASC 360, our intangible assets are subject to impairment testing whenever changes in circumstances indicate that the carrying value may not be fully recoverable. Divestitures of previously acquired businesses, such as the divestiture of the EyeWonder and chors rich media advertising services, may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 168 at December 31, 2011. As of June 30, 2012, we had 176 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

As of June 30, 2012, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding common stock, including approximately 30% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. For the year ended December 31, 2011, we made capital expenditures of $30.4 million and expect aggregate capital expenditures of approximately 8% to 10% of total revenue in 2012. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. In May 2011, we acquired AcceloWeb, for which we used $4.7 million and could use an additional $4.0 million if certain performance milestones are achieved. In May 2011, we also acquired Clickability, for which we used $2.8 million. In July 2010, we acquired Delve, for which we used approximately $2.6 million, net of cash acquired, and could use an additional $1.2 million if certain financial targets are achieved. In April 2010, we acquired EyeWonder for which we used approximately $62.0 million, net of cash acquired and, in January 2010, we acquired chors for which we used approximately $2.0 million, net of cash acquired at the closing, and used an additional $0.3 million in 2011 for the achievement of specific financial targets during 2010. During 2012, pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation, a portion of the net proceeds may be used to satisfy a final damages judgment, if any.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock during the three month period ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, — April 30, 2012	—	$—	—	$—
May 1, — May 31, 2012	2,523,740	$2.65	2,523,740	$8,359,155
June 1, — June 30, 2012	2,094,334	$2.61	2,094,334	$2,929,116

Total	4,618,074	$2.63	4,618,074

(1)	Includes commissions, markups and expenses.
(2)	We announced a repurchase plan that authorized us to use up to $15 million to repurchase shares of our common stock, exclusive of any commissions, markups or expenses, on May 3, 2012, under which we may purchase shares of our common stock through December 15, 2012. Any repurchased shares were cancelled and returned to authorized but unissued status.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.02	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc., as currently in effect	8-K	001-33508	3.1	6/14/11

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE Document **					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **					X

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT **					X

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT **					X

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT **					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: August 7, 2012	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.02	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc., as currently in effect	8-K	001-33508	3.1	6/14/11

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE Document **					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **					X

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT **					X

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT **					X

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT **					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.