Form 10-Q/A
period 2012-03-31
Limelight Networks, Inc.
filed 2012-11-05
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1 to Form 10-Q

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

LIMELIGHT NETWORKS, INC.

FORM 10-Q/A

Quarterly Period Ended March 31, 2012

Explanatory Note

As previously disclosed in the Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on November 5, 2012, management and the Audit Committee of the Board of Directors of Limelight Networks, Inc. (the Company) concluded that it was necessary to restate the Company’s previously issued unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 contained in the Quarterly Report on Form 10-Q filed on May 8, 2012 (the Original Filing) to correct a classification error in the unaudited Condensed Consolidated Statement of Cash Flows and determined that such unaudited Condensed Consolidated Statement of Cash Flows should no longer be relied upon.

See Note 1, “Restatement of Previously Issued Financial Statements,” included in Part I of this Amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (this Form 10-Q/A) for a detailed discussion of the classification error and effects of the restatement.

The Company is filing this Form 10-Q/A to correct a classification error in the Company’s unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and related financial information originally filed in the Original Filing. This Form 10-Q/A amends and restates solely Items 1, 2 and 4 of Part I of the Original Filing. These Items have been amended to reflect the effects of the classification error and unless otherwise indicated have not been updated to reflect other events occurring after the date of the Original Filing.

The classification error has no impact on the net decrease in cash and cash equivalents for the three months ended March 31, 2012 or the cash and cash equivalents balance as of March 31, 2012. In addition, the classification error has no impact on the unaudited Condensed Consolidated Balance Sheet as of March 31, 2012, or the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2012, or the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012. The change in classification also had no effect on the Company’s compliance with regulatory requirements or other contractual obligations.

The error was corrected in the preparation of the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and therefore, there is no impact on the unaudited Condensed Consolidated Financial Statements filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012.

With the exception of “Part I – Item 4. Controls and Procedures”, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the change described above.

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

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(Restated)
Operating activities
Net loss	$(10,006)	$(9,818)
Loss from discontinued operations	(309)	(3,318)

Net loss from continuing operations	(9,697)	(6,500)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	8,227	7,208
Share-based compensation	3,951	3,833
Deferred income taxes	(112)	(79)
Accounts receivable charges	426	233
Accretion of marketable securities	99	49
Non cash increase in cost basis investment	(374)	(73)
Changes in operating assets and liabilities:
Accounts receivable	280	1,160
Prepaid expenses and other current assets	(361)	(909)
Income taxes receivable	(35)	(125)
Other assets	(2,130)	(3,941)
Accounts payable	(625)	(833)
Deferred revenue	774	(775)
Other current liabilities	(1,246)	(1,923)
Income taxes payable	(500)	(51)
Other long term liabilities	(508)	84

Net cash used in operating activities of continuing operations	(1,831)	(2,642)
Investing activities
Purchase of marketable securities	(15,469)	(1,410)
Maturities of marketable securities	7,303	6,970
Purchases of property and equipment	(5,680)	(7,973)
Cash collected on DG receivable	5,839	—

Net cash used in investing activities of continuing operations	(8,007)	(2,413)

Financing activities
Payments on capital lease obligations	(436)	(227)
Payment of employee tax withholdings related to restricted stock	(259)	(234)
Cash paid for purchase of common stock	(1,161)	—
Proceeds from exercise of stock options	118	415
Proceeds from secondary public offering, net	—	77,169

Net cash (used in) provided by financing activities of continuing operations	(1,738)	77,123

Effect of exchange rate changes on cash and cash equivalents	(40)	234

Discontinued operations
Cash used in operating activities of discontinued operations	—	(1,111)
Cash used in investing activities of discontinued operations	—	(77)

Net cash used in discontinued operations	—	(1,188)

Net (decrease) increase in cash and cash equivalents	(11,616)	71,114
Cash and cash equivalents, beginning of period	120,349	54,861

Cash and cash equivalents, end of period	$108,733	$125,975

Supplement disclosure of cash flow information
Cash paid during the period for interest	$51	$36

Cash paid during the period for income taxes	$790	$492

Property and equipment remaining in accounts payable and other current liabilities	$1,439	$2,959

Property and equipment acquired through leasehold incentives	$—	$2,361

Contingent consideration common stock issued in connection with acquisition of businesses	$109	$1,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Restatement of Previously Issued Financial Statements

In the previously filed financial statements included in the Company’s Form 10-Q for the three months ended March 31, 2012, the Company improperly classified cash collected from DG FastChannel, Inc. (DG) (now Digital Generation, Inc.) related to the 2011 sale of EyeWonder LLC and subsidiaries and chors GmbH video and rich media advertising services (EyeWonder and chors) as cash provided by operating activities of continuing operations in the unaudited Condensed Consolidated Statements of Cash Flows. See further discussion of the sale of EyeWonder and chors at Note 6. The correction of the classification error resulted in a decrease to net cash provided by operating activities of continuing operations and a decrease to net cash used in investing activities of continuing operations of $5.8 million for the three months ended March 31, 2012. The classification error has no impact on the net decrease in cash and cash equivalents for the three months ended March 31, 2012 or the cash and cash equivalents balance as of March 31, 2012. In addition, the classification error had no impact to the unaudited Condensed Consolidated Balance Sheet as of March 31, 2012, or the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2012, or the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012.The change in classification also had no effect on the Company’s compliance with regulatory requirements or other contractual obligations.

The Company has herein restated its previously issued unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012, to reflect this correction.

The following table presents the impact of the correction on the previously reported unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 (in thousands):

Unaudited Condensed Consolidated Statement of Cash Flows

	For the three months ended March 31, 2012
	As Previously Reported	Correction	As Restated
Operating activities
Prepaid expenses and other current assets	$5,478	$(5,839)	$(361)
Net cash provided by (used in) operating activities of continuing operations	$4,008	$(5,839)	$(1,831)

Investing Activities
Cash collected on DG receivable	$—	$5,839	$5,839
Net cash used in investing activities of continuing operations	$(13,846)	$5,839	$(8,007)

2. Nature of Business

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

3. Summary of Significant Accounting Policies

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

On September 1, 2011, the Company completed the sale of EyeWonder and chors to DG. The sale of EyeWonder and chors met the criteria for discontinued operations during the year ended December 31, 2011. Accordingly, the results of operations related to EyeWonder and chors have been classified as discontinued operations in all periods presented. See further discussion at Note 6.

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

4. Investments in Marketable Securities

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

5. Business Acquisitions

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

6. Discontinued Operations

On September 1, 2011, the Company completed the sale of EyeWonder and chors to DG for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million receivable from DG pursuant to the Purchase Agreement dated as of August 30, 2011 by and among the Company, DG and Limelight Networks Germany GmbH. The $5.0 million held in escrow is intended to cover DG’s ordinary operating expenses associated with the integration of EyeWonder and chors. The Company estimates that it will not receive any portion of the funds held in escrow and has excluded such amount from its calculation of the gain on sale of discontinued operations. The Purchase Agreement also includes a provision that would require the Company to refund a portion of the purchase price equal to 1.67 times the amount that revenue related to a chors customer is below $4.4 million during the period from September 1, 2011 to August 31, 2012. As of March 31, 2012, the Company has estimated that the revenue related to this customer will not be below $4.4 million and has not recorded a liability related to this payment as it is not deemed probable. If such a payment is required the Company would record a reduction to the net proceeds on sale of EyeWonder and chors resulting in a loss on discontinued operations.

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

	Three Months Ended March 31,		Year Ended December 31,
	2012	2011	2011(a)
Revenues	$—	$8,414	$22,302
Cost of revenues	—	(3,147)	(8,843)
General and administrative expenses	147	(2,198)	(6,055)
Sales and marketing expenses	—	(3,096)	(8,183)
Research and development expenses	—	(1,927)	(4,853)
Depreciation and amortization	—	(1,404)	(3,761)
Interest expense	—	(6)	(16)
Interest income	—	3	21
Other income	—	27	(525)
Gain (loss) on sale of discontinued operations, net of income taxes	(456)	—	14,756

(Loss) income before income taxes	(309)	(3,334)	4,843
Income tax benefit (expense)	—	16	(65)

(Loss) income from discontinued operations	$(309)	$(3,318)	$4,778

(Loss) income from discontinued operations per weighted average share:
Basic	$(0.01)	$(0.03)	$0.05

Diluted	$(0.01)	$(0.03)	$0.05

Shares used in per weighted average share calculation for discontinued operations:
Basic and diluted	104,226	103,917	109,236

(a)	Represent operating results of chors and EyeWonder from January 1, 2011 through August 31, 2011.

7. Accounts Receivable, net

Accounts receivable, net include (in thousands):

	As of March 31, 2012	As of December 31, 2011
Accounts receivable	$24,108	$24,260
Unbilled accounts receivable	7,648	8,176

	31,756	32,436
Less: credit allowance	(750)	(810)
Less: allowance for bad debt	(3,667)	(3,581)

Total accounts receivable, net	$27,339	$28,045

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of March 31, 2012	As of December 31, 2011
Receivable from DG	$4,859	$11,151
Prepaid bandwidth and backbone services	3,482	2,544
Non-income taxes receivable (VAT)	1,998	2,067
Employee advances and prepaid recoverable commissions	320	332

	As of March 31, 2012	As of December 31, 2011
Indemnity claim asset	—	252
Other	4,520	4,300

Total prepaid expenses and other current assets	$15,179	$20,646

As of March 31, 2012, the Receivable from DG also includes $0.3 million related to services provided to DG under a transition services agreement. See further discussion of the receivable from DG in Note 6, Discontinued Operations.

9. Goodwill and Other Intangible Assets

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

10. Property and Equipment, net

Property and equipment, net include (in thousands):

	As of March 31, 2012	As of December 31, 2011
Network equipment	$180,253	$176,307
Computer equipment	9,613	9,129
Furniture and fixtures	2,549	2,480
Leasehold improvements	6,773	6,775
Other equipment	464	453

	199,652	195,144
Less: accumulated depreciation	(146,749)	(138,776)

Total property and equipment, net	$52,903	$56,368

11. Other Assets

Other assets include (in thousands):

	As of March 31, 2012	As of December 31, 2011
Prepaid bandwidth and backbone services	$8,784	$7,373
Cost basis investments	1,817	1,444
Vendor deposits and other	1,335	1,384
Deferred expenses	303	253

Total other assets	$12,239	$10,454

12. Other Current Liabilities

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

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Deferred rent	$3,687	$3,352
Contingent consideration liability	—	842

Total other long-term liabilities	$3,687	$4,194

14. Contingencies

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

15. Net Loss per Share

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

21. Concentrations

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 2, 2012. This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of the Quarterly Report on Form 10-Q filed on May 8, 2012 and in our other SEC filings. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation.

Restatement of Previously Issued Financial Statements

In the previously filed financial statements included in our Form 10-Q for the three months ended March 31, 2012, we improperly classified cash collected from DG related to the 2011 sale of EyeWonder and chors as cash provided by operating activities of continuing operations in the unaudited Condensed Consolidated Statements of Cash Flows. The correction of the classification error resulted in a decrease to net cash provided by operating activities of continuing operations and a decrease to net cash used in investing activities of continuing operations of $5.8 million for the three months ended March 31, 2012. The classification error has no impact on the net increase in cash and cash equivalents for the three months ended March 31, 2012 or the cash and cash equivalents balance as of March 31, 2012. In addition, the classification error had no impact to the unaudited Condensed Consolidated Balance Sheet as of March 31, 2012, or the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 or the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012. The change in classification also had no effect on the Company’s compliance with regulatory requirements or other contractual obligations.

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

Discontinued operations relates to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for additional information about discontinued operations.

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

Operating Activities

Net cash used in operating activities of continuing operations decreased by $0.8 million, with net cash used in operating activities equaling $1.8 million for the three month period ended March 31, 2012, compared to net cash used in operating activities of approximately $2.6 million for the three month period ended March 31, 2011. The change in operating cash flows comparing the three month period ended March 31, 2012 to the three month period ended March 31, 2011 was primarily due to a larger net loss in 2012 compared to 2011 offset by changes in operating assets and liabilities. Cash used in operating activities of continuing operations related to changes in operating assets and liabilities was $4.4 million in the three months ended March 31, 2012, compared to $7.3 million in the three months ended March 31, 2011. The change relates primarily to changes in accounts receivable, other assets, income taxes payable, deferred revenue and other long term liabilities during each period.

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

Investing Activities

Cash used in investing activities of continuing operations was $8.0 million for the three months ended March 31, 2012, compared to $2.4 million for the three months ended March 31, 2011. Cash used in investing activities was principally comprised of cash generated from maturities of short-term marketable securities and cash collected from DG, off-set by the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform.

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

In the previously filed financial statements included in our Form 10-Q for the period ended March 31, 2012, we improperly classified cash received from DG related to the 2011 sale of EyeWonder and chors as cash provided by operating activities of continuing operations in the unaudited Condensed Consolidated Statements of Cash Flows. The correction of the classification error resulted in a decrease to net cash provided by operating activities of continuing operations and a decrease to net cash used in investing activities of continuing operations of $5.8 million for the three months ended March 31, 2012. As a result of the error, we identified a material weakness in our system of internal controls over financial reporting with regard to evaluating the proper cash flow classification of cash collected from DG. The Company is filing this Form 10-Q/A to amend its first quarter Form 10-Q to reflect the correct classification.

Since the date of discovery of this material weakness and through the date of this Form 10-Q/A, we are taking steps which we feel will strengthen our internal controls, including implementing a stronger review process around the preparation of our consolidated statement of cash flows and updating our processes and procedures to ensure that accounting personnel have sufficient guidance to remediate the material weakness. There have been no other changes made in the internal control over financial reporting that occurred during the Company’s first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

The actions we are taking to remediate this material weaknesses are subject to continued management review supported by confirmation and testing, as well as oversight by the Audit Committee of our Board of Directors.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described above.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIMELIGHT NETWORKS, INC.

Date: November 5, 2012	By:	/s/ Douglas S. Lindroth
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