Form 10-Q/A
period 2012-06-30
Limelight Networks, Inc.
filed 2012-11-05
CIK 1391127

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

LIMELIGHT NETWORKS, INC.

FORM 10-Q/A

Quarterly Period Ended June 30, 2012

Explanatory Note

As previously disclosed in the Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on November 5, 2012, management and the Audit Committee of the Board of Directors of Limelight Networks, Inc. (the Company) concluded that it was necessary to restate the Company’s previously issued unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 contained in the Quarterly Report on Form 10-Q filed on August 7, 2012 (the Original Filing) to correct a classification error in the unaudited Condensed Consolidated Statement of Cash Flows and determined that such unaudited Condensed Consolidated Statement of Cash Flows should no longer be relied upon.

See Note 1, “Restatement of Previously Issued Financial Statements,” included in Part I of this Amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (this Form 10-Q/A) for a detailed discussion of the classification error and effects of the restatement.

The Company is filing this Form 10-Q/A to correct a classification error in the Company’s unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and related financial information originally filed in the Original Filing. This Form 10-Q/A amends and restates solely Items 1, 2 and 4 of Part I of the Original Filing. These Items have been amended to reflect the effects of the classification error and unless otherwise indicated have not been updated to reflect other events occurring after the date of the Original Filing.

The classification error has no impact on the net decrease in cash and cash equivalents for the six months ended June 30, 2012 or the cash and cash equivalents balance as of June 30, 2012. In addition, the classification error has no impact on the unaudited Condensed Consolidated Balance Sheet as of June 30, 2012, or the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012, or the unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012. The change in classification also had no effect on the Company’s compliance with regulatory requirements or other contractual obligations.

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

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
	Restated
Operating activities
Net loss	$(19,834)	$(23,753)
Loss from discontinued operations	(700)	(6,084)

Loss from continuing operations	(19,134)	(17,669)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	16,861	15,728
Share-based compensation	7,172	8,705
Deferred income taxes	(174)	(74)
Accounts receivable charges	884	621
Accretion of marketable securities	242	(9)
Non cash increase in cost basis investment	(528)	(282)
Loss on sale of property and equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable	(1,022)	2,007
Prepaid expenses and other current assets	1,452	(656)
Income taxes receivable	(258)	(162)
Other assets	(2,134)	(3,933)
Accounts payable	(22)	(342)
Deferred revenue	265	(2,606)
Other current liabilities	(291)	(2,524)
Income taxes payable	(178)	261
Other long term liabilities	(458)	454

Net cash provided by (used in) operating activities of continuing operations	2,690	(481)
Investing activities
Purchase of marketable securities	(24,182)	(5,628)
Maturities of marketable securities	14,182	11,170
Purchases of property and equipment	(10,112)	(19,343)
Acquisition of businesses, net of cash acquired	—	(7,493)
Cash collected on DG receivable	6,850	—

Net cash used in investing activities of continuing operations	(13,262)	(21,294)
Financing activities
Payments on capital lease obligations	(881)	(630)
Payment of employee tax withholdings related to restricted stock	(518)	(947)
Cash paid for purchase of common stock	(13,102)	—
Proceeds from exercise of stock options	125	486
Proceeds from secondary public offering, net	—	77,097

Net cash (used in) provided by financing activities of continuing operations	(14,376)	76,006

Effect of exchange rate changes on cash and cash equivalents	(372)	324

Discontinued operations
Cash used in operating activities of discontinued operations	—	(1,904)
Cash used in investing activities of discontinued operations	—	(541)

Net cash used in discontinued operations	—	(2,445)

Net (decrease) increase in cash and cash equivalents	(25,320)	52,110
Cash and cash equivalents, beginning of period	120,349	54,861

	For the Six Months Ended June 30,
	2012	2011
Cash and cash equivalents, end of period	$95,029	$106,971

Supplement disclosure of cash flow information
Cash paid during the period for interest	$96	$69

Cash paid during the period for income taxes	$957	$700

Property and equipment remaining in accounts payable and other current liabilities	$2,159	$4,875

Property and equipment acquired through leasehold incentives	$—	$2,361

Property and equipment acquired through capital leases	$—	$1,021

Contingent consideration common stock issued in connection with acquisition of businesses	$109	$1,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Restatement of Previously Issued Financial Statements

In the previously filed financial statements included in the Company’s Form 10-Q for the three and six months ended June 30, 2012, the Company improperly classified cash collected from DG FastChannel, Inc. (DG) (now Digital Generation, Inc.) related to the 2011 sale of EyeWonder LLC and subsidiaries and chors GmbH video and rich media advertising services (EyeWonder and chors) as cash provided by operating activities of continuing operations in the unaudited Condensed Consolidated Statements of Cash Flows. See further discussion of the sale of EyeWonder and chors at Note 6. The correction of the classification error resulted in a decrease to net cash provided by operating activities of continuing operations and a decrease to net cash used in investing activities of continuing operations of $6.8 million for the six months ended June 30, 2012. The classification error had no impact on the net decrease in cash and cash equivalents for the six months ended June 30, 2012 or the cash and cash equivalents balance as of June 30, 2012. In addition, the classification error had no impact to the unaudited Condensed Consolidated Balance Sheet as of June 30, 2012, or the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012, or the unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012. The change in classification also had no effect on the Company’s compliance with regulatory requirements or other contractual obligations.

The Company has herein restated its previously issued unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012, to reflect this correction.

The following table presents the impact of the correction on the previously reported unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 (in thousands):

Unaudited Condensed Consolidated Statement of Cash Flows

	For the six months ended June 30, 2012
	As Previously Reported	Correction	As Restated
Operating activities
Prepaid expenses and other current assets	$8,302	$(6,850)	$1,452
Net cash provided by operating activities of continuing operations	$9,540	$(6,850)	$2,690

Investing activities
Cash collected on DG receivable	$—	$6,850	$6,850
Net cash used in investing activities of continuing operations	$(20,112)	$6,850	$(13,262)

2. Nature of Business

Limelight Networks, Inc. (the Company) is a global leader in digital presence management and delivery, including mobility, web and video content management, web application acceleration, cloud storage and consulting, and content delivery services. The Company provides web and video content management services as Software-as-a-Service (SaaS) solutions and cloud storage and content delivery services as Platform-as-a-Service solutions, which other than content delivery services, are referred to collectively as value-added services. The Company derives revenue from the sale of content delivery services and value-added services to its customers. In May 2012, the Company introduced a new digital presence solution, Limelight Orchestrate (Orchestrate), an integrated suite of cloud-based applications which allows organizations to optimize all aspects of their online digital presence across web, mobile, social and large screen channels. Orchestrate provides advanced features for website content management, personalization and targeting, video publishing, mobile enablement, content delivery, transcoding and cloud storage, combined with social media integration and powerful analytics. These services are provided in the cloud and leverage the Company’s global computing platform, which provides highly-available, highly-redundant storage, bandwidth and computing resources as well as connectivity to last-mile broadband network providers. The Company’s global professional services organization help organizations analyze and identify their digital presence requirements. The Company also offers other platform and infrastructure services, such as transit and rack space services. The Company’s solutions and services enable organizations to streamline processes and optimize business results across all customer interaction channels, helping them deliver a high quality online media experience, improve brand awareness, drive revenue and enhance their customer relationships while reducing costs.

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

11. Other Assets

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

23. Fair Value Measurements

The Company evaluates certain of its financial instruments within the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1—	defined as observable inputs such as quoted prices in active markets;

Level 2—	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3—	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 2, 2012. This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of the Quarterly Report on Form 10-Q filed on August 7, 2012 and in our other SEC filings. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation.

Restatement of Previously Issued Financial Statements

In the previously filed financial statements included in our Form 10-Q for the three and six months ended June 30, 2012, we improperly classified cash collected from DG related to the 2011 sale of EyeWonder and chors as cash provided by operating activities of continuing operations in the unaudited Condensed Consolidated Statements of Cash Flows. The correction of the classification error resulted in a decrease to net cash provided by operating activities of continuing operations and a decrease to net cash used in investing activities of continuing operations of $6.8 million for the six months ended June 30, 2012. The classification error has no impact on the net decrease in cash and cash equivalents for the three and six months ended June 30, 2012 or the cash and cash equivalents balance as of June 30, 2012. In addition, the classification error has no impact to the unaudited Condensed Consolidated Balance Sheet as of June 30, 2012, or the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012, or the unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012. The change in classification also had no effect on the compliance with regulatory requirements or other contractual obligations.

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

Other Income (Expense)

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Other income (expense)	$56	$32	$24	75%	$(30)	$35	$(65)	(185)%

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

Operating Activities

Net cash provided by operating activities of continuing operations increased by $3.2 million, with net cash provided by operating activities of continuing operations equaling $2.7 million for the six month period ended June 30 , 2012, compared to net cash used in operating activities of continuing operations of approximately $0.5 million for the six month period ended June 30, 2011. The increase in operating cash flows in the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 was primarily due to a larger net loss in 2011 compared to 2012 and to changes in operating assets and liabilities. Cash used in operating activities of continuing operations related to changes in operating assets and liabilities was $2.6 million in the six months ended June 30, 2012 compared to $7.5 million in the six months ended June 30, 2011. The change relates primarily to changes in accounts receivable, prepaid expenses and other current assets, other assets, deferred revenue and other current liabilities during each period.

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

Investing Activities

Net cash used in investing activities of continuing operations was $13.3 million for the six months ended June 30, 2012, compared to $21.3 million for the six months ended June 30, 2011. Net cash used in investing activities was principally comprised of cash used for the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform, offset by cash collected on DG receivable and cash generated from maturities of short-term marketable securities.

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

In the previously filed financial statements included in our Form 10-Q for the period ended June 30, 2012, we improperly classified cash received from DG related to the 2011 sale of EyeWonder and chors as cash provided by operating activities of continuing operations in the unaudited Condensed Consolidated Statements of Cash Flows. The correction of the classification error resulted in a decrease to net cash provided by operating activities of continuing operations and a decrease to net cash used in investing activities of continuing operations of $6.8 million for the six months ended June 30, 2012. As a result of the error, we identified a material weakness in our system of internal controls over financial reporting with regard to evaluating the proper cash flow classification of cash collected from DG. The Company is filing this Form 10-Q/A to amend its second quarter Form 10-Q to reflect the correct classification.

Since the date of discovery of this material weakness and through the date of this Form 10-Q/A, we are taking steps which we feel will strengthen our internal controls, including implementing a stronger review process around the preparation of our consolidated statement of cash flows and updating our processes and procedures to ensure that accounting personnel have sufficient guidance to remediate the material weakness. There have been no other changes made in the internal control over financial reporting that occurred during the Company’s second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock during the three month period ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, — April 30, 2012	—	$—	—	$—
May 1, — May 31, 2012	2,523,740	$2.65	2,523,740	$8,359,155
June 1, — June 30, 2012	2,094,334	$2.61	2,094,334	$2,929,116

Total	4,618,074	$2.63	4,618,074

(1)	Includes commissions, markups and expenses.
(2)	We announced a repurchase plan that authorized us to use up to $15 million to repurchase shares of our common stock, exclusive of any commissions, markups or expenses, on May 3, 2012, under which we may purchase shares of our common stock through December 15, 2012. Any repurchased shares were cancelled and returned to authorized but unissued status.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.02	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc., as currently in effect	8-K	001-33508	3.1	6/14/11

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE Document **					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **					X

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT **					X

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT **					X

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT **					X

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT **					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: November 5, 2012	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.02	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc., as currently in effect	8-K	001-33508	3.1	6/14/11

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE Document **					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **					X

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT **					X

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT **					X

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT **					X

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT **					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.