Form 10-Q
period 2012-09-30
Limelight Networks, Inc.
filed 2012-11-05
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2012: 99,132,038 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$102,468	$120,349
Marketable securities	27,493	19,850
Accounts receivable, net	28,408	28,045
Income taxes receivable	424	31
Deferred income taxes	42	62
Prepaid expenses and other current assets	11,850	20,646

Total current assets	170,685	188,983
Property and equipment, net	48,076	56,368
Marketable securities, less current portion	24	51
Deferred income taxes, less current portion	1,386	1,177
Goodwill	79,903	80,105
Other intangible assets, net	6,981	9,207
Other assets	9,211	10,454

Total assets	$316,266	$346,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,340	$6,797
Deferred revenue	7,383	7,287
Capital lease obligations	1,552	1,750
Income taxes payable	722	774
Other current liabilities	11,779	13,195

Total current liabilities	27,776	29,803
Capital lease obligations, less current portion	1,000	2,124
Deferred income taxes	470	580
Deferred revenue, less current portion	850	539
Other long-term liabilities	3,664	4,194

Total liabilities	33,760	37,240
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at September 30, 2012 and December 31, 2011; 99,106 and 104,349 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	99	104
Additional paid-in capital	455,050	460,845
Contingent consideration	110	219
Accumulated other comprehensive loss	(537)	(509)
Accumulated deficit	(172,216)	(151,554)

Total stockholders’ equity	282,506	309,105

Total liabilities and stockholders’ equity	$316,266	$346,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$45,001	$42,352	$133,765	$125,313

Cost of revenue:
Cost of services (1)	21,313	20,243	62,193	60,912
Depreciation — network	6,970	7,035	20,984	21,008

Total cost of revenue	28,283	27,278	83,177	81,920

Gross profit	16,718	15,074	50,588	43,393
Operating expenses:
General and administrative	8,757	8,416	25,130	23,498
Sales and marketing	11,037	9,176	34,431	29,903
Research and development	4,956	4,360	15,108	12,554
Depreciation and amortization	1,481	1,499	4,329	3,254

Total operating expenses	26,231	23,451	78,998	69,209

Operating loss	(9,513)	(8,377)	(28,410)	(25,816)
Other income (expense):
Interest expense	(40)	(89)	(136)	(225)
Interest income	88	186	277	624
Gain on sale of cost basis investment	9,420	—	9,420	—
Other, net	(551)	(18)	(582)	17

Total other income	8,917	79	8,979	416

Loss from continuing operations before income taxes	(596)	(8,298)	(19,431)	(25,400)
Income tax provision (benefit)	14	(1,896)	313	(1,329)

Loss from continuing operations	(610)	(6,402)	(19,744)	(24,071)
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(218)	11,420	(918)	5,336

Net (loss) income	$(828)	$5,018	$(20,662)	$(18,735)

Basic net (loss) income per weighted average share:
Continuing operations	$(0.01)	$(0.06)	$(0.19)	$(0.22)
Discontinued operations	0.00	0.10	(0.01)	0.05

Total	$(0.01)	$0.04	$(0.20)	$(0.17)

Diluted net (loss) income per weighted average share:
Continuing operations	$(0.01)	$(0.06)	$(0.19)	$(0.22)
Discontinued operations	0.00	0.10	(0.01)	0.05

Total	$(0.01)	$0.04	$(0.20)	$(0.17)

Shares used in per weighted average share calculations:
Basic	99,359	113,662	102,123	110,231
Diluted	99,359	113,662	102,123	110,231

(1)	Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(828)	$5,018	$(20,662)	$(18,735)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	28	(41)	(16)	(43)
Cumulative translation adjustment	—	—	—	494
Foreign exchange translation	994	(1,285)	(12)	(113)

Other comprehensive income (loss), net of tax	1,022	(1,326)	(28)	338

Comprehensive income (loss)	$194	$3,692	$(20,690)	$(18,397)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(20,662)	$(18,735)
(Loss) income from discontinued operations	(918)	5,336

Loss from continuing operations	(19,744)	(24,071)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	25,313	24,262
Share-based compensation	10,835	11,694
Deferred income taxes	(299)	(31)
Accounts receivable charges	1,105	919
Accretion of marketable securities	365	(90)
Gain on sale of cost basis investment	(9,420)	—
Non cash tax benefit associated with sale of discontinued operations	—	(2,165)
Non cash increase in cost basis investment	(528)	(679)
Loss on sale of property and equipment	19	—
Changes in operating assets and liabilities:
Accounts receivable	(1,468)	384
Prepaid expenses and other current assets	2,986	(1,684)
Income taxes receivable	(393)	(268)
Other assets	(1,554)	(3,563)
Accounts payable	2,154	2,324
Deferred revenue	407	(2,561)
Other current liabilities	(1,023)	(3,990)
Income taxes payable	(200)	(312)
Other long term liabilities	(531)	1,002

Net cash provided by operating activities of continuing operations	8,024	1,171
Investing activities
Purchase of marketable securities	(27,280)	(15,316)
Maturities of marketable securities	19,285	13,520
Purchases of property and equipment	(17,474)	(26,872)
Acquisition of businesses, net of cash acquired	—	(7,360)
Proceeds from sale of cost basis investment	10,154	—
Cash collected on DG receivable	7,217	—
Proceeds from sale of discontinued operations	—	61,000

Net cash (used in) provided by investing activities of continuing operations	(8,098)	24,972
Financing activities
Payments on capital lease obligations	(1,322)	(982)
Payment of employee tax withholdings related to restricted stock	(601)	(1,060)
Cash paid for purchase of common stock	(16,273)	(9,210)
Proceeds from exercise of stock options	155	622
Proceeds from secondary public offering, net	—	77,049

Net cash (used in) provided by financing activities of continuing operations	(18,041)	66,419

Effect of exchange rate changes on cash and cash equivalents	234	(96)

Discontinued operations
Cash used in operating activities of discontinued operations	—	(2,803)
Cash used in investing activities of discontinued operations	—	(684)

Net cash used in discontinued operations	—	(3,487)

Net (decrease) increase in cash and cash equivalents	(17,881)	88,979
Cash and cash equivalents, beginning of period	120,349	54,861

Cash and cash equivalents, end of period	$102,468	$143,840

Supplement disclosure of cash flow information
Cash paid during the period for interest	$136	$135

Cash paid during the period for income taxes	$1,226	$1,649

Property and equipment remaining in accounts payable and other current liabilities	$664	$783

Property and equipment acquired through leasehold incentives	$—	$2,361

Property and equipment acquired through capital leases	$—	$2,271

Common stock issued in connection with acquisition of business	$—	$8,216

Contingent consideration common stock issued in connection with acquisition of businesses	$109	$1,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Limelight Networks, Inc. (the Company) is a global leader in digital presence management and delivery, including mobility, web and video content management, web application acceleration, cloud storage, consulting, and content delivery services. The Company provides web and video content management services as Software-as-a-Service (SaaS) solutions and cloud storage and content delivery services as Platform-as-a-Service solutions, which other than content delivery services, are referred to collectively as value-added services. The Company derives revenue from the sale of content delivery services and value-added services to its customers. In May 2012, the Company introduced a new digital presence solution, Limelight Orchestrate (Orchestrate), an integrated suite of cloud-based applications which allows organizations to optimize all aspects of their online digital presence across web, mobile, social and large screen channels. Orchestrate provides advanced features for website content management, personalization and targeting, video publishing, mobile enablement, content delivery, transcoding and cloud storage, combined with social media integration and powerful analytics. These services are provided in the cloud and leverage the Company’s global computing platform, which provides highly-available, highly-redundant storage, bandwidth and computing resources as well as connectivity to last-mile broadband network providers. The Company’s global professional services organization help organizations analyze and identify their digital presence requirements. The Company also offers other platform and infrastructure services, such as transit and rack space services. The Company’s solutions and services enable organizations to streamline processes and optimize business results across all customer interaction channels, helping them deliver a high quality online media experience, improve brand awareness, drive revenue and enhance their customer relationships while reducing costs.

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

3. Investments in Marketable Securities

The following is a summary of marketable securities (designated as available-for-sale) at September 30, 2012 (in thousands):

us-gaap:InvestmentsClassifiedByContractualMaturityDateTableTextBlock

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$10,899	$5	$1	$10,903
Certificate of deposit	2,742	—	—	2,742
Commercial paper	2,998	1	—	2,999
Corporate notes and bonds	10,842	7	—	10,849

	27,481	13	1	27,493
Publicly traded common stock	12	12	—	24

Total marketable securities	$27,493	$25	$1	$27,517

At September 30, 2012, the Company evaluated its marketable securities, and noted unrealized losses were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2012. The Company’s intent is to hold these investments to such time as these assets are no longer impaired. There have been no marketable securities in a continuous unrealized loss position for twelve months or longer.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The amortized cost and estimated fair value of marketable securities (designated as available-for-sale) at September 30, 2012, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$25,671	$12	$—	$25,683
Due after one year and through five years	1,810	1	1	1,810

	$27,481	$13	$1	$27,493

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$9,614	$1	$1	$9,614
Certificate of deposit	2,730	—	—	2,730
Commercial paper	1,749	—	—	1,749
Corporate notes and bonds	5,757	1	1	5,757

	19,850	2	2	19,850
Publicly traded common stock	12	39	—	51

Total marketable securities	$19,862	$41	$2	$19,901

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

4. Business Acquisitions

AcceloWeb, (IL) Ltd. Acquisition

On May 9, 2011, the Company acquired all the issued and outstanding shares of AcceloWeb, (IL) Ltd. (AcceloWeb), a Tel Aviv, Israel-based privately-held provider of advanced technology that helps speed the presentation of websites and applications. The services provided by AcceloWeb align with the Company’s current whole site acceleration strategy, providing a time to market advantage over development of a new product and furthers the Company’s value-added services growth strategy. The aggregate purchase price of approximately $12.0 million consisted of approximately $5.0 million of cash paid at the closing (cash paid net of cash acquired was $4.7 million) and 1,100,629 shares of the Company’s common stock with an estimated fair value of approximately $7.0 million on the acquisition date. The number of common shares issued at the closing was determined on the basis of the average closing market price of the Company’s common shares on the five days preceding the acquisition date. In addition, the purchase price included contingent consideration with an aggregate potential value of $8.0 million ($4.0 million payable in cash and $4.0 million payable in the Company’s common stock), which may be earned upon the achievement of certain performance milestones which will be measured quarterly during the eight full consecutive quarters ending June 30, 2013 (the Earn-Out).

During the quarter ended March 31, 2012, management determined that the achievement of the certain performance milestones was not probable and reversed the previously recorded earn-out liability of $0.8 million. The reversal has been reflected as a reduction to general and administrative expense in the accompanying condensed consolidated statement of operations for the nine month period ended September 30, 2012.

Under the terms of the merger agreement, 188,677 shares of the common stock portion of the purchase price with an estimated fair value on the acquisition date of approximately $1.2 million has been set aside in an escrow account and will be held for a period of up to 18 months following the closing date to satisfy any unresolved indemnification claims. Any potential claims will be settled from escrow with the number of shares of common stock calculated based on the amount of the claim divided by $6.36, adjusted to such number of shares of common stock for stock splits, reverse stock splits, spin offs, recapitalizations, reorganization, reclassification, stock dividends or similar events. Escrow amounts not then subject to settled or pending, unsatisfied or unresolved indemnity claims, will be released as soon as practicable following the end of the 18-month escrow period. The Company has not recognized any indemnification assets as of September 30, 2012.

For additional information and a more detailed description of the AcceloWeb acquisition, see Note 4, contained in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2012.

Clickability Acquisition

On May 2, 2011, the Company acquired all the issued and outstanding shares of Clickability, Inc. (Clickability), a privately-held SaaS provider of web content management located in San Francisco, California. The services provided by Clickability align with the Company’s current value-added services and furthers the Company’s value-added services growth strategy. The aggregate purchase price of approximately $9.6 million consisted of approximately $4.9 million of cash paid at the closing (cash paid net of cash acquired was $2.7 million), $0.1 million held by the Company to cover future claims and 732,000 shares of the Company’s common stock with an estimated fair value of approximately $4.6 million on the date of acquisition. The Company issued 382,000 common shares with an estimated fair value of approximately $2.4 million at the closing. The number of shares of the Company’s common stock issued as consideration for Clickability was determined on the basis of the average closing market price of the Company’s common shares on the thirty days preceding the acquisition date.

Under the terms of the merger agreement, approximately 350,000 shares of the common stock portion of the purchase price with an estimated fair market value on the acquisition date of approximately $2.2 million and $0.1 million of cash remained unissued and available to cover future claims. Approximately 140,000 of the shares of common stock were subject to a retention holdback for a period of up to 12 months following the closing date and these shares were issued by the Company on May 2, 2012. The remaining 210,000 shares of common stock are subject to an indemnification holdback for a period of up to 18 months following the closing date. Any potential claims will be settled from escrow with the number of shares of common stock calculated based on the amount of the claim divided by $6.83, adjusted to such number of shares of common stock for stock splits, reverse stock splits, spin offs, recapitalizations, reorganization, reclassification, stock dividends, or similar events. Amounts of the indemnification holdback not then subject to a settled or pending indemnity claim will be released as soon as practicable following the end of the 18 month holdback period. The Company has not recognized any indemnification assets as of September 30, 2012.

For additional information and a more detailed description of the Clickability acquisition, see Note 4, contained in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2012.

5. Discontinued Operations

On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services to DG for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million receivable from DG pursuant to the Purchase Agreement dated as of August 30, 2011 by and among the Company, DG and Limelight Networks Germany GmbH. The $5.0 million held in escrow is intended to cover DG’s ordinary operating expenses associated with the integration of EyeWonder and chors. The Company estimates that it will not receive any portion of the funds held in escrow and has excluded such amount from its calculation of the gain on sale of discontinued operations. The Purchase Agreement also includes a provision that would require the Company to refund a portion of the purchase price equal to 1.67 times the amount that revenue related to chors customer WPP and affiliates was below $4.4 million during the period from September 1, 2011 to August 31, 2012 provided that DG does not sell chors to WPP or an affiliate prior to August 31, 2012. In April 2012, DG sold a majority of the assets of chors to an affiliate of WPP and as a result the Company does not have any potential liabilities associated with this provision in the Purchase Agreement.

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

Under the terms of the Purchase Agreement, prior to the Company receiving any additional cash payments from DG, the current liabilities must be settled with cash and cash equivalents and the value of the other current assets. As of August 31, 2011, the excess of the cash and cash equivalents and other current assets over the current liabilities was $0.7 million, with this portion of the Net Working Capital payable to the Company. DG is required to pay the Company the remaining Net Working Capital as the accounts receivable of $9.6 million and income tax receivable of $0.5 million are collected. As of September 30, 2012 approximately $7.8 million of the receivables have been collected by DG and $7.2 million remitted by DG to the Company. At September 30, 2012, approximately $3.1 million is due to the Company. This amount is comprised of net cash due to the Company of $1.3 million; uncollected accounts receivable of $1.7 million and income tax receivable of $0.1 million. During the three and nine months ended September 30, 2012, the Company made certain adjustments totaling $0.1 million and $1.1 million, respectively, to the DG receivable which have been reflected as a charge to discontinued operations. The Company has assessed the collectability of the remaining accounts receivable balance and recorded its estimate of the amount expected to be collected based on historical experience and the financial condition of the underlying customers and collection efforts performed to date. At September 30, 2012, the Company has as allowance for doubtful accounts of $0.4 million. The Company’s estimate of collectability could change significantly if the financial condition of the underlying customers changes or if the economy in general deteriorates. Additional changes to the Company’s estimate of future cash payments will be reflected as an adjustment to income (loss) from discontinued operations in the (loss) gain on sale of discontinued operations line in the table below. After 120 days from the closing of the sale of EyeWonder and chors (the Receivables Collection Period), the Company and DG have the option to have the uncollected accounts receivable assigned to the Company. Following the expiration of the Receivables Collections Period, DG and the Company may mutually agree to extend the Receivables Collections Period in 60 day increments. As of September 30, 2012, DG and the Company had agreed to extend the Receivables Collection Period and the accounts receivable were not assigned to the Company.

The sale of EyeWonder and chors meets the criteria to be reported as discontinued operations. Accordingly, the operating results of EyeWonder and chors have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations. The Company includes only revenues and costs directly attributable to the discontinued operations, in determining income (loss) from discontinued operations, and not those attributable to the ongoing entity. Accordingly, no general corporate overhead costs have been allocated to discontinued operations. Operating results of discontinued operations for the three and nine months ended September 30, 2012 and 2011, respectively, and the year ended December 31, 2011 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2012	2011	2011(a)
Revenues	$—	$4,907	$—	$22,302	$22,302
Cost of revenues	—	(2,213)	—	(8,843)	(8,843)
General and administrative expenses	—	(1,461)	163	(5,622)	(6,055)
Sales and marketing expenses	—	(1,994)	—	(8,183)	(8,183)
Research and development expenses	—	(1,150)	—	(4,853)	(4,853)
Depreciation and amortization	—	(941)	—	(3,761)	(3,761)
Interest expense	—	(4)	—	(16)	(16)
Interest income	—	13	—	21	21
Other income	—	5	—	33	(525)
(Loss) gain on sale of discontinued operations, net of income taxes	(218)	14,323	(1,081)	14,323	14,756

(Loss) income before income taxes	(218)	11,485	(918)	5,401	4,843
Income tax benefit	—	(65)	—	(65)	(65)

(Loss) income from discontinued operations	$(218)	$11,420	$(918)	$5,336	$4,778

(Loss) income from discontinued operations per weighted average share:
Basic and diluted	$0.00	$0.10	$(0.01)	$0.05	$0.05

Shares used in per weighted average share calculation for discontinued operations:
Basic and diluted	99,359	113,662	102,123	110,231	109,236

(a)	Includes operating results of chors and EyeWonder from January 1, 2011 through August 31, 2011.

6. Accounts Receivable, net

Accounts receivable, net include (in thousands):

	As of September 30, 2012	As of December 31, 2011
Accounts receivable	$23,399	$24,260
Unbilled accounts receivable	8,475	8,176

	31,874	32,436
Less: credit allowance	(710)	(810)
Less: allowance for bad debt	(2,756)	(3,581)

Total accounts receivable, net	$28,408	$28,045

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	As of September 30, 2012	As of December 31, 2011
Prepaid bandwidth and backbone services	$3,765	$2,544
Receivable from DG	2,703	11,151
Non-income taxes receivable (VAT)	1,901	2,067
Employee advances and prepaid recoverable commissions	425	332
Indemnity claim asset	—	252
Other	3,056	4,300

Total prepaid expenses and other current assets	$11,850	$20,646

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows (in thousands):

Balance, January 1, 2012	$80,105
Foreign currency translation adjustment	199

Balance, March 31, 2012	80,304
Foreign currency translation adjustment	(442)

Balance, June 30, 2012	$79,862
Foreign currency translation adjustment	41

Balance, September 30, 2012	$79,903

Other intangible assets that are subject to amortization consist of the following (in thousands):

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,242	$(3,460)	$4,782
Customer relationships	3,412	(1,217)	2,195
Trademark	160	(156)	4

Total other intangible assets	$11,814	$(4,833)	$6,981

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,347	$(1,976)	$6,371
Customer relationships	3,412	(589)	2,823
Trade names and trademark	160	(147)	13

Total other intangible assets	$11,919	$(2,712)	$9,207

Aggregate expense related to amortization of other intangible assets included in continuing operations for the three months ended September 30, 2012 and 2011 was approximately $0.7 million and $0.8 million, respectively. For the nine months ended September 30, 2012 and 2011, aggregate expense related to the amortization of other intangible assets was approximately $2.1 million and $1.5 million, respectively. Based on the Company’s other intangible assets as of September 30, 2012, aggregate expense related to amortization of other intangible assets is expected to be $0.7 million for the remainder of 2012, and $2.8 million, $2.1 million, $1.1 million and $0.3 million for fiscal years 2013, 2014, 2015 and 2016, respectively.

9. Property and Equipment, net

Property and equipment, net include (in thousands):

	As of September 30, 2012	As of December 31, 2011
Network equipment	$167,893	$176,307
Computer equipment	10,198	9,129
Furniture and fixtures	2,596	2,480
Leasehold improvements	6,801	6,775
Other equipment	533	453

	188,021	195,144
Less: accumulated depreciation	(139,945)	(138,776)

Total property and equipment, net	$48,076	$56,368

During the three months ended September 30, 2012, the Company removed property, plant and equipment and the associated accumulated depreciation of approximately $21.9 million to reflect the retirement of property, plant and equipment that was fully depreciated and no longer in service.

10. Other Assets

Other assets include (in thousands):

	As of September 30, 2012	As of December 31, 2011
Prepaid bandwidth and backbone services	$6,847	$7,373
Cost basis investment (Gaikai)	—	1,444
Gaikai escrow balance receivable	1,237	—
Vendor deposits and other	952	1,384
Deferred expenses	175	253

Total other assets	$9,211	$10,454

In May 2010, the Company made a strategic investment in Gaikai Inc. (Gaikai), a private cloud-based gaming technology company that allows users to play major PC and console games through a web browser. In June 2012, Sony Computer Entertainment Inc. (Sony) entered into a definitive agreement to acquire Gaikai for approximately $380 million. In August 2012, Sony completed its acquisition of Gaikai and the Company recorded a gain on sale of its cost basis investment in Gaikai of $9.4 million which has been reflected in other income (expense) in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012. The carrying value of the Gaikai cost basis investment as of the sale date was approximately $2.0 million. The aggregate selling price was $11.4 million consisting of $10.2 million of cash received and $1.2 million held in escrow for a period of up to 15 months to cover any potential indemnification claims. As of September 30, 2012, the Company is not aware of any potential indemnification claims and has recorded a long term receivable of $1.2 million which is included in other assets in the accompanying condensed consolidated balance sheets.

11. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Accrued compensation and benefits	$4,904	$4,421
Accrued cost of revenue	2,307	3,027
Accrued legal fees	1,426	1,507
Non income taxes payable	539	633
Customer deposits	418	847
Contingent consideration liability	58	152
Other accrued expenses	2,127	2,608

Total other current liabilities	$11,779	$13,195

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Deferred rent	$3,664	$3,352
Contingent consideration liability	—	842

Total other long-term liabilities	$3,664	$4,194

13. Contingencies

Akamai Litigation

In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that the Company was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, United States Patent No. 6,553,413 (the ’413 patent) and United States Patent No. 6,108,703 (the ’703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent United States Patent No. 7,103,645 (the ’645 patent). In February 2008, a jury returned a verdict in this lawsuit, finding that the Company infringed four claims of the ’703 patent at issue and rejecting the Company’s invalidity defenses for the period April 2005 through December 31, 2007. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages. In addition, the jury awarded prejudgment interest which the Company estimated to be $2.6 million at December 31, 2007. The Company recorded an aggregate $48.1 million as a provision for litigation as of December 31, 2007. During the year ended December 31, 2008, the Company estimated its revenue from alleged infringing methods totaled approximately 25% of total revenue. The Company recorded a potential additional provision for litigation totaling $15.5 million, plus additional interest of $2.0 million, for the year ended December 31, 2008. The total provision for litigation at December 31, 2008 was $65.6 million.

On July 1, 2008, the court denied the Company’s Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding the Company’s equitable defenses. The court conducted a bench trial in November 2008 regarding the Company’s equitable defenses. The Company also filed a motion for reconsideration of the court’s earlier denial of the Company’s motion for JMOL. The Company’s motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp., released after the court denied the Company’s initial motion for JMOL. On April 24, 2009, the court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ’703 patent and that the Company was entitled to JMOL. Based upon the court’s April 24, 2009 order, the Company reversed the $65.6 million provision for litigation previously recorded for this lawsuit as the Company no longer believed that payment of any amounts represented by the litigation provision was probable. The court entered final judgment in favor of the Company on May 22, 2009, and Akamai filed its notice of appeal of the court’s decision on May 26, 2009. On December 20, 2010, the Court of Appeals for the Federal Circuit issued its opinion affirming the trial court’s entry of judgment in the Company’s favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the trial court’s entry of judgment in the Company’s favor, and reinstated the appeal.

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The court stated that the trial court correctly determined that the Company did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The court also held that the Company did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that the Company induced its customers to infringe Akamai’s patent under the court’s new legal standard. The Company will file a petition to appeal this sharply divided Court of Appeals decision to the Supreme Court and will seek to stay any proceedings at the trial court until the Supreme Court rules on that petition. The Company believes that the Court of Appeal’s new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as the Company has successfully shown that it does not directly infringe Akamai’s patent, the Company firmly believes that it ultimately would be successful in showing that it does not infringe Akamai’s patent under the majority’s new induced infringement theory, and it will continue to vigorously defend against the allegation. The Company does not believe a loss is probable and therefore no provision for this lawsuit is recorded in the Company’s financial statements.

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

14. Net Income (Loss) per Share

The Company calculates basic and diluted earnings per weighted average share based on net income (loss). The Company uses the weighted-average number of common shares outstanding during the period for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of convertible stock options and restricted stock units (RSUs) in the weighted-average number of common shares outstanding. Net income (loss) from continuing operations is utilized in determining whether potential common shares are dilutive or antidilutive for purposes of computing diluted net income (loss) per share.

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss from continuing operations	$(610)	$(6,402)	$(19,744)	$(24,071)
Net (loss) income from discontinued operations	(218)	11,420	(918)	5,336

Net (loss) income available to common stockholders	$(828)	$5,018	$(20,662)	$(18,735)

Basic weighted average common shares	99,359	113,662	102,123	110,231

Basic weighted average common shares	99,359	113,662	102,123	110,231
Dilutive effect of stock options and restricted stock units	—	—	—	—

Diluted weighted average common shares	99,359	113,662	102,123	110,231

Basic and diluted net income (loss) per share:
Continuing operations	$(0.01)	$(0.06)	$(0.19)	$(0.22)
Discontinued operations	0.00	0.10	(0.01)	0.05

Basic and diluted net income (loss) per share	$(0.01)	$0.04	$(0.20)	$(0.17)

For the three months ended September 30, 2012 and 2011, outstanding options and restricted stock units of approximately 2.2 million and 3.4 million, respectively, were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive.

For the nine months ended September 30, 2012 and 2011, outstanding options and restricted stock units of approximately 2.2 million and 4.7 million, respectively, were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive.

15. Stockholders’ Equity

Common Stock

On May 3, 2012, the Company announced a second common stock repurchase plan that authorized the Company to repurchase up to $15 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through December 15, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the three months ended September 30, 2012, the Company purchased and cancelled approximately 1.2 million shares under the second repurchase plan. During the period May 3, 2012 through August 9, 2012, the Company purchased and cancelled approximately 5.7 million shares of common stock for approximately $15.0 million ($15.1 million including commissions) under the second repurchase plan. The Company’s second repurchase plan is complete.

On September 12, 2011, the Company’s board of directors approved a repurchase plan that authorized the Company to purchase up to $25 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. During the nine months ended September 30, 2012, the Company purchased and cancelled approximately 0.3 million shares under the initial repurchase plan. During the period September 12, 2011 through March 12, 2012, the Company repurchased and cancelled approximately 9.7 million shares of common stock for approximately $25.0 million ($25.2 million including commissions) under the initial repurchase plan. The Company’s initial repurchase plan is complete.

On October 29, 2012, the Company’s Board of Directors authorized a new $10 million share repurchase plan.

16. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation expense by type of award:
Stock options	$1,766	$2,424	$5,540	$7,308
Restricted stock awards and units	1,897	565	5,295	4,386

Total share-based compensation expense	$3,663	$2,989	$10,835	$11,694

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Effect of share-based compensation expense on statement of operations by categories:
Cost of services	$604	$514	$1,595	$1,805
General and administrative expense	1,571	1,093	4,638	4,133
Sales and marketing expense	836	695	2,502	2,932
Research and development expense	652	687	2,100	2,824

Total cost related to share-based compensation expense	$3,663	$2,989	$10,835	$11,694

Unrecognized share-based compensation expense totaled approximately $21.1 million at September 30, 2012, of which approximately $12.6 million related to stock options and approximately $8.5 million related to restricted stock awards. The Company currently expects to recognize share-based compensation expense of approximately $3.6 million during the remainder of 2012, $9.2 million in 2013 and the remainder thereafter based upon the scheduled vesting of the stock options, restricted stock awards and units outstanding at September 30, 2012.

17. Related Party Transactions

The Company leases office space to an entity in which a member of its board of directors has an ownership interest. During the three and nine months ended September 30, 2012, the Company invoiced this entity approximately $0 and $15,640, respectively, for office space rental. During the three and nine months ended September 30, 2011, the Company invoiced this entity approximately $22,478 and $52,807, respectively, for office space rental.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive officers and board of directors. Revenue derived from related parties was approximately 1% of total revenue for the three and nine months ended September 30, 2012 and 2011.

Total outstanding accounts receivable from all related parties as of September 30, 2012 and December 31, 2011 was approximately $1.0 million and $0.4 million, respectively.

18. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space and office equipment which expire through 2019. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of September 30, 2012 are as follows (in thousands):

2012	$1,003
2013	3,531
2014	2,922
2015	2,670
2016 and thereafter	6,088

Total minimum payments	$16,214

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and Internet service providers, or ISPs. The following summarizes minimum commitments as of September 30, 2012 (in thousands):

2012	$11,254
2013	31,294
2014	21,116
2015	15,519
2016 and thereafter	3,639

Total minimum payments	$82,822

Capital Leases

The Company leases equipment under capital lease agreements which extend through 2016. As of September 30, 2012 and December 31, 2011, the outstanding balance for capital leases was approximately $2.6 million and $3.9 million, respectively. As of September 30, 2012 and December 31, 2011, the Company has recorded assets under capital lease obligations of approximately $5.3 million and $5.3 million, respectively. Related accumulated amortization totaled approximately $2.6 million and $1.4 million, respectively, as of September 30, 2012 and December 31, 2011. The assets acquired under capital leases and the related accumulated amortization is included in property and equipment, net in the condensed consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the condensed consolidated statements of operations. Interest expense related to capital leases was approximately $40,000 and $57,000, respectively, for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, interest expense related to capital leases was approximately $136,000 and $131,000, respectively.

Future minimum capital lease payments at September 30, 2012 are as follows (in thousands)

2012	$461
2013	1,377
2014	498
2015	238
2016 and thereafter	138

Total	2,712
Amounts representing interest	(160)

Present value of minimum lease payments	$2,552

19. Income taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense (benefit) from continuing operations for the nine months ended September 30, 2012 and 2011 was approximately $0.3 million and ($1.3) million, respectively. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to the Company providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the quarter.

The Company files U.S. federal, U.S. state, and foreign income tax returns. For U.S. federal, and in general for U.S. state tax returns, the fiscal 2009 through fiscal 2011 tax years remain open for examination by tax authorities. As of September 30, 2012, the Company is not under any Federal examination.

20. Concentrations

For both the three and nine months ended September 30, 2012 Netflix, Inc. (Netflix) represented approximately 11% of the Company’s total revenue. For the three and nine months ended September 30, 2011 Netflix represented approximately 12% and 11% respectively, of the Company’s total revenue.

Revenue from sources outside North America totaled approximately $14.4 million and $13.5 million, for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, revenue from sources outside of North America totaled approximately $42.1 million and $38.2 million, respectively.

During the three and nine months ended September 30, 2012, the Company had two countries, Japan and the United States that accounted for 10% or more of the Company’s total revenues. No single country outside of the United States accounted for 10% or more of the Company’s total revenues during the three and nine months ended September 30, 2011.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Domestic revenue	$30,622	$28,811	$91,632	$87,068
International revenue Asia Pacific	8,069	7,345	22,268	18,982
International revenue EMEA	6,310	6,196	19,865	19,263

Total revenue	$45,001	$42,352	$133,765	$125,313

The following table sets forth long-lived assets by geographic area (in thousands):

	As of September 30, 2012	As of December 31, 2011
Domestic long-lived assets	$41,755	$49,831
International long-lived assets	13,302	15,744

Total long-lived assets	$55,057	$65,575

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

As of September 30, 2012 and December 31, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include money market funds, commercial paper, corporate notes and bonds and U.S. Government Agency Bonds, and publicly traded stocks, which are classified as either cash and cash equivalents or marketable securities. The Company also has acquisition-related contingent consideration which is classified as a current liability on the Company’s condensed consolidated balance sheets.

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

The following is a summary of money market funds, marketable securities, other investment-related assets and current liabilities held at September 30, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$10,903	$—	$10,903	$—
Money market funds (2)	10,160	10,160	—	—
Corporate notes and bonds (1)	11,249	—	11,249	—

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper (1) (2)	3,699	—	3,699	—
Certificate of deposit (1)	2,742	—	2,742	—
Publicly traded common stock (1)	24	24	—	—

Total assets measured at fair value	$38,777	$10,184	$28,593	$—

Liabilities:
Acquisition related contingent consideration	$58	$—	$—	$58

Total liabilities measured at fair value	$58	$—	$—	$58

(1)	Classified in marketable securities
(2)	Classified in cash and cash equivalents

For the nine months ended September 30, 2012, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the nine months ended September 30, 2012, the Company had net unrealized losses of approximately $16,000.

The fair value measurement for the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The progressions of the Company’s Level 3 instruments for the nine months ended September 30, 2012 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2012	$994
Adjustment to fair value of AcceloWeb contingent consideration	(842)
Payment of contingent consideration	(94)

Balance at March 31, 2012	$58
Adjustment to fair value of AcceloWeb contingent consideration	—
Payment of contingent consideration	—

Balance at June 30, 2012	$58
Adjustment to fair value of AcceloWeb contingent consideration	—
Payment of contingent consideration	—

Balance at September 30, 2012	$58

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

The Company did not estimate the fair value of its cost basis investment at December 31, 2011 because the Company did not identify any events or circumstances that would have a significant adverse effect on the fair value of the investment. Determining fair value is not practicable because the entity in which the Company made the investment is not a publically traded company and information necessary to determine fair value is not available.

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

We provide services to customers that we believe view Internet, mobile and social initiatives as critical to their success, including traditional and emerging media companies, or content publishers, operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries, as well as enterprises, technology companies and government entities conducting business online. We provide services to customers in North America, EMEA and the Asia Pacific region. As of September 30, 2012, we had 1,493 customers worldwide.

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

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in our on-going patent litigation with Akamai. The court stated that the trial court correctly determined that we did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The court also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the court’s new legal standard. Just as we have successfully shown that we do not directly infringe Akamai’s patent, we firmly believe that we ultimately would be successful in showing we do not infringe Akamai’s patent under the majority’s new induced infringement theory, and we will continue to vigorously defend against the allegation. We do not believe a loss is probable and therefore no provision for this lawsuit is recorded in our financial statements. For additional information, please see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

In May 2012, our board of directors approved a second common stock repurchase plan in compliance with Rules 10b-18 and 10b5-1 of the Exchange Act that authorized us to repurchase up to $15 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through December 15, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the three months ended September 30, 2012, we repurchased and cancelled approximately 1.2 million shares at an average price per share of approximately $2.63 per share under the second repurchase plan. The price range of the shares repurchased was between $2.46 and $2.75 per share. The total amount expended was approximately $3.1 million ($3.2 million including commissions) under the second repurchase plan. During the nine months ended September 30, 2012, we purchased and cancelled approximately 5.7 million shares of common stock for approximately $15.0 million ($15.1 million including commissions) under the second repurchase plan. Our second stock repurchase plan is now complete.

In May 2010, we made a strategic investment in Gaikai Inc. (Gaikai), a private cloud-based gaming technology company that allows users to play major PC and console games through a web browser. In August 2012, Sony Computer Entertainment Inc. (Sony) completed its acquisition of Gaikai and we recorded a gain on sale of our cost basis investment in Gaikai of $9.4 million which has been reflected in other income (expense) in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012. The carrying value of the Gaikai cost basis investment as of the sale date was approximately $2.0 million. The aggregate selling price was $11.4 million consisting of $10.2 million of cash received and $1.2 million held in escrow for a period of up to 15 months to cover any potential indemnification claims. As of September 30, 2012, we are not aware of any potential indemnification claims and have recorded a long term receivable of $1.2 million which is included in other assets in the accompanying condensed consolidated balance sheets.

Traffic on our network and our VAS offerings continued to grow during the three month period ended September 30, 2012. This traffic growth was primarily the result of growth in the traffic delivered to existing customers and to a lesser extent to new customers. Our content delivery revenue is generated by charging for traffic delivered. While our traffic continued to grow, our CDN revenue decreased approximately $0.7 million during the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011. The decrease was primarily due to lower reseller revenue and other non-traffic related revenue. In addition, we saw the rate of traffic growth accelerate; however we also saw an increase in price-compression. During the three month period ended September 30, 2012, all of our revenue growth was attributable to our VAS. During 2011, we added new customers through new business and through our business acquisitions, and we also elected not to renew some customers. During the three month period ended September 30, 2012, we continued to add new customers, experienced some attrition and elected not to renew some customers as we continue to focus on customer quality. During the three month period ended September 30, 2012, we averaged 1.8 products per customer. For new customers added during the quarter we averaged 2.2 products. We continue to have success selling new products to our existing customer base.

Our international revenue continued to grow during the three month period ended September 30, 2012, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2011, revenue derived from customers outside of North America accounted for approximately 30% of our total revenue. For the year ended December 31, 2011, we derived approximately 50% of our international revenue from EMEA and approximately 50% of our international revenue from Asia Pacific. During 2011, no single country outside of the United States accounted for 10% or more of our total revenues.

For the three months ended September 30, 2012 and 2011, revenue derived from customers outside of North America accounted for approximately 32% of our total revenue. For the three months ended September 30, 2012 and 2011, we derived approximately 44% and 46%, respectively, of our international revenue from EMEA and approximately 56% and 54%, respectively, of our international revenue from Asia Pacific.

For the nine months ended September 30, 2012 and 2011, approximately 31% of our total revenues were derived from our operations located outside of North America. For the nine months ended September 30, 2012 and 2011, we derived approximately 47% and 50%, respectively, of our international revenue from EMEA and approximately 53% and 50%, respectively, of our international revenue from Asia Pacific. During the three and nine months ended September 30, 2012, we had two countries, Japan and the United States that accounted for 10% or more of our total revenues. No single country outside of the United States accounted for 10% or more of our total revenues during the three and nine months ended September 30, 2011. We expect our foreign revenue to continue to increase in absolute dollars in 2012. Our business is managed as a single segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2011, sales to our top 10 customers accounted for approximately 34% of our total revenue, and we had one customer, Netflix, Inc. (Netflix), which represented more than 10% of our total revenue. For the year ended December 31, 2011, Netflix represented approximately 11% of our total revenue. For the three month periods ended September 30, 2012 and 2011, sales to our top 10 customers accounted for approximately 35% of our total revenue. During each of those periods, we had one customer, Netflix who represented more than 10% of our total revenue. During those periods, Netflix represented approximately 11% and 12%, respectively, of our total revenue. For the nine month periods ended September 30, 2012 and 2011, sales to our top 10 customers accounted for approximately 32% and 34%, respectively, of our total revenue. During each of those periods, we had one customer, Netflix who represented more than 10% of our total revenue. During those periods, Netflix represented approximately 11% of our total revenue. In 2012, we anticipate that our top 10 customer concentration levels will remain consistent with 2011. In the past, the customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services for resale to their end customers. Revenue generated from sales to reseller customers accounted for approximately 4% of our total revenue for the year ended December 31, 2011. For the three and nine months ended September 30, 2012, revenue generated from sales to reseller customers accounted for approximately 3% of our total revenue. For the three and nine months ended September 30, 2011, revenue generated from sales to reseller customers accounted for approximately 4% of our total revenue.

In addition to these revenue-related business trends, our cost of revenue increased in absolute dollars and decreased as a percentage of our total revenue for the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011. The increase in absolute dollars was primarily due to increased payroll and related employee costs for our consulting services personnel, operations personnel who are responsible for monitoring and managing our network and delivering our VAS.

For the nine month period ended September 30, 2012, our cost of revenue increased in absolute dollars and decreased as a percentage of our total revenue compared to the nine month period ended September 30, 2011. The increase in absolute dollars was primarily due to increased payroll and related employee costs for our operations personnel who are responsible for monitoring and managing our network and delivering our VAS, increased professional fees and increases in other costs associated with the delivery of our services as well as additional fees and licenses. These increases were offset by decreased bandwidth and co-locations costs which were primarily due to lower transit costs, offset by an increase in paid peering.

We enter into contracts with third party network and data center providers, with terms typically ranging from several months to several years. Our contracts related to transit bandwidth provided by network operators generally commit us to pay either a fixed monthly fee or monthly fees plus additional fees for bandwidth usage above a specified level. We entered into an agreement with Global Crossing Ltd. (Global Crossing) in January 2009 for use of private lines for additional bandwidth and backbone services with a term of four years from installation. We executed subsequent amendments in September 2009, March 2011 and January 2012 for additional bandwidth and backbone services. The agreement and subsequent amendments required substantial prepayment for such services, and the amendments extended the original term for some services through June 2014. In addition to purchasing services from communications providers, we connect directly to approximately 600 broadband Internet service providers (ISPs), generally without either party paying the other. This industry practice, known as settlement free peering, benefits us by allowing us to place content objects directly on user access networks, which helps us provide higher performance delivery for our customers and eliminate paying transit bandwidth fees to network operators. This practice also benefits the ISP and its customers by allowing them to receive improved content delivery through our local servers and eliminate the cost of transit bandwidth associated with delivery receipt of the traffic. We do not consider these relationships to represent the culmination of an earnings process. Accordingly, we do not recognize as revenue the value to the ISPs associated with the use of our servers nor do we recognize as expense the value of the bandwidth received at discounted or no cost. These peering relationships are mutually beneficial and are not contractual commitments. In addition to settlement free peering, we incur costs for non-settlement free peering as well as costs associated with connecting to the ISPs.

During 2011, we continued to reduce our network transit bandwidth delivery costs per gigabyte transferred by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions from our existing suppliers associated with higher purchase commitments. We anticipate our overall transit bandwidth delivery costs will decrease in absolute dollars as a result of expected reductions in bandwidth costs per unit. In addition, during 2011, we entered into relationships for fixed price paid peering ports that we anticipate will assist in cost management as we continue to increase the volume of traffic moving through our global computing platform. We expect that our overall transit bandwidth delivery costs as a percentage of our total revenue will decrease slightly in 2012 compared to 2011.

For the three month period ended September 30, 2012, operating expenses increased in absolute dollars and increased as a percentage of revenue compared to the three month period ended September 30, 2011. This increase was primarily due to increased sales and marketing expenses, increased research and development costs and increased general and administrative expenses. The increase in sales and marketing expenses was primarily due to increased payroll and related employee costs, due to increased staffing, increased professional fees, primarily for consulting and recruiting fees, and increased costs associated with our website design. The increase in research and development costs was primarily due to increased payroll and related employee costs due to increased staffing. The increase in general and administrative expenses was primarily due to increased professional fees, primarily for outside consulting related to strategic planning for 2013 and beyond, and for legal fees related to intangible property and other corporate legal matters and an increase in stock-based compensation. These increases were off-set by decreases in payroll and related employee costs, and in litigation expenses.

For the nine month period ended September 30, 2012, operating expenses increased in absolute dollars and increased as a percentage of revenue compared to the nine month period ended September 30, 2011. This increase was primarily due to increased sales and marketing expenses, increased research and development costs, increased general and administrative expenses, and increased non-network related depreciation and amortization. The increase in sales and marketing expenses was primarily due to increased payroll and related employee costs, due to increased staffing, increased travel, increased professional fees and increased facility and facility-related costs, offset by a decrease in share-based compensation. The increase in research and development costs was primarily due to increased payroll and related employee costs due to increased staffing. The increase in general and administrative expenses was primarily due to increased professional fees, primarily due to increased consulting and outside professional services, legal fees associated with intellectual property and general corporate legal matters, and recruiting costs. The increase in non-network related depreciation and amortization was primarily due to increased amortization of intangible assets from our business acquisitions as well as increased general and administrative depreciation and amortization.

We make our capital investment decisions based upon evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2009, 2010 and 2011 we made capital purchases of $20.4 million, $33.5 million and $30.4 million, respectively, which represented 16%, 22% and 18%, respectively, of our total revenue. For the nine month periods ended September 30, 2012 and 2011, we made capital investments of $17.4 million and $26.9 million, respectively, which represented 13% and 21%, respectively, of our total revenue. We expect to have ongoing capital expenditure requirements as we continue to invest in, refresh and expand our global computing platform and support our VAS. For 2012, we anticipate making aggregate capital expenditures of approximately 9% to 11% of our total revenue.

We occasionally generate revenue from certain customers that are entities related to certain of our executive officers and directors. For the year ended December 31, 2011 revenue derived from these related parties was less than 1% of our total revenue. For the three and nine month periods ended September 30, 2012, revenue generated from related parties was approximately 1% of our total revenue.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. During the three months ended September 30, 2012, there have been no significant changes in our critical accounting policies.

Results of Continuing Operations

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Revenue

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Revenue	$45,001	$42,352	$2,649	6%	$133,765	$125,313	$8,452	7%

Revenue increased 6%, or $2.6 million, to $45.0 million for the three months ended September 30, 2012 as compared to $42.4 million for the three months ended September 30, 2011. The increase in revenue for the three month period ended September 30, 2012 compared to the same period in the prior year was attributable to an increase in our VAS revenue of approximately $3.4 million. Our VAS revenue, which collectively refers to our mobility, web and video content management, web application acceleration, cloud storage and consulting revenue, includes revenue from the date of acquisition of Delve Networks, Inc. (Delve), Clickability, Inc. (Clickability) and AcceloWeb, (IL) Ltd. (AcceloWeb). The increase in VAS revenue was primarily attributable to increases in our video publishing and web content management product offerings. The increase in VAS revenue was offset by a decrease in our content delivery services revenue. During the three month period ended September 30, 2012, we continued to increase the amount of traffic moving through our network; however, our content delivery services revenue decreased approximately $0.7 million. The decrease was primarily due to lower reseller revenue and other non-traffic related revenue. In addition, we saw the rate of traffic growth accelerate; however we also saw an increase in price-compression.

For the nine month period ended September 30, 2012, total revenues increased 7%, or $8.5 million, to $133.8 million as compared to $125.3 million for the nine months ended September 30, 2011. The increase in revenue for the nine month period ended September 30, 2012 compared to the same period in the prior year was primarily attributable to an increase in our VAS revenue of approximately $11.9 million. The increase in VAS revenue was primarily attributable to increases in our web content management, video publishing and cloud storage revenue. The increase in VAS revenue was offset by a decrease in our content delivery services revenue of approximately $3.4 million. Of this decrease, approximately $1.8 million was due to a reduction in our network pop-build and license revenue from Microsoft Corporation (Microsoft).

As of September 30, 2012, we had approximately 1,493 customers compared to approximately 1,602 as of September 30, 2011.

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

Cost of Revenue

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Cost of revenue	$28,283	$27,278	$1,005	4%	$83,177	$81,920	$1,257	2%

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

Cost of revenue increased 4%, or $1.0 million, to $28.3 million for the three months ended September 30, 2012 as compared to $27.3 million for the three months ended September 30, 2011. This increase was primarily due to an increase in payroll and related employee costs of approximately $0.7 million, primarily due to increased salaries and bonus accrual. Other costs increased approximately $0.2 million, primarily due to an increase in fees and licenses of $0.1 million and an increase in other employee costs of $0.1 million. In addition, we had an increase in professional fees of approximately $0.1 million, and an increase in royalty expenses of approximately $0.1 million. These increases were offset in part by a decrease in bandwidth and co-location fees of $0.1 million and a decrease in travel and travel related expenses of approximately $0.1 million. In addition, cost of revenue share-based compensation expense increased $0.1 million during the three month period ended September 30, 2012 compared to the same period of the prior year.

For the nine months ended September 30, 2012, cost of revenue increased 2%, or $1.3 million, to $83.2 million as compared to $81.9 million for the nine months ended September 30, 2011. This increase was primarily due to an increase in payroll and related employee costs of approximately $1.8 million primarily associated with increased salaries and bonus accrual, increased professional fees of approximately $0.5 million, consisting of approximately $0.4 million of consulting fees and approximately $0.1 million of recruiting fees, an increase in travel costs of approximately $0.1 million, and an increase in other costs of approximately $1.0 million. The increase in other costs was primarily due to $0.4 million of other costs associated with the delivery of our services and increased fees and licenses of approximately $0.4 million. These increases were offset by a decrease of approximately $2.0 million in bandwidth and co-location fees, which was the result of increased peering costs of approximately $2.1 million, offset by a reduction of approximately $4.1 million in transit and co-location fees. For the nine month period ended September 30, 2012 share-based compensation expense decreased $0.2 million compared to the same period of the prior year.

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Bandwidth and co-location fees	$14.0	$14.1	$40.9	$42.9
Depreciation — network	7.0	7.0	21.0	21.0
Payroll and related employee costs	4.6	3.9	13.4	11.6
Share-based compensation	0.6	0.5	1.6	1.8
Professional fees and outside services	0.4	0.3	1.2	0.7
Royalty expenses	0.3	0.2	0.7	0.6
Travel and travel-related expenses	0.2	0.3	0.8	0.7
Other costs	1.2	1.0	3.6	2.6

Total cost of revenues	$28.3	$27.3	$83.2	$81.9

We anticipate cost of revenue will increase in 2012 compared to 2011, which will include a full year of expenses from our business acquisitions. In 2012, we expect to deliver more traffic on our network, which would result in higher expenses associated with increased bandwidth and peering costs to support increased traffic compared to 2011; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment will decrease in 2012 compared to 2011. Additionally, in 2012 we expect an increase in payroll and related costs compared to 2011, as we continue to make investments in our content delivery network to service our customer base as well as increase our VAS personnel. We expect that share-based compensation expense will decrease in 2012 compared to 2011.

General and Administrative

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
General and administrative	$8,757	$8,416	$341	4%	$25,130	$23,498	$1,632	7%

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

General and administrative expenses increased 4%, or $0.3 million, to $8.7 million for the three month period ended September 30, 2012 as compared to $8.4 million for the three month period ended September 30, 2011. This increase was primarily due to an increase in professional fees of $0.7 million, primarily for outside consulting fees related to strategic planning for 2013 and beyond, and for legal fees related to intangible property and other corporate legal matters. In addition, our stock-based compensation increased $0.5 million. These increases were off-set by a decrease in payroll and related employee costs of $0.5 million, primarily due to a severance payment that was made in the third quarter of 2011 and a decrease in litigation expenses of $0.4 million. Additionally, we had a decrease in bad debt of $0.1 million, and a decrease in travel and travel-related expenses of $0.1 million. Other expenses increased $0.2 million, primarily due to increased fees, licenses and non-income taxes, and to a lesser extent increased facilities and facility related costs. Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses, office supplies and property taxes.

For the nine months ended September 30, 2012, general and administrative expenses increased 7%, or $1.6 million, to $25.1 million as compared to $23.5 million for the nine months ended September 30, 2011. The increase in general and administrative expenses for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011 was primarily due to an increase in professional fees of $1.9 million which was due to increased consulting and outside professional services of $1.1 million, legal fees related to intellectual property matters of $0.4 million, increased general legal fees of approximately $0.3 million, as well as increased recruiting fees of approximately $0.3 million, offset by lower legal fees associated with business acquisitions of approximately $0.2 million. In addition, our stock-based compensation increased $0.5 million, and bad debt expense increased $0.2 million. These increases were offset by a decrease in payroll and payroll-related costs of $0.1 million, and a decrease in travel and travel-related costs of $0.1 million. Other costs increased $0.1 million which was primarily due to increased facilities and facilities-related costs of $0.5 million, primarily due to our relocation to our new worldwide headquarters in Tempe, Arizona in April 2011, and increased fees, licenses and non-income taxes of $0.5 million, off-set by the reversal of previously recorded contingent consideration for which we no longer believe that payment is probable of approximately $0.8 million and reduced office supplies of approximately $0.2 million. Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses and property taxes.

Additionally, general and administrative share-based compensation expense increased $0.5 million for the three and nine month periods ended September 30, 2012 compared to the prior year.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Professional fees	2.3	1.6	6.1	4.2
Payroll and related employee costs	2.0	2.5	6.9	7.0
Share-based compensation	1.6	1.1	4.6	4.1
Bad debt expense	0.2	0.3	1.1	0.9
Litigation expenses	0.1	0.5	0.2	1.1
Travel and travel-related expenses	0.1	0.2	0.5	0.6
Other expenses	2.4	2.2	5.7	5.6

Total general and administrative	$8.7	$8.4	$25.1	$23.5

In 2012, we expect our general and administrative expenses to increase in absolute dollars and remain consistent as a percentage of revenue compared to 2011. In 2012, which will include a full year of expenses from our business acquisitions, we expect increased professional fees; increased costs and fees associated with intellectual property and, increased facility costs compared to 2011. We expect that these increases will be offset by lower litigation costs in 2012 compared to 2011. We expect that share-based compensation expense will decrease as a percentage of revenue in 2012 compared to 2011. In 2013, we expect our general and administrative expense to decrease as a percentage of our revenue compared to 2012, as we expect our costs to grow slower than our total revenue.

Sales and Marketing

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Sales and marketing	$11,037	$9,176	$1,861	20%	$34,431	$29,903	$4,528	15%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees, travel and travel-related expenses and advertising and promotional expenses.

Sales and marketing expenses increased 20%, or $1.8 million, to $11.0 million for the three month period ended September 30, 2012 compared to $9.2 million for the three month period ended September 30, 2011. The increase in sales and marketing expenses was primarily due to an increase in payroll and related employee costs of $0.7 million, primarily due to increased salaries and benefits due to increased staffing, an increase in professional fees and outside services of $0.4 million, primarily for consulting and recruiting fees, an increase in travel and travel-related expenses of $0.1 million, an increase in marketing expenses of $0.1 million and an increase in other costs of $0.4 million. The increase in other costs was primarily due to increased facility and facility-related costs, costs associated with our website design, increased fees and licenses and increased office supplies. In addition share-based compensation for sales and marketing personnel increased $0.1 million.

For the nine months ended September 30, 2012, sales and marketing expenses increased 15%, or $4.5 million, to $34.4 million as compared to $29.9 million for the nine months ended September 30, 2011. The increase in sales and marketing expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to an increase in payroll and related employee costs of $2.8 million, primarily due to increased salaries and benefits of $1.9 million, and to a lesser extent increased variable compensation costs of $0.9 million, an increase in travel and travel-related expenses of $0.8 million, an increase in professional fees of $0.4 million, primarily for consulting, outside services and recruiting fees, and an increase in other costs of $1.0 million. The increase in other costs was primarily due to increased facility and facility-related costs, fees and licenses, office supplies and costs associated with our website design. These increases were offset by a decrease in marketing expenses of $0.1 million. Additionally, sales and marketing share-based compensation expense decreased $0.4 million for the nine month period ended September 30, 2012 compared to the same period of the prior year.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Payroll and related employee costs	$6.5	$5.8	$20.8	$18.0
Travel and travel-related expenses	0.9	0.8	3.1	2.3
Share-based compensation	0.8	0.7	2.5	2.9
Professional fees and outside services	0.7	0.3	1.5	1.1
Marketing programs	0.6	0.5	1.8	1.9
Other expenses	1.5	1.1	4.7	3.7

Total sales and marketing	$11.0	$9.2	$34.4	$29.9

We anticipate our sales and marketing expense will increase in 2012 in both absolute dollars and as a percentage of revenue compared to 2011. In 2012, we anticipate that the increase in absolute dollars, which will include a full year of expenses from our business acquisitions, will be due to an expected increase in salaries and related employee costs for our sales and marketing personnel, primarily due to increased staffing and increased variable compensation, an increase in travel and travel-related expenses, and increases in facility and facility-related expenses for our sales and marketing personnel compared to 2011. We expect that share-based compensation expense in 2012 will remain consistent with 2011 as a percentage of revenue.

Research and Development

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Research and development	$4,956	$4,360	$596	14%	$15,108	$12,554	$2,554	20%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 14%, or $0.6 million, to $5.0 million for the three month period ended September 30, 2012 as compared to $4.4 million for the three month period ended September 30, 2011. The increase in research and development expenses was primarily due to an increase of $0.4 million in payroll and related employee costs, and increases in professional fees of $0.2 million and other costs of $0.1 million. The increase in payroll and related employee costs was primarily due to our hiring of additional network and software engineering personnel. The increase in professional fees was due to increased consulting costs and recruiting fees. Other expenses include such items as telephone, fees and licenses, office supplies and other employee costs.

For the nine months ended September 30, 2012, research and development expenses increased 20%, or $2.5 million, to $15.1 million for the nine months ended September 30, 2012 as compared to $12.6 million for the nine month period ended September 30, 2011. The increase in research and development expenses was primarily due to an increase of $2.8 million in payroll and related employee costs and increases in professional fees of $0.1 million, travel and travel related costs $0.1 million and in other costs of $0.2 million. The increase in payroll and related employee costs was primarily due to our hiring of additional network and software engineering personnel. Other expenses include such items as telephone, fees and licenses, office supplies and other employee costs. Additionally, research and development share-based compensation expense decreased $0.7 million for the nine month period ended September 30, 2012 compared to the same period of the prior year.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Payroll and related employee costs	$3.7	$3.3	$11.3	$8.5
Share-based compensation	0.7	0.7	2.1	2.8
Professional fees and outside services	0.3	0.1	0.7	0.6
Travel and travel-related expenses	0.1	0.2	0.4	0.3
Other expenses	0.2	0.1	0.6	0.4

Total research and development	$5.0	$4.4	$15.1	$12.6

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

Depreciation and Amortization (Operating Expenses)

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Depreciation and amortization	$1,481	$1,499	$(18)	(1)%	$4,329	$3,254	$1,075	33%

Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Depreciation and amortization expenses remained constant at $1.5 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. For the three months ended September 30, 2012, amortization of intangibles was approximately $0.7 million.

For the nine months ended September 30, 2012, depreciation and amortization expenses increased 33%, or $1.0 million, to $4.3 million, as compared to $3.3 million for the nine months ended September 30, 2011. The increase in depreciation and amortization expense was due to an increase of approximately $0.6 million in amortization of intangibles acquired in business combinations, and to an increase general and administrative depreciation and amortization of approximately $0.5 million. For the nine months ended September 30, 2012, amortization of intangibles was approximately $2.1 million.

Based on our intangible assets at September 30, 2012, we expect amortization of other intangible assets to be approximately $0.7 million for the remainder of 2012, and $2.8 million, $2.1 million, $1.1 million and $0.3 million for fiscal years 2013, 2014, 2015 and 2016, respectively.

Interest Expense

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest expense	$40	$89	$(49)	(55)%	$136	$225	$(89)	(40)%

Interest expense decreased to $40,000 for the three month period ended September 30, 2012, as compared to $89,000 for the three month period ended September 30, 2011. Interest expense for the three month period ended September 30, 2012, was comprised of interest paid on capital leases. Interest expense for the three month period ended September 30, 2011, was comprised of interest paid on capital leases of approximately $57,000, the accretion of contingent consideration related to our business acquisition of AcceloWeb of approximately $19,000 and bank fees of approximately $13,000.

For the nine months ended September 30, 2012, interest expense decreased to $136,000, as compared to $225,000 for the nine months ended September 30, 2011. Interest expense for the nine month period ended September 30, 2012, was primarily comprised of interest paid on capital leases. Interest expense for the nine month period ended September 30, 2011, was comprised of interest paid on capital leases of approximately $131,000, the accretion of contingent consideration related to our business acquisition of AcceloWeb of approximately $80,000 and bank fees of approximately $14,000.

As of September 30, 2012, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Interest income	$88	$186	$(98)	(53)%	$277	$624	$(347)	(56)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased $0.1 million to $0.1 million for the three months ended September 30, 2012, as compared to $0.2 million for the three months ended September 30, 2011. Interest income decreased $0.3 million, to $0.3 million for the nine months ended September 30, 2012, as compared to $0.6 million for the nine months ended September 30, 2011. The decrease in interest income during the three and nine month periods ended September 30, 2012 was primarily due to lower interest rates on our cash and marketable securities balances.

Other Income (Expense)

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Other income (expense)	$(551)	$(18)	$533	2,961%	$(582)	$17	$(599)	(3,524)%

Other expense was approximately $(0.6) million for three months ended September 30, 2012, as compared to $(18,000) for the three months ended September 30, 2011. Other expense for the three months ended September 30, 2012 and 2011, respectively, consists primarily of foreign currency transaction gains and losses.

For the nine months ended September 30, 2012, other expense was approximately $(0.6) million as compared to $17,000 other income for the nine months ended September 30, 2011. Other income (expense) for the nine months ended September 30, 2012 and 2011 consisted primarily of foreign currency transaction gains and losses.

Income Tax Expense

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Income tax expense (benefit)	$14	$(1,896)	$1,910	101%	$313	$(1,329)	$1,642	124%

Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from continuing operations for the three months ended September 30, 2012 and 2011 was $14,000 and ($1.9) million, respectively. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.

Loss from Discontinued Operations

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
		(in thousands)				(in thousands)
Income (loss) from discontinued operations	$(218)	$11,420	$(11,638)	(102)%	$(918)	$5,336	$(6,254)	(117)%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	an underwritten public offering of our common stock in March 2011;

•	borrowing on capital leases;

•	borrowing on credit facilities;

•	sale of EyeWonder and chors in September 2011;

•	sale of our cost basis investment in Gaikai in August 2012; and

•	cash generated by operations.

As of September 30, 2012, our cash, cash equivalents and marketable securities classified as current totaled $130.0 million. Included in this amount is approximately $4.4 million of cash and cash equivalents held outside the United States.

Operating Activities

Net cash provided by operating activities of continuing operations increased by $6.8 million, with net cash provided by operating activities of continuing operations equaling $8.0 million for the nine month period ended September 30, 2012, compared to net cash provided by operating activities of continuing operations of approximately $1.2 million for the nine month period ended September 30, 2011. The increase in operating cash flows from continuing operations in the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011 was primarily due to a larger net loss from continuing operations in 2011 compared to 2012 and to changes in operating assets and liabilities. Cash provided by operating activities of continuing operations related to changes in operating assets and liabilities was $0.4 million in the nine months ended September 30, 2012 compared to $8.7 million of cash used in the nine months ended September 30, 2011. The difference relates primarily to changes in accounts receivable, prepaid and other current assets, other assets, deferred revenue, other current liabilities and other long term liabilities during each period.

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

Investing Activities

Net cash used in investing activities of continuing operations was $8.1 million for the nine months ended September 30, 2012, compared to cash provided in investing activities of $25.0 million for the nine months ended September 30, 2011. Net cash used in investing activities was principally comprised of cash used for the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform, offset by cash generated from maturities of short-term marketable securities, cash collected on the DG receivable and proceeds from the sale of our investment in Gaikai.

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

On September 1, 2011, we sold EyeWonder and chors to DG for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million receivable. As of September 30, 2012, approximately $7.2 million of the receivable had been received from DG.

In May 2010, we made a strategic investment in Gaikai, a private cloud-based gaming technology company that allows users to play major PC and console games through a web browser. In June 2012, Sony entered into a definitive agreement to acquire Gaikai for approximately $380 million. In August 2012, we received approximately $10.2 million in proceeds from the sale of our investment in Gaikai and could potentially receive an additional $1.2 million depending upon the amount of indemnification claims made during the 15 month indemnification period.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. We anticipate making aggregate capital expenditures of approximately 9% to 11% of our total revenue in 2012.

Financing Activities

Net cash used in financing activities of continuing operations was approximately $18.0 million for the nine month period ended September 30, 2012, compared to $66.4 million of net cash provided by financing activities of continuing operations for the nine month period ended September 30, 2011. Net cash used in financing activities in the nine months ended September 30, 2012 related to payments made for the purchase of shares of our common stock under our stock repurchase plans of approximately $16.3 million, payments of employee tax withholdings related to restricted stock units of approximately $0.6 million and payments made on our capital lease obligations of approximately $1.3 million, offset by cash received from the exercise of stock options of $0.2 million.

Net cash provided by financing activities of continuing operations was $66.4 million for the nine months ended September 30, 2011 and related to proceeds from the public offering of our common stock of approximately $77.0 million and the exercise of stock options of $0.6 million, offset by payments made for the purchase of our common stock of approximately $9.2 million, employee tax withholdings related to restricted stock units of approximately $1.1 million and payments made on our capital lease obligations of approximately $1.0 million.

As of September 30, 2012, we had no outstanding debt other than the aforementioned capital leases.

In May 2012, our board of directors approved a second common stock repurchase plan in compliance with Rules 10b-18 and 10b-5-1 of the Exchange Act that authorizes us to repurchase up to $15 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through December 15, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the nine month period ended September 30, 2012, we purchased and cancelled approximately 5.7 million shares of common stock for approximately $15.0 million ($15.1 million including commissions) under the second repurchase plan. Our second stock repurchase plan is now complete.

On March 2, 2011, we completed an underwritten public offering of our common stock in which we sold and issued 11,500,000 shares of our common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, at a price to the public of $7.10 per share. The newly issued shares of common stock began trading on the Nasdaq Global Select Market on March 2, 2011. We raised a total of approximately $81.7 million in gross proceeds from the offering, or approximately $77.0 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.9 million and other offering costs of approximately $0.8 million.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth and computer rack space. These leases expire on various dates ranging from 2012 to 2019. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2012 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow in 2013.

The following table presents our contractual obligations and commercial commitments, as of September 30, 2012 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual obligations as of September 30, 2012	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$26,731	$17,153	$8,485	$1,093	$—
Rack space leases	56,091	19,099	30,896	6,095	1
Real estate leases	16,214	3,693	5,785	4,031	2,705

Total operating leases	99,036	39,945	45,166	11,219	2,706
Capital leases	2,712	1,649	865	198	—

Total commitments	$101,748	$41,594	$46,031	$11,417	$2,706

Off Balance Sheet Arrangements

As of September 30, 2012, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use Non-GAAP net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effects of share-based compensation, litigation expenses, amortization of intangibles, acquisition related expenses, gain on sales of cost basis investment and discontinued operations. We define EBITDA as GAAP net income (loss) before interest income, interest expense, gain on sales of cost basis investment, other income and expense, provision for income taxes, depreciation and amortization and discontinued operations. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for operational expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period. In addition, it should be noted that our performance-based executive officer bonus structure is tied closely to our performance as measured in part by certain non-GAAP financial measures.

In our November 1, 2012 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA and Adjusted EBITDA are not defined under United States GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with United States GAAP. Our Non-GAAP net loss, EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of GAAP Net (Loss) Income to Non-GAAP Net Loss

(In thousands)

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	June 30, 2011	September 30, 2012	September 30, 2011
GAAP net (loss) income	$(828)	$(9,828)	$5,018	$(13,935)	$(20,662)	$(18,735)
Share-based compensation	3,663	3,221	2,989	4,872	10,835	11,694
Litigation defense expenses	148	(31)	463	269	166	1,075
Acquisition related expenses	48	68	(41)	559	(372)	659
Amortization of intangibles	721	729	774	605	2,144	1,531
Gain on sale of cost basis investment	(9,420)	—	—	—	(9,420)	—
Loss (income) from discontinued operations	218	391	(11,420)	2,766	918	(5,336)

Non-GAAP net loss	$(5,450)	$(5,450)	$(2,217)	$(4,864)	$(16,391)	$(9,112)

Reconciliation of GAAP Net (Loss) Income to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	June 30, 2011	September 30, 2012	September 30, 2011
GAAP net (loss) income	$(828)	$(9,828)	$5,018	$(13,935)	$(20,662)	$(18,735)
Depreciation and amortization	8,451	8,634	8,534	8,520	25,313	24,262
Interest expense	40	46	89	100	136	225
Gain on sale of cost basis investment	(9,420)	—	—	—	(9,420)	—
Interest and other (income) expense	463	(139)	(168)	(286)	304	(641)
Income tax expense (benefit)	14	163	(1,896)	429	313	(1,329)
Loss (income) from discontinued operations	218	391	(11,420)	2,766	918	(5,336)

EBITDA	$(1,062)	$(733)	$157	$(2,406)	$(3,098)	$(1,554)
Share-based compensation	3,663	3,221	2,989	4,872	10,835	11,694
Litigation defense expenses	148	(31)	463	269	166	1,075
Acquisition related expenses	48	68	(41)	559	(372)	659

Adjusted EBITDA	$2,797	$2,525	$3,568	$3,294	$7,531	$11,874

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

We operate in North America, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2011 to assess the potential impact of fluctuations in exchange rates for all foreign denominated revenues and expenses. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2011 and the nine months ended September 30, 2012 would have been higher by approximately $3.0 million and $2.2 million, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.

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

In the previously filed financial statements included in our Form 10-Q for the period ended March 31, 2012 and the period ended June 30, 2012, we improperly classified cash collected from DG related to the sale of EyeWonder and chors as cash provided by operating activities of continuing operations in the unaudited Condensed Consolidated Statements of Cash Flows. The correction of the classification error resulted in a decrease to net cash provided by operating activities of continuing operations and a decrease to net cash used in investing activities of continuing operations of $5.8 million for the three months ended March 31, 2012. For the six months ended June 30, 2012, the correction of the classification error resulted in a decrease to net cash provided by operating activities of continuing operations and a decrease to net cash used in investing activities of continuing operations of $6.8 million. As a result of the error, we identified a material weakness in our system of internal controls over financial reporting with regard to evaluating the proper cash flow classification of cash collected from DG. The Company corrected the classification error in its third quarter Form 10-Q and amended its March 31, 2012 Form 10-Q and June 30, 2012 Form 10-Q to reflect the correct classification.

Since the date of discovery of this material weakness and through the date of this Form 10-Q, we are taking steps which we feel will strengthen our internal controls, including implementing a stronger review process around the preparation of our consolidated statement of cash flows and updating our processes and procedures to ensure that accounting personnel have sufficient guidance to remediate the material weakness.

The actions we are taking to remediate this material weaknesses are subject to continued management review supported by confirmation and testing, as well as oversight by the Audit Committee of our Board of Directors. The material weakness continues to exist at September 30, 2012.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012 due to the material weakness described above.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation with Akamai and the Massachusetts Institute of Technology (MIT) relating to a claim of patent infringement. The action was filed in June 2006 in the United States District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in United States Patent No. 6,108,703 (the ’703 patent). Before trial, Akamai waived by stipulation its claims of indirect or induced infringement and proceeded to trial only on the theory of direct infringement. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ’703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008, we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest. On July 1, 2008, the court denied our motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and denied its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp., released after the court denied our initial motion for JMOL. On April 24, 2009 the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ’703 patent and that we were entitled to JMOL. Based upon the court’s April 24, 2009 order, we reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believed that payment of any amounts represented by the litigation provision was probable. The court entered final judgment in our favor. Akamai filed a notice of appeal of the court’s decision on May 26, 2009. On December 20, 2010 the Court of Appeals for the Federal Circuit issued its opinion affirming the trial court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the trial court’s entry of judgment in our favor, and reinstated the appeal.

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The court stated that the trial court correctly determined we did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The court also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the court’s new legal standard. We will file a petition to appeal this sharply divided Court of Appeals decision to the Supreme Court and will seek to stay any proceedings at the trial court until the Supreme Court rules on that petition. We believe that the Court of Appeals new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and that it should be overturned by the Supreme Court. Additionally, just as we have successfully shown that we do not directly infringe Akamai’s patent, we firmly believe that we ultimately would be successful in showing we do not infringe Akamai’s patent under the majority’s new induced infringement theory. We will continue to vigorously defend against the allegation; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct significant portions of our business and to offer certain of our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. We are not able at this time to estimate the range of a potential loss nor in light of the status of the litigation do we believe a loss is probable, and therefore no provision for this lawsuit is recorded in our financial statements.

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

Our primary competitors for our SaaS services include Brightcove, Ooyala, Unicorn Media, Sitecore, Adobe, Crown Peak and Interwoven, as well as open source products such as Drupal. However, the competitive landscape is different from content delivery in this area in that changing vendors can be costly and complicated for the customer, which could make it difficult for us to attract new customers and increase our market share. If we are unable to increase our customer base and increase our market share, our business, financial condition and results of operations may suffer.

If we are unable to sell our services at acceptable prices relative to our costs, our revenue and gross margins will decrease, and our business and financial results will suffer.

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our global computing network. For example, in 2009, 2010 and 2011 we invested $20.4 million, $33.5 million and $30.4 million, respectively, in capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing network. For the nine month period ended September 30, 2012, we invested $17.4 million. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.

During 2012, as we further expand our global computing network and the suite of content delivery services and VAS and begin to refresh our network equipment, we expect our capital expenditures to be approximately 9% to 11% of our total revenue. As a consequence, we are dependent on significant future growth in demand for our services to justify these additional expenditures. If we fail to generate significant additional demand for our services, our results of operations will suffer, and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

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

We expect a significant and increasing portion of our revenue to be derived from our VAS offerings. Our VAS tend to have higher gross margins than our content delivery services. Our revenue from VAS offerings comprised approximately 26% of our total revenue for the year ended December 31, 2011. For the three and nine month periods ended September 30, 2012, VAS comprised approximately 35% and 32%, respectively, of our total revenue. We do not have a long history of offering these VAS, and we may not be able to achieve the growth rates in such services revenue that we or our investors expect. There are numerous companies that compete in providing VAS, and many of these companies have greater financial and sales resources than we do. We may not be successful in competing against current and new providers of VAS. If we are unable to achieve the growth rates in our VAS revenue that we expect, our revenue and operating results could be significantly and negatively affected.

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

We are currently a defendant in one significant lawsuit (see discussion in “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q). We cannot provide any assurance that the ultimate outcome of the lawsuit with Akamai will not be materially adverse to us. The expenses of defending this lawsuit and other lawsuits to which we are or may become a party, particularly fees paid to our lawyers and expert consultants, have been significant and may continue to adversely affect our operating results during the pendency of such lawsuits. Also, this litigation has been a distraction to our management in operating our business.

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in Akamai Technologies, Inc. v. Limelight Networks, Inc. The court stated that the trial court correctly determined that we did not directly infringe Akamai’s ’703 patent, and as such it upheld the trial court’s decision to vacate the original jury’s damages award (see discussion in “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q for a description of that damages award). The court also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the court’s new legal standard. We will file a petition to appeal this sharply divided Court of Appeals decision to the Supreme Court and will seek to stay any proceedings at the trial court until the Supreme Court rules on that petition. We believe that we do not infringe Akamai’s patents and we will continue to vigorously defend against the allegation; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

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

We need to defend our intellectual property and processes against patent or copyright infringement claims, which may cause us to incur substantial costs and threaten our ability to do business.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and, as of September 30, 2012, we have 42 currently issued U.S. patents. Monitoring infringement of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights. We have applied for patent protection in a number of foreign countries, but the laws in these jurisdictions may not protect our proprietary rights as fully as in the United States. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

In the previously filed financial statements included in our Form 10-Q for the period ended March 31, 2012 and the period ended June 30, 2012, we improperly classified cash collected from DG related to the sale of EyeWonder and chors as cash provided by operating activities of continuing operations in the unaudited Condensed Consolidated Statements of Cash Flows. As a result of the error, we identified a material weakness in our system of internal controls over financial reporting with regard to evaluating the proper cash flow classification of cash collected from DG. The Company corrected the classification error in its third quarter Form 10-Q and amended its March 31, 2012 Form 10-Q and June 30, 2012 Form 10-Q to reflect the correct classification.

Since the date of discovery of this material weakness and through the date of this Form 10-Q, we are taking steps which we feel will strengthen our internal controls, including implementing a stronger review process around the preparation of our consolidated statement of cash flows and updating our processes and procedures to ensure that accounting personnel have sufficient guidance to remediate the material weakness.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2009, 2010 and 2011, sales to our top 10 customers accounted for approximately 36%, 34% and 34%, respectively, of our total revenue. During the nine month period ended September 30, 2012, sales to our top 10 customers accounted for approximately 32% of our total revenue. During the nine month period ended September 30, 2012, we had one customer, Netflix, which represented more than 10% of our total revenue. During that period, Netflix represented approximately 11% of our total revenue. During 2011, we had one customer, Netflix, which represented more than 10% of our total revenue. For the year ended December 31, 2011, Netflix represented approximately 11% of our total revenue. During 2010, we had no customer that accounted for more than 10% of our total revenue. During 2009 we had one customer, Microsoft, which represented more than 10% of our total revenue. For the year ended December 31, 2009, Microsoft represented approximately 14% of our total revenue. Netflix, Microsoft and other large customers may not continue to be as significant going forward as they have been in the past. For example, during 2012, we anticipate that our revenue from Microsoft will decline from that earned in 2011 and 2010 and as a percent of our total revenue.

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

Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. After being profitable in 2004 and 2005, we were unprofitable in 2006, 2007, 2008, 2010 and 2011 partially due to our share-based compensation expense which was $0.1 million in 2005, $9.2 million in 2006, $18.9 million in 2007, $18.1 million in 2008, $16.2 million in 2010, and $15.9 million in 2011. We were profitable in 2009 due to the reversal of a significant reserve for litigation; however, our share-based compensation was still significant at $17.5 million for the year. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit (RSU) grants. For the nine month period ended September 30, 2012, our share-based compensation expense was approximately $10.8 million. Our unrecognized share-based compensation expense totaled $21.1 million at September 30, 2012 based on current outstanding stock options and restricted stock units, of which we expect to amortize $3.6 million during the remainder of 2012, $9.2 million in 2013 and the remainder thereafter based upon the scheduled vesting of the options, restricted stock and RSUs outstanding at that time. Our share-based compensation expense could adversely affect our ability to achieve and maintain profitability in the future. In 2006, we were sued by Akamai and MIT alleging infringement of certain patents, and, in December 2007, we were sued by Level 3 Communications alleging infringement of certain patents. We have incurred, and will potentially continue to incur, significant costs associated with litigation. These costs were $3.1 million, $7.3 million, $20.8 million, $5.4 million, $2.1 million and $1.4 million, respectively, in 2006, 2007, 2008, 2009, 2010 and 2011, respectively. For the nine month period ended September 30, 2012, we incurred approximately $0.2 million in litigation costs. These costs may continue to be significant during 2012.

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

Our content delivery services and VAS are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global computing platform infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our solutions and services, the more resources we will need to invest in additional infrastructure and support. Further, as a result of our on-going litigation in the Akamai Technologies, Inc. v. Limelight Networks, Inc. lawsuit (including the adverse jury verdict in February 2008 in that matter which verdict was overturned by the court’s April 24, 2009 order granting our motion for JMOL), we made significant investment in designing and implementing changes to our network architecture in order to implement our content delivery services in a manner we believe does not infringe the claims of Akamai’s ’703 patent as alleged in the February 2008 trial. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead us to lose current and potential customers. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.

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

Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that they rely on in implementing our business plan. None of our other key employees is bound by an employment agreement for any specific term. There is increasing competition for talented individuals with the specialized knowledge to deliver content delivery services and VAS and this competition affects both our ability to retain key employees and hire new ones. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our services, and negatively impact our ability to sell our services.

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

We continue to evaluate the performance of all of our businesses and may sell businesses or product lines in the future. For example, on August 30, 2011, we announced that we entered into an agreement to sell our EyeWonder and chors rich media advertising unit to DG. The transaction closed on September 1, 2011. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business, any of which could result in a material adverse affect to our financial condition, results of operations or cash flows. In addition, we have acquired goodwill and intangible assets in business combinations, including the acquisitions of EyeWonder and chors in 2010. A substantial portion of this goodwill remains on our balance sheet. We follow the provisions of ASC 805, “Business Combinations” (ASC 805) and ASC 350, “Goodwill and Other Intangible Assets” (ASC 350). We also follow the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-lived Assets” (ASC 360). In accordance with these standards, goodwill is not amortized. Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. As of September 30, 2012, we had $79.9 million in goodwill which will be subject to potential future impairments which could have a material adverse effect on our financial condition and results of operations. Our intangible assets are carried at cost and are subject to amortization. In accordance with ASC 360, our intangible assets are subject to impairment testing whenever changes in circumstances indicate that the carrying value may not be fully recoverable. Divestitures of previously acquired businesses, such as the divestiture of the EyeWonder and chors rich media advertising services, may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

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

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. We have expanded our sales and marketing personnel from a total of 13 at December 31, 2004 to 168 at December 31, 2011. As of September 30, 2012, we had 200 sales and marketing personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

As of September 30, 2012, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 43% of our outstanding common stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In June 2007, we used $23.8 million of the net proceeds to repay the outstanding balance of our credit facility with Silicon Valley Bank. For the year ended December 31, 2011, we made capital expenditures of $30.4 million and expect aggregate capital expenditures of approximately 9% to 11% of total revenue in 2012. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. In May 2011, we acquired AcceloWeb, for which we used $4.7 million and could use an additional $4.0 million if certain performance milestones are achieved. In May 2011, we also acquired Clickability, for which we used $2.8 million. In July 2010, we acquired Delve, for which we used approximately $2.6 million, net of cash acquired, and could use an additional $1.2 million if certain financial targets are achieved. In April 2010, we acquired EyeWonder for which we used approximately $62.0 million, net of cash acquired and, in January 2010, we acquired chors for which we used approximately $2.0 million, net of cash acquired at the closing, and used an additional $0.3 million in 2011 for the achievement of specific financial targets during 2010. During 2012, pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. Depending upon the final outcome of pending litigation, a portion of the net proceeds may be used to satisfy a final damages judgment, if any.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock during the three month period ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, — July 31, 2012	533,300	$2.74	533,300	$1,479,906
August 1, — August 31, 2012	583,000	$2.55	583,000	$2,678
September 1, — September 30, 2012	—	$—	—	$—

Total	1,116,300	$2.64	1,116,300

(1)	Includes commissions, markups and expenses.
(2)	We announced a second repurchase plan that authorized us to use up to $15 million to repurchase shares of our common stock, exclusive of any commissions, markups or expenses, on May 3, 2012. All repurchased shares were cancelled and returned to authorized but unissued status. As of September 30, 2012, our second repurchase plan was complete.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.02	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc., as currently in effect	8-K	001-33508	3.1	6/14/11

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

10.29	Employment Agreement between the Registrant and Charles Kirby Wadsworth dated June 22, 2012.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE DOCUMENT **					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT **					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT **					X

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT **					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION **					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: November 5, 2012	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.02	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc., as currently in effect	8-K	001-33508	3.1	6/14/11

3.04	Amended and Restated Bylaws of Limelight Networks, Inc.	S-1	333-141516	3.4	3/22/07

10.29	Employment Agreement between the Registrant and Charles Kirby Wadsworth dated June 22, 2012.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE DOCUMENT **					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT **					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT **					X

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT **					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION **					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.