Form 10-K
period 2012-12-31
Limelight Networks, Inc.
filed 2013-03-01
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $169.1 million based on the last reported sale price of the common stock on the Nasdaq Global Select Market on June 30, 2012.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 20, 2013: 97,026,738 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, statements as to industry trends, our future expectations, operations, financial condition and prospects, business strategies and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management relying on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of this annual report on Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I

Item 1.	Business

Overview

Limelight operates a globally distributed, high-performance computing platform (our global computing platform) and provides a suite of integrated services including content delivery, web and video content management, mobility, web application acceleration, cloud storage, and related consulting services that enable companies and other organizations to create, manage and deliver a global digital presence.

The integrated suite of services that we offer collectively comprises our Orchestrate Digital Presence Platform (Orchestrate, or the Orchestrate Platform). We provide the Orchestrate Platform as Software-as-a-Service (SaaS) and Infrastructure-as-a Service (IaaS), which other than content delivery services, are referred to collectively as value-added services (VAS). We offer VAS both collectively as the end-to-end Orchestrate Platform and individually for customers that may not be inclined or able to adopt the entire platform.

The Orchestrate Platform and services help our customers optimize and streamline their online digital presence across web, mobile, social and large screen channels. The Orchestrate Platform and services enable our customers to remove the complexity of creating, managing, delivering and optimizing their digital presence, which helps them to deliver a high quality online media experience, improve brand awareness, drive revenue and enhance their customer relationships. The Orchestrate Platform and services provide advanced features, which include website content management, personalization and targeting, video publishing, mobile enablement, content delivery, transcoding and cloud storage, combined with social media integration and reporting analytics. These services are provided through the cloud and leverage our global computing platform, which provides highly available, highly redundant storage, bandwidth and computing resources, as well as connectivity to last-mile broadband network providers. Our professional consulting services team helps organizations assess and optimize their digital presence strategies and activities through content management best practices, performance and delivery of online content, and video creation and publishing.

We derive revenue primarily from the sale of the Orchestrate Platform and its components as managed services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services. We provide our services to customers that we believe view Internet, mobile, and social initiatives as critical to their success, including traditional and emerging media companies operating in the television, music, radio, newspaper, magazine, movie, videogame, software, and social media industries, as well as to enterprises, technology companies, and government entities conducting business online.

Our principal executive offices are located at 222 South Mill Avenue, 8th Floor, Tempe, Arizona 85281, and our main telephone number is (602) 850-5000. Our website address is www.limelightnetworks.com. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. We began international operations in 2004. As of December 31, 2012, we had approximately 1,451 active customers and had a presence in approximately 67 countries throughout the world. As used herein, “Limelight,” “we,” “us” and “our” refer to Limelight Networks, Inc. and its subsidiaries, unless the context indicates otherwise.

Recent Developments of the Business

On November 26, 2012, we announced the appointment of Robert A. Lento as interim Chief Executive Officer effective immediately. We had previously announced on November 1, 2012 that Jeffrey W. Lunsford would be stepping down as our Chief Executive Officer in January 2013 and that an executive search firm was engaged to recruit his successor. On January 22, 2013, we announced that the Board of Directors (Board) completed its executive search and appointed Mr. Lento as our President and Chief Executive Officer and that Mr. Lunsford had tendered his resignation as a board member and Chairman of the Board. On February 12, 2013, we announced the appointment of George E. Vonderhaar as Chief Sales Officer and, we recently appointed Jonathan Smith as Managing Director and Vice President of Europe, Middle East and Africa. On February 19, 2013, we announced the appointment of Walter D. Amaral to serve as our non-executive Chairman of the Board. Mr. Amaral fills the Chairman role vacated by the resignation of Mr. Lunsford. We also announced the appointments of Charles Kirby Wadsworth as our Chief Marketing Officer on June 25, 2012 and Indu Kodukula as our Chief Operating Officer on October 29, 2012.

During 2012, we completed two previously announced stock repurchase plans and commenced a third. On September 12, 2011, our Board authorized and approved a repurchase plan that authorized us to purchase up to $25 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. During the period September 12, 2011 through March 12, 2012, we purchased and cancelled approximately 9.7 million shares of common stock for approximately $25.0 million ($25.2 million including commissions) under the initial repurchase plan.

On May 3, 2012, we announced a second common stock repurchase plan that authorized us to repurchase up to $15 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through December 15, 2012. During the year ended December 31, 2012, we purchased and cancelled approximately 5.7 million shares of common stock for approximately $15.0 million ($15.1 million including commissions) under the second repurchase plan. On October 29, 2012, our Board authorized and approved a third common stock repurchase plan that authorized us to repurchase up to $10 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. Any repurchased shares will be cancelled and return to authorized but unissued status. During the three months ended December 31, 2012, we purchased and cancelled approximately 2.2 million shares under the third repurchase plan for approximately $4.6 million (including commissions).

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in our on-going patent litigation with Akamai Technologies, Inc. (Akamai). The Court of Appeals stated that the trial court correctly determined that we did not directly infringe Akamai’s 6,108,703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that we did not infringe Akamai’s 6,553,413 or 7,103,645 patents (the ’413 and ’645 patents, respectively). A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and sought to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement. Just as we have successfully shown that we do not directly infringe Akamai’s patent, we firmly believe that we ultimately would be successful in showing we do not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory, and we will continue to vigorously defend against the allegation. We do not believe a loss is probable and therefore no provision for this lawsuit is recorded in our financial statements. For additional information, please see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

In May 2010, we made a strategic investment in Gaikai Inc., a private cloud-based gaming technology company (Gaikai). In August 2012, Sony Computer Entertainment Inc. (Sony) acquired Gaikai and we recorded a gain on sale of our cost basis investment in Gaikai of $9.4 million, which has been reflected in other income (expense) in the accompanying consolidated statements of operations for the year ended December 31, 2012. The carrying value of the Gaikai cost basis investment as of the sale date was approximately $2.0 million. The aggregate selling price was $11.4 million consisting of $10.2 million of cash received and $1.2 million held in escrow for a period of up to 15 months to cover any potential indemnification claims. As of December 31, 2012, we are not aware of any potential indemnification claims that are expected to reduce the amount received from escrow and have recorded a current receivable of $1.2 million, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet for the year ended December 31, 2012.

We are registered as a reporting company under the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, we file or furnish with the Securities and Exchange Commission, or the Commission, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports as required by the Exchange Act and the rules and regulations of the Commission. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the Commission at the Commission’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the Commission maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Limelight Networks, Inc., that file electronically with the Commission. The address of this website is http://www.sec.gov.

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

Five Trends Driving Internet Traffic Growth

We believe there are five important trends driving a substantial need for business enterprises to manage their global online digital presence across web, mobile, social, and large screen channels to a wide variety of online, mobile and connected devices. We believe these trends are:

•

The evolution of digital marketing. As the global online economy has continued to expand and grow, it has become increasingly difficult for businesses to capture consumer attention. Because of this difficulty, we anticipate that marketing will continue to evolve from broadcast advertising and other marketing messages to engaging with users through conversations associated with content in a variety of places including websites and social networks. We believe this kind of engagement requires that content be dynamic, interactive, and provide rich analytics to assess and gauge the effectiveness of the engagement. To support this trend, we provide a web-based content management system that includes social network publishing and conversation management features. From a single web-based tool, businesses can create, launch, and manage multiple websites, publish new content, and remain actively engaged with users around specific content assets.

•

The continued growth of online video. Consumers are increasingly demanding and consuming, and publishers are increasingly making available for these consumers, video, music, and other forms of media over the Internet. In particular, we anticipate that consumer demand for online video will continue to grow rapidly. Because of this trend, we expect that businesses will continue to incorporate video into their digital marketing efforts as a way to further differentiate their message from competitors and generate new opportunities for engagement. Video consumption is also spreading to mobile devices. To support this trend, we offer video services that enable companies to manage and publish video both to their own website as well as popular third-party websites like YouTube. These services also automatically convert video to many popular mobile formats such as HLS (for Apple-based devices and others that support Apple’s HLS standard), HDS (for Flash-enabled devices), and Smooth Streaming (for Microsoft-enabled devices) ensuring that the video is provided to end-users in a manner that supports the best possible playback experience at scale for high-performance, high-quality viewing experiences.

•

Mobile First. Mobile is becoming increasingly important as a primary method users interact with online content. Mobile devices enable consumers to remain connected and engaged with a marketer’s story when they are away from their primary computers or TVs. But in order for those consumers to remain engaged, the experience must be consistent across devices. Marketers’ dynamic content and video has to be accessible regardless of device and make use of the same social engagement and interaction with which those users are comfortable on their desktop or laptop computers. To support this trend, we provide a variety of functions that offer mobile enablement and optimization, such as automatic rendering of websites into a mobile template, automatic conversion of video into different formats, live mobile video delivery, and advertisement integration into mobile video.

•

Cloud - The continued migration of IT services into the cloud. Enterprises may seek to decrease infrastructure expenditures by moving to a “cloud-based” model in which application delivery and storage are available on-demand and paid for on an as-needed basis. We anticipate that the core cloud computing market will continue to grow at a rapid pace as the cloud increasingly becomes a mainstream IT strategy embraced by corporate enterprises and government agencies. This core market includes platform-as-a-service (PaaS) and IaaS offerings, as well as the cloud-delivered software used to build and manage a cloud environment. We offer IaaS and SaaS applications built on that infrastructure that augment customers’ existing and new cloud network infrastructure.

•

Social - The rapid growth of use of social media. Consumers are increasingly using social media sites and solutions to communicate and share information. To engage consumers across social media channels, content needs to change constantly and be editable instantaneously by the author and, in some cases, a broader community. Likewise, the audience can interact with and republish social media content. The management of this type of content needs to be scalable, flexible, and fast enough to enable the content to be archived, indexed by search engines, and shared by users in many ways. Our services support this trend letting customers use built-in search engine optimization tools and promotional features to fine-tune marketing programs using blogs and social networking features to engage directly with consumers, and ensuring that dynamic content inherent in social media environments is delivered with a high degree of quality.

Requirements for Managing a Digital Presence

We believe that the challenges of managing and delivering a global digital presence, particularly related to rich media, dynamic content, and applications over the Internet to a wide variety of mobile and connected devices have created a new set of technical, management, and economic requirements for organizations seeking to succeed in the online economy. Our Orchestrate Platform helps content publishers, enterprises, and government entities achieve the following:

•

Reduction of IT involvement. Our cloud-based services relieve the burden of purchasing and maintaining hardware or software from our customers. Additionally, because our services all include web-based interfaces built using compliant technologies with many of today’s most popular Web browsers, there is minimal direct IT-support required to enable adoption and usage by the entire company or organization, regardless of location.

•

Business rules-based content delivery. Consumers increasingly expect the ability to consume any form of media content online. To meet this expectation, traditional media companies are making their enormous libraries of content, such as television shows and movies, available to be viewed online. Users expect a consistent media experience across every title in these large libraries, regardless of a title’s popularity, each time it is viewed. But companies might have regulations with respect to where they can display that content. Our services include powerful features that enable organizations to dictate where content is stored, for how long, and in what regions it can be delivered.

•

Ability to scale capacity to handle rapidly accelerating demand. Online businesses must scale delivery of their web presence smoothly as the quantity of their site visitors or audience increases in order to avoid delays for users. When a large number of users simultaneously access a particular website, the operator must be able to meet that surge in demand without making users wait. Rapidly accelerating demand can be related to a single event, such as a breaking news story or seasonal shopping, or can be spread across an entire library of content, such as when a social media website surges in popularity.

•

Ability to easily publish and deliver online video. As the consumer demand for online video grows, businesses and organizations may be required to adopt video into their marketing messages or risk driving users away. But there are a host of complexities involved in developing and implementing a “video publishing workflow.” Our video related services include simple and easy methods to publish videos while also leveraging the power of the network to deliver video at scale with the highest performance possible. Additionally, video content can be converted automatically to any mobile device with the opportunity to integrate advertisements into on-demand assets.

•

Addressing mobile users. With the increasing popularity of smartphones and tablets, businesses and organizations may be required to ensure that their content, whether dynamic web pages or video, display properly in their mobile format. However, adding this requirement to existing content publishing workflows may greatly complicate internal processes that may result in delays for making content available to end users. Additionally, because many mobile devices have separate requirements, handling this requires specialized resources. Our services include features for delivering both web content and video automatically to mobile phones and solves this workflow challenge by automating the delivery of content as part of the existing publishing process.

•

Reliability. Throughout the path data must traverse to reach a user, and problems with the underlying infrastructure supporting the Internet can occur. For example, servers can crash or network connections can fail. Network, datacenter, or service provider outages can mean frustrated users, lost audiences, and missed revenue opportunities. Our network is a massively redundant network. Spread throughout the globe in over 80 physical locations, the delivery of digital presence assets (like web pages and video files) is always available.

•

Security. Maintaining effective security is a challenge for any enterprise that operates an Internet presence. Threats, such as attacks, viruses, and piracy can impact online web presence in many ways, including compromising personal and sensitive information, loss of customer trust and loyalty, loss of revenue, and negative publicity and brand reputation. Our services employ a number of software and network features to help mitigate the risk of unauthorized access to content and network-related attacks against web properties.

•

Engagement. The rapid growth of social media has radically impacted digital marketing by evolving traditional “broadcasting” of marketing messages to customers to “engaging” with customers through marketing messages. This engagement largely happens through social media networks like Facebook, Twitter, and other services because consumer behavior has shifted to make social networks one of their primary online activities. Our services include powerful social media integration enabling organizations and businesses to integrate customer engagement via social networks directly into their content, as well as a means to analyze the effectiveness of that engagement (i.e., by monitoring the number of shares, conversation threads, etc.).

•

Personalization. The web continues to expand both horizontally (more businesses coming online) and vertically (more content within each subject or topic). This means that it is increasingly difficult for digital marketers to ensure that their message is reaching consumers and that consumer’s return to that message, whether it is on a website, in a video, or part of a social network. In order to ensure that the message is received and returned, organizations and businesses are personalizing the content experience based on information about the consumer, such as browsing history (on their site), Facebook likes/shares (available via API), etc. Our services include powerful features that enable marketers to personalize the site to offer content and messaging that is more likely to appeal to specific consumers as well as gather browsing and other information to be used in that personalization.

•

Globalization. The development and implementation of regional websites is a strategic priority for enterprises as they look to build global brand awareness and drive revenue. Globalizing an organization’s digital presence includes developing, deploying, localizing, and maintaining regionally specific sites with fresh content while ensuring brand consistency worldwide.

Our Services

Our integrated, feature-rich, suite of services and solutions are purpose-built to enable customers to build and manage their digital presence across Internet, mobile, and social channels. Our primary services include the following:

•

Content delivery services improve the reliability and performance of digital media and enterprise websites by using our global computing platform to deliver rich media files such as video, music, games, and software, or live streaming of corporate or entertainment events (we support all major formats including Adobe Flash, QuickTime, Windows Media, RealNetworks RealPlayer, WebM, and MP3 audio).

•

Video content management services help organizations publish, manage, syndicate, analyze, and monetize video content through a cloud-based service. Services here also include off-the-shelf players for quick deployment, a mobile application to capture video in the field, and monetization features that enable customers to integrate advertising into the video playback experience.

•

Mobile delivery services help publishers deliver properly-formatted, device-optimized video, and web content to almost any media-enabled mobile device as well as to present dynamic pre-, mid-, or post-roll video and audio advertising into media that is delivered to mobile or connected users. These mobility services automatically detect the requesting mobile device and provide a version of the content suitable to that device.

•

Web content management services enable content publishers to create, manage, and publish local and global websites through a cloud-based service, combining web content management, site marketing and personalization tools, and mobile publishing to help any organization be a sophisticated web publisher and marketer.

•	Web acceleration services improve web experiences by providing consistent performance from any geography for dynamic and personalized content, online commerce transactions, and web applications.

•

Cloud storage services provide customers with a scalable, redundant, geographically diverse storage of media and enterprise content offering policies for global geographic placement, content workflow, and business logic controls.

•

Professional services help customers assess their Digital Presence Management strategies and optimize their publishing, e-commerce, mobility, content distribution workflows, and provide best practice support for network architecture design, storage infrastructure, web application development, creative design, live event execution, and the design, deployment, and management of infrastructure.

•

Reporting and analytics services help customers manage and configure how content is delivered and presented to online users. Together, our complete set of reporting and analytics services help online businesses increase efficiency, reduce expenses, improve end-user experience, and provide insight into performance of content delivery or web property. These services include features such as customer provisioning, custom control over delivery and storage options, custom reports, and Internet health monitor — which provides insight into potential sources of end user experience issues.

Our evolution from a pure-play content delivery network (CDN) to a provider of integrated cloud-based software and services for Digital Presence Management is reflected in the increasing percentage of total revenue that our VAS represents. VAS represented approximately 32%, 26%, and 16% of our total revenue in 2012, 2011 and 2010 respectively.

Limelight Networks Global Computing Platform

Our global computing platform provides highly available, highly redundant storage, bandwidth, and computing resources in support of our services and solutions. This architecture, managed by our proprietary software, seamlessly and automatically responds to network and datacenter outages and disruptions. All of our delivery locations are interconnected via our global network and also connected to multiple Internet backbone and broadband Internet service provider (ISP) networks. Additionally, each location has redundant network equipment connectivity and server capacity, enabling us to continue serving content even if a network connection or server fails. Automatic failover and recovery not only provide uninterrupted customer service but also simplify network maintenance and upgrades. This platform has three main features:

•

Densely configured, high-capacity. Our global computing platform infrastructure consists of dense clusters of specially configured servers organized into large, multi-tiered, logical delivery locations. The extensive storage capacity of these logical locations leads to fewer cache misses to our network of servers than we believe would occur in an early CDN architecture and provides significant scalability and responsiveness to surges in end-user demand. The clustering of many high-performance CPUs provide us with aggregated computational power.

•

Many connections to other networks. Our logical locations are directly connected to hundreds of ISPs and other user access networks, which are computer networks connected to end-users. In addition, for dedicated connectivity between our logical locations, we operate a dedicated fiber optic backbone and metro area networks. Also, our infrastructure has multiple connections to the Internet. In combination, these connections enable us to frequently bypass the often-congested public Internet, improving the delivery speed of content and applications.

•

Intelligent software to manage the network. We have developed proprietary software that manages our global computing platform. This software manages the delivery of content objects, the retrieval of dynamic content, storage and retrieval of objects, activity logging, and information reporting.

Segment and Geographic Information

We operate in one industry segment, providing content delivery and related services and solutions for global businesses to build and manage their digital presence across Internet, mobile, and social channels. We operate in three geographic areas — North America, Europe, Middle East and Africa (EMEA) and Asia Pacific, including Japan. For the years ended December 31, 2012, 2011, and 2010, approximately 31%, 30%, and 27%, respectively, of our total revenue was derived from our operations outside North America. For the years ended December 31, 2012, 2011, and 2010, we derived approximately 47%, 50%, and 57%, respectively of our international revenue from EMEA and approximately 53%, 50%, and 43%, respectively, of our international revenue from Asia Pacific. We anticipate that our Asia Pacific revenue may continue to grow as a percentage of our total international revenue. During 2012, we had two countries, Japan and the United States that represented more than 10% of our total revenues. No single country outside of the United States accounted for 10% or more of our revenues during 2010 and 2011. For a description of risks attendant to our foreign operations, see the section titled “Risk Factors” set forth in Part 1, Item 1A of this annual report on Form 10-K. For more segment and geographic information, including revenue from customers, a measure of profit or loss, and total assets for each of the last three fiscal years, see our Consolidated Financial Statements included in this annual report on Form 10-K, including Note 22 thereto.

Sales, Service and Marketing

Our sales and service professionals are located in six offices in the United States with an additional 11 office locations in EMEA and Asia Pacific. We target media, high tech, software, gaming, enterprise and government agencies and other providers of online media content through:

•	Telesales. Our telesales force is responsible for qualifying demand, and managing direct sales opportunities within the small and mid-market.

•	Field sales. Our field sales force is responsible for managing direct sales opportunities in major accounts and channels.

•	Distribution partners. We maintain relationships with a selection of partners who embed our services or solutions into their offerings.

•	Resellers. Through our reseller relationships, we sell our services to reseller companies who have relationships with target customers in specific regions or markets.

Our sales and service organization includes employees in telesales and field sales, professional services, account management, and solutions engineering. As of December 31, 2012, we had approximately 178 employees in our sales and service organization. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train, and retain sufficient sales, technical, and global services personnel, and how well we establish and maintain our distribution and reseller relationships. We believe that the complexity of our services will continue to require highly trained global sales and services personnel.

To support our sales efforts and promote the Limelight brand, we conduct marketing programs. Our marketing strategies include an active public relations campaign, advertisements, events and trade shows, strategic alliances, and on-going customer communication programs. As of December 31, 2012, we had 12 employees in our global marketing organization.

Customers

Our customers operate in the media, entertainment, gaming, software, enterprise, and public sectors. As of December 31, 2012, we had approximately 1,451 active customers worldwide, including many widely recognized names in the fields of video, digital music, news media, games, rich media applications, and software delivery. During 2012, some of our most notable customers included Amazon, Bell Canada, QVC, Swiss Re, Electronic Arts, Ciena, NetApp, StarTribune, Middle East Broadcasting Company, NFL, Microsoft, Netflix, Nintendo Wii, Nissan, Sony PlayStation, ABC, BBC, NBC, Punjab Kesari Group, and Fasig Tipton.

During 2012 and 2011, we had one customer, Netflix who accounted for more than 10% of our revenue. For each of the years ended December 31, 2012 and 2011, Netflix represented approximately 11% of our total revenue. During 2010, we had no customer that accounted for more than 10% of our revenue. In the past, the customers that comprise our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

From time to time we have discontinued service to customers for non-payment. Although we did not receive continuing revenue from these former customers, these changes provided for a stronger mix of customers across our base, decreased our days sales outstanding (DSO), and allowed us to recoup network capacity to help meet future growth needs. We continue to focus on acquiring and retaining high quality customers across all market segments.

Competition

We operate in the digital content management and delivery market, which is rapidly evolving and highly competitive. We expect this competitive environment to continue. We believe that the principal competitive factors affecting this market fall into three primary categories: management, delivery, and consumer engagement metrics.

Management for digital presence is measured by the features available for managing and publishing content that is part of a digital presence.

Delivery for digital presence is measured by scale and performance. We measure scale by the number of physical locations in the network and the capabilities for the network to absorb unplanned spikes in requests for content. We measure performance by file delivery time, end-user media consumption rates, quality of the end-user experience, and scalability, both in terms of average capacity and special event capacity. In addition, metrics around the ability to efficiently locate and deliver web content, the ease of implementation, the ability to customize systems for unique content types and mixes, reliability, security, and cost efficiency continue to be key criteria for this market.

Consumer engagement relating to digital content is measured by the ease of management and delivery of digital content across multiple channels and to multiple devices, the ability to conduct visitor tracking, lead capture and lead scoring, the enablement of business users to manage and publish digital content to reduce cost and strain on IT departments, increased website conversion rates, and the ability to quickly monetize digital assets.

The market for digital content management and delivery is increasingly complex and can require multiple vendors to provide customers with a complete set of tools and services to manage and deliver all of their digital content to all audiences as part of a global digital presence. We believe customers will increasingly look for a single vendor to help them manage their digital presence management needs in order to lower costs in relationship and administration management, reduce risk to their business, increase overall quality and speed of delivery, and improve and measure consumer engagement effectiveness.

We believe our integrated suite of services and solutions supported by our global computing platform compete effectively in digital content management and delivery and provide a competitive advantage in that our integrated suite coupled with our global computing platform help obviate the need for customers to seek and manage multiple vendors who provide multiple point solutions. We also believe the combination of cloud-based software (SaaS) and infrastructure/bandwidth associated with the physical network (IaaS) solve multiple challenges for IT departments by removing the need to install, manage, or provision software and hardware to satisfy the requirements for delivering a digital presence.

We believe our future success will depend on our ability to continue to enhance the performance, integration, and functionality of our existing suite of services and of our global computing platform, and on our ability to add additional services and functionality to meet the market’s increasing expectations regarding digital content management and delivery and consumer engagement.

Research and Development

Our research and development organization is responsible for the design, development, testing, and certification of the software, hardware, and network architecture of our global computing platform and support of our content delivery and VAS solutions. As of December 31, 2012, we had 120 employees in our research and development group. Our research and development personnel are primarily located in Mountain View and San Francisco, California, Seattle, Washington, Tel Aviv, Israel, Lviv, Ukraine and at our headquarters in Tempe, Arizona. Our engineering efforts support product development across all of our service areas, as well as innovation related to the global computing platform itself. We test our services to ensure scalability in times of peak demand. We use internally-developed and third-party software to monitor and to improve the performance of our platform in the major Internet consumer markets around the world where we provide services for our customers. Our research and development expenses were approximately $20.2 million in 2012, $17.1 million in 2011, and $10.8 million in 2010, including stock-based compensation expense of approximately $2.7 million in 2012, $3.6 million in 2011, and $3.0 million in 2010. We believe that the investments that we have made in research and development have been effectively utilized. In 2013, we anticipate that our research and development expenditures will increase in absolute dollars and increase as a percentage of our revenue.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations, and contractual protections.

As of December 31, 2012, we had received 52 patents in the United States, expiring between 2023 and 2032, the Patent and Trademark Office has allowed five more U.S. applications, and we have over 55 U.S. patent applications pending. We have 12 issued patents in Australia and one allowed in China. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.

As of December 31, 2012, we had received nine trademarks in the United States. Our name, Limelight Networks, has been filed for multiple classes in the United States, Australia, Canada, the European Union, India, Japan, South Korea and Singapore. We have seven pending trademark applications in foreign countries, and 22 non United States trademarks registered. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.

We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including physical and electronic security, contractual protections with employees, contractors, customers and partners, and domestic and foreign copyright laws.

Despite our efforts to protect our trade secrets and proprietary rights and other intellectual property rights by following sound business practices, licenses, and confidentiality agreements, there is risk that unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we have been expanding our international operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries. Further, expansion of our business with additional employees, locations, and legal jurisdictions may create greater risk that our trade secrets and proprietary rights will be harmed. If we fail to effectively protect our intellectual property and other proprietary rights, our business could be harmed.

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

As described under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K, during 2012 we were party to a lawsuit alleging aspects of our content delivery network infringed upon third party patent rights. Initially at the trial court in Akamai Technologies, Inc. vs. Limelight Networks, Inc., a jury returned a verdict in February 2008 against us finding we infringed four claims of one patent at issue in that lawsuit, and awarded damages of approximately $45.5 million plus pre-judgment interest estimated to be $2.6 million. An additional provision of approximately $17.5 million for potential additional infringement damages and interest was recorded during the year ended December 31, 2008. We filed a renewed motion for judgment as a matter of law (JMOL), and on May 22, 2009, the court entered JMOL that we did not infringe Akamai’s patent. Akamai appealed that judgment and on December 20, 2010 the Court of Appeals for the Federal Circuit issued its opinion affirming the trial court’s entry of JMOL in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the trial court’s entry of judgment in our favor, and reinstated the appeal. On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined we did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The court also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and will seek to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement. We believe that the Court of Appeal’s new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as we have successfully shown that we do not directly infringe Akamai’s patent, we firmly believe that we ultimately would be successful in showing that we do not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory. We will continue to vigorously defend against the allegation; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct significant portions of our business and to offer certain of our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. We are not able at this time to estimate the range of potential loss nor, in light of the status of the litigation, do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

As we gain greater visibility and market exposure as a public company, we are likely to face an increased risk of being the subject of intellectual property infringement claims from other third parties.

Employees

As of December 31, 2012, we had 511 employees. Of these employees, 416 are based in North America, 68 are based in EMEA and 27 are based in Asia Pacific. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting and retaining qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages and positions as of February 21, 2013 are as follows:

Name	Age	Position
Robert A. Lento	51	President, Chief Executive Officer and Director
Indu Kodukula	39	Chief Operating Officer
Douglas S. Lindroth	46	Senior Vice President, Chief Financial Officer and Treasurer
Philip C. Maynard	58	Senior Vice President, Chief Legal Officer and Secretary
Nathan F. Raciborski	46	Co-Founder, Chief Technology Officer and Director
Charles Kirby Wadsworth	56	Chief Marketing Officer
George E. Vonderhaar	52	Chief Sales Officer

Robert A. Lento has served as our Chief Executive Officer since November 2012 and has served as a member of our board of directors since January 2013. Prior to joining us, Mr. Lento was a senior sales executive at Convergys Corporation, a provider of customer management services, from July 1998 to May 2012, most recently serving as President – Information Management Division from September 2007 to May 2012. Prior to that, from 1997 to 1998, Mr. Lento served as President of LAN Systems for Donnelly Enterprise Solutions, Inc., a provider of information management solutions. From 1989 to 1996, Mr. Lento served in leadership positions at ENTEX Information Services, Inc., a provider of computing infrastructure services. Mr. Lento received a B.S. in Management from the State University of New York.

Indu Kodukula has served as our Chief Operating Officer since October 2012. Prior to joining us, Mr. Kodukula served as Executive Vice President, Products and Chief Technology Officer for SunGard Availability Services, Inc., a provider of cloud computing services, from August 2009 to September 2012. Prior to that, from December 2005 to July 2009, Mr. Kodukula served as Vice President of Products, GM for Oracle Corporation’s Service Delivery Platform division, a provider of network communications services. Prior to that, from 2001 to 2005, Mr. Kodukula served as Senior Director of Product Management for BEA Systems, Inc., a provider of enterprise application infrastructure solutions. Mr. Kodukula received a Ph.D. in Computer Science from Cornell University and a B. Tech. in Computer Science from the Indian Institute of Technology.

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

Nathan F. Raciborski co-founded Limelight Networks in 2001. He has been a Director since July 2006, served as Chief Technology Officer (CTO) through 2012 and currently holds the title of Founder. Mr. Raciborski is the inventor on over thirty patents related to the acceleration of Internet content, the scalability of Internet platforms, and the enhancement of content delivery to mobile devices. Starting in 1993, prior to co-founding Limelight, Mr. Raciborski founded numerous companies including Aerocast (acquired by Motorola), Entera (acquired by Blue Coat Systems, formerly Cacheflow) and Primenet Services for the Internet (merged with GlobalCenter, later acquired by Level3 formerly Frontier/Global Crossing).

Charles Kirby Wadsworth has served as our Chief Marketing Officer since June 2012. Prior to joining us, Mr. Wadsworth served as Vice President, Global Marketing for F5 Networks, Inc., a provider of cloud computing services, from July 2006 to May 2012. Prior to that, Mr. Wadsworth served as Senior Vice President, Marketing and Business Development for Acopia Networks, Inc., a provider of file virtualization services, from August 2002 to July 2006. Mr. Wadsworth received an M.B.A. from the Kellogg School of Management at Northwestern University and a B.S. in Information Systems from Northeastern University.

George E. Vonderhaar has served as our Chief Sales Officer since February 2013. Prior to joining us, Mr. Vonderhaar served in various capacities for Convergys Corporation, a provider of customer management services, from 1984 through 2012, including as Senior Vice President, General Manager – Cable and Satellite from January 2011 until the division was acquired by NEC Corporation in May 2012, where Mr. Vonderhaar then served as Vice President, General Manager North America Cable from May 2012 to July 2012. Mr. Vonderhaar also was Senior Vice President – Human Resources Management at Convergys Corporation from April 2006 through June 2010, when the Human Resources Outsourcing division was acquired by NorthgateArinso, where Mr. Vonderhaar then served as Vice President, Client Services and General Manager from June 2010 to December 2010. Mr. Vonderhaar also served as General Manager – Mobile Cable Solutions Group at Convergys Corporation from November 2004 to April 2006. Mr. Vonderhaar received a B.S. in Business Administration from Marquette University.

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

Our primary competitors for our software-as-a-service (SaaS) offerings include Brightcove, Ooyala, Unicorn Media, Sitecore, Adobe, Crown Peak and Interwoven, as well as open source products such as Drupal. However, the competitive landscape is different from content delivery in this area in that changing vendors can be costly and complicated for the customer, which could make it difficult for us to attract new customers and increase our market share. If we are unable to increase our customer base and increase our market share, our business, financial condition and results of operations may suffer.

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

As we further expand our global computing network and the suite of content delivery services and value-added services (VAS), and as we refresh our network equipment, we are dependent on significant future growth in demand for our services to justify additional capital expenditures. If we fail to generate significant additional demand for our services, our results of operations will suffer, and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

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

We expect a significant and increasing portion of our revenue to be derived from our VAS offerings. Our VAS tend to have higher gross margins than our content delivery services. We do not have a long history of offering VAS, and we may not be able to achieve the growth rates in such services revenue that we or our investors expect or have experienced in the past. There are numerous companies that compete in providing VAS, and many of these companies have greater financial and sales resources than we do. We may not be successful in competing against current and new providers of VAS. If we are unable to achieve the growth rates in our VAS revenue that we expect, our revenue and operating results could be significantly and negatively affected.

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

Customers or third parties may develop technological or business model innovations that address content management and delivery requirements in a manner that is, or is perceived to be, equivalent or superior to our content delivery services and VAS. If competitors introduce new products or services that compete with or surpass the quality or the price or performance of our services, we may be unable to renew our agreements with existing customers or attract new customers at the prices and levels that allow us to generate attractive rates of return on our investment. For example, one or more third parties might develop improvements to current peer-to-peer technology, which is a technology that relies upon the computing power and bandwidth of its participants, such that this technological approach is better able to deliver content in a way that is competitive to our content delivery services, or even makes content delivery services obsolete. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. In addition, our customers’ business models may change in ways that we do not anticipate, and these changes could reduce or eliminate our customers’ needs for content delivery or digital asset management services. If this occurred, we could lose customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce our prices faster than we anticipate, which could harm our revenue, gross margin and operating results.

More individuals are using mobile devices to access the Internet, and the solutions developed for these devices may not be widely deployed.

The number of people who access the Internet through devices other than PCs, including mobile devices, game consoles and television set-top devices, has increased dramatically in the past few years. The capabilities of these devices are advancing dramatically and the increasing need to provide a high quality video experience will present us and other providers with significant challenges. If we are unable to deliver our service offerings to a substantial number of alternative device users and at a high quality or if we are slow to develop services and technologies that are more compatible with mobile devices, we will fail to capture a significant share of an increasingly important portion of the market. Such a failure could limit our ability to compete effectively in an industry that is rapidly growing and changing.

Any unplanned interruption in the functioning of our network or services or attacks on our internal information technology systems could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of content delivery and digital asset management services over the Internet every minute of every day. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third party network providers to provide the necessary capacity or access, failure of our software or global computing platform infrastructure and power losses. In addition, we deploy our servers in third party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses, unauthorized hacking of our systems, security breaches or other cyber attacks by unauthorized users. Any unauthorized hacking of our systems or other cyber attacks by unauthorized users could lead to the unauthorized release of confidential information that could damage our business.

We have not experienced any significant, unplanned disruption of our services to date; however, our network may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption of the functioning of our content delivery services and VAS for any reason would reduce our revenue and could harm our business and financial results. If such a widespread interruption occurred, or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions or security breaches could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.

We are a party to a lawsuit with a significant competitor, and an adverse outcome in that lawsuit is possible, which could have a significant, adverse effect on our financial condition and operations. If an injunction were entered against us, it could force us to cease providing some significant portion of our content delivery services.

We are currently a defendant in one significant lawsuit (see discussion in “Legal Proceedings” in Part I, Item 3 of this annual report on Form 10-K). The expenses of defending this lawsuit and other lawsuits to which we are or may become a party, particularly fees paid to our lawyers and expert consultants, have been significant and may continue to adversely affect our operating results during the pendency of such lawsuits. Also, this litigation has been a distraction to our management and technical personnel.

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in Akamai Technologies, Inc. v. Limelight Networks, Inc. The court stated that the trial court correctly determined that we did not directly infringe Akamai’s ’703 patent, and as such it upheld the trial court’s decision to vacate the original jury’s damages award. The court also held that we did not infringe Akamai’s ’413 or ’645 patents. However, a slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the court’s new legal standard. We have filed a petition to appeal this sharply divided Court of Appeals decision to the Supreme Court and will seek to stay any proceedings at the trial court until the Supreme Court rules on that petition. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have applied for patent protection in the United States and a number of foreign countries. These legal protections afford only limited protection and laws in foreign jurisdictions may not protect our proprietary rights as fully as in the United States. Monitoring infringement of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights. Developments and changes in patent law, such as changes in interpretations of the joint infringement standard, could restrict how we enforce certain patents we hold. We also cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

Our future operating results depend to a large extent on our ability to successfully manage our operations. For example, we must be effective in training new sales personnel in our varied and increasing offerings to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our global computing platform and administrative infrastructure, systems and processes; addressing new markets; and expanding our international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.

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

We have operated as a public company since June 2007, and we will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules implemented from time to time by the SEC and the Nasdaq Global Select Market. These rules impose various requirements on public companies, including requiring changes in corporate governance practices, increased reporting of compensation arrangements and other requirements. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, new rules and regulations will likely increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors (Board), our board committees or as executive officers.

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

In the previously filed financial statements included in our Form 10-Q for the period ended March 31, 2012 and the period ended June 30, 2012, we improperly classified cash collected from DG Fastchannel, Inc. (currently Digital Generation, Inc.) (DG) related to the sale of EyeWonder, LLC (EyeWonder) and chors GmbH (chors) as cash provided by operating activities of continuing operations in the unaudited Condensed Consolidated Statements of Cash Flows. As a result of the error, we identified a material weakness in our system of internal controls over financial reporting with regard to evaluating the proper cash flow classification of cash collected from DG. We corrected the classification error in our third quarter Form 10-Q and amended our March 31, 2012 Form 10-Q and June 30, 2012 Form 10-Q to reflect the correct classification.

Since the date of discovery of this material weakness and through the date of this Form 10-K, we have taken steps which we feel strengthen our internal controls, including implementing a stronger review process around the preparation of our consolidated statement of cash flows and updating our processes and procedures to ensure that accounting personnel have sufficient guidance to remediate the material weakness. As of December 31, 2012, we consider this material weakness to have been fully remediated. The actions we have taken to remediate this material weaknesses are subject to continued management review supported by confirmation and testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. Sales to our top 10 customers in 2012 accounted for approximately 33% of our total revenue. For each of fiscal 2012 and fiscal 2011, we had one customer, Netflix, which represented approximately 11% of our total revenue. Large customers may not continue to be as significant going forward as they have been in the past.

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

If our customers do not renew their service agreements with us, or if they renew on less favorable terms, our revenue may decline and our business may suffer. Similarly, our customer agreements often provide for minimum commitments that are often significantly below our customers’ historical usage levels. Consequently, even if we have agreements with our customers to use our services, these customers could significantly curtail their usage without incurring any penalties under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer.

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

We have a history of losses and we may not achieve or maintain profitability in the future.

Since 2006, we have been profitable only one year, which was as a result of a reversal of a significant reserve for litigation. Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit (RSU) grants. Also, we have incurred, and continue to incur significant costs associated with litigation. Our share-based compensation expense and any material ongoing litigation costs could adversely affect our ability to achieve and maintain profitability in the future. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our services, increasing competition, as well as other risks described herein, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

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

We lease private line capacity for our backbone from a third party provider, Global Crossing. Our contracts for private line capacity with Global Crossing generally have terms of three to four years. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party provider. Further one of our direct competitors acquired Global Crossing. Although alternative providers are available, it would be time consuming and expensive to identify and obtain alternative third party connectivity, and accordingly we are dependent on Global Crossing in the near term. Failure of Global Crossing could jeopardize utilization of the service fees pre-paid by us under our agreement with Global Crossing. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity on terms commercially acceptable to us or at all, our business and financial results would suffer. We may not be able to deploy on a timely basis enough network capacity to meet the needs of our customer base or effectively manage demand for our services.

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

We have completed a number of business acquisitions in recent years and may seek to acquire businesses or technologies that are complementary to our business in the future. Acquisitions are often complex and involve a number of risks to our business, including the difficulty of integrating the operations, services, solutions and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, the possibility that our business culture and the business culture of the acquired companies will not be compatible, the difficulty of incorporating or integrating acquired technology and rights with or into our other services and solutions, expenses related to the acquisition and to the integration of the acquired companies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks related to the businesses of acquired companies that may continue to impact the businesses following the merger and potential unknown liabilities associated with acquired companies. Any inability to integrate services, solutions, operations or personnel in an efficient and timely manner could harm our results of operations.

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

Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that they rely on in implementing our business plan. There is increasing competition for talented individuals with the specialized knowledge to deliver content delivery services and VAS and this competition affects both our ability to retain key employees and hire new ones. Historically, we have experienced a significant amount of employee turnover, especially with respect to our sales personnel. As a result, a significant number of our sales personnel are relatively new and may need time to become fully productive. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our services, and negatively impact our ability to sell our services.

Our senior management team has limited experience working together as a group, and may not be able to manage our business effectively.

Four members of our senior management team, our President and Chief Executive Officer, Robert A. Lento, our Chief Operating Officer, Indu Kodukula, our Chief Marketing Officer, Charles Kirby Wadsworth, and our Chief Sales Officer, George E. Vonderhaar, have been hired by us since June 2012. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.

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

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	corporate and personal liability for violations of local laws and regulations;

•	currency exchange rate fluctuations and repatriation of funds;

•	potentially adverse tax consequences;

•	credit risk and higher levels of payment fraud; and

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States.

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

Divestiture of our businesses or product lines, including those that we have acquired or will acquire, may materially adversely affect our financial condition, results of operations or cash flows, or may result in impairment charges that may adversely affect our results of operations.

On September 1, 2011, we sold our EyeWonder and chors rich media advertising unit to DG. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business, any of which could result in a material adverse effect to our financial condition, results of operations or cash flows. Divestitures of previously acquired businesses, such as the divestiture of the EyeWonder and chors rich media advertising services, may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.

Increasing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to expand our sales and marketing operations. We have a concentration of our sales force at our headquarters in Tempe, Arizona but we also have a widely deployed field sales force. We are growing our sales force and realigning our sales resources to improve our sales productivity and efficiency and to bring our sales personnel closer to our current and potential customers. Growing and realigning sales force has been and will continue to be expensive and could cause some near-term productivity impairments. As a result, we may not be successful in growing and improving the productivity and efficiency of our sales force, which could cause our results of operations to suffer.

We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if our sales force expansion efforts do not generate a corresponding significant increase in revenue.

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

The trading prices of our common stock and the securities of technology companies generally have been highly volatile. Factors affecting the trading price of our common stock will include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	commencement or resolution of, our involvement in and uncertainties arising from, litigation, particularly our current litigation with Akamai and the Massachusetts Institute of Technology (MIT);

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	the gain or loss of significant customers;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events or speculation of events that affect other companies in our industry even if these events do not directly affect us.

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

As of December 31, 2012, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 43% of our outstanding common stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our global corporate headquarters is located in approximately 64,000 square feet of leased office space in Tempe, Arizona. We also lease space for a data center and warehouse in Phoenix, Arizona. We lease offices in several other locations in the United States, including in or near Los Angeles, Mountain View, San Diego and San Francisco, California, New York, New York, Grand Rapids, Michigan, Seattle, Washington and Washington DC. We also lease offices in Europe and Asia in or near Munich, Germany, London, England, Paris, France, Tel Aviv, Israel, Lviv, Ukraine, Tokyo, Japan, Bangalore, Delhi and Mumbai, India, Seoul, Korea and Singapore. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.	Legal Proceedings

We are involved in litigation with Akamai and the Massachusetts Institute of Technology (MIT) relating to a claim of patent infringement. The action was filed in June 2006 in the United States District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims in United States Patent No. 6,108,703 (the ’703 patent). Before trial, Akamai waived by stipulation its claims of indirect or induced infringement and proceeded to trial only on the theory of direct infringement. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ’703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008, we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest. On July 1, 2008, the court denied our motions for JMOL, Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and denied its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp., released after the court denied our initial motion for JMOL. On April 24, 2009, the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ’703 patent and that we were entitled to JMOL. Based upon the court’s April 24, 2009 order, we reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believed that payment of any amounts represented by the litigation provision was probable. The court entered final judgment in our favor on May 22, 2009, and Akamai filed a notice of appeal of the court’s decision on May 26, 2009. On December 20, 2010, the Court of Appeals for the Federal Circuit issued its opinion affirming the trial court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the trial court’s entry of judgment in our favor, and reinstated the appeal.

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined we did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and will seek to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement. We believe that the Court of Appeals new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and that it should be overturned by the Supreme Court. Additionally, just as we have successfully shown that we do not directly infringe Akamai’s patent, we firmly believe that we ultimately would be successful in showing we do not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory. We will continue to vigorously defend against the allegation; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct significant portions of our business and to offer certain of our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. We are not able at this time to estimate the range of a potential loss nor in light of the status of the litigation do we believe a loss is probable, and therefore no provision for this lawsuit is recorded in our financial statements.

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

The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on The Nasdaq Global Select Market:

	High	Low
2011:
First Quarter	$8.58	$5.72
Second Quarter	$7.39	$4.17
Third Quarter	$5.16	$1.95
Fourth Quarter	$3.28	$2.03

2012:
First Quarter	$4.33	$2.91
Second Quarter	$3.35	$2.30
Third Quarter	$3.17	$2.22
Fourth Quarter	$2.42	$1.62

Holders

As of February 22, 2013, there were 354 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock during the three month period ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, — October 31, 2012	—	—	—	—
November 1, — November 30, 2012	373,500	$1.90	373,500	$9,297,890
December 1, — December 31, 2012	2,086,000	$2.17	2,086,000	$4,806,122

Total	2,459,500	$2.13	2,459,500

(1)	Includes commissions, markups and expenses.
(2)	On October 29, 2012, our board of directors authorized and approved a third common stock repurchase plan that authorizes us to use up to $10 million to repurchase shares of our common stock, exclusive of any commissions, markups or expenses, under which we may purchase shares of our common stock through May 9, 2013. Any repurchased shares will be cancelled and return to authorized but unissued status.

During 2012, we completed two previously announced stock repurchase plans and commenced a third. On September 12, 2011, our board of directors authorized and approved a repurchase plan that authorized us to purchase up to $25 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. During the period September 12, 2011 through March 12, 2012, we purchased and cancelled approximately 9.7 million shares of common stock for approximately $25.0 million ($25.2 million including commissions) under the initial repurchase plan. On May 3, 2012, we announced a second common stock repurchase plan that authorized us to repurchase up to $15 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through December 15, 2012. During the year ended December 31, 2012, we purchased and cancelled approximately 5.7 million shares of common stock for approximately $15.0 million ($15.1 million including commissions) under the second repurchase plan.

On October 29, 2012, the Company’s Board authorized and approved a third common stock repurchase plan that authorized the Company to repurchase up to $10 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. Any repurchased shares will be cancelled and return to authorized but unissued status. During the three months ended December 31, 2012, the Company purchased and cancelled approximately 2.2 million shares under the third repurchase plan for approximately $4.6 million including commissions.

We did not repurchase any equity securities in 2010 or prior years.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2007 and December 31, 2012, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on December 31, 2007 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

This graph assumes an investment on December 31, 2007 of $100 in our common stock (based on the closing sale price of our common stock), and in each of such indices (including the reinvestment of all dividends). Measurement points are to the last trading day for each respective period. The performance shown is not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and with “Management Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. In January 2010 and April 2010, we acquired chors and EyeWonder, respectively. On September 1, 2011, we completed the sale of EyeWonder and chors video and rich media advertising services to DG. Accordingly, the results related to the sale of EyeWonder and chors for the year ended December 31, 2011 and prior periods have been reclassified to discontinued operations and have not been included in our selected financial data and management’s discussion and analysis of financial condition and results of operations.

	Limelight Networks, Inc.
	Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues	$180,236	$171,292	$154,223	$131,663	$129,530

Cost of revenue:
Cost of services (1)	83,723	81,556	72,358	61,572	58,186
Depreciation — network	27,992	28,030	22,224	24,051	25,675

Total cost of revenue	111,715	109,586	94,582	85,623	83,861

Gross profit	68,521	61,706	59,641	46,040	45,669
Operating expenses:
General and administrative (1)	36,003	32,138	29,827	34,128	52,440
Sales and marketing (1)	45,044	40,081	38,614	32,587	34,916
Research and development (1)	20,182	17,146	10,841	7,937	7,365
Depreciation and amortization	5,843	4,787	2,460	2,351	1,356
Provision for litigation (2)	—	—	—	(65,645)	17,515

Total operating expenses	107,072	94,152	81,742	11,358	113,592

Operating (loss) income	(38,551)	(32,446)	(22,101)	34,682	(67,923)
Other income (expense):
Interest expense	(177)	(299)	(62)	(39)	(55)
Interest income	356	752	910	1,345	5,098
Gain on sale of cost basis investment	9,420	—	—	—	—
Other, net	(602)	(311)	(250)	(14)	(171)

Total other income	8,997	142	598	1,292	4,872

(Loss) income from continuing operations before income taxes	(29,554)	(32,304)	(21,503)	35,974	(63,051)
Income tax expense (benefit)	481	(2,238)	727	1,084	16

(Loss) income from continuing operations	(30,035)	(30,066)	(22,230)	34,890	(63,067)
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(2,861)	4,778	1,879	—	—

Net (loss) income	$(32,896)	$(25,288)	$(20,351)	$34,890	$(63,067)

Basic net (loss) income per weighted average share:
Continuing operations	$(0.30)	$(0.28)	$(0.24)	$0.41	$(0.76)
Discontinued operations	(0.02)	0.05	0.02	—	—

Total	$(0.32)	$(0.23)	$(0.22)	$0.41	$(0.76)

Diluted net (loss) income per weighted average share:
Continuing operations	$(0.30)	$(0.28)	$(0.24)	$0.40	$(0.76)
Discontinued operations	(0.02)	0.05	0.02	—	—

Total	$(0.32)	$(0.23)	$(0.22)	$0.40	$(0.76)

Shares used in per weighted average share calculations:
Basic	101,283	109,236	94,300	84,202	82,932
Diluted	101,283	109,236	94,300	87,972	82,932

(1)	Includes share-based compensation as follows:

	Limelight Networks, Inc.
	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cost of revenue	$2,117	$2,419	$2,359	$2,414	$2,243
General and administrative	6,511	6,132	5,984	7,556	8,060
Sales and marketing	3,104	3,776	4,840	4,970	5,400
Research and development	2,743	3,554	2,999	2,523	2,355

Total	$14,475	$15,881	$16,182	$17,463	$18,058

(2)

In February 2008, a jury returned a verdict in a patent infringement lawsuit filed by Akamai and MIT, against us, finding that we infringed four claims of the patent at issue and rejecting our invalidity defenses. The jury awarded Akamai an aggregate of approximately $45.5 million in lost profits, reasonable royalties and price erosion damages, plus pre-judgment interest estimated to be $2.6 million. During 2008, we recorded an additional potential damage liability relating to this infringement of $15.5 million, plus additional interest of $2.0 million. The total provision for litigation at December 31, 2008 was $65.6 million. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp. (the Muniauction Case), released after the court denied our initial motion for JMOL. On April 24, 2009, the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ‘703 patent and that we are entitled to JMOL. Based upon the court’s April 24, 2009 order, we have reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believe that payment of any amounts represented by the litigation provision is probable. The court entered final judgment in favor of us. Akamai filed a notice of appeal of the court’s decision on May 26, 2009; and the Court of Appeals for the Federal Circuit heard arguments by both parties on June 7, 2010. On December 20, 2010, the Court of Appeals for the Federal Circuit issued its opinion affirming the trial court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the trial court’s entry of judgment in our favor, and reinstated the appeal. On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined we did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The court also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and sought to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement. We believe that the Court of Appeal’s new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as we have successfully shown that we do not directly infringe Akamai’s patent, we firmly believe that we ultimately would be successful in showing that we do not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory. We will continue to vigorously defend against the allegation; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct significant portions of our business and to offer certain of our products and services to our customers.

A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. We are not able at this time to estimate the range of potential loss nor, in light of the status of the litigation, do we believe that a loss is probable. Therefore, we have made no provision for this lawsuit in our financial statements.

	Limelight Networks, Inc.
	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$127,955	$140,199	$66,870	$154,379	$174,643
Non-current marketable securities	18	51	103	12	13
Working capital	137,066	159,180	127,280	159,530	116,608
Property and equipment, net	41,251	56,368	52,891	35,524	40,185
Total assets	304,881	346,345	298,640	235,670	256,792
Long-term debt, less current portion	824	2,124	1,641	—	—
Total stockholders’ equity	267,230	309,105	256,109	202,800	150,131

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, statements as to industry trends, our future expectations, operations, financial condition and prospects, business strategies and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of this annual report on Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation.

Overview

We were founded in 2001 as a provider of CDN services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance computing platform (our global computing platform) and provide a suite of integrated services including content delivery, web and video content management, mobility, web application acceleration, cloud storage, and related consulting services that enable companies and other organizations to create, manage, and deliver a global digital presence.

The integrated suite of services that we offer collectively comprises our Orchestrate Platform. We provide the Orchestrate Platform as SaaS and IaaS, which other than content delivery services, are referred to collectively as VAS. We offer VAS both collectively as the end-to-end Orchestrate Digital Presence Platform and individually for customers that may not be inclined or able to adopt the entire platform.

The Orchestrate Platform and services help our customers optimize and streamline their online digital presence across web, mobile, social and large screen channels. The Orchestrate Platform and services enable our customers to remove the complexity of creating, managing, delivering and optimizing their digital presence, which helps them to deliver a high quality online media experience, improve brand awareness, drive revenue and enhance their customer relationships. The Orchestrate Platform and services provide advanced features which include website content management, personalization and targeting, video publishing, mobile enablement, content delivery, transcoding and cloud storage, combined with social media integration and reporting analytics. These services are provided through the cloud and leverage our global computing platform, which provides highly available, highly redundant storage, bandwidth and computing resources, as well as connectivity to last-mile broadband network providers. Our professional consulting services team helps organizations assess their digital presence requirements and improve their digital presence activities.

We derive revenue primarily from the sale of the Orchestrate Platform and its components as managed services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.

We provide our services to customers that we believe view Internet, mobile and social initiatives as critical to their success, including traditional and emerging media companies operating in the television, music, radio, newspaper, magazine, movie, videogame, software and social media industries, as well as to enterprises, technology companies, and government entities conducting business online. Our offerings enable organizations to remove the complexity of creating, managing, delivering and optimizing their digital presence by streamlining processes and optimizing business results across all customer interaction channels which helps them to deliver a high quality online media experience, improve brand awareness, drive revenue and enhance their customer relationships.

We provide services to customers in three geographic areas — North America, EMEA, and Asia Pacific, including Japan. As of December 31, 2012, we had 1,451 active customers worldwide.

In addition to expanding our suite of VAS, we continue to expand the capacity and capabilities, and to enhance the performance and efficiency, of our global computing platform. Although we believe that we may have improved margins in our content delivery services as we expand our customer base and use a greater proportion of our capacity, we expect the majority of our margin increases to result from our VAS increasing as a percentage of our revenue.

On November 26, 2012, we announced the appointment of Robert A. Lento as interim Chief Executive Officer effective immediately. We had previously announced on November 1, 2012 that Jeffrey W. Lunsford would be stepping down as our Chief Executive Officer in January 2013 and that an executive search firm was engaged to recruit his successor. On January 22, 2013, we announced that the board of directors completed its executive search and appointed Mr. Lento as our President and Chief Executive Officer and that Mr. Lunsford had tendered his resignation as a board member and Chairman of the Board. On February 12, 2013, we announced George E. Vonderhaar as Chief Sales Officer and recently appointed Jonathan Smith as Managing Director and Vice President of Europe, Middle East and Africa. On February 19, 2013, we announced the appointment of Walter D. Amaral to serve as our non-executive Chairman of the Board. Mr. Amaral fills the Chairman role vacated by the resignation of Mr. Lunsford. We also announced the appointments of Charles Kirby Wadsworth as our Chief Marketing Officer on June 25, 2012 and Indu Kodukula as our Chief Operating Officer on October 29, 2012.

During 2012, we completed two previously announced stock repurchase plans and commenced a third. On September 12, 2011, our Board authorized and approved a repurchase plan that authorized us to purchase up to $25 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. During the period September 12, 2011 through March 12, 2012, we purchased and cancelled approximately 9.7 million shares of common stock for approximately $25.0 million ($25.2 million including commissions) under the initial repurchase plan.

On May 3, 2012, we announced a second common stock repurchase plan that authorized us to repurchase up to $15 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through December 15, 2012. During the year ended December 31, 2012, we purchased and cancelled approximately 5.7 million shares of common stock for approximately $15.0 million ($15.1 million including commissions) under the second repurchase plan. On October 29, 2012, our Board of Directors authorized and approved a third common stock repurchase plan that authorized us to repurchase up to $10 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. Any repurchased shares will be cancelled and return to authorized but unissued status. During the three months ended December 31, 2012, we purchased and cancelled approximately 2.2 million shares under the third repurchase plan for approximately $4.6 million including commissions.

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in our on-going patent litigation with Akamai. The Court of Appeals stated that the trial court correctly determined that we did not directly infringe Akamai’s 6,108,703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The court also held that we did not infringe Akamai’s 6,553,413 or 7,103,645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and will seek to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement. Just as we have successfully shown that we do not directly infringe Akamai’s patent, we firmly believe that we ultimately would be successful in showing we do not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory, and we will continue to vigorously defend against the allegation. We do not believe a loss is probable and therefore no provision for this lawsuit is recorded in our financial statements. For additional information, please see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

In May 2010, we made a strategic investment in Gaikai, a private cloud-based gaming technology company. In August 2012, Sony acquired Gaikai and we recorded a gain on sale of our cost basis investment in Gaikai of $9.4 million, which has been reflected in other income (expense) in the accompanying consolidated statements of operations for the year ended December 31, 2012. The carrying value of the Gaikai cost basis investment as of the sale date was approximately $2.0 million. The aggregate selling price was $11.4 million, consisting of $10.2 million of cash received and $1.2 million held in escrow for a period of up to 15 months to cover any potential indemnification claims. As of December 31, 2012, we are not aware of any potential indemnification claims that are expected to reduce the amount received from escrow and have recorded a current receivable of $1.2 million which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet for the year ended December 31, 2012.

The following table sets forth our historical operating results, as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
Consolidated Statement of Operations Data:
Revenue	100%	100%	100%
Cost of revenue:
Cost of services	46	48	47
Depreciation — network	16	16	14

Total cost of revenue	62	64	61

Gross profit	38	36	39
Operating expenses:
General and administrative	20	19	19
Sales and marketing	25	23	25
Research and development	11	10	7
Depreciation and amortization	3	3	2

Total operating expenses	59	55	53

Operating loss	(21)	(19)	(14)
Other income (expense):
Interest expense	—	—	—
Interest income	—	—	1
Gain on sale of cost basis investment	5	—	—
Other, net	—	—	—

Total other income (expense)	5	—	—

Loss from continuing operations before income taxes	(16)	(19)	(14)
Income tax provision (benefit)	—	(1)	—

Loss from continuing operations	(16)	(18)	(14)
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(2)	3	1

Net loss	(18)%	(15)%	(13)%

Traffic on our network and our VAS offerings continued to grow during the year ended December 31, 2012. This traffic growth was primarily the result of growth in the traffic delivered to existing customers and to a lesser extent to new customers. Our content delivery revenue is generated by charging for traffic delivered. While our traffic continued to grow, our CDN revenue decreased approximately $4.8 million during 2012 when compared to 2011. The decrease was primarily due to lower reseller revenue and other non-traffic related revenue. Our VAS revenue represented substantially all of our revenue growth during the year ended December 31, 2012. During 2012, we continued to add new customers, experienced some attrition and elected not to renew some customers as we continue to focus on customer quality. Our average number of products per customer during the three month period ended December 31, 2012 was 1.8. For new customers added during the quarter we averaged 2.2 products. We continue to have success selling new products to our customer base.

Our international revenue continued to grow in 2012, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the years ended December 31, 2012, 2011 and 2010, respectively, revenue derived from customers outside North America accounted for approximately 31%, 30% and 27% respectively, of our total revenue. For the years ended December 31, 2012, 2011 and 2010, respectively, we derived approximately 47%, 50% and 57%, respectively of our international revenue from EMEA and approximately 53%, 50% and 43%, respectively of our international revenue from Asia Pacific. We anticipate that our Asia Pacific revenue may continue to grow as a percentage of our total international revenue. During 2012, two countries, Japan and the United States accounted for 10% or more of our total revenues. No single country outside of the United States accounted for 10% or more of our total revenues during the years ended December 31, 2011 and 2010. We expect international revenue to continue to increase in absolute dollars in 2013. Our business is managed as a single segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2012, sales to our top 10 customers, in terms of revenue, accounted for approximately 33% of our total revenue. During 2011 and 2010, revenue generated from sales to our top 10 customers, in terms of revenue, accounted for approximately 34% respectively, of our total revenue. During 2012 and 2011, we had one customer, Netflix, who accounted for more than 10% of our total revenue. For each of the years ended December 31, 2012 and 2011, Netflix represented approximately 11% of our total revenue. During 2010, we had no customer that accounted for more than 10% of our total revenue. In 2013, we anticipate our top 10 customer concentration levels will be consistent with 2012. In the past, the customers that comprise our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services for resale to their customers. Revenue generated from sales to reseller customers was approximately 3%, 4%, and 5%, respectively of our total revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

We occasionally generate revenue from certain customers that are entities related to certain of our executive officers and directors. For the year ended December 31, 2012, revenue generated from these related party transactions was approximately 1% of our total revenue. For the year ended December 31, 2011, revenue generated from these related party transactions was less than 1% of our total revenue. For the year ended December 31, 2010, we did not generate any revenue from related parties.

In addition to these revenue-related business trends, our cost of revenue increased in absolute dollars and decreased as a percentage of revenue in 2012 when compared to 2011. The increase in absolute dollars was primarily due to increased payroll and related employee costs for our operations personnel, increased professional fees, and increases in other costs associated with the delivery of our services, as well as additional fees and licenses. These increases were offset by decreased bandwidth and co-location costs, which were primarily due to lower transit costs, offset by an increase in paid peering. In addition, 2012 includes a full year of cost of revenue for Clickability, Inc. (Clickability) and AcceloWeb (IL) Ltd. (AcceloWeb) compared to 2011 cost of revenue which includes eight months for Clickability and AcceloWeb which were both acquired in May 2011.

We enter into contracts with third party network and data center providers, with terms typically ranging from several months to several years. Our contracts related to transit bandwidth provided by network operators generally commit us to pay a fixed monthly fee or monthly fees plus additional fees for bandwidth usage above a specified level. We entered into an agreement with Global Crossing in January 2009 for use of private lines for additional bandwidth and backbone services with a term of four years from installation. We executed subsequent amendments in September 2009, March 2011 and January 2012 for additional bandwidth and backbone services. The agreement and subsequent amendments required substantial prepayment for such services, and the amendments extended the original term for some services through June 2014. In addition to purchasing services from communications providers, we connect directly to approximately 600 broadband ISPs, generally without either party paying the other. This industry practice, known as settlement free peering, benefits us by allowing us to place content objects directly on user access networks, which helps us provide higher performance delivery for our customers and eliminate paying transit bandwidth fees to network operators. This practice also benefits the ISP and its customers by allowing them to receive improved content delivery through our local servers and eliminate the cost of transit bandwidth associated with delivery receipt of the traffic. We do not consider these relationships to represent the culmination of an earnings process. Accordingly, we do not recognize as revenue the value to the ISPs associated with the use of our servers nor do we recognize as expense the value of the bandwidth received at discounted or no cost. These peering relationships are mutually beneficial and are not contractual commitments. In addition to settlement free peering, we incur costs for non-settlement free peering as well as costs associated with connecting to the ISPs.

During 2012, we continued to reduce our network transit bandwidth delivery costs per gigabyte transferred by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions from our existing suppliers associated with higher purchase commitments. While we had increased traffic delivered over our network, our total transit bandwidth delivery costs decreased during 2012. We anticipate our overall transit bandwidth delivery costs will continue to increase in absolute dollars as a result of expected higher traffic levels, and we expect this increase to be partially offset by continued reductions in bandwidth costs per unit. We expect that our overall transit bandwidth delivery costs as a percentage of revenue will increase in 2013 compared to 2012.

For the year ended December 31, 2012, operating expenses increased in absolute dollars and increased as a percentage of revenue compared to the year ended December 31, 2011. This increase was primarily due to increased sales and marketing expenses, increased general and administrative expenses, increased research and development costs, and increased non-network related depreciation and amortization. The increase in sales and marketing expenses was primarily due to increased payroll and related employee costs, due to increased staffing, increased travel, increased professional fees, and increased facility and facility-related costs, offset by a decrease in share-based compensation. The increase in general and administrative expenses was primarily due to increased professional fees, primarily due to increased consulting and outside professional services, legal fees associated with intellectual property and general corporate legal matters, and recruiting costs. The increase in research and development costs was primarily due to increased payroll and related employee costs due to increased staffing. The increase in non-network related depreciation and amortization was due to increased amortization of intangible assets from our business acquisitions and administrative depreciation and amortization. For the year ended December 31, 2011, operating expenses included approximately eight months of operating expenses from our May 2011 acquisitions of Clickability and AcceloWeb.

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular, as we purchased servers and other network equipment associated with our network build-out. For example, in 2012, 2011, and 2010, we made capital purchases of $18.4 million, $30.4 million, and $33.5 million, respectively, which represented 10%, 18%, and 22%, respectively, of total revenue for each of those years. We expect to have ongoing capital expenditure requirements, as we continue to invest in, refresh and expand our global computing platform.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

We primarily derive revenue from the sale of content delivery and value-added services to our customers. Our customers generally execute contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. We define usage as customer data sent or received using our content delivery service, or content that is hosted or cached by us at the request or direction of our customer. We recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable, and collection is reasonably assured. Should a customer’s usage of our services exceed the monthly minimum commit, we recognize revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, we recognize revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognize any remaining committed amount for the applicable period in the last month thereof.

We typically charge the customer an installation fee when the services are first activated. We do not charge installation fees for contract renewals. Installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also derive revenue from services and events sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred, and collection is reasonably assured.

We have on occasion entered into multi-element arrangements. Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer and there is objective and reliable evidence of the fair value of each deliverable. Arrangements not meeting these criteria are combined into a single unit of accounting.

For services sold in multiple-element arrangements, consideration is allocated to each deliverable at the inception of an arrangement based on relative selling prices. Substantially all services are sold on a stand-alone basis, providing vendor specific objective evidence (VSOE) of selling prices. In the absence of VSOE or third-party evidence of selling prices, consideration would be allocated based on management’s best estimate of such prices.

We recognized approximately $2.8 million, $4.3 million, and $11.0 million, respectively, in revenue under multi-element arrangements for the years ended December 31, 2012, 2011, and 2010. As of December 31, 2012, we had deferred revenue related to these multi-element arrangements of approximately $0.2 million that will be recognized over the remaining terms of the respective arrangements based on the underlying elements of the arrangements in accordance with our revenue recognition policies.

We sell services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. Reseller revenue was approximately 3%, 4%, and 5%, respectively, of our total revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees, prepayments made by customers for future periods, and deferred installation fees.

Accounts Receivable and Related Reserves

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. We record reserves as a reduction of our accounts receivable balance for service credits and for doubtful accounts. Estimates are used in determining both of these reserves. The allowance for doubtful accounts charges are included as a component of general and administrative expenses.

Our reserve for service credits relates to service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits typically relate to customer disputes and billing adjustments and are estimated at the time the revenue is recognized and recorded as a reduction of revenues. Estimates for service credits are based on an analysis of credits issued in previous periods.

Our allowance for doubtful accounts is based upon a calculation that uses our aging of accounts receivable and applies a reserve percentage to the specific age of the receivable to estimate the allowance for doubtful accounts. The reserve percentages are determined based on our historical write-off experience. These estimates could change significantly if our customers’ financial condition changes or if the economy in general deteriorates. We perform on-going credit evaluations of our customers. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any future services provided to that customer will result in the deferral of revenue until payment is made or we determine payment is reasonably assured.

Goodwill and Other Intangible Assets

We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of December 31, 2012 and 2011, we concluded that we had one reporting unit and assigned the entire balance of goodwill to this reporting unit. The fair value of the reporting unit was determined using our market capitalization as of October 31, 2012 and 2011. We performed an impairment test of goodwill as of each of such date and the tests did not indicate an impairment of goodwill.

Other intangible assets consist of existing technologies, customer relationships, trade names, and trademarks. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.

Impairment and Useful Lives of Long-Lived Assets

We review our long-lived assets, such as fixed assets and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events that would trigger an impairment review include a change in the use of the asset or forecasted negative cash flows related to the asset. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. The estimates required to apply this accounting policy include forecasted usage of the long-lived assets, the useful lives of these assets, and expected future cash flows. Changes in these estimates could materially impact results from operations.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain.

Deferred Taxes and Tax Reserves

Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect during the years in which the differences are expected to reverse or the carryforwards are expected to be realized.

The Company currently has net deferred tax assets consisting of net operating loss (“NOL”) carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses, we have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes in the period of such realization.

The Company has recorded certain tax reserves to address potential exposures involving its income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount that the Company estimated.

Uncertainty in income taxes is recognized in the Company’s financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our unrecognized tax benefit from uncertain tax positions increased from January 1, 2012 to December 31, 2012. We anticipate that our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settling potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change. We recognize interest and penalties related to unrecognized tax benefits in our tax provision.

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

Share-Based Compensation

We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company and historical volatilities of similar public companies within the Internet services and network industry. Each company’s historical volatility is weighted based on certain qualitative factors and combined to produce a single volatility factor used by us. We do not have enough historical experience as a public company to provide a reasonable estimate of the expected term; therefore, expected term is calculated using the “short-cut” method, which takes into consideration the grant’s contractual life and the vesting periods. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term.

We develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Annual changes in the estimated forfeiture rate may have a significant effect on share-based payments expense, as the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. We have never paid cash dividends and do not currently intend to pay cash dividends, and therefore, we have assumed a 0% dividend yield.

We will continue to use judgment in evaluating the expected term, volatility, and forfeiture rate related to our own share-based awards on a prospective basis, and in incorporating these factors into the model. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost.

We apply the straight-line attribution method to recognize compensation costs associated with awards that are not subject to graded vesting. For awards that are subject to graded vesting and performance based awards, we recognize compensation costs separately for each vesting tranche. We also estimate when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of stock-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent our estimates of awards considered probable of being earned changes, the amount of stock-based compensation recognized will also change.

Results of Continuing Operations

Comparison of the Years Ended December 31, 2012 and 2011

Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2012	2011
		(in thousands)
Revenue	$180,236	$171,292	$8,944	5%

Revenue increased 5%, or $8.9 million, to $180.2 million for the year ended December 31, 2012 compared to $171.3 million for the year ended December 31, 2011. The increase in revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily attributable to an increase in our VAS revenue of approximately $13.8 million. Our VAS revenue, which collectively refers to our mobility, web and video content management, web application acceleration, cloud storage, and consulting revenue, includes revenue from the date of acquisition of Delve Networks, Inc. (Delve), Clickability, and AcceloWeb. The increase in VAS revenue was primarily attributable to increases in our web content management, video publishing, and cloud storage revenue. The increase in VAS revenue was offset by a decrease in our content delivery services revenue. During 2012, we continued to increase the amount of traffic moving through our network, however, we also saw price compression. Our content delivery services revenue decreased approximately $4.8 million. The decrease was primarily due to lower reseller revenue and other non-traffic related revenue. In addition, approximately $1.8 million was due to a reduction in our network pop-build and license revenue from Microsoft.

As of December 31, 2012, we had 1,451 customers compared to 1,565 as of December 31, 2011. The decrease in customers count was primarily attributable to the loss of smaller revenue generating customers.

For the years ended December 31, 2012 and 2011, approximately 31% and 30%, respectively, of our total revenues were derived from our operations located outside of North America. For the years ended December 31, 2012 and 2011, we derived approximately 47% and 50%, respectively, of our international revenue from EMEA and approximately 53% and 50%, respectively, of our international revenue from Asia Pacific. During 2012, two countries, Japan and the United States, respectively, accounted for 10% or more of our total revenues. During 2011, no single country outside of the United States accounted for 10% or more of our total revenues.

We anticipate revenues will increase in 2013. We expect to deliver more traffic on our network and expect continued growth in our VAS. Additionally, we expect our international revenue to continue to increase in absolute dollars and that our Asia Pacific revenue may continue to grow as a percentage of our total international revenue compared to 2012. We anticipate that our customer concentrations levels will be consistent with 2012.

Cost of Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2012	2011
		(in thousands)
Cost of revenue	$111,715	$109,586	$2,129	2%

Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to ISPs, and fees paid to data center operators for housing of our network equipment in third party network data centers, also known as co-location costs. Cost of revenue also includes depreciation of network equipment used to deliver our content delivery services, payroll and related costs and share-based compensation for our network operations, and professional services personnel.

Cost of revenue increased 2%, or $2.1 million, to $111.7 million for the year ended December 31, 2012 compared to $109.6 million for the year ended December 31, 2011. This increase was primarily due to an increase in payroll and related employee costs of approximately $2.5 million primarily associated with increased salaries and bonus accrual, increased professional fees of approximately $0.7 million, consisting of approximately $0.5 million of consulting fees and approximately $0.1 million of recruiting fees, and an increase in other costs of approximately $1.3 million. The increase in other costs was primarily due to $0.5 million of other costs associated with the delivery of our services and increased fees and licenses of approximately $0.5 million. These increases were offset by a decrease of approximately $2.2 million in bandwidth and co-location fees. The decrease in bandwidth and co-location fees was primarily due to reduced transit costs of approximately $3.2 million, reduced rack fees of approximately $0.3 million, and a reduction of approximately $0.7 million in other recurring costs of sales and services, offset by increased peering costs of approximately $2.4 million. For the year ended December 31, 2012 share-based compensation expense decreased $0.3 million compared to the same period of the prior year.

Cost of revenue in 2012 and 2011 was composed of the following:

	Year Ended December 31,
	2012	2011
	(in millions)
Bandwidth and co-location fees	$55.2	$57.4
Depreciation — network	28.0	28.0
Payroll and related employee costs	18.1	15.6
Share-based compensation expense	2.1	2.4
Professional fees and outside services	1.6	0.9
Travel and travel-related expenses	0.9	0.9
Royalty expenses	0.9	0.8
Other costs	4.9	3.6

Total cost of revenue	$111.7	$109.6

We anticipate cost of revenue will increase in 2013. We expect to deliver more traffic on our network, which would result in higher expenses associated with increased bandwidth, peering, rack and co-location costs to support increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. We anticipate depreciation expense related to our network equipment to decrease compared to 2012 in absolute dollars. Additionally, we expect an increase in payroll and related costs, as we continue to make investments in our network to service our expanding customer base as well as our increase in VAS personnel. We expect that share-based compensation expense will decrease in absolute dollars and remain consistent with 2012 as a percentage of revenue.

General and Administrative

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2012	2011
		(in thousands)
General and administrative	$36,003	$32,138	$3,865	12%

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

General and administrative expenses increased 12%, or $3.9 million, to $36.0 million for the year ended December 31, 2012 compared to $32.1 million for the year ended December 31, 2011. This increase was primarily due to an increase in professional fees of $2.3 million which was due to increased consulting and outside professional services of $1.5 million, legal fees related to intellectual property matters and other matters of $0.4 million, and increased recruiting fees of approximately $0.4 million. In addition, our bad debt expense increased $0.9 million and stock-based compensation increased $0.4 million. The increase in bad debt expense included approximately $0.8 million for a related party entity. Our payroll and payroll-related costs increased approximately of $0.3 million during 2012. These increases were off-set by a decrease in litigation costs of approximately $0.9 million, and a decrease in travel and travel-related costs of approximately $0.2 million. Other costs increased $1.1 million which was primarily due to increased facilities and facilities-related costs of $0.2 million, primarily due to our relocation to our new worldwide headquarters in Tempe, Arizona in April 2011, and increased fees, licenses and non-income taxes of $1.8 million, off-set by the reversal of previously recorded contingent consideration for which we no longer believe that payment is probable of approximately $0.8 million and reduced office supplies of approximately $0.2 million. Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses, and property taxes.

Additionally, general and administrative share-based compensation expense increased $0.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.

General and administrative expenses in 2012 and 2011 were composed of the following:

	Year Ended December 31,
	2012	2011
	(in millions)
Payroll and related employee costs	$9.4	$9.1
Professional fees	8.1	5.8
Share-based compensation	6.5	6.1
Bad debt expense	2.0	1.1
Travel and travel related expenses	0.6	0.8
Litigation expenses	0.5	1.4
Other expenses	8.9	7.8

Total general and administrative	$36.0	$32.1

In 2013, we expect our general and administrative expenses to decrease in absolute dollars and as a percentage of revenue. During 2013, we expect to see increased salaries and related employee cost. These increases will be offset by lower consulting, bad debt expense and lower non-income tax related taxes. We expect that share-based compensation expense will decrease in absolute dollars and decrease as a percentage of revenue compared to 2012.

Sales and Marketing

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2012	2011
		(in thousands)
Sales and marketing	$45,044	$40,081	$4,963	12%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees, travel and travel-related expenses, and advertising and promotional expenses.

Sales and marketing expenses increased 12%, or $4.9 million, to $45.0 million for the year ended December 31, 2012 compared to $40.1 million for the year ended December 31, 2011. This increase was primarily due to an increase in payroll and related employee costs of $3.0 million, primarily due to increased salaries and benefits of $2.5 million, and to a lesser extent increased variable compensation costs of $0.4 million, an increase in travel and travel-related expenses of $0.7 million, an increase in professional fees of $0.5 million, primarily for consulting, recruiting fees, and casual services, an increase in marketing programs of $0.3 million, and an increase in other costs of $1.1 million. The increase in other costs was primarily due to increased facility and facility-related costs, fees and licenses, office supplies, and costs associated with our website design.

Additionally, sales and marketing share-based compensation expense decreased $0.7 million for the year ended December 31, 2012 compared to the same period of the prior year.

Sales and marketing expenses in 2012 and 2011 were composed of the following:

	Year Ended December 31,
	2012	2011
	(in millions)
Payroll and related employee costs	$27.3	$24.3
Travel and travel-related expense	3.9	3.2
Share-based compensation expense	3.1	3.8
Marketing programs	2.6	2.3
Professional fees and outside services	2.0	1.5
Other expenses	6.1	5.0

Total sales and marketing	$45.0	$40.1

We anticipate our sales and marketing expense will increase in 2013 in absolute dollars and decrease as a percentage of revenue compared to 2012. The increase in absolute dollars is due to expected increases in marketing expenses,variable compensation on higher forecast sales, and an increase in facility and facility-related expenses for our sales and marketing personnel. We expect that share-based compensation expense will decrease in absolute dollars and as a percentage of revenue in 2013 compared to 2012.

Research and Development

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2012	2011
		(in thousands)
Research and development	$20,182	$17,146	$3,036	18%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel, who design, develop, test, and enhance our services, network, and software.

Research and development expenses increased 18%, or $3.0 million, to $20.2 million for the year ended December 31, 2012, compared to $17.1 million for the year ended December 31, 2011. This increase was primarily due to an increase of $3.2 million in payroll and related employee costs and increases in professional fees of $0.3 million, and in other costs of $0.4 million. The increase in payroll and related employee costs was primarily due to our hiring of additional network and software engineering personnel. Other expenses include such items as telephone, fees and licenses, office supplies and other employee costs.

Additionally, research and development share-based compensation expense decreased $0.8 million for the year ended December 31, 2012 compared to the same period of the prior year.

Research and development expenses in 2012 and 2011 were composed of the following:

	Year Ended December 31,
	2012	2011
	(in millions)
Payroll and related employee costs	$15.0	$11.8
Share-based compensation expense	2.8	3.6
Professional fees and outside services	1.0	0.7
Travel and travel-related expense	0.5	0.5
Other	0.9	0.5

Total research and development	$20.2	$17.1

We anticipate our research and development expenses will increase in 2013 in absolute dollars and increase as a percentage of revenue as we continue to make investments in our core technology, refinements and additions to our other service offerings. We expect increased payroll and related employee costs associated with continued hiring of research and development personnel. We expect that share-based compensation expense will decrease in both absolute dollars and as a percentage of revenue in 2013 compared to 2012.

Depreciation and Amortization (Operating Expenses)

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2012	2011
		(in thousands)
Depreciation and amortization	$5,843	$4,787	$1,056	22%

Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Depreciation and amortization expenses increased 22%, or approximately $1.1 million, to $5.8 million for the year December 31, 2012, compared to $4.8 million for the year ended December 31, 2011. The increase in depreciation and amortization expense was due to an increase of approximately $0.5 million in amortization of intangible assets acquired in business combinations, and to increased general and administrative depreciation and amortization of $0.5 million. For the year ended December 31, 2012, amortization of intangibles was approximately $2.9 million.

Based on our other intangible assets as of December 31, 2012, aggregate expense related to amortization of other intangible assets is expected to be $2.8 million for 2013, and $2.1 million, $1.1 million, and $0.3 million for fiscal years 2014, 2015, and 2016, respectively.

Interest Expense

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2012	2011
		(in thousands)
Interest expense	$177	$299	$(122)	(41)%

Interest expense consisted primarily of interest paid on capital leases and accretion of contingent consideration related to our business acquisitions.

Interest expense decreased 41%, or $0.1 million, to $0.2 million for the year ended December 31, 2012, compared to $0.3 million for the year ended December 31, 2011. Interest expense for year ended December 31, 2012, was primarily comprised of interest paid on capital leases. Interest expense for the year ended December 31, 2011, was comprised of interest paid on capital leases of approximately $186,000, the accretion of contingent consideration related to our business acquisitions of approximately $97,000 and bank fees of approximately $16,000.

As of December 31, 2012, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2012	2011
		(in thousands)
Interest income	$356	$752	$(396)	(53)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income decreased 53%, or $0.4 million to $0.4 million for the year ended December 31, 2012, compared to $0.8 million for the year ended December 31, 2011. The decrease in interest income during the year ended December 31, 2012 was primarily due to lower interest rates on our cash and marketable securities balances.

Other (Expense) Income

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2012	2011
		(in thousands)
Other (expense) income	$(602)	$(311)	$291	94%

Other expense increased $0.3 million to $0.6 million for year ended December 31, 2012, compared to $0.3 million for the year ended December 31, 2011. Other income (expense) consists primarily of foreign currency gains and losses.

Income Tax Expense (Benefit)

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2012	2011
		(in thousands)
Income tax expense (benefit)	$481	$(2,238)	$(2,719)	(121)%

We had an income tax expense during the year ended December 31, 2012 of $0.5 million or 2% of our pre-tax loss of $29.6 million which was different than our statutory income tax rate due primarily to our providing for a valuation allowance on tax assets in certain jurisdictions, state tax, and foreign tax for the year. For the year ended December 31, 2011, we had an income tax benefit of $2.2 million or 7% of our pre-tax loss of $32.3 million.

(Loss) Income from Discontinued Operations

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2012	2011
		(in thousands)
(Loss) income from discontinued operations	$(2,861)	$4,778	$(7,639)	(160)%

On September 1, 2011, we completed the sale of EyeWonder and subsidiaries and chors video and rich media advertising services to DG. The sale of EyeWonder and chors met the criteria for discontinued operations during the year ended December 31, 2011. Accordingly, the results of operations related to EyeWonder and chors were classified as discontinued operations in the periods presented. See Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about discontinued operations.

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
		(in thousands)
Revenue	$171,292	$154,223	$17,069	11%

Revenue increased 11%, or $17.0 million, to $171.3 million for the year ended December 31, 2011 as compared to $154.2 million for the year ended December 31, 2010. The increase in revenue for the year ended December 31, 2011 as compared to the year ended December 31, 2010, was primarily attributable to an increase in our value-added services revenue of approximately $19.6 million. Our value-added services revenue, which collectively refers to our SaaS solutions for mobility, web and video content management, web application acceleration, cloud storage, and consulting, includes revenue from the date of acquisition of Delve, Clickability and AcceloWeb. The increase in value-added services revenue is primarily attributable to increases in our web content management, storage, video publishing, and mobile product offerings. The increase in value-added services revenue was offset by a decrease in our content delivery services revenue of approximately $2.5 million. During 2011, we continued to increase the amount of traffic moving through our network; however, the revenue generated from the increase in traffic grew at a much lower rate and we continue to see a decline in our average unit sales price. Our core content delivery services revenue increased approximately $3.7 million; however, this increase was offset by a decrease of approximately $6.2 million in our network pop-build and license revenue from Microsoft. As of December 31, 2011, we had approximately 1,565 customers as compared to approximately 1,567 as of December 31, 2010.

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

Cost of revenue increased 16%, or $15.0 million, to $109.6 million for the year ended December 31, 2011 as compared to $94.6 million for the year ended December 31, 2010. These increases were primarily due to an increase in aggregate bandwidth and co-location fees of $6.1 million. This increase was primarily due to increased peering costs of approximately $7.6 million, increased costs associated with our transit backbone of approximately $0.7 million, and an increase in rack fees of approximately $0.5 million, associated with increased amounts of deployed network assets. These increases were offset by a decrease in our cost of bandwidth transit of approximately $2.3 million, and a decrease in other recurring cost of sales of approximately $0.4 million. In addition, depreciation increased approximately $5.8 million, due to increased amounts of deployed assets, as we continue to build-out our expanding network and to refresh our network equipment, and an increase in payroll and related employee costs of $2.9 million associated with increased staff to build and operate our global computing platform, as well as increased and professional services personnel. Additionally, we had increases in professional fees and outside services of $0.3 million, primarily due to an increase in outside consulting expense, an increase in royalty expense of $0.4 million, and an increase in travel and travel-related expenses of $0.2 million. These increases were offset by a decrease in other costs of $0.7 million. The decrease in other costs is primarily related to $0.8 million of costs in 2010 associated with the sale of equipment to a customer and reduced fees and licenses of approximately $0.4 million in 2011. These decreases were offset by an increase of approximately $0.4 million in other costs associated with the delivery of our services and an increase in office and computer supplies of approximately $0.1 million.

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

General and administrative expenses consist primarily of the following components:

•

payroll, share-based compensation and other related costs, including related expenses for executive, finance, legal, business applications, internal network management, human resources, and other administrative personnel;

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

Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses, and property taxes.

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

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales and service support functions, professional fees (consultants and recruiting fees), travel and travel-related expenses, as well as advertising and promotional expenses.

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

Research and development expenses consisted primarily of payroll and related costs and share-based compensation expense for research and development personnel, who design, develop, test, and enhance our services, network, and software.

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

Depreciation expense consisted of depreciation on equipment and furnishing used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

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

Interest expense consisted of interest paid on capital leases and accretion of contingent consideration related to our business acquisitions.

Interest expense increased 382%, or $237,000, to $299,000 for the year ended December 31, 2011, as compared to $62,000 for the year ended December 31, 2010. The increase in interest expense was primarily related to increased interest expense on capital leases (approximately $127,000), the accretion of contingent consideration related to our business acquisitions (approximately $97,000), and other interest (approximately $13,000). Interest expense for the year ended December 31, 2010 included interest paid in association with a filing of non-income tax related payments and interest paid on capital leases. As of December 31, 2011, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2011	2010
	(in thousands)
Interest income	$752	$910	$(158)	(17)%

Interest income included interest earned on invested cash balances and marketable securities.

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

As of December 31, 2012, our cash, cash equivalents and marketable securities classified as current totaled $128.0 million. Included in this amount is approximately $5.3 million of cash and cash equivalents held outside the United States.

Cash Flow for the Years Ended December 31, 2012, 2011, and 2010

Operating Activities

Net cash provided by operating activities of continuing operations increased by $7.6 million, with net cash provided by operating activities equaling $12.5 million for the year ended December 31, 2012, compared to net cash provided by operating activities of approximately $4.9 million for the year ended December 31, 2011. The change in operating cash flows comparing the year ended December 31, 2012 to the year ended December 31, 2011 was primarily due to changes in operating assets and liabilities. Cash provided by operating activities of continuing operations related to changes in operating assets and liabilities was $1.7 million during the year ended December 31, 2012 compared to $11.0 million of cash used during the year ended December 31, 2011. The difference relates primarily to changes in prepaid and other current assets and other assets associated with lower advanced payments for bandwidth and backbone services in 2012, an increase in accounts payable associated with the timing of vendor payments and less cash used related to payments on other current liabilities during 2012 compared to 2011.

Net cash provided by operating activities of continuing operations decreased by $10.1 million, with net cash provided by operating activities equaling $4.9 million for the year ended December 31, 2011, compared to net cash provided by operating activities of approximately $15.0 million for the year ended December 31, 2010. The change in operating cash flows comparing the year ended December 31, 2011 to the year ended December 31, 2010 was primarily due to a larger net loss from continuing operations in 2011 compared to 2010, in addition to changes in operating assets and liabilities. Cash used due to changes in operating assets and liabilities was $11.0 million in the year ended December 31, 2011, compared to cash used of $4.2 million in the year ended December 31, 2010. The change related primarily to greater cash usage during the year ended December 31, 2011 related primarily to an increase in prepaid expenses and other current and long-term assets associated with advanced payments for bandwidth and backbone services with a telecommunications provider, a decrease in accounts payable related to the timing of payments, a decrease in other current liabilities primarily related to employee salary related expenditures in 2011, and a decrease in deferred revenue.

We expect that cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2013, re-purchases of common stock and potential litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our DSO will also affect the future amount of cash used in or provided by operating activities.

Investing Activities

Net cash used in investing activities of continuing operations was $0.5 million for the year ended December 31, 2012, compared to cash provided by investing activities of $15.5 million for the year ended December 31, 2011. Net cash used in investing activities was principally comprised of cash used for the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform, offset by cash generated from maturities of short-term marketable securities, cash collected on the DG receivable, and proceeds from the sale of our investment in Gaikai.

In May 2010, we made a strategic investment in Gaikai, a private cloud-based gaming technology company. In August 2012, Sony acquired Gaikai for approximately $380 million and we received approximately $10.2 million in proceeds from the sale of our investment in Gaikai and expect to receive an additional $1.2 million depending upon the amount of indemnification claims made during the 15 month indemnification period.

Cash provided by investing activities was $15.5 million for the year ended December 31, 2011, compared to cash used in investing activities of $47.6 million for the year ended December 31, 2010. Cash provided by investing activities was principally comprised of cash received from DG for the sale of EyeWonder and chors, offset by cash used for the acquisition of businesses, the purchase of short-term marketable securities, and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform, offset by cash generated from the sale of short-term marketable securities.

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

On September 1, 2011, we sold EyeWonder and chors to DG for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million receivable. As of December 31, 2012, approximately $7.4 million of the receivable had been received from DG.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our global computing platform.

Financing Activities

Net cash used in financing activities of continuing operations was approximately $23.1 million for the year ended December 31, 2012, compared to $50.8 million of net cash provided by financing activities of continuing operations for the year ended December 31, 2011. Net cash used in financing activities during the year ended December 31, 2012 related to payments made for the purchase of shares of our common stock under our stock repurchase plans of approximately $20.9 million, payments made on our capital lease obligations of approximately $1.7 million, and payments of employee tax withholdings related to RSUs of approximately $0.7 million, offset by cash received from the exercise of stock options of $0.2 million.

Net cash provided by financing activities increased to approximately $50.8 million for the year ended December 31, 2011 compared to $0.2 million for the year ended December 31, 2010. Net cash provided by financing activities in the year ended December 31, 2011 primarily related to proceeds from the public offering of our common stock of approximately $77.0 million and the exercise of stock options of $0.7 million offset by payments made for the re-purchase of our common stock of approximately $24.4 million, payments of employee tax withholdings related to restricted stock of approximately $1.2 million, and payments made on our capital lease obligations of approximately $1.4 million.

As of December 31, 2012, we had no outstanding debt other than the aforementioned capital leases.

During 2012, we completed two stock repurchase plans and commenced a third. On October 29, 2012, our Board authorized a third common stock repurchase plan that authorized us to repurchase up to $10 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. Any repurchased shares will be cancelled and return to authorized but unissued status. During the three months ended December 31, 2012, we purchased and cancelled approximately 2.2 million shares under the third repurchase plan for approximately $4.6 million (including commissions).

In May 2012, our Board approved a second common stock repurchase plan that authorized us to repurchase up to $15 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through December 15, 2012. Any repurchased shares will be cancelled and return to authorized but unissued status. During the year ended December 31, 2012, we purchased and cancelled approximately 5.7 million shares of common stock for approximately $15.0 million ($15.1 million including commissions) under the second repurchase plan. Our second stock repurchase plan is now complete.

On September 12, 2011, our Board approved an initial repurchase plan that authorized us to repurchase up to $25 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. During the year ended December 31, 2012, we repurchased and cancelled approximately 0.3 million shares under the initial repurchase plan. During the period September 12, 2011 through March 12, 2012, we repurchased and cancelled approximately 9.7 million shares of common stock for approximately $25.0 million ($25.2 million including commissions) under the initial repurchase plan. All repurchased shares were cancelled and returned to authorized but unissued status. Our initial repurchase plan is complete.

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

Changes in cash, cash equivalents, and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Contractual Obligations, Contingent Liabilities, and Commercial Commitments

In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth, and computer rack space. These leases expire on various dates ranging from 2013 to 2019. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2013 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.

The following table presents our contractual obligations and commercial commitments, as of December 31, 2012 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations as of December 31, 2012	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$22,105	$14,680	$6,580	$845	$—
Rack space leases	51,840	18,858	30,180	2,802	—
Real estate leases	15,313	3,559	5,667	3,833	2,254

Total operating leases	89,258	37,097	42,427	7,480	2,254
Capital leases	2,251	1,377	736	138	—

Total commitments	$91,509	$38,474	$43,163	$7,618	$2,254

Off Balance Sheet Arrangements

As of December 31, 2012, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use Non-GAAP net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effects of share-based compensation, litigation expenses, amortization of intangibles, acquisition related expenses, gain on sales of cost basis investment, and discontinued operations. We define EBITDA as GAAP net income (loss) before interest income, interest expense, gain on sales of cost basis investment, other income and expense, provision for income taxes, depreciation and amortization, and discontinued operations. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for operational expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period. In addition, it should be noted that our performance-based executive officer bonus structure is tied closely to our performance as measured in part by certain non-GAAP financial measures.

In our February 19, 2013 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA are not defined under United States GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with United States GAAP. Our Non-GAAP net loss, EBITDA, and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of GAAP Net Loss to Non-GAAP Net Loss

(In thousands)

(Unaudited)

	For the Year Ended December 31,
	2012	2011	2010
GAAP net loss	$(32,896)	$(25,288)	$(20,351)
Share-based compensation	14,475	15,881	16,182
Litigation defense expenses	527	1,376	2,149
Acquisition related expenses	(388)	776	1,527
Amortization of intangibles	2,871	2,350	319
Gain on sale of cost basis investment	(9,420)	—	—
Loss (income) from discontinued operations	2,861	(4,778)	(1,879)

Non-GAAP net loss	$(21,970)	$(9,683)	$(2,053)

Reconciliation of GAAP Net Loss to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	For the Year Ended December 31,
	2012	2011	2010
GAAP net loss	$(32,896)	$(25,288)	$(20,351)
Depreciation and amortization	33,835	32,817	24,684
Interest expense	177	299	62
Gain on sale of cost basis investment	(9,420)	—	—
Interest and other (income) expense	246	(441)	(660)
Income tax expense (benefit)	481	(2,238)	727
(Income) loss from discontinued operations	2,861	(4,778)	(1,879)

EBITDA	$(4,716)	$371	$2,583
Share-based compensation	14,475	15,881	16,182
Litigation defense expenses	527	1,376	2,149
Acquisition related expenses	(388)	776	1,527

Adjusted EBITDA	$9,898	$18,404	$22,441

New Accounting Pronouncements

We do not expect the provisions of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Our outstanding capital lease obligations bear fixed interest rates and fluctuations in interest rates. We do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results, or liquidity.

Foreign Currency Risk

We operate in North America, EMEA and Asia Pacific, including Japan. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2012 to assess the potential impact of fluctuations in exchange rates for all foreign denominated revenues and expenses. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2012 would have been higher by approximately $3.0 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.

As of December 31, 2010, our international subsidiaries had the U.S. dollar as their functional currencies. During the first quarter of 2011, we analyzed the various economic factors of our international subsidiaries and determined that the operations of our subsidiaries that were previously determined to operate in a U.S. dollar functional currency environment had changed and that their functional currencies should be changed to the local currencies. Effective January 1, 2011, the adjustment from translating these subsidiaries’ financial statements from the local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive income (loss). These foreign currency translation adjustments reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during each period. Upon the change in functional currency, we recorded a cumulative translation adjustment of approximately $0.5 million, which is included in the consolidated balance sheet. Because of the change in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8.	Financial Statements and Supplementary Data

LIMELIGHT NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limelight Networks, Inc.

We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limelight Networks, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 1, 2013

Limelight Networks, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$108,915	$120,349
Marketable securities	19,040	19,850
Accounts receivable, net	26,602	28,045
Income taxes receivable	471	31
Deferred income taxes	38	62
Prepaid expenses and other current assets	12,308	20,646

Total current assets	167,374	188,983
Property and equipment, net	41,251	56,368
Marketable securities, less current portion	18	51
Deferred income tax, less current portion	2,838	1,177
Goodwill	80,278	80,105
Other intangible assets, net	6,387	9,207
Other assets	6,735	10,454

Total assets	$304,881	$346,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,730	$6,797
Deferred revenue	6,892	7,287
Capital lease obligations	1,301	1,750
Income taxes payable	519	774
Other current liabilities	14,866	13,195

Total current liabilities	30,308	29,803
Capital lease obligations, less current portion	824	2,124
Deferred income tax	461	580
Deferred revenue, less current portion	797	539
Other long-term liabilities	5,261	4,194

Total liabilities	37,651	37,240
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at December 31, 2012 and, 2011; 98,038 and 104,349 shares issued and outstanding at December 31, 2012 and 2011, respectively	98	104
Additional paid-in capital	452,258	460,845
Contingent consideration	33	219
Accumulated other comprehensive loss	(709)	(509)
Accumulated deficit	(184,450)	(151,554)

Total stockholders’ equity	267,230	309,105

Total liabilities and stockholders’ equity	$304,881	$346,345

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues	$180,236	$171,292	$154,223

Cost of revenue:
Cost of services (1)	83,723	81,556	72,358
Depreciation — network	27,992	28,030	22,224

Total cost of revenue	111,715	109,586	94,582

Gross profit	68,521	61,706	59,641
Operating expenses:
General and administrative	36,003	32,138	29,827
Sales and marketing	45,044	40,081	38,614
Research and development	20,182	17,146	10,841
Depreciation and amortization	5,843	4,787	2,460

Total operating expenses	107,072	94,152	81,742

Operating loss	(38,551)	(32,446)	(22,101)
Other income (expense):
Interest expense	(177)	(299)	(62)
Interest income	356	752	910
Gain on sale of cost basis investment	9,420	—	—
Other, net	(602)	(311)	(250)

Total other income	8,997	142	598

Loss from continuing operations before income taxes	(29,554)	(32,304)	(21,503)
Income tax provision (benefit)	481	(2,238)	727

Loss from continuing operations	(30,035)	(30,066)	(22,230)
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(2,861)	4,778	1,879

Net loss	$(32,896)	$(25,288)	$(20,351)

Basic net (loss) income per weighted average share:
Continuing operations	$(0.30)	$(0.28)	$(0.24)
Discontinued operations	(0.02)	0.05	0.02

Total	$(0.32)	$(0.23)	$(0.22)

Diluted net (loss) income per weighted average share:
Continuing operations	$(0.30)	$(0.28)	$(0.24)
Discontinued operations	(0.02)	0.05	0.02

Total	$(0.32)	$(0.23)	$(0.22)

Shares used in per weighted average share calculations:
Basic	101,283	109,236	94,300
Diluted	101,283	109,236	94,300

(1)	Cost of services excludes amortization related to certain intangibles, including existing technologies, customer relationships, trade names and trademark, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(32,896)	$(25,288)	$(20,351)

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments	(28)	(52)	25
Cumulative translation adjustment	—	494	—
Foreign exchange translation	(172)	(1,069)	—
Discontinued operations	—	(211)	211

Other comprehensive (loss) income, net of tax	(200)	(838)	236

Comprehensive loss	$(33,096)	$(26,126)	$(20,115)

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Contingent Consideration	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2009	85,011	85	308,537	—	93	(105,915)	202,800
Net loss	—	—	—	—	—	(20,351)	(20,351)
Change in unrealized gains on available-for-sale investments, net of taxes	—	—	—	—	25	—	25
Discontinued operations	—	—	—	—	211	—	211
Exercise of common stock options	829	1	1,947	—	—	—	1,948
Vesting of restricted stock units	1,039	1	(1)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(286)	—	(1,582)	—	—	—	(1,582)
Contingent consideration for business acquisitions	—	—	—	3,012	—	—	3,012
Issuance of common stock for contingent consideration	387	—	1,404	(1,404)	—	—	—
Issuance of common stock for business acquisitions	13,088	13	52,632	—	—	—	52,645
Share-based compensation	—	—	16,182	—	—	—	16,182
Share-based compensation — discontinued operations	—	—	1,219	—	—	—	1,219

Balance at December 31, 2010	100,068	$100	$380,338	$1,608	$329	$(126,266)	$256,109

	Common Stock		Additional Paid-In Capital	Contingent Consideration	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Net loss	—	—	—	—	—	(25,288)	(25,288)
Change in unrealized gains (losses) on available-for-sale investments, net of taxes	—	—	—	—	(52)	—	(52)
Cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	494	—	494
Foreign currency translation adjustment, net of taxes	—	—	—	—	(1,069)	—	(1,069)
Discontinued operations	—	—	—	—	(211)	—	(211)
Exercise of common stock options	258	—	733	—	—	—	733
Vesting of restricted stock units	985	1	(1)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(293)	—	(1,298)	—	—	—	(1,298)
Common stock received from escrow in settlement of EyeWonder indemnity claims	(589)	(1)	(1,711)	—	—	—	(1,712)
Issuance of common stock for contingent consideration	387	—	1,389	(1,389)	—	—	—
Issuance of common stock for business acquisitions	1,483	1	11,637	—	—	—	11,638
Issuance of common stock related to secondary offering	11,500	12	77,037	—	—	—	77,049
Purchase of common stock	(9,450)	(9)	(24,364)	—	—	—	(24,373)
Share-based compensation — continuing operations	—	—	15,881	—	—	—	15,881
Share-based compensation — discontinued operations	—	—	1,204	—	—	—	1,204

Balance at December 31, 2011	104,349	$104	$460,845	$219	$(509)	$(151,554)	$309,105
Net loss	—	—	—	—	—	(32,896)	(32,896)
Change in unrealized gains (losses) on available-for-sale investments, net of taxes	—	—	—	—	(28)	—	(28)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(172)	—	(172)
Exercise of common stock options	175	—	190	—	—	—	190
Vesting of restricted stock units	2,451	3	(3)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(788)	(1)	(1,903)	—	—	—	(1,904)
Common stock received from escrow in settlement of EyeWonder indemnity claims	(110)	—	(398)	—	—	—	(398)
Issuance of common stock for contingent consideration	61	—	186	(186)	—	—	—
Issuance of common stock for business acquisitions	350	—	—	—	—	—	—
Purchase of common stock	(8,450)	(8)	(21,134)	—	—	—	(21,142)
Share-based compensation — continuing operations	—	—	14,475	—	—	—	14,475

Balance at December 31, 2012	98,038	$98	$452,258	$33	$(709)	$(184,450)	$267,230

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(32,896)	$(25,288)	$(20,351)
(Loss) income from discontinued operations	(2,861)	4,778	1,879

Net loss from continuing operations	(30,035)	(30,066)	(22,230)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	33,835	32,817	24,683
Share-based compensation	14,475	15,881	16,182
Deferred income taxes	(38)	(214)	(718)
Loss on disposal of property and equipment	89	—	48
Accounts receivable charges	2,010	1,181	1,333
Accretion of marketable securities	472	(63)	359
Non cash tax benefit associated with sale of discontinued operations	—	(2,572)	—
Non cash increase in cost basis investment	(528)	(1,038)	(405)
Gain on sale of cost basis investment	(9,420)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(567)	5	(2,953)
Prepaid expenses and other current assets	2,910	(582)	1,221
Income taxes receivable	(440)	184	418
Other assets	(1,626)	(3,859)	2,233
Accounts payable	2,419	(2,491)	288
Deferred revenue	(137)	(1,021)	(7,023)
Other current liabilities	17	(3,254)	2,024
Income taxes payable	(255)	(1,357)	(478)
Other long term liabilities	(649)	1,344	21

Net cash provided by operating activities of continuing operations	12,532	4,895	15,003

Investing activities
Purchase of marketable securities	(27,280)	(22,712)	(28,509)
Maturities of marketable securities	27,625	14,932	80,924
Purchases of property and equipment	(18,390)	(30,363)	(33,501)
Proceeds from the sale of cost basis investment	10,154	—	—
Proceeds from the sale of discontinued operations	7,441	61,000	—
Acquisition of businesses, net of cash acquired	—	(7,360)	(2,622)
Acquisition of businesses, now included in discontinued operations	—	—	(63,907)

Net cash (used in) provided by investing activities of continuing operations	(450)	15,497	(47,615)

Financing activities
Payments on capital lease obligations	(1,749)	(1,384)	(192)
Payment of employee tax withholdings related to restricted stock	(683)	(1,196)	(1,582)
Cash paid for purchase of common stock	(20,851)	(24,373)	—
Proceeds from exercise of stock options	190	733	1,948
Proceeds from secondary public offering, net	—	77,049	—

Net cash (used in) provided by financing activities of continuing operations	(23,093)	50,829	174

Effect of exchange rate changes on cash and cash equivalents	(274)	351	210

Discontinued operations
Cash used in operating activities of discontinued operations	(149)	(5,400)	(1,603)
Cash used in investing activities of discontinued operations	—	(684)	(817)

Net cash used in discontinued operations	(149)	(6,084)	(2,420)

Net (decrease) increase in cash and cash equivalents	(11,434)	65,488	(34,648)
Cash and cash equivalents, beginning of year	120,349	54,861	89,509

Cash and cash equivalents, end of year	$108,915	$120,349	$54,861

Supplement disclosure of cash flow information
Cash paid during the year for interest	$178	$203	$62

Cash paid during the year for income taxes	$1,428	$1,851	$2,064

Property and equipment remaining in accounts payable and other current liabilities	$948	$3,275	$5,300

Purchase of property and equipment under capital leases	$—	$2,271	$2,767

Property and equipment acquired through leasehold incentives	$—	$2,361	$—

Common stock issued in connection with acquisition of businesses	$—	$9,413	$54,035

Contingent consideration common stock issued in connection with acquisition of businesses	$186	$1,389	$1,404

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

1. Nature of Business

Limelight Networks, Inc. (the Company), operates a globally distributed, high-performance computing platform (its global computing platform) and provides a suite of integrated services including content delivery, web and video content management, mobility, web application acceleration, cloud storage, and related consulting services that enable companies to create, manage, and deliver a global digital presence.

The integrated suite of services that the Company offers collectively comprises its Orchestrate Digital Presence Platform (Orchestrate, or the Orchestrate Platform). The Company provides the Orchestrate Platform as Software-as-a-Service (SaaS) and Infrastructure-as-a-Service (IaaS). There are individual point services within Orchestrate, which, other than the content delivery network, are often referred to as the Company’s Value Added Services (VAS). The point services are marketed both collectively as the end-to-end Orchestrate Platform as well as individually for customers that may not be inclined or able to adopt the entire platform.

The Orchestrate Platform and services help the Company’s customers optimize their online digital presence across web, mobile, social, and large screen channels. The Orchestrate Platform and services provide advanced features for website content management, personalization and targeting, video publishing, mobile enablement, content delivery, transcoding, and cloud storage, combined with social media integration and reporting analytics. These services are provided through the cloud and leverage the Company’s global computing platform, which provides highly available, highly redundant storage, bandwidth, and computing resources, as well as connectivity to last-mile broadband network providers. The Company’s professional consulting services group helps organizations analyze and identify their digital presence requirements.

The Company provides its services to customers that it believes view Internet, mobile, and social initiatives as critical to their success, including traditional and emerging media companies operating in the television, music, radio, newspaper, magazine, movie, videogame, software, and social media industries, as well as to enterprises, technology companies, and government entities conducting business online. The Company’s offerings enable organizations to remove the complexity of creating, managing, delivering, and optimizing their digital presence by streamlining processes and optimizing business results across all customer interaction channels which helps them to deliver a high quality online media experience, improve brand awareness, drive revenue, and enhance their customer relationships.

The Company has operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. The Company began international operations in 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain other reclassifications have been made to prior year amounts to conform to the current year presentation.

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

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this annual report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future periods.

Foreign Currency Translation

The Company analyzes the functional currency for each of its international subsidiaries periodically to determine if a significant change in facts and circumstances indicate that the primary economic currency has changed. As of December 31, 2010, the Company’s international subsidiaries had the U.S. dollar as their functional currencies. During the first quarter of 2011, the Company analyzed the various economic factors of its international subsidiaries and determined that the operations of its subsidiaries that were previously determined to operate in a U.S. dollar functional currency environment had changed and their functional currencies should be changed to the local currencies. The Company was historically primarily focused on the United States market and deployed network assets in foreign jurisdictions to support its United States customers. The Company is now conducting business and generating revenue from an international customer base. It has significantly expanded its sales, operations and finance resources internationally and various contracts were moved to the foreign subsidiaries to better match foreign currency costs with foreign currency revenues. Effective January 1, 2011, the adjustment from translating these subsidiaries’ financial statements from the local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive loss. The foreign currency translation adjustments reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during each period. Upon the change in functional currency, the Company recorded a cumulative translation adjustment of approximately $0.5 million, which is included in the consolidated balance sheet. Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During each of the years ended December 31, 2012, 2011 and 2010, the Company recorded foreign exchange translation losses of approximately $0.5 million, $0.3 million and $0.2 million respectively. The foreign exchange translation loss is included in other income (expense) in the consolidated statements of operations.

Recent Accounting Pronouncements

As of January 1, 2012, the Company adopted Accounting Standards Update (ASU) 2011-04 related to guidance associated with fair value measurements and disclosures. This ASU clarified the Financial Accounting Standards Board’s (FASB) intent on current guidance, modified and changed certain guidance and principles, and expanded disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU required disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the balance sheet, but whose fair value is required to be disclosed. Adoption of this new guidance did not have a material impact on the Company’s financial statements.

As of January 1, 2012, the Company adopted ASU 2011-05 related to guidance on the presentation of comprehensive income. The objective of this ASU was to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU required an entity to present the components of net income and other comprehensive income and total comprehensive income (which includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminated the option to present the components of other comprehensive income as part of the statement of equity, but did not change the items that must be reported in other comprehensive income. This ASU was effective January 1, 2012, and the Company is presenting total comprehensive income in a separate statement. Additionally, in December 2011, the

FASB deferred the effective date for the requirement in this ASU for presenting reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

As of January 1, 2012, the Company adopted ASU 2011-08 related to the testing of goodwill for impairment. The objective of this ASU was to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis is necessary. This ASU permitted an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This ASU was effective for the Company beginning January 1, 2012. Adoption of this new guidance did not have a material impact on the Company’s financial statements. The Company did not elect to perform the qualitative screen for the year ended December 31, 2012.

Revenue Recognition

The Company primarily derives revenue from the sale of content delivery and VAS to its customers. The Company’s customers generally execute contracts with terms of one year or longer, which are referred to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. The Company defines usage as customer data sent or received using its content delivery service, or content that is hosted or cached by the Company at the request or direction of its customer. The Company recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable, and collection is reasonably assured. Should a customer’s usage of the Company’s services exceed the monthly minimum commitment, the Company recognizes revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, the Company recognizes revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognizes any remaining committed amount for the applicable period in the last month thereof.

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

The Company has on occasion entered into multi-element arrangements. Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. Arrangements not meeting these criteria are combined into a single unit of accounting.

For services sold in multiple-element arrangements, consideration is allocated to each deliverable at the inception of an arrangement based on relative selling prices. Substantially all services are sold on a stand-alone basis, providing vendor specific objective evidence (VSOE) of selling prices. In the absence of VSOE or third-party evidence of selling prices, consideration would be allocated based on the Company’s best estimate of such prices.

The Company recognized approximately $2.8 million, $4.3 million, and $11.0 million, respectively, in revenue under multi-element arrangements for the years ended December 31, 2012, 2011, and 2010. As of December 31, 2012, the Company had deferred revenue related to these multi-element arrangements of approximately $0.2 million that will be recognized over the remaining terms of the respective arrangements based on the underlying elements of the arrangements in accordance with its revenue recognition policies.

The Company also sells services through a reseller channel. Assuming all other revenue recognition criteria are met, revenue from reseller arrangements is recognized over the term of the contract, based on the reseller’s contracted non-refundable minimum purchase commitments plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided. Reseller revenue was approximately 3%, 4%, and 5%, respectively, of the Company’s total revenue for the years ended December 31, 2012, 2011, and 2010.

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

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees, prepayments made by customers for future periods, and deferred installation fees.

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

The Company’s reserve for service credits relates to service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits typically relate to customer disputes and billing adjustments and are estimated at the time the revenue is recognized and recorded as a reduction of revenues. Estimates for service credits are based on an analysis of credits issued in previous periods.

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

The Company’s other intangible assets represent existing technologies, trade names and trademarks, and customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.

Contingencies

The Company records contingent liabilities resulting from asserted and unasserted claims when it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually. Whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable, the Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. The Company treats any write-downs as permanent reductions in the carrying amounts of the assets. The Company believes the carrying amounts of its long-lived assets at December 31, 2012 and 2011 are fully realizable and has not recorded any impairment losses.

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

For leases that contain rent escalation provisions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease (including any “rent free” period beginning upon possession of the premises), and records any difference between the actual rent paid and the straight-line rent expense recorded as increases or decreases in deferred rent.

Cost of Revenue

Cost of revenues consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to Internet service provider (ISP) networks and fees paid to data center operators for housing network equipment in third party network data centers, also known as co-location costs. Cost of revenues also includes depreciation of network equipment used to deliver the Company’s content delivery services, payroll and related costs and share-based compensation for its network operations, and professional services personnel.

The Company enters into contracts for bandwidth with third party network providers with terms typically ranging from several months to five years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above contracted minimums. A portion of the global computing platform traffic delivery is completed through direct connection to ISP networks, called peering, generally at no charge. This entirely avoids the bandwidth cost associated with the delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of the Company’s servers, nor does the Company recognize as expense the value of the rack space and bandwidth received at no cost.

Research and Development and Software Development Costs

Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing, operation, and enhancement of the Company’s services, and network. Costs incurred in the development of the Company’s services are expensed as incurred.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of Internet, trade show, and publications advertising, were approximately $2.5 million, $2.3 million, and $1.4 million, respectively, for the years ended December 31, 2012, 2011, and 2010.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions in its financial statements when it is more-likely-than-not the position will be sustained upon examination.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximate fair value due to the nature and short maturity of those instruments. The respective fair values of marketable securities are determined based on quoted market prices, which approximate fair values. The carrying amounts of accounts receivable, accounts payable, and accrued liabilities reported in the consolidated balance sheets approximate their respective fair values due to the immediate or short-term maturity of these financial instruments.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that would have a material impact on the Company.

3. Investments in Marketable Securities

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$6,266	$4	$—	$6,270
Certificate of deposit	2,741	—	—	2,741
Commercial paper	500	—	—	500
Corporate notes and bonds	9,527	3	(1)	9,529

	19,034	7	(1)	19,040
Publicly traded common stock	12	6	—	18

Total marketable securities	$19,046	$13	$(1)	$19,058

At December 31, 2012, the Company evaluated its marketable securities and determined unrealized losses were due to fluctuations in interest rates.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The amortized cost and estimated fair value of the marketable securities (designated as available-for-sale) at December 31, 2012, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$18,260	$6	$(1)	$18,265
Due after one year and through five years	774	1	—	775

	$19,034	$7	$(1)	$19,040

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$9,614	$1	$(1)	$9,614
Certificate of deposit	2,730	—	—	2,730
Commercial paper	1,749	—	—	1,749
Corporate notes and bonds	5,757	1	(1)	5,757

	19,850	2	(2)	19,850
Publicly traded common stock	12	39	—	51

Total marketable securities	$19,862	$41	$(2)	$19,901

The amortized cost and estimated fair value of the marketable securities (designated as available-for-sale) at December 31, 2011, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$19,850	$2	$(2)	$19,850
Due after one year and through five years	—	—	—	—

	$19,850	$2	$(2)	$19,850

4. Business Acquisitions

AcceloWeb, (IL) Ltd. Acquisition

On May 9, 2011, the Company acquired all of the issued and outstanding shares of AcceloWeb, (IL) Ltd. (AcceloWeb), a Tel Aviv, Israel-based privately-held provider of advanced technology that helps speed the presentation of websites and applications. The services provided by AcceloWeb aligned with the Company’s current whole site acceleration strategy, provided a time to market advantage over development of a new product and furthered the Company’s value-added services growth strategy. The aggregate purchase price of approximately $12.0 million consisted of approximately $5.0 million of cash paid at the closing (cash paid net of cash acquired was $4.7 million) and 1,100,629 shares of the Company’s common stock with an estimated fair value of approximately $7.0 million on the acquisition date. The number of shares of common stock issued at the closing was determined on the basis of the average closing market price of the Company’s common stock on the five days preceding the acquisition date. In addition, the purchase price included contingent consideration with an aggregate potential value of $8.0 million ($4.0 million payable in cash and $4.0 million payable in the Company’s common stock), which may be earned upon the achievement of certain performance milestones which will be measured quarterly during the eight full consecutive quarters ending June 30, 2013 (the Earn-Out). As of December 31, 2011, the estimated value of the Earn-Out contingent consideration was $0.8 million. During the year ended December 31, 2012, 2012, the Company determined that the achievement of the Earn-Out performance milestones was not probable and reversed the previously recorded earn-out liability of $0.8 million. The reversal has been reflected as a reduction to general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2012.

Under the terms of the merger agreement, a portion of the purchase price consisting of 188,677 shares of the Company’s common stock was set aside in an escrow account and was held for a period of up to 18 months following the closing date to satisfy any unresolved indemnification claims. There were no indemnification claims made on the escrow account, and in 2012 these shares were released from escrow.

The Company’s consolidated financial statements include the results of operations of AcceloWeb from the date of acquisition. The historical results of operations of AcceloWeb were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The objective of the acquisition was to expand the Company’s product offerings and customer base and is expected to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill. The goodwill associated with the AcceloWeb acquisition will not be amortized and will be tested for impairment at least annually (see Note 8).

The following table presents the allocation of the purchase price for AcceloWeb for the period ended December 31, 2011:

December 31, 2011
(In thousands)
Consideration:
Cash	$5,000
Common stock	6,989
Contingent consideration — cash	382
Contingent consideration — common stock	382

Total consideration	$12,753

Acquisition-related costs (included in general and administrative expenses)	$304

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$2,171
Property and equipment	5
Developed technology intangible asset	4,450
Financial liabilities	(2,457)

Total identifiable net assets	4,169
Goodwill	8,584

$12,753

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

Clickability Acquisition

On May 2, 2011, the Company acquired all of the issued and outstanding shares of Clickability, Inc. (Clickability), a privately-held SaaS provider of web content management located in San Francisco, California. The services provided by Clickability aligned with the Company’s current value-added services and furthered the Company’s value-added services growth strategy. The aggregate purchase price of approximately $9.6 million consisted of approximately $4.9 million of cash paid at the closing (cash paid net of cash acquired was $2.7 million), $0.1 million held by the Company to cover future claims and 732,000 shares of the Company’s common stock with an estimated fair value of approximately $4.6 million on the date of acquisition. The Company issued 382,000 shares of common stock with an estimated fair value of approximately $2.4 million at the closing. The number of shares of the Company’s common stock issued as consideration for Clickability was determined on the basis of the average closing market price of the Company’s common stock on the 30 days preceding the acquisition date.

Under the terms of the merger agreement, a portion of the purchase price consisting of approximately 350,000 shares of the Company’s common stock with an estimated fair market value on the acquisition date of approximately $2.2 million and $0.1 million of cash was unissued and available to cover future claims. There were no claims made on the escrow account and, 350,000 shares of common stock were issued and $0.1 million cash were released from escrow in 2012.

The Company’s consolidated financial statements include the results of operations of Clickability from the date of acquisition. The historical results of operations of Clickability were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The objective of the acquisition was to expand the Company’s product offerings and customer base and is expected to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill. The goodwill associated with the Clickability acquisition will not be amortized and will be tested for impairment at least annually (see Note 8).

The following table presents the allocation of the purchase price for Clickability for the period ended December 31, 2011:

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

The customer relationships were valued using a form of the income approach known as the multi-period excess earnings method. Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. The contributory asset charges are based on the fair value of the contributory assets and either pre-tax or after-tax cash flows are assessed charges representing “returns on” the contributory assets. A contributory asset charge for the use of the technology was assessed on pre-tax cash flows, while contributory asset charges for the use of the working capital, fixed assets, and assembled work force have been deducted from the after-tax cash flow in each year to determine the net future cash flow attributable to the relationships. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships acquired are as follows: discount rate of 21.5%, tax rate of 39%, and estimated average economic life of four years.

The Company retained an independent third-party appraiser to assist management in its valuation which was finalized as of September 30, 2011.

5. Discontinued Operations

On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services to DG for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow) plus an estimated $10.9 million receivable from DG pursuant to the purchase agreement dated as of August 30, 2011 by and among the Company, DG and Limelight Networks Germany GmbH. The $5.0 million held in escrow was intended to cover DG’s ordinary operating expenses associated with the integration of EyeWonder and chors. The Company estimates that it will not receive any portion of the funds held in escrow and has excluded such amount from its calculation of the gain on sale of discontinued operations.

The $10.9 million receivable from DG was determined by the Company based on estimated future cash payments equal to the excess of certain current assets over certain current liabilities of EyeWonder and chors as of August 30, 2011, as defined in the purchase agreement (the Net Working Capital). The Company estimated the Net Working Capital based on its determination of the current assets and current liabilities in accordance with the relevant provisions of the purchase agreement.

As of August 31, 2011, the estimated Net Working Capital related to EyeWonder and chors was comprised of the following (in thousands):

Current assets
Cash and cash equivalents	$2,677
Accounts receivable	9,643
Income tax receivables	500
Other current assets	528

Total current assets	13,348
Current liabilities
Accounts payable and other current liabilities	(2,494)

Net Working Capital	$10,854

Under the terms of the purchase agreement, the $0.7 million excess of the cash and cash equivalents and other current assets over the current liabilities was immediately payable to the Company with the remaining Net Working Capital payable as the accounts receivable of $9.6 million and income tax receivable of $0.5 million are collected.

As of December 31, 2011 the receivable from DG was $10.9 million and no payments had been received from DG related to the Net Working Capital. The following is a summary of activity related to the receivable from DG for the year ended December 31, 2012 (in thousands):

Balance, December 31, 2011	$10,854
Payments received from DG	(7,440)
Allowance for doubtful accounts receivable and other receivables adjustments	(2,060)
Net Working Capital adjustments	(818)

Balance, December 31, 2012	$536

As of December 31, 2012, the Company has received payments totaling $7.4 million from DG. At December 31, 2012, approximately $0.5 million has been reflected on the balance sheet as due to the Company. This amount is comprised of net cash due from DG of $1.2 million plus income tax receivables of $0.1 million offset by Net Working Capital adjustments of $0.8 million.

The Company determined that certain adjustments to decrease the Net Working Capital amount due from DG were required. As of December 31, 2012, the Company estimated adjustments totaling $0.8 million which were recorded as a reduction to the receivable from DG.

After 120 days from the closing of the sale of EyeWonder and chors (the Receivables Collection Period), the Company and DG have the option to have the uncollected accounts receivable assigned to the Company (currently $1.6 million at December 31, 2012). Following the expiration of the Receivables Collections Period, DG and the Company may mutually agree to extend the Receivables Collections Period in 60 day increments. DG and the Company had agreed to extend the Receivables Collection Period and the accounts receivable were not assigned to the Company, however, DG allowed the Company to take the lead and work directly with its former international customers regarding collections. Based on the collection efforts performed to date and the age of the underlying receivables, the Company assessed the collectability of the remaining accounts receivable balance and recorded its estimate of the amount expected to be collected at December 31, 2012. As a result, the Company has provided an allowance for doubtful accounts receivable on the remaining uncollected balance of $1.6 million as of December 31, 2012. The Company expects to continue to pursue collections and will record recoveries as an adjustment to income (loss) from discontinued operations.

During the year ended December 31, 2012, the Company recorded a charge to discontinued operations of $2.9 million in the consolidated statement of operations comprised of $2.1 million of allowance for doubtful accounts receivable and a reduction of $0.8 million related to Net Working Capital adjustments.

During the year ended December 31, 2011, the Company recorded a gain on sale of discontinued operations of $14.8 million net of income taxes. The gain on sale also reflects the realization of foreign currency translation adjustment gains of approximately $0.4 million and $0.1 million in unrealized losses on investments previously included in accumulated other comprehensive income (loss).

The table below provides details of the computation of the gain on sale of EyeWonder and chors for the year ended December 31, 2011 (in thousands):

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

The sale of EyeWonder and chors met the criteria to be reported as discontinued operations. Accordingly, the operating results of EyeWonder and chors were reclassified to discontinued operations in the accompanying consolidated statements of operations. The Company included only revenues and costs directly attributable to the discontinued operations in determining income (loss) from discontinued operations, and not those attributable to the ongoing entity. Accordingly, no general corporate overhead costs were allocated to discontinued operations. Operating results of discontinued operations for the years ended December 31, 2012, 2011, and 2010, respectively, were as follows (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010 (a)
Revenues	$—	$22,302	$29,104
Cost of revenues	—	(8,843)	(8,137)
General and administrative expenses	163	(6,055)	(5,933)
Sales and marketing expenses	—	(8,183)	(8,138)
Research and development expenses	—	(4,853)	(4,914)
Depreciation and amortization	—	(3,761)	(3,899)
Interest expense	—	(16)	(15)
Interest income	—	21	4
Other (expense) income	—	(525)	28
(Loss) gain on sale of discontinued operations, net of income taxes	(3,024)	14,756	—

(Loss) income before income taxes	(2,861)	4,843	(1,900)
Income tax (expense) benefit	—	(65)	3,779

(Loss) income from discontinued operations	$(2,861)	$4,778	$1,879

(Loss) income from discontinued operations per weighted average share:
Basic	$(0.02)	$0.05	$0.02

Diluted	$(0.02)	$0.05	$0.02

Shares used in per weighted average share calculation for discontinued operations:
Basic and diluted	101,283	109,236	94,300

(a)	Represent operating results from date of acquisition of chors (January 27, 2010) and EyeWonder (April 30, 2010) through December 31, 2010.

6. Accounts Receivable

Accounts receivable include (in thousands):

	December 31,
	2012	2011
Accounts receivable	$23,675	$24,260
Unbilled accounts receivable	6,997	8,176

	30,672	32,436
Less: credit allowance	(640)	(810)
Less: allowance for doubtful accounts	(3,430)	(3,581)

Total accounts receivable, net	$26,602	$28,045

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	December 31,
	2012	2011
Prepaid bandwidth and backbone services	$3,614	$2,544
Non-income taxes receivable (VAT)	1,739	2,067
Gaikai sale escrow receivable	1,237	—
Receivable from DG (see note 5)	536	11,151
Employee advances and prepaid recoverable commissions	551	332
Vendor deposits and other	4,631	4,552

Total prepaid expenses and other current assets	$12,308	$20,646

In May 2010, the Company made a strategic investment in Gaikai Inc., a private cloud-based gaming technology company (Gaikai). In August 2012, Sony Computer Entertainment Inc. (Sony) acquired Gaikai and the Company recorded a gain on sale of its cost basis investment in Gaikai of $9.4 million, which is reflected in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2012. The carrying value of the Gaikai cost basis investment as of the sale date was approximately $2.0 million. The aggregate selling price was $11.4 million consisting of $10.2 million of cash received and $1.2 million held in escrow for a period of up to 15 months to cover any potential indemnification claims. As of December 31, 2012, the Company was not aware of any potential indemnification claims that are expected to reduce the amount received from escrow and recorded a current receivable of approximately $1.2 million, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet for the year ended December 31, 2012.

Additionally, as a result of the acquisition by Sony, the Company’s contract for services with Gaikai was terminated and the Company received approximately $1.3 million in terminations fees which was recorded as revenue in 2012.

8. Goodwill and Other Intangible Assets

The Company has recorded goodwill and other intangible assets as a result of its business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of the Company’s acquisitions, the objective of the acquisition was to expand the Company’s product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill. The Company concluded that it has one reporting unit and assigned the entire balance of goodwill to this reporting unit at December 31, 2012.

The Company is required to perform an impairment assessment at least annually, and more frequently under certain circumstances. The Company performed its annual goodwill impairment test in the fourth quarter of 2012 (as of October 31, 2012). No impairment of goodwill was indicated during the Company’s annual tests in 2012, 2011, or 2010. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of operations. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The changes in the carrying amount of goodwill for continuing operations for the years ended December 31, 2012 and 2011 were as follows (in thousands):

Balance, December 31, 2010	$68,390
Goodwill related to AcceloWeb acquisition	8,584
Goodwill related to Clickability acquisition	4,079
Foreign currency translation adjustment	(948)

Balance, December 31, 2011	$80,105
Foreign currency translation adjustment	173

Balance, December 31, 2012	$80,278

Other intangible assets that are subject to amortization consisted of the following (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,436	$(4,035)	$4,401
Customer relationships	3,412	(1,427)	1,985
Trade names and trademark	160	(159)	1

Total other intangible assets	$12,008	$(5,621)	$6,387

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,347	$(1,976)	$6,371
Customer relationships	3,412	(589)	2,823
Trade names and trademark	160	(147)	13

Total other intangible assets	$11,919	$(2,712)	$9,207

Aggregate expense related to amortization of other intangible assets included in continuing operations for the years ended December 31, 2012, 2011, and 2010, respectively, was approximately $2.9 million, $2.3 million, and $0.3 million, respectively. Based on the Company’s other intangible assets as of December 31, 2012, aggregate expense related to amortization of other intangible assets is expected to be $2.8 million in 2013, and $2.1 million, $1.1 million, and $0.3 million for fiscal years 2014, 2015, and 2016, respectively.

9. Property and Equipment

Property and equipment include (in thousands):

	December 31,
	2012	2011
Network equipment	$168,637	$176,307
Computer equipment	10,398	9,129
Furniture and fixtures	2,595	2,480
Leasehold improvements	6,684	6,775
Other equipment	534	453

	188,848	195,144
Less: accumulated depreciation	(147,597)	(138,776)

Total property and equipment, net	$41,251	$56,368

During the year ended December 31, 2012, the Company removed property, plant, and equipment and the associated accumulated depreciation of approximately $21.9 million to reflect the retirement of property, plant, and equipment that was fully depreciated and no longer in service.

Cost of revenue depreciation expense related to property and equipment was approximately $28.0 million, $28.0 million, and $22.2 million, respectively, for the years ended December 31, 2012, 2011, and 2010, respectively.

Operating expense depreciation and amortization expense related to property and equipment was approximately $3.0 million, $2.5 million, and $2.1 million, respectively, for the years ended December 31, 2012, 2011, and 2010, respectively.

10. Other Assets

Other assets include (in thousands):

	December 31,
	2012	2011
Prepaid bandwidth and backbone services	$5,799	$7,373
Vendor deposits and other	729	1,384
Deferred expenses	207	253
Cost basis investment	—	1,444

Total other assets	$6,735	$10,454

The Company enters into multi-year arrangements with a telecommunications providers for bandwidth and backbone capacity. The agreements sometimes require the Company to make advanced payments for future services to be received.

11. Other Current Liabilities

Other current liabilities include (in thousands):

	December 31,
	2012	2011
Accrued compensation and benefits	$6,703	$4,421
Accrued cost of revenue	2,307	3,027
Accrued legal fees	1,591	1,507
Indirect taxes payable	1,029	633
Customer deposits	361	847
Other accrued expenses	2,875	2,760

Total other current liabilities	$14,866	$13,195

12. Other Long Term Liabilities

Other long term liabilities include (in thousands):

	December 31,
	2012	2011
Deferred rent	$3,543	$3,352
Income taxes payable	1,718	—
Contingent consideration liability	—	842

Total other long term liabilities	$5,261	$4,194

13. Contingencies

Akamai Litigation

In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that the Company was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, United States Patent No. 6,553,413 (the ’413 patent) and United States Patent No. 6,108,703 (the ’703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent United States Patent No. 7,103,645 (the ’645 patent). Before trial, Akamai waived by stipulation its claims of indirect or induced infringement and proceeded to trial only on the theory of direct infringement. In February 2008, a jury returned a verdict in this lawsuit, finding that the Company infringed four claims of the ’703 patent at issue and rejecting the Company’s invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded prejudgment interest which the Company estimated to be $2.6 million at December 31, 2007. The Company recorded an aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008, the Company recorded a potential additional provision of approximately $17.5 million for potential additional infringement damages and interest. The total provision for litigation at December 31, 2008 was $65.6 million.

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

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined that the Company did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that the Company did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that the Company induced its customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, the Company filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and sought to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement. The Company believes that the Court of Appeal’s new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as the Company has successfully shown that it does not directly infringe Akamai’s patent, the Company firmly believes that it ultimately would be successful in showing that it does not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory, and it will continue to vigorously defend against the allegation. The Company is not able at this time to estimate the range of a potential loss nor in light of the status of the litigation does it believe a loss is probable, and therefore no provision for this lawsuit is recorded in the consolidated financial statements.

Legal and other expenses associated with this case have been significant. The Company includes these litigation expenses in general and administrative expenses as incurred, as reported in its consolidated statement of operations.

Other Litigation

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. Litigation relating to the content delivery services industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Other Matters

The Company is subject to indirect taxation in various states and foreign jurisdictions. Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on the Company conducting business online or providing Internet-related services. Increased regulation could negatively affect the Company’s business directly, as well as the businesses of its customers, which could reduce their demand for the Company’s services. For example, tax authorities in various states and abroad may impose taxes on the Internet-related revenue the Company generates based on regulations currently being applied to similar but not directly comparable industries.

There are many transactions and calculations where the ultimate tax determination is uncertain. In addition, domestic and international taxation laws are subject to change. In the future, the Company may come under audit, which could result in changes to its tax estimates. The Company believes it maintains adequate tax reserves to offset potential liabilities that may arise upon audit. Although the Company believes its tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent these estimates ultimately prove to be inaccurate, the associated reserves would be adjusted, resulting in the recording of a benefit or expense in the period in which a change in estimate or a final determination is made.

14. Net (Loss) Income per Share

The Company calculates basic and diluted earnings per weighted average share based on net income (loss). The Company uses the weighted-average number of shares of common stock outstanding during the period for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of convertible stock options and restricted stock units in the weighted-average number of shares of common stock outstanding. Net income (loss) from continuing operations is utilized in determining whether potential shares of common stock are dilutive or antidilutive for purposes of computing diluted net income (loss) per share.

The following table sets forth the components used in the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share data):

	2012	2011	2010
Net loss from continuing operations	$(30,035)	$(30,066)	$(22,230)
Net (loss) income from discontinued operations	(2,861)	4,778	1,879

Net loss available to common stockholders	$(32,896)	$(25,288)	$(20,351)

Basic weighted average shares of common stock	101,283	109,236	94,300

Basic weighted average shares of common stock	101,283	109,236	94,300
Dilutive effect of stock options and restricted stock units	—	—	—

Diluted weighted average shares of common stock	101,283	109,236	94,300

Basic income (loss) per share:
Continuing operations	$(0.30)	$(0.28)	$(0.24)
Discontinued operations	(0.02)	0.05	0.02

Basic net loss per share	$(0.32)	$(0.23)	$(0.22)

Diluted income (loss) per share:
Continuing operations	$(0.30)	$(0.28)	$(0.24)
Discontinued operations	(0.02)	0.05	0.02

Diluted net loss per share	$(0.32)	$(0.23)	$(0.22)

For the years ended December 31, 2012, 2011 and 2010, outstanding options and restricted stock units of approximately 2.3 million, 4.4 million and 5.0 million, respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

15. Stockholders’ Equity

Common Stock

During 2012, the Company completed two stock repurchase plans and commenced a third. On September 12, 2011, the Company’s Board of Directors (Board) authorized and approved a repurchase plan that authorized the Company to repurchase up to $25 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through March 12, 2012. During the year ended December 31, 2012, the Company repurchased and cancelled approximately 0.3 million shares under the initial repurchase plan. During the period September 12, 2011 through March 12, 2012, the Company repurchased and cancelled approximately 9.7 million shares of common stock for approximately $25.0 million ($25.2 million including commissions) under the initial repurchase plan. All repurchased shares were cancelled and returned to authorized but unissued status. As of December 31, 2012, the Company’s initial repurchase plan was complete.

On May 3, 2012, the Company announced a second common stock repurchase plan that authorized the Company to repurchase up to $15 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through December 15, 2012. During the year ended December 31, 2012, the Company repurchased and cancelled approximately 5.7 million shares of common stock for approximately $15.0 million ($15.1 million including commissions) under the second repurchase plan. All repurchased shares were cancelled and returned to authorized but unissued status. As of December 31, 2012, the Company’s second repurchase plan was complete.

On October 29, 2012, the Company’s Board authorized and approved a third common stock repurchase plan that authorized the Company to repurchase up to $10 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. Any repurchased shares will be cancelled and return to authorized but unissued status. During the three months ended December 31, 2012, the Company purchased and cancelled approximately 2.2 million shares under the third repurchase plan for approximately $4.6 million including commissions.

During the year ended December 31, 2012, the Company issued 350,000 shares of its common stock in connection with the expiration of the holdback period related to the acquisition of Clickability. For additional information regarding the acquisition of Clickability, see Note 4.

The Company has reserved approximately 6,171,000 unissued shares of Common Stock for future options and restricted stock units under the incentive compensation plan.

Preferred Stock

The board of directors has authorized the issuance of up to 7,500,000 shares of preferred stock at December 31, 2012. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of December 31, 2012, the Board had not adopted any resolutions for the issuance of preferred stock.

16. Share-Based Compensation

Incentive Compensation Plans

The Company maintains Incentive Compensation Plans (the Plans) to attract, motivate, retain, and reward high quality executives and other employees, officers, directors, and consultants by enabling such persons to acquire or increase a propriety interest in the Company. The Plans are intended to be qualified plans under the Internal Revenue Code.

The Plans allow the Company to award stock option grants and restricted stock units (RSUs) to employees, directors and consultants of the Company. During 2012, the Company has granted awards to employees, directors and consultants. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of the Company’s common stock on the date of the grant.

Data pertaining to stock option activity under the Plans are as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2009	7,860	$5.22
Granted	5,751	4.17
Exercised	(829)	2.35
Cancelled	(774)	4.95

Balance at December 31, 2010	12,008	4.94
Granted	4,675	5.68
Exercised	(262)	2.30
Cancelled	(3,073)	5.04

Balance at December 31, 2011	13,348	5.23
Granted	2,972	2.40
Exercised	(175)	1.08
Cancelled	(1,834)	6.10

Balance at December 31, 2012	14,310	4.58

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2012:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	725	2.95	$0.35	725	$0.35
$ 1.51 — $ 3.00	2,759	9.32	2.09	408	2.37
$ 3.01 — $ 4.50	4,742	7.21	3.80	3,099	3.78
$ 4.51 — $ 6.00	2,708	7.39	5.19	1,728	5.09
$ 6.01 — $ 7.50	1,907	5.04	6.46	1,725	6.46
$ 7.51 — $ 9.00	891	7.70	8.03	477	8.00
$ 9.01 — $10.50	10	4.86	9.93	10	9.93
$10.51 — $12.00	164	4.22	11.13	142	11.15
$12.01 — $13.50	—	—	—	—	—
$13.51 — $15.00	404	4.41	15.00	404	15.00

	14,310			8,718

The weighted-average grant-date fair value of options granted during the year ended December 31, 2012, 2011, and 2010 on a per-share basis was approximately $1.60, $3.70, and $2.55, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2012, 2011, and 2010 was approximately $0.3 million, $0.8 million, and $2.8 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2012 is approximately $2.0 million. The weighted average remaining contractual term of options currently exercisable at December 31, 2012 was 6 years.

The Company measures all employee share-based payment awards using a fair-value method. The grant date fair value is determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires the Company to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. The Company’s expected volatility is derived from its own volatility rate as a publicly traded company and historical volatilities of similar public companies within the Internet services and network industry. Each company’s historical volatility is weighted based on certain qualitative factors and combined to produce a single volatility factor used by the Company. The Company does not have enough historical experience as a public company to provide a reasonable estimate of the expected term; therefore, expected term is calculated using the “short-cut” method, which takes into consideration the grant’s contractual life and the vesting periods. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Any impact from a forfeiture rate adjustment will be recognized in full in the period of the adjustment.

The fair value of each new option awarded is estimated on the grant date using the Black-Scholes-Merton model using the assumptions noted in the following table:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	78.10%	72.25%	67.08%
Expected term, years	5.88	6.08	6.08
Risk-free interest	0.91%	2.14%	2.57%
Expected dividends	0.00%	0.00%	0.00%

Unrecognized share-based compensation related to stock options totaled $11.8 million at December 31, 2012. The Company expects to amortize unvested stock compensation related to stock options over a weighted average period of approximately 2 years at December 31, 2012.

During the year ended December 31, 2012, 2011, and 2010, the Company recorded share-based compensation related to stock options of approximately $7.4 million, $9.6 million, and $9.8 million, respectively.

The following table summarizes the different types of RSUs outstanding (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
RSUs with service-based vesting conditions	4,232	3,392	1,473
Performance-based RSUs	349	459	1,154

Unvested RSUs	4,581	3,851	2,627

Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the share-based compensation expense is being recognized over the service period of the award.

Data pertaining to RSUs activity under the Plan is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)
Balance at December 31, 2009	2,184	$5.22
Granted	1,939	4.18
Vested	(1,039)	5.57
Cancelled	(457)	1.12

Balance at December 31, 2010	2,627	4.31
Granted	2,829	3.32
Vested	(986)	4.09
Cancelled	(619)	4.04

Balance at December 31, 2011	3,851	3.66
Granted	4,085	2.37
Vested	(2,450)	2.68
Cancelled	(905)	3.17

Balance at December 31, 2012	4,581	2.74

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2012, 2011, and 2010 was approximately $2.37, $3.32, and $4.18, respectively. The total intrinsic value of the units vested during the year ended December 31, 2012, 2011, and 2010 was approximately $5.4 million, $2.9 million, and $5.4 million, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2012 is $10.2 million.

Share-based payment compensation related to all restricted stock awards and RSUs for the years ended December 31, 2012, 2011, and 2010 was approximately $7.1 million, $6.3 million, and $6.4 million, respectively. At December 31, 2012 there was approximately $8.4 million of total unrecognized compensation costs related to RSUs. That cost is expected to be recognized over a weighted-average period of approximately 2.30 years as of December 31, 2012.

The Company’s stock option plan contains an “early exercise” provision. Upon early exercise of the option, the exercising holder receives restricted common stock. The restricted stock shares vest over the same period as the original stock option award. If the restricted stock does not vest because the required service period is unmet, the Company has the option to reacquire the restricted common stock for the lesser of the amount paid to acquire it or the fair value of the common stock at the call date. As of December 31, 2012, 2011, and 2010, respectively, there were no unvested shares of restricted common stock related to the early exercise of stock options subject to repurchase by the Company.

The Company applies the straight-line attribution method to recognize compensation costs associated with awards that are not subject to graded vesting. For awards that are subject to graded vesting and performance based awards, the Company recognizes compensation costs separately for each vesting tranche. The Company also estimates when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of stock-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent the Company’s estimates of awards considered probable of being earned changes, the amount of stock-based compensation recognized will also change.

The Company recorded share-based compensation expense related to stock options, restricted stock and RSUs during the years ended December 31, 2012, 2011, and 2010 of approximately $14.5 million, $15.9 million, and $16.2 million, respectively. Unrecognized share-based compensation expense totaled approximately $20.1 million at December 31, 2012, which is expected to be recognized over a weighted average period of approximately 2.14 years.

The following table summarizes the components of share-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2012, 2011, and 2010 in accordance with current accounting standards (in thousands):

	Years Ended December 31,
	2012	2011	2010
Share-based compensation expense by type of award:
Stock options	$7,426	$9,568	$9,818
Restricted stock units	7,049	6,313	6,364

Total share-based compensation expense	$14,475	$15,881	$16,182

Effect of share-based compensation expense on income by financial statement line:
Cost of services	$2,117	$2,419	$2,359
General and administrative expense	6,511	6,132	5,984
Sales and marketing expense	3,104	3,776	4,840
Research and development expense	2,743	3,554	2,999

Total cost related to share-based compensation expense	$14,475	$15,881	$16,182

17. Related Party Transactions

In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of the Company’s initial public offering, became holders of more than 10% of the Company’s common stock. On June 14, 2007, upon the closing of the Company’s IPO, all outstanding shares of the Company’s Series B Convertible Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. As of December 31, 2012, 2011, and 2010, Goldman, Sachs & Co. owned approximately 31%, 29%, and 30%, respectively, of the Company’s outstanding common stock.

The Company leased office space to an entity in which current members of its board of directors have an ownership interest. During the years ended December 31, 2012 and 2011, the Company invoiced and collected approximately $15,640 and $70,500, respectively, in office space rental from this entity. For the year ended December 31, 2010 there was no relationship between the Company and this entity for office space rental.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive officers and directors. Revenue derived from related parties was approximately 1% for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2010, the Company did not generate any revenue from related parties. Total outstanding accounts receivable from all related parties as of December 31, 2012 and 2011 was approximately $1.3 million and $0.4 million, respectively. As of December 31, 2012, the Company has an allowance for doubtful accounts receivable of approximately $0.8 million for an outstanding related party accounts receivable.

The Company leased office space from a company owned by one of the Company’s executives. Rent expense for the lease, including reimbursement for telecommunication lines, was approximately $0 for the years ended December 31, 2012 and 2011, and was $4,000 for the year ended December 31, 2010.

18. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space and office equipment which expire through 2019. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of December 31, 2012 are as follows (in thousands):

2013	$3,559
2014	2,953
2015	2,714
2016	2,054
2017 and thereafter	4,033

Total minimum payments	$15,313

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. The following summarizes minimum commitments as of December 31, 2012 (in thousands):

2013	$33,538
2014	21,114
2015	15,646
2016	3,578
2017 and thereafter	69

Total minimum payments	$73,945

Rent and operating expense relating to these operating lease agreements and bandwidth and co-location agreements was approximately $58.8 million, $60.1 million, and $52.4 million, respectively, for the years ended December 31, 2012, 2011, and 2010.

Capital Leases

The Company leases equipment under capital lease agreements which extend through 2016. As of December 31, 2012 and 2011, the outstanding balance for capital leases was approximately $2.1 and $3.9 million, respectively. The Company recorded assets under capital lease obligations of approximately $5.1 and $5.3 million, respectively, as of December 31, 2012 and 2011. Related accumulated amortization totaled approximately $2.9 million and $1.4 million, respectively as of December 31, 2012 and 2011. The assets acquired under capital leases and related accumulated amortization is included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Operations. The average interest rate on the Company’s outstanding capital leases at December 31, 2012 was approximately seven percent. Interest expense related to capital leases was approximately $0.2 million, $0.2 million, and $0.1 million, respectively, for the years ended December 31, 2012, 2011, and 2010.

Future minimum capital lease payments at December 31, 2012 were as follows (in thousands):

2013	$1,377
2014	498
2015	238
2016	133
2017 and thereafter	5

Total	2,251
Amounts representing interest	(126)

Present value of minimum lease payments	$2,125

19. Concentrations

For each of the years ended December 31, 2012 and 2011, Netflix, Inc. represented approximately 11% of the Company’s total revenue. During the year ended December 31, 2010, the Company did not have any customers for which revenue exceeded 10% of total revenue.

Revenue from sources outside North America totaled approximately $56.4 million, $52.0 million, and $42.0 million, respectively, for the years ended December 31, 2012, 2011, and 2010. During the year ended December 31, 2012, the Company had two countries, Japan and the United States, that accounted for 10% or more of the Company’s total revenues. No single country outside of the United States accounted for 10% or more of the Company’s total revenues during the years ended December 31, 2011 and 2010, respectively.

20. Income Taxes

(Loss) income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
(Loss) income before income taxes:
United States	$(29,991)	$(30,438)	$(24,602)
Foreign	437	(1,866)	3,099

	$(29,554)	$(32,304)	$(21,503)

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	(20)	198	130
Foreign	558	550	1,600

Total current	538	748	1,730
Deferred:
Federal	16	(2,571)	80
State	—	—	—
Foreign	(73)	(415)	(1,083)

Total deferred	(57)	(2,986)	(1,003)

Total (benefit) provision	$481	$(2,238)	$727

A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate is shown in the table below (in thousands, except percent):

	Years Ended December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(10,344)	35%	$(11,306)	35%	$(7,526)	35%
Impact related to sale of discontinued operations	—	—	7,893	(24)	—	—
Valuation allowance	10,329	(35)	52	—	8,311	(38)
Foreign income taxes	351	(1)	797	(3)	(260)	1
State income taxes	(20)	—	198	(1)	131	(1)
Non-deductible expenses	168	(1)	136	—	110	—
Uncertain tax positions	(18)	—	(9)	—	(366)	2
Share-based compensation	—	—	—	—	190	(1)
Other	15	—	1	—	137	(1)

Provision for (benefit from) income taxes	$481	(2)%	$(2,238)	7%	$727	(3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Share-based compensation	$12,506	$12,540
Net operating loss and tax credit carry-forwards	27,484	17,951
Deferred revenue	3,984	4,058
Accounts receivable reserves	1,281	1,388
Fixed assets	4,904	3,822
Other	921	522

Total deferred tax assets	51,080	40,281
Deferred tax liabilities:
Intangible assets	(2,103)	(3,053)
Prepaid expenses	(187)	(173)
Other	(160)	(181)

Total deferred tax liabilities	(2,450)	(3,407)

Valuation allowance	(46,215)	(36,215)

Net deferred tax assets (liabilities)	$2,415	$659

The Company made certain corrections to the December 31, 2011 deferred tax asset balances compared to the amounts presented in the prior year financial statements. These corrections related to fixed assets in the amount of $3.0 million and net operating loss and tax credit carryforwards in the amount of $0.4 million with an offsetting increase to the valuation allowance of $3.4 million as of December 31, 2011. The corrections did not impact the net deferred tax asset of $0.7 million as of December 31, 2011.

In addition to the deferred tax assets listed in the table above, the Company has unrecorded tax benefits of $10.0 million and $9.9 million at December 31, 2012 and December 31, 2011 respectively, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction associated with employee stock options and restricted stock units, which, if subsequently realized will be recorded to contributed capital. As a result of net operating loss carryforwards, the Company was not able to recognize the excess tax benefits of stock option deductions because the deductions did not reduce income tax payable. Although not recognized for financial reporting purposes, this unrecorded tax benefit is available to reduce future income and is incorporated into the disclosed amounts of the Company’s federal and state NOL carryforwards, discussed below.

The federal and state net operating loss carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. At December 31, 2012, the Company had $68.3 million federal and $52.4 million state net operating loss carryforwards, including the NOLs discussed in the preceding paragraph. The Company’s federal net operating losses will begin to expire in 2019 and the state net operating loss carryforwards will begin to expire in 2012. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). At December 31, 2012 the Company had state tax credit carryforwards of $0.6 million, which will expire at various dates beginning in 2013. At December 31, 2012 the Company had federal tax credit carryforwards of $0.3 million, which will expire at various dates beginning in 2026.

The Company reduces the carrying amounts of deferred tax assets by a valuation allowance, if based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand alone state tax filings, the Company’s experience with loss carryforwards not expiring unutilized, and all tax planning alternatives that may be available.

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries and deferred tax assets relating to the Company’s uncertain tax positions, as management cannot conclude that it is more likely than not that these assets will be realized. No valuation allowance is being provided on $1.6 million of deferred tax assets associated with certain net operating losses because it is believed that they will be used to offset the Company’s liabilities relating to its uncertain tax positions.

The Company has certain taxable temporary differences related to intangible assets that cannot be offset by existing deductible temporary differences resulting in a deferred tax liability of approximately $0.4 million and $0.6 million as of December 31, 2012 and 2011, respectively.

A summary of the activities associated with the Company’s reserve for unrecognized tax benefits, interest and penalties follow (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2011	$53
Settlements	—
Reduction for tax positions of prior years	(14)

Balance at December 31, 2011	39
Additions for tax positions related to current year	1,718
Settlements	—
Reduction for tax positions of prior years	—

Balance at December 31, 2012	$1,757

The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2012, the Company had an interest and penalties accrual related to unrecognized tax benefits of $80,000, which decreased during 2012 by $18,000. The Company anticipates its unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settled potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change.

The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2009 through 2011 generally remain subject to examination by federal and most state tax authorities. As of December 31, 2012, the Company is not under any federal or state examinations.

Income taxes have not been provided on a portion of the undistributed earnings of the Company’s foreign subsidiaries over which the Company had sufficient influence to control the distribution of such earnings and had determined that substantially all of such earnings were reinvested indefinitely. The undistributed earnings of the Company’s foreign subsidiaries were approximately $1.2 million at December 31, 2012. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of the Company’s domestic subsidiaries, or if the Company sells its investment in such subsidiaries.

21. 401(k) Plan

Effective January 1, 2004, the Company adopted the Limelight Networks 401(k) Plan covering effectively all employees of the Company. The plan is a 401(k) profit sharing plan in which participating employees are fully vested in any contributions they make.

Effective January 1, 2007, the Company amended the plan to include a Company match. The Company will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Company employees may elect to reduce their current compensation up to the statutory limit. The Company made matching contributions of approximately $1.1 million, $0.9 million, and $0.7 million, respectively, during the years ended December 31, 2012, 2011, and 2010.

22. Segment Reporting

The Company operates in one industry segment — content delivery and related services. The Company operates in three geographic areas — North America, Europe, Middle East and Africa (EMEA) and Asia Pacific, including Japan.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenue
Domestic revenue	$123,866	$119,298	$112,243
International revenue EMEA	26,476	25,968	23,984
International revenue Asia Pacific	29,894	26,026	17,996

Total revenue	$180,236	$171,292	$154,223

	Years Ended December 31,
	2012	2011	2010
Long-lived Assets
Domestic long-lived assets	$35,318	$49,831	$39,692
International long-lived assets	12,320	15,744	15,260

Total long-lived assets	$47,638	$65,575	$54,952

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

As of December 31, 2012 and 2011, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis. These include money market funds, commercial paper, corporate notes and bonds, U.S. government agency bonds, and publicly traded stocks, which are classified as either cash and cash equivalents or marketable securities. The Company also had acquisition related contingent consideration which is classified as a current liability on the Company’s consolidated balance sheets.

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

The following is a summary of fair value measurements at December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$6,270	$—	$6,270	$—
Money market funds (2)	14,697	14,697	—	—
Corporate notes and bonds (1)	9,529	—	9,529	—
Commercial paper (1)	500	—	500	—
Certificate of deposit (1)	2,741	—	2,741	—
Publicly traded common stock (1)	18	18	—	—

Total assets measured at fair value	$33,755	$14,715	$19,040	$—

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

For the year ended December 31, 2012, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the year ended December 31, 2012, the Company had net unrealized losses of approximately $28,000.

The fair value measurement for contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The progressions of the Company’s Level 3 instruments for the year ended December 31, 2012 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at December 31, 2011	$994
Adjustment to fair value of AcceloWeb contingent consideration	(842)
Payment of contingent consideration	(152)

Balance at December 31, 2012	$—

The following is a summary of money market funds, marketable securities, other investment-related assets and current liabilities at December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$9,614	$—	$9,614	$—
Money market funds (2)	24,855	24,855	—	—
Corporate notes and bonds (1)	5,757	—	5,757	—
Commercial paper (1) (2)	2,749	—	2,749	—
Certificate of deposit (1)	2,730	—	2,730	—
Publicly traded common stock (1)	51	51	—	—

Total assets measured at fair value	$45,756	$24,906	$20,850	$—

Liabilities:
Acquisition related contingent consideration	$994	$—	$—	$994

Total liabilities measured at fair value	$994	$—	$—	$994

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

For the year ended December 31, 2011, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the year ended December 31, 2011, the Company had net unrealized gains of approximately $0.1 million.

On May 9, 2011, the Company acquired AcceloWeb. The total consideration associated with the AcceloWeb acquisition included contingent consideration with an aggregate potential value of $8.0 million ($4.0 million payable in cash and $4.0 million payable in the Company’s common stock) with terms described in Note 4. Additionally, the total consideration associated with the Delve acquisition in July 2010 included contingent consideration of up to $0.5 million upon the achievement of certain financial milestones.

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

The Company did not estimate the fair value of its cost basis investment at December 31, 2011 because the Company did not identify any events or circumstances that would have a significant adverse effect on the fair value of the investment. Determining fair value was not practicable because the entity in which the Company made the investment is not a publically traded company and information necessary to determine fair value was not available.

24. Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2012 and 2011. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Revenues	$44,316	$44,447	$45,001	$46,471
Gross profit	$16,986	$16,884	$16,718	$17,933
Net loss from continuing operations	$(9,697)	$(9,437)	$(610)	$(10,291)
Net loss from discontinued operations	$(309)	$(391)	$(218)	$(1,943)
Net loss	$(10,006)	$(9,828)	$(828)	$(12,234)
Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.10)	$(0.01)	$(0.10)
Basic and diluted net loss per share from discontinued operations	$(0.01)	$0.00	$0.00	$(0.02)
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.01)	$(0.12)
Basic and diluted weighted average common shares outstanding	104,226	102,783	99,359	98,765

	For the Three Months Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Revenues	$41,403	$41,558	$42,352	$45,979
Gross profit	$15,138	$13,181	$15,074	$18,313
Net loss from continuing operations	$(6,500)	$(11,169)	$(6,402)	$(5,995)
Net (loss) income from discontinued operations	$(3,318)	$(2,766)	$11,420	$(558)
Net (loss) income	$(9,818)	$(13,935)	$5,018	$(6,553)
Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.10)	$(0.06)	$(0.06)
Basic and diluted net (loss) income per share from discontinued operations	$(0.03)	$(0.02)	$0.10	$(0.00)
Basic and diluted net (loss) income per share	$(0.09)	$(0.12)	$0.04	$(0.06)
Basic and diluted weighted average common shares outstanding	103,917	113,113	113,662	106,253

In May 2010, the Company made a strategic investment in Gaikai, a private cloud-based gaming technology company that allows users to play major PC and console games through a web browser. In June 2012, Sony entered into a definitive agreement to acquire Gaikai for approximately $380 million. In August 2012, Sony completed its acquisition of Gaikai and the Company recorded a gain on sale of its cost basis investment in Gaikai of $9.4 million, which is included in the Company’s quarterly results for the three month period ended September 30, 2012.

On January 27, 2010 and April 30, 2010, the Company acquired chors and EyeWonder. On September 1, 2011, the Company completed the sale of its EyeWonder and chors video and rich media advertising services to DG. Accordingly, the results related to the sale of EyeWonder and chors for the year ended December 31, 2011 and prior periods have been reclassified to discontinued operations. For the three month periods ended March 31, 2011 and the three month period ended June 30, 2011, the quarterly information previously reported on Form 10-Q was revised to reflect the operations of EyeWonder and chors as discontinued operations.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2012, we identified a material weakness in our internal controls over financial reporting. The material weakness related to the classification of cash collected from DG related to the sale of EyeWonder and chors in the unaudited Condensed Consolidated Statements of Cash Flows. The cash collected from DG was classified as cash generated from operations in the Condensed Consolidated Statements of Cash Flows, which was incorrect. The cash collected from DG should have been classified in investing activities in the Condensed Consolidated Statements of Cash Flows. The correction of the improperly classified cash was corrected in the third quarter of 2012, and we amended our March 31, 2012 Form 10-Q and our June 30, 2012 Form 10-Q to reflect the correct classification. The correction of the classification error had no impact on our results of operations for either period. Since the date of discovery of this material weakness and through the date of this Form 10-K, we have taken steps that we feel have strengthened our internal controls, including implementing a stronger review process around the preparation of our consolidated statement of cash flows and updating our processes and procedures to ensure that accounting personnel have sufficient guidance to remediate the material weakness. The actions we have taken to remediate this material weakness are subject to continued management review supported by confirmation and testing, as well as oversight by the Audit Committee of our Board of Directors. As of December 31, 2012, this material weakness has been remediated.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in this annual report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limelight Networks, Inc.

We have audited Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limelight Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Limelight Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Phoenix, Arizona

March 1, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees is included under the captions “Proposal One: Election of Directors,” “— Information About the Directors and Nominees,” and “Board of Directors Meetings and Committees — Nominating and Governance Committee” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item regarding our Audit Committee is included under the caption “Board of Directors Meetings and Committees” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Executive Compensation and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information appearing under the headings “Executive Compensation and Other Matters,” “— Director Compensation,” “Board of Directors Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” and “— Compensation Committee Report” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2012 (shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,310	$4.58	6,171
Equity compensation plans not approved by security holders	—	—	—

Total	14,310	$4.58	6,171

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the heading “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the headings “Proposal One: Election of Directors” and “Board of Directors Meetings and Committees — Board Independence,” in each case in our Proxy Statement related to the 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the headings “Audit Committee Report—Principal Accountant Fees and Services” and “— Audit Committee Pre-Approval Policy,” in each case in our Proxy Statement related to the 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

LIMELIGHT NETWORKS, INC.

Date: March 1, 2013	By:	/S/ DOUGLAS S. LINDROTH
Douglas S. Lindroth Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Lento and Douglas S. Lindroth and each of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT A. LENTO Robert A. Lento	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013

/S/ DOUGLAS S. LINDROTH Douglas S. Lindroth	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2013

/S/ WALTER D. AMARAL Walter D. Amaral	Non-Executive Chairman of the Board and Director	March 1, 2013

/S/ THOMAS FALK Thomas Falk	Director	March 1, 2013

/S/ JEFFREY T. FISHER Jeffrey T. Fisher	Director	March 1, 2013

/S/ JOSEPH H. GLEBERMAN Joseph H. Gleberman	Director	March 1, 2013

/S/ FREDRIC W. HARMAN Fredric W. Harman	Director	March 1, 2013

/S/ PETER J. PERRONE Peter J. Perrone	Director	March 1, 2013

/S/ DAVID C. PETERSCHMIDT David C. Peterschmidt	Director	March 1, 2013

/S/ NATHAN F. RACIBORSKI Nathan F. Raciborski	Co-Founder, Chief Technology Officer and Director	March 1, 2013

LIMELIGHT NETWORKS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2010:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$9,226	1,194	(110)	3,578	$6,732
Deferred tax asset valuation allowance	$34,368	752	—	—	$35,120
Year ended December 31, 2011:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$6,732	1,357	(270)	3,428	$4,391
Deferred tax asset valuation allowance	$35,120	1,095	—	—	$36,215
Year ended December 31, 2012:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,391	2,062	(170)	2,213	$4,070
Deferred tax asset valuation allowance	$36,215	10,000	—	—	$46,215

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1(1)

Agreement and Plan of Merger by and among Registrant, Elvis Merger Sub One Corporation, Elvis Merger Sub Two LLC, EyeWonder, Inc., John J. Vincent, as Stockholder Representative and Deutsche Bank National Trust, as Escrow Agent, dated December 21, 2009.

2.2(2)	Purchase Agreement dated as of August 30, 2011 by and among DG FastChannel, Inc., Limelight Networks, Inc. and Limelight Networks Germany GmbH.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(5)	Specimen Common Stock Certificate of the Registrant.

4.2(5)	Amended and Restated Investors’ Rights Agreement dated July 12, 2006.

10.1(5)	Form of Indemnification Agreement for directors and officers.

10.2(5)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(5)	2007 Equity Incentive Plan and form of agreement thereunder.

10.4(5)	Employment Agreement between the Registrant and Jeffrey W. Lunsford dated October 20, 2006.

10.4.01†(6)	Equity Award Amendment and Grant of Restricted Stock Units under the Registrant’s 2007 Equity Incentive Plan dated November 25, 2008.

10.4.02(7)	Amendment to Employment Agreement between the Registrant and Jeffrey W. Lunsford dated December 30, 2008.

10.5†(8)	Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, and amendments thereto.

10.5.01†(9)	Amendments to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001.

10.5.02†(10)	Amendment #23 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.

10.5.03†(11)	Amendment #24 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.

10.6(12)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.7(13)	Employment Agreement between the Registrant and David M. Hatfield dated March 27, 2007.

10.7.01(14)	Amendment to Employment Agreement between the Registrant and David M. Hatfield dated December 30, 2008.

10.8†(15)

Edge Computing Network Service and License Agreement dated March 1, 2007 between the Registrant and Microsoft Corporation, and Addendum to the Edge Computing Network Service and License Agreement dated March 19, 2007.

10.8.01†(16)	Amendment to Edge Computing Network Service and License Agreement between the Registrant and Microsoft Corporation dated October 1, 2008.

10.9(17)	Employment Agreement between the Registrant and Philip C. Maynard effective October 22, 2007.

Exhibit Number	Exhibit Title
10.9.01(18)	Amendment to Employment Agreement between the Registrant and Philip C. Maynard dated December 30, 2008.

10.10(19)	Employment Agreement between the Registrant and Nathan F. Raciborski dated September 22, 2008.

10.10.01(20)	Amendment to Employment Agreement between the Registrant and Nathan F. Raciborski dated December 30, 2008.

10.11(21)	Employment Agreement between the Registrant and Douglas S. Lindroth dated October 14, 2008.

10.11.01(22)	Amendment to Employment Agreement between the Registrant and Douglas S. Lindroth dated December 30, 2008.

10.11.02	Amendment No. 2 to Employment Agreement between the Registrant and Douglas S. Lindroth dated December 3, 2012.

10.12(23)	Master Executive Bonus and Management Bonus Plan.

10.13(24)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.14(25)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.15(26)	European Expansion Consulting Agreement among the Registrant, eValue AG and Thomas Falk dated April 13, 2010.

10.16(27)	Non-Competition Agreement between the Registrant and Thomas Falk dated April 13, 2010.

10.17(28)	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.

10.18(29)	Employment Agreement between the Registrant and Charles Kirby Wadsworth dated June 22, 2012.

10.19	Employment Agreement between the Registrant and Indu Kodukula dated October 8, 2012.

10.20	Interim CEO Employment Agreement between the Registrant and Robert A. Lento dated November 8, 2012.

10.21	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.

10.22	Employment Agreement between the Registrant and George Vonderhaar dated January 22, 2013.

21.1(30)	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Title
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL INSTANCE DOCUMENT.

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2009.

(2)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on September 6, 2011.

(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2011.

(4)	Incorporated by reference to Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(5)	Incorporated by reference to the same number exhibit of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(6)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 26, 2008.

(7)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(8)	Incorporated by reference to Exhibit 10.10 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(9)	Incorporated by reference to Exhibit 10.10.01 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008.

(10)	Incorporated by reference to Exhibit 10.10.02 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2009.

(11)	Incorporated by reference to Exhibit 10.10.03 of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009.

(12)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(13)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(14)	Incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(15)	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007.

(16)	Incorporated by reference to Exhibit 10.15.01 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2008.

(17)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on November 13, 2007.

(18)	Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(19)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 23, 2008.

(20)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(21)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2008.

(22)	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(23)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.

(24)	Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.

(25)	Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.

(26)	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on May 6, 2010.

(27)	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on May 6, 2010.

(28)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(29)	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012.

(30)	Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed on March 2, 2012.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Confidential treatment has been requested or granted for portions of this exhibit by the Securities and Exchange Commission.