Form 10-Q
period 2013-03-31
Limelight Networks, Inc.
filed 2013-05-10
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2013: 96,146,449 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$86,163	$108,915
Marketable securities	34,041	19,040
Accounts receivable, net	27,537	26,602
Income taxes receivable	318	471
Deferred income taxes	71	38
Prepaid expenses and other current assets	11,108	12,308

Total current assets	159,238	167,374
Property and equipment, net	35,339	41,251
Marketable securities, less current portion	11	18
Deferred income tax, less current portion	2,849	2,838
Goodwill	80,458	80,278
Other intangible assets, net	5,713	6,387
Other assets	6,600	6,735

Total assets	$290,208	$304,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,108	$6,730
Deferred revenue	7,107	6,892
Capital lease obligations	1,032	1,301
Income taxes payable	798	519
Other current liabilities	10,722	14,866

Total current liabilities	25,767	30,308
Capital lease obligations, less current portion	664	824
Deferred income tax	423	461
Deferred revenue, less current portion	2,281	797
Other long-term liabilities	5,144	5,261

Total liabilities	34,279	37,651
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at March 31, 2013 and December 31, 2012; 96,105 and 98,038 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	96	98
Additional paid-in capital	450,625	452,258
Contingent consideration	33	33
Accumulated other comprehensive loss	(2,239)	(709)
Accumulated deficit	(192,586)	(184,450)

Total stockholders’ equity	255,929	267,230

Total liabilities and stockholders’ equity	$290,208	$304,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues	$45,813	$44,316

Cost of revenue:
Cost of services (1)	22,052	20,501
Depreciation — network	6,680	6,829

Total cost of revenue	28,732	27,330

Gross profit	17,081	16,986
Operating expenses:
General and administrative	8,073	8,320
Sales and marketing	10,484	11,632
Research and development	5,741	5,166
Depreciation and amortization	1,450	1,398

Total operating expenses	25,748	26,516

Operating loss	(8,667)	(9,530)
Other income (expense):
Interest expense	(27)	(50)
Interest income	70	106
Other, net	568	(86)

Total other income (expense)	611	(30)

Loss from continuing operations before income taxes	(8,056)	(9,560)
Income tax provision	80	137

Loss from continuing operations	(8,136)	(9,697)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(309)

Net loss	$(8,136)	$(10,006)

Basic net loss per weighted average share:
Continuing operations	$(0.08)	$(0.09)
Discontinued operations	—	(0.01)

Total	$(0.08)	$(0.10)

Diluted net loss per weighted average share:
Continuing operations	$(0.08)	$(0.09)
Discontinued operations	—	(0.01)

Total	$(0.08)	$(0.10)

Shares used in per weighted average share calculations:
Basic	96,818	104,226
Diluted	96,818	104,226

(1)	Cost of services excludes amortization related to certain intangibles, including existing technologies, customer relationships, trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net loss	$(8,136)	$(10,006)

Other comprehensive income (loss), net of tax:
Unrealized loss on investments	(55)	(15)
Foreign exchange translation	(1,475)	457

Other comprehensive income (loss), net of tax	(1,530)	442

Comprehensive loss	$(9,666)	$(9,564)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(8,136)	$(10,006)
Loss from discontinued operations	—	(309)

Net loss from continuing operations	(8,136)	(9,697)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	8,130	8,227
Share-based compensation	3,350	3,951
Deferred income taxes	(171)	(112)
Foreign currency remeasurement gain	(861)	(97)
Accounts receivable charges	326	426
Accretion of marketable securities	96	99
Non cash increase in cost basis investment	—	(374)
Changes in operating assets and liabilities:
Accounts receivable	(1,260)	280
Prepaid expenses and other current assets	1,085	(361)
Income taxes receivable	141	(35)
Other assets	106	(2,130)
Accounts payable	(96)	(625)
Deferred revenue	1,698	774
Other current liabilities	(1,947)	(1,246)
Income taxes payable	307	(500)
Other long term liabilities	(116)	(508)

Net cash provided by (used in) operating activities of continuing operations	2,652	(1,928)

Investing activities
Purchases of marketable securities	(38,039)	(15,469)
Maturities of marketable securities	22,895	7,303
Purchases of property and equipment	(2,603)	(5,680)
Proceeds from the sale of discontinued operations	—	5,839

Net cash used in investing activities of continuing operations	(17,747)	(8,007)

Financing activities
Payments on capital lease obligations	(429)	(436)
Payment of employee tax withholdings related to restricted stock	(1,358)	(259)
Cash paid for purchase of common stock	(5,512)	(1,161)
Proceeds from exercise of stock options	—	118

Net cash used in financing activities of continuing operations	(7,299)	(1,738)

Effect of exchange rate changes on cash and cash equivalents	(358)	57

Net decrease in cash and cash equivalents	(22,752)	(11,616)
Cash and cash equivalents, beginning of period	108,915	120,349

Cash and cash equivalents, end of period	$86,163	$108,733

Supplement disclosure of cash flow information
Cash paid during the period for interest	$27	$51

Cash paid during the period for income taxes, net of refunds	$(194)	$790

Property and equipment remaining in accounts payable and other current liabilities	$233	$1,439

Contingent consideration common stock issued in connection with acquisition of businesses	$—	$109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Limelight Networks, Inc. (the Company) operates a globally distributed, high-performance computing platform (its global computing platform) and provides a suite of integrated services including content delivery, web and video content management, mobility, web application acceleration, cloud storage, and related consulting services that enable companies and other organizations to create, manage, and deliver a global digital presence.

The integrated suite of services that the Company offers collectively comprises its Orchestrate Digital Presence Platform (Orchestrate, or the Orchestrate Platform). The Company provides the Orchestrate Platform as Software-as-a-Service (SaaS) and Infrastructure-as-a-Service (IaaS), which other than content delivery services, are referred to collectively as Value Added Services (VAS). The Company offers VAS both collectively as the end-to-end Orchestrate Platform and individually for customers that may not be inclined or able to adopt the entire platform.

The Orchestrate Platform and services help the Company’s customers optimize and streamline their online digital presence across web, mobile, social, and large screen channels. The Orchestrate Platform and services provide advanced features which include website content management, personalization and targeting, video publishing, mobile enablement, content delivery, transcoding, and cloud storage, combined with social media integration and reporting analytics. These services are provided through the cloud and leverage the Company’s global computing platform, which provides highly available, highly redundant storage, bandwidth, and computing resources, as well as connectivity to last-mile broadband network providers. The Company’s professional consulting services team helps organizations access their digital presence requirements and improve their digital presence activities.

The Company derives revenue primarily from the sale of the Orchestrate Platform and its individual components as managed services. The Company also generates revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.

The Company provides its services to customers that it believes view Internet, mobile, and social initiatives as critical to their success, including traditional and emerging media companies operating in the television, music, radio, newspaper, magazine, movie, videogame, software, and social media industries, as well as to enterprises, technology companies, and government entities conducting business online. The Company’s offerings enable organizations to remove the complexity of creating, managing, delivering, and optimizing their digital presence by streamlining processes and optimizing business results across all customer interaction channels, which helps them to deliver a high quality online media experience, improve brand awareness, drive revenue, and enhance their customer relationships.

The Company has operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. The Company began international operations in 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company has revised the statement of cash flow presentation to reclassify certain remeasurement gains and losses from the “Effect of exchange rate changes on cash and cash equivalents” line item to the “Foreign currency remeasurement gain” line item included in Net cash provided by (used in) operating activities of continuing operations. The amount of this reclassification for the three months ended March 31, 2012 was approximately $97,000.

On September 1, 2011, the Company completed the sale of its EyeWonder LLC and subsidiaries and chors GmbH video and rich media advertising services (EyeWonder and chors) to DG FastChannel, Inc. (now Digital Generation, Inc.) (DG). The sale of EyeWonder and chors met the criteria for discontinued operations during the year ended December 31, 2011. Accordingly, the results of operations related to EyeWonder and chors have been classified as discontinued operations in all periods presented. See further discussion at Note 4.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates.

Recent Accounting Standards

Recently Adopted Accounting Standard

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income (loss). ASU 2013-02 requires an entity to present, either on the face of the statement where net income (loss) is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss), but only if the amount reclassified is required under U.S. generally accepted accounting principles to be reclassified to net income (loss) in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013, and has included the additional disclosures in Note 15.

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for the Company for fiscal years beginning after December 15, 2013; however, early adoption is permitted. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

3. Investments in Marketable Securities

The following is a summary of marketable securities (designated as available-for-sale) at March 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$3,091	$2	$—	$3,093
Certificate of deposit	2,744	—	—	2,744
Commercial paper	3,998	—	2	3,996
Corporate notes and bonds	24,250	1	43	24,208

	34,083	3	45	34,041
Publicly traded common stock	12	—	1	11

Total marketable securities	$34,095	$3	$46	$34,052

At March 31, 2013, the Company evaluated its marketable securities and noted unrealized losses were due to fluctuations in interest rates.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The amortized cost and estimated fair value of marketable securities at March 31, 2013, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$16,799	$3	$7	$16,795
Due after one year and through five years	17,284	—	38	17,246

	$34,083	$3	$45	$34,041

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$6,266	$4	$—	$6,270
Certificate of deposit	2,741	—	—	2,741
Commercial paper	500	—	—	500
Corporate notes and bonds	9,527	3	1	9,529

	19,034	7	1	19,040
Publicly traded common stock	12	6	—	18

Total marketable securities	$19,046	$13	$1	$19,058

The amortized cost and estimated fair value of marketable securities at December 31, 2012, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$18,260	$6	$1	$18,265
Due after one year and through five years	774	1	—	775

	$19,034	$7	$1	$19,040

4. Discontinued Operations

On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services to DG for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow), plus an estimated $10.9 million receivable from DG pursuant to the purchase agreement dated as of August 30, 2011 by and among the Company, DG and Limelight Networks Germany GmbH.

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

Under the terms of the purchase agreement, $0.7 million excess of cash and cash equivalents and other current assets over current liabilities was immediately payable to the Company with the remaining Net Working Capital payable as the accounts receivable of $9.6 million and income tax receivable of $0.5 million were collected.

The following is a summary of activity related to the receivable from DG for the year ended December 31, 2012 and the three month period ended March 31, 2013 (in thousands):

Balance, December 31, 2011	$10,854
Payments received from DG	(7,440)
Allowance for doubtful accounts receivable and other receivables adjustments	(2,060)
Net Working Capital adjustments	(818)

Balance, December 31, 2012	$536
Payments received from DG	—
Allowance for doubtful accounts receivable and other receivables adjustments	—
Net Working Capital adjustments	—

Balance, March 31, 2013	$536

As of March 31, 2013, the Company assessed the collectability of the remaining accounts receivable balance and believes such amount is collectible. The Company expects to continue to pursue collections on all previously reserved amounts and will record recoveries as an adjustment to income (loss) from discontinued operations.

The sale of EyeWonder and chors meets the criteria to be reported as discontinued operations. Accordingly, the operating results of EyeWonder and chors have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations. The Company includes only revenues and costs directly attributable to the discontinued operations, in determining income (loss) from discontinued operations, and not those attributable to the ongoing entity. Accordingly, no general corporate overhead costs have been allocated to discontinued operations. There were no operating results of discontinued operations for the three months ended March 31, 2013. Operating results of discontinued operations for the three month period ended March 31, 2012, are as follows (in thousands):

Three Months Ended March 31,
2012
General and administrative expenses	$147
Loss on sale of discontinued operations, net of income taxes	(456)

Loss before income taxes	(309)
Income tax benefit (expense)	—

Loss from discontinued operations	$(309)

Loss from discontinued operations per weighted average share:
Basic	$(0.01)

Diluted	$(0.01)

Shares used in per weighted average share calculation for discontinued operations:
Basic and diluted	104,226

5. Accounts Receivable, net

Accounts receivable, net include (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable	$23,879	$23,675
Unbilled accounts receivable	6,997	6,997

	30,876	30,672
Less: credit allowance	(600)	(640)
Less: allowance for bad debt	(2,739)	(3,430)

Total accounts receivable, net	$27,537	$26,602

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	March 31, 2013	December 31, 2012
Prepaid bandwidth and backbone services	$3,100	$3,614
Gaikai sale escrow receivable	1,237	1,237
Non-income taxes receivable (VAT)	1,131	1,739
Receivable from DG (see note 4)	536	536
Employee advances and prepaid recoverable commissions	440	551
Vendor deposits and other	4,664	4,631

Total prepaid expenses and other current assets	$11,108	$12,308

In May 2010, the Company made a strategic investment in Gaikai Inc., a private cloud-based gaming technology company (Gaikai). In August 2012, Sony Computer Entertainment Inc. acquired Gaikai and the Company recorded a gain on sale of its cost basis investment in Gaikai of $9.4 million. The carrying value of the Gaikai cost basis investment as of the sale date was approximately $2.0 million. The aggregate selling price was $11.4 million consisting of $10.2 million of cash received and $1.2 million held in escrow for a period of up to 15 months to cover any potential indemnification claims. As of March 31, 2013, the Company was not aware of any potential indemnification claims that are expected to reduce the amount received from escrow, and recorded a current receivable of approximately $1.2 million, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

7. Goodwill and Other Intangible Assets

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

The changes in the carrying amount of goodwill for the three month period ended March 31, 2013 were as follows (in thousands):

Balance, December 31, 2012	$80,278
Foreign currency translation adjustment	180

Balance, March 31, 2013	$80,458

Other intangible assets that are subject to amortization consist of the following (in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,529	$(4,592)	$3,937
Customer relationships	3,412	(1,636)	1,776

Total other intangible assets	$11,941	$(6,228)	$5,713

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,436	$(4,035)	$4,401
Customer relationships	3,412	(1,427)	1,985
Trade names and trademark	160	(159)	1

Total other intangible assets	$12,008	$(5,621)	$6,387

Aggregate expense related to amortization of other intangible assets included in continuing operations was $0.7 million for the three month periods ended March 31, 2013 and 2012. Based on the Company’s other intangible assets as of March 31, 2013, aggregate expense related to amortization of other intangible assets is expected to be $2.1 million for the remainder of 2013, and $2.2 million, $1.1 million, and $0.3 million for fiscal years 2014, 2015, and 2016, respectively.

8. Property and Equipment, net

Property and equipment, net include (in thousands):

	March 31, 2013	December 31, 2012
Network equipment	$168,568	$168,637
Computer equipment	10,560	10,398
Furniture and fixtures	2,600	2,595
Leasehold improvements	6,702	6,684
Other equipment	551	534

	188,981	188,848
Less: accumulated depreciation	(153,642)	(147,597)

Total property and equipment, net	$35,339	$41,251

9. Other Assets

Other assets include (in thousands):

	March 31, 2013	December 31, 2012
Prepaid bandwidth and backbone services	$5,435	$5,799
Vendor deposits and other	812	729
Deferred expenses	353	207

Total other assets	$6,600	$6,735

The Company enters into multi-year arrangements with a telecommunications providers for bandwidth and backbone capacity. The agreements sometimes require the Company to make advanced payments for future services to be received.

10. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued compensation and benefits	$3,648	$6,703
Accrued cost of revenue	1,753	2,307
Accrued legal fees	1,508	1,591
Indirect taxes payable	1,084	1,029
Customer deposits	465	361
Other accrued expenses	2,264	2,875

Total other current liabilities	$10,722	$14,866

11. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred rent	$3,426	$3,543
Income taxes payable	1,718	1,718

Total other long-term liabilities	$5,144	$5,261

12. Contingencies

Akamai Litigation

In June 2006, Akamai Technologies, Inc. (Akamai), and the Massachusetts Institute of Technology (MIT), filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that the Company was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, United States Patent No. 6,553,413 (the ’413 patent) and United States Patent No. 6,108,703 (the ’703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third, recently issued patent United States Patent No. 7,103,645 (the ’645 patent). Before trial, Akamai waived by stipulation its claims of indirect or induced infringement and proceeded to trial only on the theory of direct infringement. In February 2008, a jury returned a verdict in this lawsuit, finding that the Company infringed four claims of the ’703 patent at issue and rejecting the Company’s invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded prejudgment interest which the Company estimated to be $2.6 million at December 31, 2007. The Company recorded an aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008, the Company recorded a potential additional provision of approximately $17.5 million for potential additional infringement damages and interest. The total provision for litigation at December 31, 2008 was $65.6 million.

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

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined that the Company did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that the Company did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that the Company induced its customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, the Company filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and sought to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to the Company’s petition. The Company believes that the Court of Appeal’s new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as the Company has successfully shown that it does not directly infringe Akamai’s patent, the Company firmly believes that it ultimately would be successful in showing that it does not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory, and it will continue to vigorously defend against the allegation. The Company is not able at this time to estimate the range of a potential loss. In light of the status of the litigation, the Company believes there is a reasonable possibility that it has incurred a loss related to the Akamai litigation and believes a loss is not probable, and; therefore, no provision for this lawsuit is recorded in the consolidated financial statements.

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

The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Net loss from continuing operations	$(8,136)	$(9,697)
Net loss from discontinued operations	—	(309)

Net loss attributable to common stockholders	$(8,136)	$(10,006)

Basic weighted average common shares	96,818	104,226

Basic weighted average common shares	96,818	104,226
Dilutive effect of stock options and restricted stock units	—	—

Diluted weighted average common shares	96,818	104,226

Basic loss per share:
Continuing operations	$(0.08)	$(0.09)
Discontinued operations	—	(0.01)

Basic net loss per share	$(0.08)	$(0.10)

Diluted loss per share:
Continuing operations	$(0.08)	$(0.09)
Discontinued operations	—	(0.01)

Diluted net loss per share	$(0.08)	$(0.10)

For the three month periods ended March 31, 2013 and 2012, outstanding options and restricted stock units of approximately 1.4 million and 2.0 million, respectively, were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive.

14. Stockholders’ Equity

Common Stock

On October 29, 2012, the Company’s board of directors authorized and approved a third common stock repurchase plan that authorized the Company to repurchase up to $10 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. During the three months ended March 31, 2013, the Company purchased and cancelled approximately 2.3 million shares under the third repurchase plan for approximately $5.5 million, including commissions. Any repurchased shares were cancelled and returned to authorized but unissued status. As of March 31, 2013, the Company’s third repurchase plan was complete.

15. Accumulated Other Comprehensive Loss

Changes in the components of other comprehensive loss for the three month period ended March 31, 2013 was as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Available for Sale Securities	Total
Balance, December 31, 2012	$(747)	$38	$(709)

Other comprehensive income (loss) before reclassifications	(1,475)	(55)	(1,530)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net current period other comprehensive loss	(1,475)	(55)	(1,530)

Balance, March 31, 2013	$(2,222)	$(17)	$(2,239)

16. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s condensed consolidated statement of operations for the three month periods ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Share-based compensation expense by type of award:
Stock options	$1,886	$1,941
Restricted stock awards and units	1,464	2,010

Total share-based compensation expense	$3,350	$3,951

Effect of share-based compensation expense on statement of operations by categories:
Cost of services	$505	$506
General and administrative expense	1,621	1,777
Sales and marketing expense	663	837
Research and development expense	561	831

Total cost related to share-based compensation expense	$3,350	$3,951

Unrecognized share-based compensation expense totaled $26.6 million at March 31, 2013, of which approximately $13.2 million related to stock options and approximately $13.4 million related to restricted stock awards. The Company currently expects to recognize share-based compensation expense of approximately $9.2 million during the remainder of 2013, $9.4 million in 2014 and the remainder thereafter based upon the scheduled vesting of the stock options and restricted stock units outstanding at March 31, 2013.

17. Related Party Transactions

The Company leased office space to an entity in which current members of its board of directors have an ownership interest. During the three month periods ended March 31, 2013 and 2012, the Company invoiced this entity approximately $0 and $15,640, respectively, for office space rental.

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive staff and board of directors. Revenue derived from related parties was approximately 1% of total revenue for the three month periods ended March 31, 2013 and 2012.

Total outstanding accounts receivable from all related parties as of March 31, 2013 and December 31, 2012, was approximately $1.3 million. As of March 31, 2013 and December 31, 2012, the Company had an allowance for doubtful accounts receivable of approximately $1.3 million and $0.8 million, respectively, for an outstanding related party accounts receivable.

18. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space and office equipment that expire through 2019. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of March 31, 2013 are as follows (in thousands):

2013	$3,041
2014	3,375
2015	2,731
2016	2,054
2017 and thereafter	4,034

Total minimum payments	$15,235

Purchase Commitments

The Company has long-term commitments for bandwidth usage, co-location with various networks and Internet service providers, or ISPs, and for other purchase obligations. The following summarizes minimum commitments as of March 31, 2013 (in thousands):

2013	$30,000
2014	24,373
2015	16,358
2016	4,014
2017 and thereafter	374

Total minimum payments	$75,119

Capital Leases

The Company leases equipment under capital lease agreements that extend through 2017. As of March 31, 2013 and December 31, 2012, the outstanding balance for capital leases was approximately $1.7 million and $2.1 million, respectively. The Company has recorded assets under capital lease obligations of approximately $5.1 million as of March 31, 2013 and December 31, 2012. Related accumulated amortization totaled approximately $3.3 million and $2.9 million, respectively, as of March 31, 2013 and December 31, 2012. The assets acquired under capital leases and the related accumulated amortization is included in property and equipment, net in the condensed consolidated balance sheet. The related amortization is included in depreciation and amortization expense in the condensed consolidated statements of operations. Interest expense related to capital leases was approximately $27,000 and $51,000, respectively, for the three month periods ended March 31, 2013 and 2012.

Future minimum capital lease payments at March 31, 2013 are as follows (in thousands):

2013	$921
2014	498
2015	238
2016	134
2017 and thereafter	5

Total	1,796
Amounts representing interest	(100)

Present value of minimum lease payments	$1,696

19. Concentrations

For the three month periods ended March 31, 2013 and 2012, Netflix, Inc. represented approximately 13% and 11%, respectively, of the Company’s total revenue.

Revenue from customers outside North America totaled approximately $14.4 million and $13.8 million, respectively, for the three month periods ended March 31, 2013 and 2012. During the three month periods ended March 31, 2013 and 2012, respectively, no single country outside of the United States accounted for 10% or more of the Company’s total revenues.

20. Income taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the income tax expense from continuing operations for the three months ended March 31, 2013 and 2012 was $80,000 and $137,000, respectively. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to the Company providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the quarter.

The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2009 through 2012 generally remain subject to examination by federal and most state tax authorities. As of March 31, 2013, the Company is not under any federal or state examinations.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Domestic revenue	$31,447	$30,537
International revenue Asia Pacific	7,311	6,964
International revenue EMEA	7,055	6,815

Total revenue	$45,813	$44,316

The following table sets forth long-lived assets by geographic area (in thousands):

	March 31, 2013	December 31, 2012
Domestic long-lived assets	$30,541	$35,318
International long-lived assets	10,511	12,320

Total long-lived assets	$41,052	$47,638

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

As of March 31, 2013 and December 31, 2012, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis. These include money market funds, commercial paper, corporate notes and bonds, U.S. government agency bonds, and publicly traded stocks, which are classified as either cash and cash equivalents or marketable securities. The Company also had acquisition related contingent consideration which is classified as a current liability on the Company’s consolidated balance sheet.

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

The following is a summary of fair value measurements at March 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$3,093	$—	$3,093	$—
Money market funds (2)	10,762	10,762	—	—
Corporate notes and bonds (1)	24,208	—	24,208	—
Commercial paper (1)	3,996	—	3,996	—
Certificate of deposit (1)	2,744	—	2,744	—
Publicly traded common stock (1)	11	11	—	—

Total assets measured at fair value	$44,814	$10,773	$34,041	$—

(1)	Classified in marketable securities
(2)	Classified in cash and cash equivalents

For the three month period ended March 31, 2013, realized gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the three month period ended March 31, 2013, the Company had net unrealized losses of approximately $55,000.

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. The carrying amount of short-term and long-term marketable securities represents fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders’ equity. The carrying amount of accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short-term maturity of the amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, among other things, statements as to industry trends, our future expectations, operations, financial condition and prospects, business strategies and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of the Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation.

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

The integrated suite of services that we offer collectively comprises our Orchestrate Platform. We provide the Orchestrate Platform as SaaS and IaaS, which, other than content delivery services, are referred to collectively as VAS. We offer VAS both collectively as the end-to-end Orchestrate Platform and individually for customers that may not be inclined or able to adopt the entire platform.

The Orchestrate Platform and services help our customers optimize and streamline their online digital presence across web, mobile, social, and large screen channels. The Orchestrate Platform and services enable our customers to remove the complexity of creating, managing, delivering, and optimizing their digital presence, which helps them to deliver a high quality online media experience, improve brand awareness, drive revenue, and enhance their customer relationships. The Orchestrate Platform and services provide advanced features which include website content management, personalization and targeting, video publishing, mobile enablement, content delivery, transcoding and cloud storage, combined with social media integration and reporting analytics. These services are provided through the cloud and leverage our global computing platform, which provides highly available, highly redundant storage, bandwidth, and computing resources, as well as connectivity to last-mile broadband network providers. Our professional consulting services team helps organizations assess their digital presence requirements and improve their digital presence activities.

We derive revenue primarily from the sale of the Orchestrate Platform and its individual components as managed services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.

We provide our services to customers that we believe view Internet, mobile, and social initiatives as critical to their success, including traditional and emerging media companies operating in the television, music, radio, newspaper, magazine, movie, videogame, software, and social media industries, as well as to enterprises, technology companies, and government entities conducting business online. Our offerings enable organizations to remove the complexity of creating, managing, delivering, and optimizing their digital presence by streamlining processes and optimizing business results across all customer interaction channels, which helps them to deliver a high quality online media experience, improve brand awareness, drive revenue, and enhance their customer relationships.

We provide services to customers in three geographic areas — North America, EMEA, and Asia Pacific, including Japan. As of March 31, 2013, we had 1,406 active customers worldwide.

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

On November 26, 2012, we announced the appointment of Robert A. Lento as interim Chief Executive Officer effective immediately. We had previously announced on November 1, 2012 that Jeffrey W. Lunsford would be stepping down as our Chief Executive Officer in January 2013 and that an executive search firm was engaged to recruit his successor. On January 22, 2013, we announced that the board of directors completed its executive search and appointed Mr. Lento as our President and Chief Executive Officer and that Mr. Lunsford had tendered his resignation as a board member and Chairman of the board of directors. On February 12, 2013, we announced George E. Vonderhaar as Chief Sales Officer and recently appointed Jonathan Smith as Managing Director and Vice President of Europe, Middle East and Africa. On February 19, 2013, we announced the appointment of Walter D. Amaral to serve as our non-executive Chairman of the board of directors. Mr. Amaral fills the Chairman role vacated by the resignation of Mr. Lunsford.

On October 29, 2012, our board of directors authorized and approved a third common stock repurchase plan that authorized us to repurchase up to $10 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. During the three months ended March 31, 2013, we purchased and cancelled approximately 2.3 million shares under the third repurchase plan for approximately $5.5 million including commissions. Repurchased shares were cancelled and returned to authorized but unissued status. Our third common stock repurchase plan is now complete.

Traffic on our network and our VAS offerings continued to grow during the three month period ended March 31, 2013. This traffic growth is primarily the result of growth in the traffic delivered to existing customers, and to a lesser extent to new customers. Our content delivery revenue is generated by charging for traffic delivered. Our content delivery revenue decreased during the three month period ended March 31, 2013, compared to the three month period ended March 31, 2012. The decrease was primarily due to a decrease in our reseller revenue from Global Crossing, whose reseller contract ended during the second quarter of 2012, and a decrease in our transit and colocation services revenue. Our VAS revenue represented substantially all of our revenue growth during the three month period ended March 31, 2013. During 2012, we continued to add new customers, experienced some attrition and elected not to renew some customers. During the three month period ended March 31, 2013, we continued with that same focus to add new customers and also elected to not renew some customers as we continue to focus on customer quality. Our customer churn has been higher than we would like and is an area of focus for us. While the rate is not significant, it is less than 1% per month for the quarter, which we still think is too high and led to a net customer loss during the quarter. Our average number of products per customer during the three month period ended March 31, 2013 was 1.8. For new customers added during the quarter we averaged 2.1 products. We continue to have success selling new products to our customer base.

Our international revenue has continued to grow, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the year ended December 31, 2012, revenue derived from customers outside North America accounted for approximately 31% of our total revenue. For the year ended December 31, 2012, we derived approximately 47% of our international revenue from EMEA, and approximately 53% of our international revenue from Asia Pacific. During 2012, two countries, Japan and the United States, accounted for 10% or more of our total revenues. For the three month periods ended March 31, 2013 and 2012, respectively, revenue derived from customers outside North America accounted for approximately 31%, respectively, of our total revenue. For the three month periods ended March 31, 2013 and 2012, respectively, we derived approximately 49%, respectively, of our international revenue from EMEA and approximately 51%, respectively, of our international revenue from Asia Pacific. For the three month periods ended March 31, 2013 and 2012, no single country outside of the United States accounted for 10% or more of our total revenue. We expect foreign revenue to continue to increase in absolute dollars in 2013. Our business is managed as a single segment, and we report our financial results on this basis.

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2012, sales to our top 10 customers accounted for approximately 33% of our total revenue, and we had one customer, Netflix, which represented approximately 11% of our total revenue. For the three month periods ended March 31, 2013 and 2012, sales to our top 10 customers accounted for approximately 35% and 33%, respectively, of our total revenue. During the three month periods ended March 31, 2013 and 2012, Netflix represented approximately 13% and 11%, respectively, of our total revenue. In 2013, we anticipate that our top 10 customer concentration levels will remain consistent with 2012. In the past, the customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

On September 21, 2006, we entered into a service agreement with Netflix. This agreement sets forth the terms by which our delivery of services will be subject if and when Netflix places a service order form with us for specified services, upon which such order form will be incorporated into the agreement. The term of the agreement continues until the expiration of Netflix’s last active service order form and is cancellable by either party if the other party is in material breach of the agreement upon 30 days’ prior notice. Netflix’s last active service order form placed to date will expire on December 31, 2013.

In addition to selling to our direct customers, we maintain relationships with a number of resellers that purchase our services for resale to their end customers. Revenue generated from sales to reseller customers accounted for approximately 3% of our total revenue for the year ended December 31, 2012. For the three month periods ended March 31, 2013 and 2012, revenue generated from sales to reseller customers accounted for approximately 3%, respectively, of our total revenue.

In addition to the revenue-related business trends, our cost of revenue increased in absolute dollars and increased as a percentage of revenue for the three month period ended March 31, 2013, compared to the three month period ended March 31, 2012. The increase in absolute dollars was primarily due to increased aggregate bandwidth and co-locations fees, increased professional fees, and increased payroll and related employee costs. These increases were offset by a decrease in other costs of revenue and decreased fees and licenses.

We enter into contracts with third party network and data center providers, with terms typically ranging from several months to several years. Our contracts related to transit bandwidth provided by network operators generally commit us to pay a fixed monthly fee or monthly fees, plus additional fees for bandwidth usage above a specified level. We entered into an agreement with Global Crossing in January 2009 for use of private lines for additional bandwidth and backbone services with a term of four years from installation. We executed subsequent amendments in September 2009, March 2011, and January 2012 for additional bandwidth and backbone services. The agreement and subsequent amendments required substantial prepayment for such services, and the amendments extended the original term for some services through June 2014. In addition to purchasing services from communications providers, we connect directly to approximately 600 broadband ISPs, generally without either party paying the other. This industry practice, known as settlement free peering, benefits us by allowing us to place content objects directly on user access networks, which helps us provide higher performance delivery for our customers, and eliminate paying transit bandwidth fees to network operators. This practice also benefits the ISP and its customers by allowing them to receive improved content delivery through our local servers and eliminate the cost of transit bandwidth associated with delivery receipt of the traffic. We do not consider these relationships to represent the culmination of an earnings process. Accordingly, we do not recognize as revenue the value to the ISPs associated with the use of our servers nor do we recognize as expense the value of the bandwidth received at discounted or no cost. These peering relationships are mutually beneficial and are not contractual commitments. In addition to settlement free peering, we incur costs for non-settlement free peering as well as costs associated with connecting to the ISPs.

During 2012, we continued to reduce our network transit bandwidth delivery costs per gigabyte transferred by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions from our existing suppliers associated with higher purchase commitments. While we had increased traffic delivered over our network, our total transit bandwidth delivery costs decreased during 2012. We anticipate our overall transit bandwidth delivery costs will increase in absolute dollars as a result of expected higher traffic levels, and we expect this increase to be partially offset by continued reductions in bandwidth costs per unit. We expect that our overall transit bandwidth delivery costs as a percentage of revenue will increase slightly in 2013 compared to 2012.

For the three month period ended March 31, 2013, operating expenses decreased in absolute dollars and decreased as a percentage of revenue compared to the three month period ended March 31, 2012. This decrease was primarily due to decreased general and administrative costs and decreased sales and marketing expenses. The decrease in general and administrative costs was primarily due to decreased professional fees for accounting and legal services, decreased share-based compensation, and the receipt of a non-income tax based refund of approximately $0.8 million. The decrease in sales and marketing expenses was primarily due to decreased payroll and related employee costs, including decreased variable compensation, decreased salaries, and decreased travel and travel related expenses. These decreases were offset by an increase in research and development costs. For the three month period ended March 31, 2013, research and development costs increased primarily as a result of increased payroll and related employee costs due to increased staffing.

We make our capital investment decisions based upon careful evaluation of a number of variables, such as the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver that traffic, and the forecasted capacity utilization of our network. Our capital expenditures have varied over time, in particular as we purchased servers and other network equipment associated with our network build-out. For example, in 2012, 2011, and 2010 we made capital purchases of $18.4 million, $30.4 million, and $33.5 million, respectively, which represented 10%, 18% and 22%, respectively, of total revenue for each of those years. For the three month period ended March 31, 2013, we made capital investments of $2.6 million, which represented 6% of total revenue for that period. We expect to have ongoing capital expenditure requirements as we continue to invest in, refresh, and expand our global computing platform.

Our future results will be affected by many factors identified in the section captioned “Risk Factors,” in this Quarterly Report on Form 10-Q, including our ability to:

•	increase our revenue by adding customers and limiting customer cancellations and terminations, as well as increasing the amount of monthly recurring revenue that we derive from our existing customers;

•	manage the prices we charge for our services, as well as the costs associated with operating our network in light of increased competition;

•	successfully manage our litigation with Akamai Technologies, Inc. or Akamai to a favorable conclusion;

•	prevent disruptions to our services and network due to accidents or intentional attacks;

•	continued ability to deliver a significant portion of our traffic through settlement free peering relationships which significantly reduce our cost of delivery;

•	successfully integrate the businesses we have acquired; and

•	successfully manage the disposition of businesses we have divested from.

As a result, we cannot assure you that we will achieve our expected financial objectives, including positive net income.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. During the three months ended March 31, 2013, there have been no significant changes in our critical accounting policies and estimates. However, we have supplemented our disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as noted below.

Goodwill and Other Intangible Assets

We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We have concluded that we have one reporting unit and have assigned the entire balance of goodwill to this reporting unit. The fair value of the reporting unit is determined using our market capitalization as of our annual impairment assessment date or each reporting date if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to:

•	Sustained decline in our stock price due to a decline in our financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors

•	Decline in overall market/economic conditions leading to decline in our stock price

•	Decline in observed control premiums paid in business combinations involving comparable companies

The estimated fair value of the reporting unit is determined using a market approach utilizing our market capitalization as adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of the annual impairment testing date and at December 31, 2012, we determined that goodwill was not impaired. We also performed a similar analysis at March 31, 2013 and noted that the estimated fair value of our reporting unit exceeded carrying value by approximately $24 million or 9% using the market capitalization on March 31, 2013. Based on this analysis, management determined that goodwill continues to not be impaired at March 31, 2013.

Results of Continuing Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

	Three months ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
		(in thousands)
Revenue	$45,813	$44,316	$1,497	3%

Revenue increased 3%, or $1.5 million, to $45.8 million for the three month period ended March 31, 2013 as compared to $44.3 million for the three month period ended March 31, 2012. The increase in revenue for the three month period ended March 31, 2013 as compared to the same period in the prior year was attributable to an increase in our VAS revenue of approximately $2.2 million. The increase in VAS revenue was primarily attributable to increases in our video publishing and acceleration service offerings. The increase in VAS revenue was offset by a decrease in our content delivery services revenue of approximately $0.7 million, even though we continued to increase the amount of traffic moving through our network. The decrease was primarily due to a decline in our reseller revenue from Global Crossing, whose reseller contract ended during the second quarter of 2012, and a decline in our transit and colocation services revenue.

As of March 31, 2013, we had 1,406 customers as compared to 1,562 as of March 31, 2012. Our customer churn has been higher than we would like and is an area of focus for us. The decrease in customer count was primarily attributable to the loss of smaller revenue generating customers.

In the past, the customers that comprise our top 10 customers have continually changed, and our large customers such as Netflix may not continue to be as significant going forward as they have been in the past. Netflix’s last active service order form placed to date will expire on December 31, 2013.

We anticipate revenues will increase in 2013. We expect to deliver more traffic on our network and expect continued growth in our VAS. We anticipate that our customer concentrations levels will be consistent with 2012.

Cost of Revenue

	Three months ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
		(in thousands)
Cost of revenue	$28,732	$27,330	$1,402	5%

Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to ISPs, and fees paid to data center operators for housing of our network equipment in third party network data centers, also known as co-location costs. Cost of revenue also includes depreciation of network equipment used to deliver our content delivery services, payroll and related costs, and share-based compensation for our network operations and professional services personnel.

Cost of revenue increased 5%, or approximately $1.4 million, to $28.7 million for the three month period ended March 31, 2013 as compared to $27.3 million for the three month period ended March 31, 2012. This increase was primarily due to an increase in aggregate bandwidth and co-location fees of approximately $1.2 million, primarily associated with increased peering costs of approximately $0.5 million, increased rack fees of approximately $0.4 million, and increased other costs of recurring services of approximately $0.2 million. Additionally, we had increases in professional fees and outside services of approximately $0.4 million, primarily due to an increase in outside consulting expense, and we had an increase in payroll and related employee costs of approximately $0.2 million due to increased staffing, primarily related to professional services. These increases were offset by a decrease in other costs of approximately $0.3 million, which was the result of a reduction in other costs of revenue and a decrease in fees and licenses. In addition, depreciation expense decreased approximately $0.1 million.

Additionally, during the three month periods ended March 31, 2013 and 2012, cost of revenue included share-based compensation expense of approximately $0.5 million, respectively.

Cost of revenue was composed of the following (in millions):

	For the Three Months Ended March 31,
	2013	2012
Bandwidth and co-location fees	$14.8	$13.6
Depreciation — network	6.7	6.8
Payroll and related employee costs	4.6	4.4
Professional fees and outside services	0.7	0.3
Share-based compensation	0.5	0.5
Royalty expenses	0.2	0.2
Travel and travel-related expenses	0.2	0.2
Other costs	1.0	1.3

Total cost of revenue	$28.7	$27.3

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

General and Administrative

	Three months ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
		(in thousands)
General and administrative	$8,073	$8,320	$(247)	(3)%

General and administrative expenses consist primarily of the following components:

•

payroll, share-based compensation and other related costs, including related expenses for executive, finance, legal, business applications, internal network management, human resources, and other administrative personnel;

•	fees for professional services and litigation expenses;

•	rent and other facility-related expenditures for leased properties;

•	the provision for doubtful accounts; and

•	non-income based taxes.

General and administrative expenses decreased 3%, or $0.2 million, to $8.1 million for the three month period ended March 31, 2013 as compared to $8.3 million for the three month period ended March 31, 2012. This decrease was primarily due to lower professional fees of approximately $0.4 million, which includes decreased accounting fees of approximately $0.3 million and decreased legal fees related to intellectual property of approximately $0.1 million. In addition, bad debt expense decreased $0.1 million. These decreases were offset by an increase in other costs of $0.3 million, which was primarily due to an increase in supplies and other employee costs, and an increase in payroll and related employee costs of approximately $0.2 million, which was primarily due to increased salaries. For the three month period ended March 31, 2013, other expenses included a refund of non-income based taxes of approximately $0.8 million. For the three months ended March 31, 2012, other expenses included the reversal of previously recorded contingent considerations of approximately $0.8 million. Other expenses include such items as rent, utilities, telephone, insurance, fees and licenses, office supplies, and non-income taxes.

Additionally, general and administrative share-based compensation expense decreased $0.2 million for the three months ended March 31, 2013 compared to March 31, 2012.

General and administrative expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2013	2012
Payroll and related employee costs	$2.8	$2.6
Professional fees	1.8	2.2
Share-based compensation	1.6	1.8
Litigation expenses	—	—
Bad debt expense	0.3	0.4
Travel and travel-related expenses	0.2	0.2
Other expenses	1.4	1.1

Total general and administrative	$8.1	$8.3

In 2013, we expect our general and administrative expenses to remain flat in absolute dollars and slightly decrease as a percentage of revenue. During 2013, we expect to see increased salaries and related employee costs and increased litigation expenses. These increases will be offset by lower recruiting, consulting, bad debt expense and lower non-income tax based taxes. We expect that share-based compensation expense will decrease in absolute dollars and decrease as a percentage of revenue compared to 2012.

Sales and Marketing

	Three months ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
		(in thousands)
Sales and marketing	$10,484	$11,632	$(1,148)	(10)%

Sales and marketing expenses consist primarily of payroll and related costs, share-based compensation and commissions for personnel engaged in marketing, sales, and service support functions, professional fees, travel and travel-related expenses, and advertising and promotional expenses.

Sales and marketing expenses decreased 10%, or $1.1 million, to $10.5 million for the three month period ended March 31, 2013 compared to $11.6 million for the three month period ended March 31, 2012. The decrease in sales and marketing expenses was primarily due to a decrease in payroll and related employee costs of approximately $1.0 million, primarily due to decreased variable compensation costs of approximately $0.5 million and a decrease in salaries of approximately $0.4 million. In addition, our travel and travel-related expenses decreased approximately $0.3 million. These decreases were offset by an increase in other costs of approximately $0.3 million and an increase in marketing expenses of approximately $0.1 million. The increase in other costs was primarily due to increased fees and licenses and increased facility and facility-related costs.

Additionally, sales and marketing share-based compensation expense decreased $0.1 million for the three months ended March 31, 2013 compared to March 31, 2012.

Sales and marketing expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2013	2012
Payroll and related employee costs	$6.3	$7.3
Travel and travel-related expenses	0.7	1.0
Share-based compensation	0.7	0.8
Marketing programs	0.6	0.5
Professional fees and outside services	0.4	0.5
Other expenses	1.8	1.5

Total sales and marketing	$10.5	$11.6

We anticipate our sales and marketing expenses will decrease in 2013 in absolute dollars and as a percentage of revenue compared to 2012. The decrease in absolute dollars is due to expected decreases in salaries and related employee costs and travel and entertainment expenses. These decreases are offset by expected increases in variable compensation on higher forecast sales, and an expected increase in facility and facility-related expenses for our sales and marketing personnel. We expect that share-based compensation expense will decrease slightly in absolute dollars and remain constant as a percentage of revenue in 2013 compared to 2012.

Research and Development

	Three months ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
		(in thousands)
Research and development	$5,741	$5,166	$575	11%

Research and development expenses consist primarily of payroll and related costs and share-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software.

Research and development expenses increased 11%, or $0.6 million, to $5.7 million for the three month period ended March 31, 2013 as compared to $5.2 million for the three month period ended March 31, 2012. The increase in research and development expenses was primarily due to an increase of approximately $0.4 million in payroll and related employee costs and an increase in professional fees of approximately $0.1 million, an increase in travel and travel-related expenses of $0.1 million and an increase in other costs of $0.1 million. The increase in payroll and related employee costs was primarily due to increased salaries as result of additional network, software engineering and product management personnel. Other expenses include such items as fees and licenses, telephone, and office supplies.

Additionally, research and development share-based compensation expense decreased $0.2 million for the three months ended March 31, 2013 compared to March 31, 2012.

Research and development expense was composed of the following (in millions):

	For the Three Months Ended March 31,
	2013	2012
Payroll and related employee costs	$4.3	$3.9
Share-based compensation	0.6	0.8
Professional fees and outside services	0.3	0.2
Travel and travel-related expenses	0.2	0.1
Other expenses	0.3	0.2

Total research and development	$5.7	$5.2

We anticipate our research and development expenses will increase in 2013 in absolute dollars and slightly increase as a percentage of revenue as we continue to make investments in our core technology, refinements, and additions to our other service offerings. We expect increased payroll and related employee costs associated with continued hiring of research and development personnel. We expect that share-based compensation expense will decrease in both absolute dollars and as a percentage of revenue in 2013 compared to 2012.

Depreciation and Amortization (Operating Expenses)

	Three months ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
		(in thousands)
Depreciation and amortization	$1,450	$1,398	$52	4%

Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Depreciation and amortization expense was approximately $1.4 million, for each of the three month periods ended March 31, 2013 and 2012. General administrative depreciation and amortization expense was approximately $0.7 million, in each of the three month periods ended March 31, 2013 and 2012. Amortization of intangible assets was approximately $0.7 million, for each of the three month periods ended March 31, 2013 and 2012. Based on our intangible assets at March 31, 2013, we expect amortization of other intangible assets to be approximately $2.1 million for the remainder of 2013, and $2.2 million, $1.1 million, and $0.3 million for fiscal years 2014, 2015, and 2016, respectively.

Interest Expense

	Three months ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
		(in thousands)
Interest expense	$27	$50	$(23)	(46)%

Interest expense consists of interest accrued and paid.

Interest expense decreased to $27,000 for the three month period ended March 31, 2013, as compared to $50,000 for the three month period ended March 31, 2012. Interest expense for the three month periods ended March 31, 2013 and 2012, was primarily comprised of interest paid on capital leases. As of March 31, 2013, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

	Three months ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
		(in thousands)
Interest income	$70	$106	$(36)	(34)%

Interest income includes interest earned on invested cash balances and marketable securities.

Interest income was approximately $0.1 million for each of the three month periods ended March 31, 2013 and 2012, respectively.

Other Income (Expense)

	Three months ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
		(in thousands)
Other (expense) income	$568	$(86)	$(654)	760%

Other income was approximately $0.6 million for three month period ended March 31, 2013 compared to $0.1 million other expense for the three month period ended March 31, 2012. Other income for the three month period ended March 31, 2013 consists primarily of foreign currency transaction gains. Other expense for the three month period ended March 31, 2012, consists primarily of foreign currency transaction losses.

Income Tax Expense

	Three months ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
		(in thousands)
Income tax expense	$80	$137	$(57)	(42)%

Based on an estimated annual effective tax rate and discrete items, the estimated tax expense from continuing operations for the three months ended March 31, 2013 and 2012 was $80,000 and $137,000, respectively. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits, or resolutions for tax audits.

Income (loss) from Discontinued Operations

	Three months ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
		(in thousands)
Income (loss) from discontinued operations	$—	$(309)	$(309)	(100)%

Discontinued operations relates to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder, LLC (EyeWonder) and chors GmbH (chors) to DG FastChannel, Inc. (currently Digital Generation, Inc.) (DG). See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about discontinued operations.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of common and preferred stock and subordinated notes;

•	an initial public offering of our common stock in June 2007;

•	an underwritten public offering of our common stock in March 2011;

•	borrowing on capital leases;

•	borrowing on credit facilities;

•	sale of EyeWonder and chors in September 2011;

•	sale of our cost basis investment in Gaikai in August 2012; and

•	cash generated from operations.

As of March 31, 2013, our cash, cash equivalents, and marketable securities classified as current totaled $120.2 million. Included in this amount is approximately $8.4 million of cash and cash equivalents held outside the United States.

Operating Activities

Net cash provided by operating activities of continuing operations increased by $4.6 million, with net cash provided by operating activities of continuing operations equaling $2.7 million for the three month period ended March 31, 2013, compared to net cash used in operating activities of continuing operations of approximately $1.9 million for the three month period ended March 31, 2012. The change in operating cash flows comparing the three month period ended March 31, 2013 to the three month period ended March 31, 2012 was primarily due to a larger net loss in 2012 compared to 2013 offset by changes in operating assets and liabilities. Cash used in operating activities of continuing operations related to changes in operating assets and liabilities was $0.1 million in the three months ended March 31, 2013, compared to $4.4 million in the three months ended March 31, 2012. The change relates primarily to changes in accounts receivable, prepaid expenses, other assets, income taxes payable, and deferred revenue during each period.

We expect that cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2013 and potential litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our Days Sales Outstanding will also affect the future amount of cash used in or provided by operating activities.

Investing Activities

Cash used in investing activities of continuing operations was $17.8 million for the three months ended March 31, 2013, compared to $8.0 million for the three months ended March 31, 2012. Cash used in investing activities was principally comprised of cash generated from maturities of short-term marketable securities, off-set by the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our global computing platform.

Financing Activities

Net cash used in financing activities of continuing operations was approximately $7.3 million for the three month period ended March 31, 2013, compared to $1.7 million of cash used in financing activities of continuing operations for the three month period ended March 31, 2012. Net cash used in financing activities of continuing operations in the three months ended March 31, 2013 primarily related to payments made for the repurchase of our common stock of approximately $5.5 million, payments of employee tax withholdings related to restricted stock of approximately $1.4 million, and payments made on our capital lease obligations of approximately $0.4 million.

Net cash used in financing activities of continuing operations was approximately $1.7 million for the three month period ended March 31, 2012. Net cash used in financing activities of continuing operations in the three months ended March 31, 2012 primarily related to payments made for the repurchase of our common stock of approximately $1.2 million, payments of employee tax withholdings related to restricted stock of approximately $0.3 million, and payments made on our capital lease obligations of approximately $0.4 million, off-set by cash received from the exercise of stock options of $0.1 million.

As of March 31, 2013, the Company had no outstanding bank debt other than the aforementioned capital leases.

On October 29, 2012, our board of directors authorized and approved a third common stock repurchase plan that authorized us to repurchase up to $10 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. During the three months ended March 31, 2013, we purchased and cancelled approximately 2.3 million shares under the third repurchase plan for approximately $5.5 million including commissions. Any repurchased shares were cancelled and returned to authorized but unissued status. Our third common stock repurchase plan is now complete.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth, computer rack space, and other purchase obligations. These leases and obligations expire on various dates ranging from 2013 to 2019. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2013 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.

The following table presents our contractual obligations and commercial commitments, as of March 31, 2013 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual obligations as of March 31, 2013	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$27,447	$19,302	$7,002	$1,143	$—
Rack space leases	45,980	17,720	27,643	617	—
Real estate leases	15,235	3,908	5,811	3,712	1,804

Total operating leases	88,662	40,930	40,456	5,472	1,804
Capital leases	1,796	1,092	624	80	—
Other purchase obligations	1,692	517	1,128	47	—

Total commitments	$92,150	$42,539	$42,208	$5,599	$1,804

Off Balance Sheet Arrangements

As of March 31, 2013, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In our May 9, 2013 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA are not defined under United States GAAP, and are not measures of operating income, operating performance, or liquidity presented in accordance with United States GAAP. Our Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with United States GAAP. Some of these limitations include, but are not limited to:

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

We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP net income (loss) and Adjusted EBITDA only as supplemental support for management’s analysis of business performance. Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA are calculated as follows for the periods presented.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the SEC, we are presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial metrics to the comparable GAAP measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
GAAP net loss	$(8,136)	$(10,006)
Share-based compensation	3,350	3,951
Litigation defense expenses	42	49
Acquisition related expenses	(24)	(488)
Amortization of intangible assets	732	695
Loss from discontinued operations	—	309

Non-GAAP net loss	$(4,036)	$(5,490)

Reconciliation of GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
GAAP net loss	$(8,136)	$(10,006)
Depreciation and amortization	8,130	8,227
Interest expense	27	50
Interest and other income (expense)	(638)	(20)
Income tax expense	80	137
Loss from discontinued operations	—	309

EBITDA	$(537)	$(1,303)
Share-based compensation	3,350	3,951
Litigation defense expenses	42	49
Acquisition related expenses	(24)	(488)

Adjusted EBITDA	$2,831	$2,209

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

We operate in North America, EMEA and Asia-Pacific, including Japan. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2012 to assess the potential impact of fluctuations in exchange rates for all foreign denominated revenues and expenses. Assuming a 10 percent weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2012 and the three months ended March 31, 2013 would have been higher by approximately $3.0 million and $1.0 million, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation with Akamai and the Massachusetts Institute of Technology (MIT) relating to a claim of patent infringement. The action was filed in June 2006 in the United States District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims relating to United States Patent No. 6,108,703 (the ’703 patent). Before trial, Akamai waived by stipulation its claims of indirect or induced infringement and proceeded to trial only on the theory of direct infringement. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ’703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45.5 million which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded pre-judgment interest which we estimated to be $2.6 million at December 31, 2007. We recorded the aggregate $48.1 million as a provision for litigation as of December 31, 2007. During 2008, we recorded an additional provision of approximately $17.5 million for potential additional infringement damages and interest. On July 1, 2008, the court denied our motions for JMOL, Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and denied its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp., released after the court denied our initial motion for JMOL. On April 24, 2009, the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ’703 patent and that we were entitled to JMOL. Based upon the court’s April 24, 2009 order, we reversed the $65.6 million provision for litigation previously recorded for this lawsuit as we no longer believed that payment of any amounts represented by the litigation provision was probable. The court entered final judgment in our favor on May 22, 2009, and Akamai filed a notice of appeal of the court’s decision on May 26, 2009. On December 20, 2010, the Court of Appeals for the Federal Circuit issued its opinion affirming the trial court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the trial court’s entry of judgment in our favor, and reinstated the appeal.

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined we did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and will seek to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to our petition. We believe that the Court of Appeals new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and that it should be overturned by the Supreme Court. Additionally, just as we have successfully shown that we do not directly infringe Akamai’s patent, we firmly believe that we ultimately would be successful in showing we do not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory. We will continue to vigorously defend against the allegation; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct significant portions of our business and to offer certain of our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. We are not able at this time to estimate the range of a potential loss. In light of the status of the litigation, we believe there is a reasonable possibility that we have incurred a loss related to the Akamai litigation and believe that a loss is not probable, and; therefore, no provision for this lawsuit is recorded in our consolidated financial statements.

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

Investments in the equity securities of publicly traded companies involve significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by the risks identified below, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2012 and other documents that we file from time to time with the Securities and Exchange Commission.

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

Our primary competitors for content delivery services include Akamai, Level 3 Communications, AT&T, Amazon, CDNetworks, and Edgecast. Also, as a result of the growth of the content delivery market, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.

Our primary competitors for our SaaS offerings include Brightcove, Ooyala, Unicorn Media, Sitecore, Adobe and Crown Peak, as well as open source products such as Kaltura and Drupal. However, the competitive landscape is different from content delivery in this area in that changing vendors can be costly and complicated for the customer, which could make it difficult for us to attract new customers and increase our market share. If we are unable to increase our customer base and increase our market share, our business, financial condition and results of operations may suffer.

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

As we further expand our global computing network and the suite of content delivery services and VAS, and as we refresh our network equipment, we are dependent on significant future growth in demand for our services to justify additional capital expenditures. If we fail to generate significant additional demand for our services, our results of operations will suffer, and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

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

Since the date of discovery of this material weakness and through the date of this Form 10- Q, we have taken steps which we feel strengthen our internal controls, including implementing a stronger review process around the preparation of our consolidated statement of cash flows and updating our processes and procedures to ensure that accounting personnel have sufficient guidance to remediate the material weakness. As of December 31, 2012, we consider this material weakness to have been fully remediated. The actions we have taken to remediate this material weaknesses are subject to continued management review supported by confirmation and testing, as well as oversight by the Audit Committee of our board of directors. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. Sales to our top 10 customers in 2012 accounted for approximately 33% of our total revenue. For the three month period ended March 31, 2013, sales to our top 10 customers accounted for approximately 35% of our total revenue. During 2012, we had one customer, Netflix, which represented approximately 11% of our total revenue. For the three month period ended March 31, 2013, we had one customer Netflix, which represented approximately 13% of our total revenue. The last active service order we received from Netflix will expire on December 31, 2013. Large customers may not continue to be as significant going forward as they have been in the past.

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

Since 2006, we have been profitable only one year, which was as a result of a reversal of a significant reserve for litigation. Our adoption of ASC 718 (formerly FAS 123R) in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit grants. Also, we have incurred, and continue to incur significant costs associated with litigation. Our share-based compensation expense and any material ongoing litigation costs could adversely affect our ability to achieve and maintain profitability in the future. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our services, increasing competition, as well as other risks described herein, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

We could incur charges due to impairment of goodwill and long-lived assets.

As of March 31, 2013 we had a goodwill balance of $80.5 million, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.

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

Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business, any of which could result in a material adverse effect to our financial condition, results of operations or cash flows. Divestitures of previously acquired businesses may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

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

As of March 31, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding common stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock during the three month period ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, — January 31, 2013	891,000	$2.39	891,000	$2,691,419
February 1, — February 28, 2013	878,200	$2.29	878,200	$697,216
March 1, — March 31, 2013	319,600	$2.20	319,600	$—

Total	2,088,800	$2.32	2,088,800

(1)	Includes commissions, markups and expenses.

(2)	On October 29, 2012, our board of directors authorized and approved a third common stock repurchase plan that authorized us to use up to $10 million to repurchase shares of our common stock, exclusive of any commissions, markups, or expenses, under which we purchased shares of our common stock through March 15, 2013. Any repurchased shares were cancelled and return to authorized but unissued status. Our third common stock repurchase plan is now complete.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.02	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.10.02	Amendment No. 2 to Employment Agreement between the Registrant and Nathan F. Raciborski dated September 22, 2008					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS**	XBRL INSTANCE DOCUMENT.					X

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.					X

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.					X

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.					X

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.					X

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: May 10, 2013	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.02	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.10.02	Amendment No. 2 to Employment Agreement between the Registrant and Nathan F. Raciborski dated September 22, 2008					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS**	XBRL INSTANCE DOCUMENT					X

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.					X

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.					X

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.					X

101.PRE**	XBRL TAXONOMY EXTESION PRESENTATION LINKBASE DOCUMENT.					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.