Form 10-Q
period 2013-06-30
Limelight Networks, Inc.
filed 2013-08-08
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2013: 96,914,116 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIMELIGHT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited) June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$82,111	$108,915
Marketable securities	36,755	19,040
Accounts receivable, net	24,494	26,602
Income taxes receivable	310	471
Deferred income taxes	67	38
Prepaid expenses and other current assets	10,107	12,308

Total current assets	153,844	167,374
Property and equipment, net	33,990	41,251
Marketable securities, less current portion	8	18
Deferred income tax, less current portion	2,908	2,838
Goodwill	80,493	80,278
Other intangible assets, net	5,007	6,387
Other assets	6,129	6,735

Total assets	$282,379	$304,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,229	$6,730
Deferred revenue	6,542	6,892
Capital lease obligations	777	1,301
Income taxes payable	841	519
Other current liabilities	11,455	14,866

Total current liabilities	27,844	30,308
Capital lease obligations, less current portion	501	824
Deferred income tax	376	461
Deferred revenue, less current portion	2,230	797
Other long-term liabilities	4,980	5,261

Total liabilities	35,931	37,651
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at June 30, 2013 and December 31, 2012; 96,836 and 98,038 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	97	98
Additional paid-in capital	453,083	452,258
Contingent consideration	33	33
Accumulated other comprehensive loss	(2,945)	(709)
Accumulated deficit	(203,820)	(184,450)

Total stockholders’ equity	246,448	267,230

Total liabilities and stockholders’ equity	$282,379	$304,881

The accompanying notes are an integral part of these consolidated financial statements.

LIMELIGHT NETWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$42,763	$44,447	$88,576	$88,763

Cost of revenue:
Cost of services (1)	21,870	20,379	43,923	40,880
Depreciation — network	6,120	7,184	12,800	14,013

Total cost of revenue	27,990	27,563	56,723	54,893

Gross profit	14,773	16,884	31,853	33,870
Operating expenses:
General and administrative	8,365	8,053	16,438	16,373
Sales and marketing	10,699	11,762	21,183	23,394
Research and development	5,650	4,986	11,391	10,152
Depreciation and amortization	1,442	1,450	2,892	2,848

Total operating expenses	26,156	26,251	51,904	52,767

Operating loss	(11,383)	(9,367)	(20,051)	(18,897)
Other income (expense):
Interest expense	(21)	(46)	(48)	(96)
Interest income	79	83	149	189
Other, net	143	56	711	(30)

Total other income	201	93	812	63

Loss from continuing operations before income taxes	(11,182)	(9,274)	(19,239)	(18,834)
Income tax provision	51	163	131	300

Loss from continuing operations	(11,233)	(9,437)	(19,370)	(19,134)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(391)	—	(700)

Net loss	$(11,233)	$(9,828)	$(19,370)	$(19,834)

Basic net loss per weighted average share:
Continuing operations	$(0.12)	$(0.10)	$(0.20)	$(0.18)
Discontinued operations	—	—	—	(0.01)

Total	$(0.12)	$(0.10)	$(0.20)	$(0.19)

Diluted net loss per weighted average share:
Continuing operations	$(0.12)	$(0.10)	$(0.20)	$(0.18)
Discontinued operations	—	—	—	(0.01)

Total	$(0.12)	$(0.10)	$(0.20)	$(0.19)

Shares used in per weighted average share calculations:
Basic	96,257	102,783	96,538	103,505
Diluted	96,257	102,783	96,538	103,505

(1)	Cost of services excludes amortization related to certain intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

LIMELIGHT NETWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(11,233)	$(9,828)	$(19,370)	$(19,834)

Other comprehensive loss, net of tax:
Unrealized loss on investments	(36)	(29)	(91)	(44)
Foreign exchange translation	(670)	(1,463)	(2,145)	(1,006)

Other comprehensive loss, net of tax	(706)	(1,492)	(2,236)	(1,050)

Comprehensive loss	$(11,939)	$(11,320)	$(21,606)	$(20,884)

The accompanying notes are an integral part of these consolidated financial statements.

LIMELIGHT NETWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(19,370)	$(19,834)
Loss from discontinued operations	—	(700)

Net loss from continuing operations	(19,370)	(19,134)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	15,692	16,861
Share-based compensation	6,577	7,172
Deferred income taxes	(289)	(174)
Foreign currency remeasurement gain	(1,145)	(344)
Accounts receivable charges	533	884
Amortization of premium on marketable securities	280	242
Non cash increase in cost basis investment	—	(528)
Loss on sale of property and equipment	22	13
Changes in operating assets and liabilities:
Accounts receivable	1,575	(1,022)
Prepaid expenses and other current assets	1,963	1,452
Income taxes receivable	148	(258)
Other assets	567	(2,134)
Accounts payable	850	(22)
Deferred revenue	1,083	265
Other current liabilities	(1,239)	(291)
Income taxes payable	360	(178)
Other long term liabilities	(282)	(458)

Net cash provided by operating activities of continuing operations	7,325	2,346

Investing activities
Purchases of marketable securities	(45,970)	(24,182)
Maturities of marketable securities	27,895	14,182
Purchases of property and equipment	(7,122)	(10,112)
Proceeds from the sale of discontinued operations	119	6,850

Net cash used in investing activities of continuing operations	(25,078)	(13,262)

Financing activities
Payments on capital lease obligations	(846)	(881)
Payment of employee tax withholdings related to restricted stock	(2,129)	(518)
Cash paid for purchase of common stock	(5,512)	(13,102)
Proceeds from exercise of stock options	2	125

Net cash used in financing activities of continuing operations	(8,485)	(14,376)

Effect of exchange rate changes on cash and cash equivalents	(566)	(28)

Net decrease in cash and cash equivalents	(26,804)	(25,320)
Cash and cash equivalents, beginning of period	108,915	120,349

Cash and cash equivalents, end of period	$82,111	$95,029

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$48	$96

Cash paid during the period for income taxes, net of refunds	$(88)	$957

Property and equipment remaining in accounts payable and other current liabilities	$1,460	$2,159

Contingent consideration common stock issued in connection with acquisition of businesses	$—	$109

The accompanying notes are an integral part of these consolidated financial statements.

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The integrated suite of services that the Company offers collectively comprises its Limelight Orchestrate Platform (the Orchestrate Platform). The Company provides the Orchestrate Platform as Software-as-a-Service (SaaS) and Infrastructure-as-a-Service (IaaS), which other than content delivery, transit and rack space services, are referred to collectively as Value Added Services (VAS). The Company offers VAS both collectively as the end-to-end Orchestrate Platform and individually for customers that may not be inclined or able to adopt the entire platform.

The Orchestrate Platform and services help the Company’s customers optimize and streamline their online digital presence across web, mobile, social, and large screen channels. The Orchestrate Platform and services provide advanced features which include website content management, personalization and targeting, video publishing, mobile enablement, content delivery, transcoding, and cloud storage, combined with social media integration and reporting analytics. These services are provided through the cloud and leverage the Company’s global computing platform, which provides highly available, highly redundant storage, bandwidth, and computing resources, as well as connectivity to last-mile broadband network providers. The Company’s professional consulting services team helps organizations assess their digital presence requirements and improve their digital presence activities.

The Company derives revenue primarily from the sale of components of the Orchestrate Platform. The Company also generates revenue through the sale of professional services and other infrastructure services, such as transit and rack space services. The Company also maintains relationships with a number of resellers that purchase its services for resale to their end customers.

The Company provides its services to customers that it believes view Internet, mobile, and social initiatives as critical to their success, including traditional and emerging media companies operating in the television, music, radio, newspaper, magazine, movie, videogame, software, and social media industries, as well as to enterprises, technology companies, and government entities conducting business online. The Company’s offerings enable organizations to reduce the complexity of creating, managing, delivering, and optimizing their digital presence by streamlining processes and optimizing business results across all customer interaction channels, which helps them to deliver a high quality online media experience, improve brand awareness, drive revenue, and enhance their customer relationships.

The Company has operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. The Company began international operations in 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that, in the opinion of management, are necessary for the fair presentation of the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company has revised the statement of cash flow presentation for certain remeasurement gains and losses from the “Effect of exchange rate changes on cash and cash equivalents” line item to the “Foreign currency remeasurement gain” line item included in “Net cash provided by operating activities of continuing operations.” The amount of this revision for the six months ended June 30, 2012 was approximately $344,000.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates.

Recent Accounting Standards

Recently Adopted Accounting Standard

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income (loss). ASU 2013-02 requires an entity to present, either on the face of the statement where net income (loss) is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss), but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013, and has included the additional disclosures in Note 15.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its financial statement presentation.

3. Investments in Marketable Securities

The following is a summary of marketable securities (designated as available-for-sale) at June 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$1,896	$1	$—	$1,897
Certificate of deposit	5,584	1	4	5,581
Commercial paper	4,999	—	1	4,998
Corporate notes and bonds	24,350	—	71	24,279

	36,829	2	76	36,755
Publicly traded common stock	12	—	4	8

Total marketable securities	$36,841	$2	$80	$36,763

At June 30, 2013, the Company evaluated its marketable securities and noted unrealized losses were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2013. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The amortized cost and estimated fair value of marketable securities at June 30, 2013, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$22,820	$2	$14	$22,808
Due after one year and through five years	14,009	—	62	13,947

	$36,829	$2	$76	$36,755

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$6,266	$4	$—	$6,270
Certificate of deposit	2,741	—	—	2,741
Commercial paper	500	—	—	500
Corporate notes and bonds	9,527	3	1	9,529

	19,034	7	1	19,040
Publicly traded common stock	12	6	—	18

Total marketable securities	$19,046	$13	$1	$19,058

The amortized cost and estimated fair value of marketable securities at December 31, 2012, by maturity, are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$18,260	$6	$1	$18,265
Due after one year and through five years	774	1	—	775

	$19,034	$7	$1	$19,040

4. Discontinued Operations

On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services to DG for net proceeds of $61.0 million ($66.0 million gross cash proceeds less $5.0 million held in escrow), plus an estimated $10.9 million receivable from DG pursuant to the purchase agreement dated as of August 30, 2011 by and among the Company, DG, and Limelight Networks Germany GmbH.

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

The following is a summary of activity related to the receivable from DG for the year ended December 31, 2012 and the six months ended June 30, 2013 (in thousands):

Balance, December 31, 2011	$10,854
Payments received from DG	(7,440)
Allowance for doubtful accounts receivable and other receivables adjustments	(2,060)
Net Working Capital adjustments	(818)

Balance, December 31, 2012	$536
Payments received from DG	(119)

Balance, June 30, 2013	$417

As of June 30, 2013, the Company assessed the collectability of the remaining accounts receivable balance and believes such amount is collectible. The Company expects to continue to pursue collections on all previously reserved amounts and will record any recoveries as an adjustment to income (loss) from discontinued operations.

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

There were no operating results of discontinued operations for the three and six months ended June 30, 2013.

Operating results of discontinued operations for the three and six months ended June 30, 2012, respectively, are as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
General and administrative expenses	$17	$163
Loss on sale of discontinued operations, net of income taxes	(408)	(863)

Loss before income taxes	(391)	(700)
Income tax benefit (expense)	—	—

Loss from discontinued operations	$(391)	$(700)

Loss from discontinued operations per weighted average share:
Basic and diluted	$—	$(0.01)

Shares used in per weighted average share calculation for discontinued operations:
Basic and diluted	102,783	103,505

5. Accounts Receivable, net

Accounts receivable, net include (in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable	$20,521	$23,675
Unbilled accounts receivable	6,405	6,997

	26,926	30,672
Less: credit allowance	(670)	(640)
Less: allowance for bad debt	(1,762)	(3,430)

Total accounts receivable, net	$24,494	$26,602

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	June 30, 2013	December 31, 2012
Prepaid bandwidth and backbone services	$2,393	$3,614
Gaikai sale escrow receivable	1,237	1,237
Non-income taxes receivable (VAT)	1,209	1,739
Receivable from DG (see note 4)	417	536
Employee advances and prepaid recoverable commissions	387	551
Vendor deposits and other	4,464	4,631

Total prepaid expenses and other current assets	$10,107	$12,308

In May 2010, the Company made a strategic investment in Gaikai Inc., a private cloud-based gaming technology company (Gaikai). In August 2012, Sony Computer Entertainment Inc. acquired Gaikai and the Company recorded a gain on sale of its cost basis investment in Gaikai of $9.4 million. The carrying value of the Gaikai cost basis investment as of the sale date was approximately $2.0 million. The aggregate selling price was $11.4 million consisting of $10.2 million of cash received and $1.2 million held in escrow for a period of up to 15 months to cover any potential indemnification claims. As of June 30, 2013, the Company was not aware of any potential indemnification claims that are expected to reduce the amount received from escrow, and recorded a current receivable of approximately $1.2 million, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012.

7. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company has concluded that it has one reporting unit and has assigned the entire balance of goodwill to that reporting unit. The fair value of the reporting unit is determined using the Company’s market capitalization as of its annual impairment assessment date or each reporting date if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to:

•	Sustained decline in the Company’s stock price due to a decline in its financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors;

•	Decline in overall market or economic conditions leading to a decline in its stock price; and

•	Decline in observed control premiums paid in business combinations involving comparable companies.

The estimated fair value of the reporting unit is determined using a market approach utilizing the Company’s market capitalization as adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to the Company. As of the annual impairment testing date and at December 31, 2012, the Company determined that goodwill was not impaired. The Company also performed a similar analysis at June 30, 2013 and noted that the estimated fair value of its reporting unit exceeded carrying value by approximately $58 million or 24% using the market capitalization on June 30, 2013, plus an estimated control premium of 40%. Based on this analysis, management believes goodwill is not impaired at June 30, 2013; however, adverse changes to certain key assumptions as described above could result in a future charge to earnings.

There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Foreign currency translation adjustments increased the carrying amount of goodwill for the three and six months ended June 30, 2013 by $35,000 and $215,000, respectively.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,548	$(5,107)	$3,441
Customer relationships	3,412	(1,846)	1,566

Total other intangible assets	$11,960	$(6,953)	$5,007

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,436	$(4,035)	$4,401
Customer relationships	3,412	(1,427)	1,985
Trade names and trademark	160	(159)	1

Total other intangible assets	$12,008	$(5,621)	$6,387

Aggregate expense related to amortization of other intangible assets included in continuing operations for the three months ended June 30, 2013 and 2012 was approximately $0.7 million and $0.7 million, respectively. For the six months ended June 30, 2013 and 2012 aggregate expense related to the amortization of other intangible assets was approximately $1.5 million and $1.4 million, respectively. Based on the Company’s other intangible assets as of June 30, 2013, aggregate expense related to amortization of other intangible assets is expected to be $1.4 million for the remainder of 2013, and $2.2 million, $1.1 million and $0.3 million for fiscal years 2014, 2015 and 2016, respectively.

8. Property and Equipment, net

Property and equipment, net include (in thousands):

	June 30, 2013	December 31, 2012
Network equipment	$173,506	$168,637
Computer equipment	10,629	10,398
Furniture and fixtures	2,616	2,595
Leasehold improvements	6,733	6,684
Other equipment	556	534

	194,040	188,848
Less: accumulated depreciation	(160,050)	(147,597)

Total property and equipment, net	$33,990	$41,251

9. Other Assets

Other assets include (in thousands):

	June 30, 2013	December 31, 2012
Prepaid bandwidth and backbone services	$5,046	$5,799
Vendor deposits and other	634	729
Deferred expenses	449	207

Total other assets	$6,129	$6,735

The Company enters into multi-year arrangements with a telecommunications providers for bandwidth and backbone capacity. The agreements sometimes require the Company to make advanced payments for future services to be received.

10. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued compensation and benefits	$4,379	$6,703
Accrued cost of revenue	1,864	2,307
Accrued legal fees	1,437	1,591
Indirect taxes payable	616	1,029
Customer deposits	569	361
Other accrued expenses	2,590	2,875

Total other current liabilities	$11,455	$14,866

11. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred rent	$3,262	$3,543
Income taxes payable	1,718	1,718

Total other long-term liabilities	$4,980	$5,261

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

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined that the Company did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that the Company did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that the Company induced its customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, the Company filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and sought to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to the Company’s petition. On June 24, 2013, the Supreme Court asked the Solicitor General to weigh in on the Company’s petition. The Company believes that the Court of Appeal’s new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as the Company has successfully shown that it does not directly infringe Akamai’s patent, the Company firmly believes that it will ultimately be successful in showing that it does not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory, and does not believe a loss is probable; therefore, no provision for this lawsuit is recorded in the consolidated financial statements.

In light of the status of the litigation, the Company believes that there is a reasonable possibility that it has incurred a loss related to the Akamai litigation. While the Company believes that there is a reasonable possibility that a loss has been incurred, the Company is not able to estimate a range of the loss due to the complexity and procedural status of the case. The Company will continue to vigorously defend against the allegation.

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

The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss from continuing operations	$(11,233)	$(9,437)	$(19,370)	$(19,134)
Net loss from discontinued operations	—	(391)	—	(700)

Net loss attributable to common stockholders	$(11,233)	$(9,828)	$(19,370)	$(19,834)

Basic weighted average common shares	96,257	102,783	96,538	103,505

Basic weighted average common shares	96,257	102,783	96,538	103,505
Dilutive effect of stock options and restricted stock units	—	—	—	—

Diluted weighted average common shares	96,257	102,783	96,538	103,505

Basic and diluted loss per share:
Continuing operations	$(0.12)	$(0.10)	$(0.20)	$(0.18)
Discontinued operations	—	—	—	(0.01)

Basic and diluted net loss per share	$(0.12)	$(0.10)	$(0.20)	$(0.19)

For the three months ended June 30, 2013 and 2012, outstanding options and restricted stock units of approximately 1.3 million and 2.0 million, respectively, were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive.

For the six months ended June 30, 2013 and 2012, outstanding options and restricted stock units of approximately 1.3 million and 2.2 million, respectively, were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive.

14. Stockholders’ Equity

Common Stock

On October 29, 2012, the Company’s board of directors authorized and approved a third common stock repurchase plan that authorized the Company to repurchase up to $10 million of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. During the three months ended March 31, 2013, the Company purchased and cancelled approximately 2.3 million shares under the third repurchase plan for approximately $5.5 million, including commissions. Any repurchased shares were cancelled and returned to authorized but unissued status. The Company completed the third repurchase plan during the first quarter of 2013.

On June 6, 2013, the Company’s stockholders approved the Company’s 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase the Company’s common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. There was no ESPP activity during the three months ended June 30, 2013.

15. Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2013 was as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Available for Sale Securities	Total
Balance, March 31, 2013	$(2,222)	$(17)	$(2,239)

Other comprehensive loss before reclassifications	(670)	(36)	(706)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive loss	(670)	(36)	(706)

Balance, June 30, 2013	$(2,892)	$(53)	$(2,945)

	Foreign Currency	Unrealized Gains (Losses) on Available for Sale Securities	Total
Balance, December 31, 2012	$(747)	$38	$(709)

Other comprehensive loss before reclassifications	(2,145)	(91)	(2,236)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive loss	(2,145)	(91)	(2,236)

Balance, June 30, 2013	$(2,892)	$(53)	$(2,945)

16. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation expense by type of award:
Stock options	$1,714	$1,833	$3,601	$3,774
Restricted stock awards and units	1,513	1,388	2,976	3,398

Total share-based compensation expense	$3,227	$3,221	$6,577	$7,172

Effect of share-based compensation expense on statement of operations by categories:
Cost of services	$513	$485	$1,018	$991
General and administrative expense	1,605	1,290	3,226	3,067
Sales and marketing expense	595	829	1,258	1,666
Research and development expense	514	617	1,075	1,448

Total cost related to share-based compensation expense	$3,227	$3,221	$6,577	$7,172

Unrecognized share-based compensation expense totaled $22.9 million at June 30, 2013, of which approximately $11.1 million related to stock options and approximately $11.8 million related to restricted stock awards. The Company currently expects to recognize share-based compensation expense of approximately $5.8 million during the remainder of 2013, $9.2 million in 2014 and the remainder thereafter based upon the scheduled vesting of the stock options and restricted stock units outstanding at June 30, 2013.

17. Related Party Transactions

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive staff and board of directors. Revenue derived from related parties was less than 1% of total revenue for the three and six months ended June 30, 2013 and approximately 1% for the three and six months ended June 30, 2012.

Total outstanding accounts receivable from all related parties as of June 30, 2013 and December 31, 2012 was approximately $8,000 and $1.3 million, respectively. As of June 30, 2013, the Company had no allowance for doubtful account receivable for outstanding related party accounts receivable. As of December 31, 2012, the Company had an allowance for doubtful accounts receivable of approximately $0.8 million, for outstanding related party accounts receivable. During the three months ended June 30, 2013, the Company wrote-off approximately $1.3 million in fully reserved related party accounts receivable.

During 2012, the Company leased office space to an entity in which current members of its board of directors have an ownership interest. During the three and six months ended June 30, 2012, the Company invoiced this entity approximately $0 and $15,640, respectively, for office space rental.

18. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space and office equipment which expire through 2019. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of June 30, 2013 are as follows (in thousands):

2013	$1,941
2014	3,546
2015	2,748
2016	2,112
2017 and thereafter	4,033

Total minimum payments	$14,380

Purchase Commitments

The Company has long-term commitments for bandwidth usage, co-location with various networks and Internet service providers, or ISPs, and for other purchase obligations. The following summarizes minimum commitments as of June 30, 2013 (in thousands):

2013	$20,232
2014	25,829
2015	16,478
2016	4,066
2017 and thereafter	436

Total minimum payments	$67,041

Capital Leases

The Company leases equipment under capital lease agreements which extend through 2017. As of June 30, 2013 and December 31, 2012, the outstanding balance for capital leases was approximately $1.3 million and $2.1 million, respectively. The Company has recorded assets under capital lease obligations of approximately $5.0 million at June 30, 2013 and approximately $5.1 million at December 31, 2012. Related accumulated amortization totaled approximately $3.6 million at June 30, 2013 and $2.9 million at December 31, 2012. The assets acquired under capital leases and the related accumulated amortization is included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the consolidated statements of operations. Interest expense related to capital leases was approximately $21,000 and $46,000, respectively, for the three months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, interest expense related to capital leases was approximately $48,000 and $97,000, respectively.

Future minimum capital lease payments at June 30, 2013 are as follows (in thousands):

2013	$483
2014	498
2015	238
2016	133
2017 and thereafter	5

Total	1,357
Amounts representing interest	(79)

Present value of minimum lease payments	$1,278

19. Income taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the income tax expense from continuing operations for the three and six months ended June 30, 2013 was approximately $0.1 million and $0.1 million, respectively. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to the Company providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three and six month periods.

The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2009 through 2012 generally remain subject to examination by federal and most state tax authorities. As of June 30, 2013, the Company is not under U.S. federal examination but is under examination by certain foreign and state jurisdictions for various tax years. The Company believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flow.

20. Concentrations

For the three and six months ended June 30, 2013, Netflix, Inc. (NetFlix) represented approximately 13% of the Company’s total revenue. For the three and six months ended June 30, 2012, Netflix represented approximately 11% of the Company’s total revenue.

Revenue from sources outside America totaled approximately $13.9 million and $13.7 million, respectively, for the three months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, revenue from sources outside of America totaled approximately $27.7 million and $27.2 million, respectively.

During the three and six months ended June 30, 2013, only the United States accounted for 10% or more of the Company’s total revenues. During the three and six months ended June 30, 2012, the Company had two countries, Japan and the United States, that accounted for 10% or more of the Company’s total revenues.

21. Segment Reporting

The Company operates in one industry segment — content delivery and related services. The Company operates in three geographic areas — Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas	$28,822	$30,746	$60,877	$61,599
EMEA	8,286	7,868	16,608	15,946
Asia Pacific	5,655	5,833	11,091	11,218

Total revenue	$42,763	$44,447	$88,576	$88,763

During the three months ended June 30, 2013, we made reclassifications to certain customers within our geographic regions. This was primarily the result of customers relocating from one geographic region to another geographic region. For the three months ended June 30, 2013, customers are reported in their new geographic region. The impact of the customer reclassifications were as follows. For the three months ended June 30, 2012, Americas increased $274, EMEA increased $1,127, and Asia Pacific decreased $1,401. For the six months ended June 30, 2013, Americas increased $607, EMEA increased $1,267, and Asia Pacific decreased $1,874. For the six months ended June 30, 2012, Americas increased $590, EMEA increased $2,391, and Asia Pacific decreased $2,981.

The following table sets forth long-lived assets by geographic area (in thousands):

	June 30, 2013	December 31, 2012
Americas long-lived assets	$31,062	$36,513
International long-lived assets	7,935	11,125

Total long-lived assets	$38,997	$47,638

As a result of the customer reclassifications discussed above, approximately $1,195 of long-lived assets at December 31, 2012 have been reclassified to Americas from International.

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

As of June 30, 2013 and December 31, 2012, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis. These include money market funds, commercial paper, corporate notes and bonds, U.S. government agency bonds, and publicly traded stocks, which are classified as either cash and cash equivalents or marketable securities.

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

The following is a summary of fair value measurements at June 30, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$1,897	$—	$1,897	$—
Money market funds (2)	8,071	8,071	—	—
Corporate notes and bonds (1)	24,279	—	24,279	—
Commercial paper (1)	4,998	—	4,998	—
Certificate of deposit (1)	5,581	—	5,581	—
Publicly traded common stock (1)	8	8	—	—

Total assets measured at fair value	$44,834	$8,079	$36,755	$—

(1)	Classified in marketable securities
(2)	Classified in cash and cash equivalents

For the six months ended June 30, 2013, gains and losses for marketable securities are reported in interest income, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the six months ended June 30, 2013, the Company had net unrealized losses of approximately $0.1 million.

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. The carrying amount of short-term and long-term marketable securities represents fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in other comprehensive income and expense. The carrying amount of accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short-term maturity of the amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC), on March 1, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, among other things, statements as to industry trends, our future expectations, operations, financial condition and prospects, business strategies and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of the Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation.

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

The integrated suite of services that we offer collectively comprises our Limelight Orchestrate Platform (the Orchestrate Platform). We provide the Orchestrate Platform as SaaS and IaaS, which, other than content delivery, transit and rack space services, are referred to collectively as Value Added Services (VAS). We offer VAS both collectively as the end-to-end Orchestrate Platform and individually for customers that may not be inclined or able to adopt the entire platform. On May 14, 2013, we announced the next generation of our Orchestrate Platform. Orchestrate V2.0 offers new and enhanced capabilities designed to help organizations better engage digital audiences. As of June 30, 2013, we had 1,358 active customers worldwide.

The following table summarizes our revenue, costs and expenses for the three and six months ended June 30, 2013 and 2012 (in thousands of dollars and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenues	$42,763	100.0%	$44,447	100.0%	$88,576	100.0%	$88,763	100.0%
Cost of revenue	27,990	65.5%	27,563	62.0%	56,723	64.0%	54,893	61.8%

Gross profit	14,773	34.5%	16,884	38.0%	31,853	36.0%	33,870	38.2%
Total operating expenses	26,156	61.2%	26,251	59.1%	51,904	58.6%	52,767	59.4%

Operating loss	(11,383)	–26.6%	(9,367)	–21.1%	(20,051)	–22.6%	(18,897)	–21.3%
Total other income	201	0.5%	93	0.2%	812	0.9%	63	0.1%

Loss from continuing operations before income taxes	(11,182)	–26.1%	(9,274)	–20.9%	(19,239)	–21.7%	(18,834)	–21.2%
Income tax provision	51	0.1%	163	0.4%	131	0.1%	300	0.3%

Loss from continuing operations	(11,233)	–26.3%	(9,437)	–21.2%	(19,370)	–21.9%	(19,134)	–21.6%
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	0.0%	(391)	–0.9%	—	0.0%	(700)	–0.8%

Net loss	$(11,233)	–26.3%	$(9,828)	–22.1%	$(19,370)	–21.9%	$(19,834)	–22.3%

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effects of share-based compensation, litigation expenses, amortization of intangibles, acquisition related expenses, and discontinued operations. We define EBITDA as U.S. GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, depreciation and amortization and discontinued operations. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for operational expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period. In addition, it should be noted that our performance-based executive officer bonus structure is tied closely to our performance as measured in part by certain non-GAAP financial measures.

In our August 7, 2013 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net loss, EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Non-GAAP net income (loss) and Adjusted EBITDA only as supplemental support for management’s analysis of business performance. Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are calculated as follows for the periods presented.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the SEC, we are presenting the most directly comparable U.S. GAAP financial measures and reconciling the Non-GAAP financial metrics to the comparable U.S. GAAP measures.

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss

(In thousands)

(Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
U.S. GAAP net loss	$(11,233)	$(8,136)	$(9,828)	$(19,370)	$(19,834)
Share-based compensation	3,227	3,350	3,221	6,577	7,172
Litigation defense expenses	109	42	(31)	151	18
Acquisition related expenses	(9)	(24)	68	(33)	(419)
Amortization of intangibles	718	732	729	1,450	1,424
Loss from discontinued operations	—	—	391	—	700

Non-GAAP net loss	$(7,188)	$(4,036)	$(5,450)	$(11,225)	$(10,939)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
U.S. GAAP net loss	$(11,233)	$(8,136)	$(9,828)	$(19,370)	$(19,834)
Depreciation and amortization	7,562	8,130	8,634	15,692	16,861
Interest expense	21	27	46	48	96
Interest and other (income) expense	(222)	(638)	(139)	(860)	(159)
Income tax expense	51	80	163	131	300
Loss from discontinued operations	—	—	391	—	700

EBITDA	$(3,821)	$(537)	$(733)	$(4,359)	$(2,036)
Share-based compensation	3,227	3,350	3,221	6,577	7,172
Litigation defense expenses	109	42	(31)	151	18
Acquisition related expenses	(9)	(24)	68	(33)	(419)

Adjusted (loss) EBITDA	$(494)	$2,831	$2,525	$2,336	$4,735

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. During the six months ended June 30, 2013, there have been no significant changes in our critical accounting policies and estimates. However, we have supplemented our disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as noted below.

Goodwill and Other Intangible Assets

We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We have concluded that we have one reporting unit and have assigned the entire balance of goodwill to this reporting unit. The fair value of the reporting unit is determined using our market capitalization as of our annual impairment assessment date or each reporting date if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to:

•	Sustained decline in our stock price due to a decline in our financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors;

•	Decline in overall market or economic conditions leading to a decline in our stock price; and

•	Decline in observed control premiums paid in business combinations involving comparable companies.

The estimated fair value of the reporting unit is determined using a market approach utilizing our market capitalization as adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of the annual impairment testing date and at December 31, 2012, we determined that goodwill was not impaired. We also performed a similar analysis at June 30, 2013 and noted that the estimated fair value of our reporting unit exceeded carrying value by approximately $58 million or 24% using the market capitalization on June 30, 2013, plus an estimated control premium of 40%. Based on this analysis, management believes goodwill is not impaired at June 30, 2013; however, adverse changes to certain key assumptions as described above could result in a future charge to earnings.

Results of Continuing Operations

Revenue

We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services. We also maintain relationships with a number of resellers that purchase our services for resale to their end customers.

The following table reflects our revenue for the three and six months ended June 30, 2013 and 2012 (in thousands of dollars and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012

Content delivery network	$27,195	63.6%	$30,241	68.0%	$57,202	64.6%	$60,940	68.7%
Value added services	15,568	36.4%	14,206	32.0%	31,374	35.4%	27,823	31.3%

Total revenue	$42,763	100.0%	$44,447	100.0%	$88,576	100.0%	$88,763	100.0%

Our content delivery revenue decreased during the three and six months ended June 30, 2013 versus the comparable 2012 periods primarily due to the expiration of our reseller contract with Global Crossing during the second quarter of 2012, customer churn, a decline in our average unit selling price, offset by increased traffic, a decline in our transit and co-location services revenue and foreign currency headwinds.

As of June 30, 2013, we had 1,358 active customers worldwide compared to 1,494 as of June 30, 2012, due in part to our continued selective approach to accepting profitable business by establishing a clear process for identifying customers that value quality, performance, availability and service. Despite adding many new customers during the quarter, we ended the quarter with a net customer loss.

In the past, the customers that comprise our top 10 customers have continually changed, and our large customers such as Netflix, Inc. (Netflix) may not continue to be as significant going forward as they have been in the past. As previously disclosed, our contract with Netflix was scheduled to expire on December 31, 2013. We have recently entered into an agreement to extend our relationship into 2014.

Our VAS revenue increased during the three and six months ended June 30, 2013 versus the comparable 2012 periods primarily due to an increase in our video revenue and our performance services revenue. These increases were partially offset by decreases in our content and professional services revenue.

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas	$28,822	$30,746	$60,877	$61,599
EMEA	8,286	7,868	16,608	15,946
Asia Pacific	5,655	5,833	11,091	11,218

Total revenue	$42,763	$44,447	$88,576	$88,763

At this time, we anticipate revenues will decrease in 2013 compared to 2012. We expect to see an increase in our video revenue; however this increase will be offset by a decrease in our content delivery revenue and in our professional services revenue.

Cost of Revenue

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

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012

Bandwidth and co-location fees	$14,697	34.4%	$13,241	29.8%	$29,501	33.3%	$26,838	30.2%
Depreciation — network	6,120	14.3%	7,184	16.2%	12,800	14.5%	14,013	15.8%
Payroll and related employee costs	4,668	10.9%	4,450	10.0%	9,290	10.5%	8,817	9.9%
Share-based compensation	513	1.2%	485	1.1%	1,018	1.1%	991	1.1%
Professional fees and outside services	498	1.2%	483	1.1%	1,185	1.3%	792	0.9%
Travel and travel-related expenses	160	0.4%	318	0.7%	413	0.5%	572	0.6%
Royalty expenses	225	0.5%	200	0.4%	450	0.5%	410	0.5%
Other costs	1,109	2.6%	1,202	2.7%	2,066	2.3%	2,460	2.8%

Total cost of revenue	$27,990	65.5%	$27,563	62.0%	$56,723	64.0%	$54,893	61.8%

Our cost of revenue increased in aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2013 versus the comparable 2012 periods, primarily as a result of the following:

•	Bandwidth and co-location fees increased primarily due to increased peering costs and rack fees as a result of an increase in traffic delivered; and

•	Payroll and related employee costs increased due to increased salaries for operations personnel.

These increases were partially offset by a decrease in network depreciation as prior year network equipment becomes fully depreciated.

We anticipate our 2013 cost of revenue will remain consistent with 2012 in absolute dollars and slightly increase as a percent of sales. We anticipate depreciation expense related to our network equipment to decrease compared to 2012 in absolute dollars.

General and Administrative

General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012

Payroll and related employee costs	$2,535	5.9%	$2,331	5.2%	$5,322	6.0%	$4,899	5.5%
Professional fees and outside services	1,956	4.6%	1,680	3.8%	3,736	4.2%	3,857	4.3%
Share-based compensation	1,605	3.8%	1,290	2.9%	3,226	3.6%	3,067	3.5%
Bad debt expense	205	0.5%	458	1.0%	531	0.6%	884	1.0%
Travel and travel-related expenses	165	0.4%	164	0.4%	308	0.3%	336	0.4%
Litigation expenses	109	0.3%	—	0.0%	151	0.2%	18	0.0%
Other costs	1,790	4.2%	2,130	4.8%	3,164	3.6%	3,312	3.7%

Total general and administrative	$8,365	19.6%	$8,053	18.1%	$16,438	18.6%	$16,373	18.4%

Our general and administrative expense increased in aggregate dollars or as a percentage of total revenue for the three and six months ended June 30, 2013 versus the comparable 2012 periods, primarily as a result of the following:

•	Payroll and payroll related employee costs and share-based compensation increased due to higher headcount;

•	Professional fees increased due to increased general legal fees and consulting costs; and

•	Litigation expenses increased due to work performed related to the Akamai litigation.

These increases in costs were partially offset by a decrease in bad debt expense and a decrease in other costs. Bad debt expense decreased due to lower past due and unrecoverable amounts from certain customers. Other costs decreased primarily due to a recovery of use tax, decreased facilities costs and decreased fees and licenses during the three and six months ended June 30, 2013.

In 2013, we expect our general and administrative expenses to decrease in absolute dollars and remain constant as a percentage of revenue compared to 2012. We expect that share-based compensation expense will decrease in absolute dollars and slightly decrease as a percentage of revenue compared to 2012.

Sales and Marketing

Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012

Payroll and related employee costs	$6,376	14.9%	$7,019	15.8%	$12,632	14.3%	$14,285	16.1%
Marketing programs	885	2.1%	673	1.5%	1,525	1.7%	1,199	1.4%
Travel and travel-related expenses	711	1.7%	1,205	2.7%	1,393	1.6%	2,178	2.5%
Share-based compensation	595	1.4%	829	1.9%	1,258	1.4%	1,666	1.9%
Professional fees and outside services	479	1.1%	374	0.8%	884	1.0%	837	0.9%
Other costs	1,653	3.9%	1,662	3.7%	3,491	3.9%	3,229	3.6%

Total sales and marketing	$10,699	25.0%	$11,762	26.5%	$21,183	23.9%	$23,394	26.4%

Our sales and marketing expense decreased in aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2013 versus the comparable 2012 periods. Payroll and related employee costs, decreased due to lower variable compensation on reduced revenue, and lower headcount, while travel and travel-related expenses and stock-based compensation decreased due to lower headcount in our sales organization.

These decreases in costs were partially offset by an increase in marketing programs as a result of trade shows, the announcement of Limelight Orchestrate V2.0 and other marketing related activities.

We anticipate our sales and marketing expenses will decrease in 2013 in absolute dollars and slightly decrease as a percentage of revenue compared to 2012. We expect that share-based compensation expense will decrease in absolute dollars and slightly decrease as a percentage of revenue in 2013 compared to 2012.

Research and Development

Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012

Payroll and related employee costs	$4,184	9.8%	$3,706	8.3%	$8,530	9.6%	$7,605	8.6%
Share-based compensation	514	1.2%	617	1.4%	1,075	1.2%	1,448	1.6%
Professional fees and outside services	422	1.0%	291	0.7%	727	0.8%	462	0.5%
Travel and travel-related expenses	225	0.5%	172	0.4%	442	0.5%	276	0.3%
Other costs	305	0.7%	200	0.4%	617	0.7%	361	0.4%

Total research and development	$5,650	13.2%	$4,986	11.2%	$11,391	12.9%	$10,152	11.4%

Our research and development expense increased in aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2013 versus the comparable 2012 periods, primarily as a result of an increase in payroll and related employee costs due to our hiring of additional network and software engineering personnel.

We anticipate our research and development expenses will increase in 2013 in absolute dollars and slightly increase as a percentage of revenue compared to 2012. We expect stock-based compensation to slightly decrease in both absolute dollars and as a percent of revenue.

Depreciation and Amortization (Operating Expenses)

Depreciation and amortization expense was $1,442 and $2,892, or 3.3% of revenue, for the three and six months ended June 30, 2013 versus $1,450 and $2,848, or 3.2% of revenue, for the comparable 2012 periods. Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Interest Expense

Interest expense was $21 and $48 for the three and six months ended June 30, 2013 versus $46 and $96 for the comparable 2012 periods. Interest expense is primarily comprised of interest paid on capital leases.

As of June 30, 2013, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

Interest income was $79 and $149 for the three and six months ended June 30, 2013 versus $83 and $189 for the comparable 2012 periods. Interest income includes interest earned on invested cash balances and marketable securities.

Other Income (Expense)

Other income (expense) was $143 and $711 for the three and six months ended June 30, 2013 versus $56 and $(30) for the comparable 2012 periods. Other income (expense) consists primarily of foreign currency transaction gains and losses.

Income Tax Expense

Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from continuing operations for the three and six months ended June 30, 2013 were $51 and $131, respectively, versus $163 and $300, respectively, for the comparable 2012 periods. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.

Loss from Discontinued Operations

Discontinued operations relates to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder, LLC (EyeWonder) and chors GmbH (chors) to DG FastChannel, Inc. (currently Digital Generation, Inc.) (DG). See Note 4 of Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about discontinued operations.

Liquidity and Capital Resources

As of June 30, 2013, our cash, cash equivalents and marketable securities classified as current totaled $118.9 million. Included in this amount is approximately $9.7 million of cash and cash equivalents held outside the United States.

The major components of changes in cash flows for the six months ended June 30, 2013 and 2012 are discussed in the following paragraphs (amounts in thousands).

Operating Activities

Net cash provided by operating activities of continuing operations increased by $4,979 for the six months ended June 30, 2013 versus the comparable 2012 period. Changes in operating assets and liabilities of $5,025 during the six months ended June 30, 2013 versus a decrease of $2,646 in the comparable 2012 period, primarily due to:

•

Our accounts receivable, exclusive of the change in the allowance for doubtful accounts, decreased $1,575 due to improved timing of our cash collections compared to a $1,022 increase in the comparable 2012 period;

•

Prepaid expenses and other current assets and other long-term assets decreased $2,530 due to the amortization of certain prepaid vendor contracts and the collection of non-income tax related receivables during the six months ended June 30, 2013 versus the comparable 2012 period; and

•	Deferred revenue increased $1,083 due to cash collected on a long-term contract during the six months ended June 30, 2013 versus the comparable 2012 period.

Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2013 and potential litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our Days Sales Outstanding will also affect the future amount of cash used in or provided by operating activities.

Investing Activities

Net cash used in investing activities of continuing operations was $25,078 for the six months ended June 30, 2013 versus $13,262 for the comparable 2012 period. Net cash used in investing activities was principally comprised of cash used for the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform, offset by cash generated from maturities of short-term marketable securities.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During 2012, we made capital expenditures of $18,390, which represented 10% of our total revenue. For the six months ended June 30, 2013, we made capital expenditures of $7,122, which represented 8% of our total revenue.

Financing Activities

Net cash used in financing activities of continuing operations was $8,485 for the six months ended June 30, 2013 versus $14,376 for the comparable 2012 period. Net cash used in financing activities in the six months ended June 30, 2013 related to payments made for the purchase of our common stock under our stock repurchase plans of $5,512, payments of employee tax withholdings related to restricted stock units of $2,129 and payments made on our capital lease obligations of approximately $846.

On October 29, 2012, our board of directors authorized and approved a third common stock repurchase plan that authorized us to repurchase up to $10 million of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. During the three months ended March 31, 2013, we purchased and cancelled approximately 2.3 million shares under the third repurchase plan. Any repurchased shares were cancelled and returned to authorized but unissued status. Our third common stock repurchase plan is now complete.

During the six months ended June 30, 2012, cash used for the purchase of our common stock under our stock repurchase plans was $13,102, payments of employee tax withholdings related to restricted stock units of approximately $518 and payments made on our capital lease obligations was $881, partially offset by cash received from the exercise of stock options of $125.

As of June 30, 2013, we had no outstanding debt other than the aforementioned capital leases.

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

The following table presents our contractual obligations and commercial commitments, as of June 30, 2013 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual obligations as of June 30, 2013	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases
Bandwidth leases	$23,130	$17,552	$4,646	$932	$—
Rack space leases	42,312	17,911	24,112	289	—
Real estate leases	14,380	3,712	5,671	3,644	1,353

Total operating leases	79,822	39,175	34,429	4,865	1,353
Capital leases	1,357	825	513	19	—
Other purchase obligations	1,599	564	1,035	—	—

Total commitments	$82,778	$40,564	$35,977	$4,884	$1,353

Off Balance Sheet Arrangements

As of June 30, 2013, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10 percent weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2012 and the six months ended June 30, 2013 would have been higher by approximately $3.0 million and $1.5 million, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Credit Risk

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2012, sales to our top 10 customers accounted for approximately 33% of our total revenue, and we had one customer, Netflix, which represented approximately 11% of our total revenue. For the three months ended June 30, 2013 and 2012, sales to our top 10 customers accounted for approximately 36% and 32%, respectively, of our total revenue. During the three months ended June 30, 2013 and 2012, Netflix represented approximately 13% and 11% of our total revenue. For the six months ended June 30, 2013 and 2012, sales to our top 10 customers accounted for approximately 36% and 32%, respectively, of our total revenue. During the six months ended June 30, 2013 and 2012, Netflix represented approximately 13% and 11%, respectively, of our total revenue. In 2013, we anticipate that our top 10 customer concentration levels will remain consistent with 2012. In the past, the customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined we did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and will seek to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to our petition. On June 24, 2013, the Supreme Court asked the Solicitor General to weigh in on our petition. We believe that the Court of Appeals new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as we have successfully shown that we do not directly infringe Akamai’s patent, we firmly believe that we will ultimately be successful in showing that we do not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory, and do not believe a loss is probable. We will continue to vigorously defend against the allegation; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct significant portions of our business and to offer certain of our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. In light of the status of the litigation, we believe that there is a reasonable possibility that we have incurred a loss related to the Akamai litigation. While we believe that there is a reasonable possibility that a loss has been incurred, we are not able to estimate a range of the loss due to the complexity and procedural status of the case and do not believe a loss is probable therefore, no provision for this lawsuit is recorded in our consolidated financial statements.

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

Our primary competitors for content delivery services include Akamai, Level 3 Communications, Amazon, CDNetworks, and Edgecast. Also, as a result of the growth of the content delivery market, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.

Our primary competitors for our SaaS offerings include Brightcove, Ooyala, Unicorn Media, Sitecore, Adobe and CrownPeak, as well as open source products such as Kaltura and Drupal. However, the competitive landscape is different from content delivery in this area in that changing vendors can be costly and complicated for the customer, which could make it difficult for us to attract new customers and increase our market share. If we are unable to increase our customer base and increase our market share, our business, financial condition and results of operations may suffer.

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

Any unplanned interruption or substantial and extensive degradation in the functioning of our network or services, or attacks on our internal information technology systems, could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of content delivery and digital asset management services over the Internet every minute of every day. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption, or substantial and extensive degradation of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third party network providers to provide the necessary capacity or access, failure of our software or global computing platform infrastructure and power losses. In addition, we deploy our servers in third party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses, unauthorized hacking of our systems, security breaches or other cyber attacks by unauthorized users. Any unauthorized hacking of our systems or other cyber attacks by unauthorized users could lead to the unauthorized release of confidential information that could damage our business.

We have not experienced any significant, unplanned disruption, or substantial and extensive degradation of our services to date; however, our network may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption or substantial and extensive degradation in the functioning of our content delivery services and VAS for any reason would reduce our revenue and could harm our business and financial results. If such a widespread interruption occurred, or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions, significant degradation, or security breaches could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.

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

Since the date of discovery of this material weakness and through the date of this Form 10-Q, we have taken steps which we feel strengthen our internal controls, including implementing a stronger review process around the preparation of our consolidated statement of cash flows and updating our processes and procedures to ensure that accounting personnel have sufficient guidance to remediate the material weakness. As of December 31, 2012, we consider this material weakness to have been fully remediated. The actions we have taken to remediate this material weaknesses are subject to continued management review supported by confirmation and testing, as well as oversight by the Audit Committee of our board of directors. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. Sales to our top 10 customers in 2012 accounted for approximately 33% of our total revenue. For the six months ended June 30, 2013, sales to our top 10 customers accounted for approximately 36% of our total revenue. During 2012, we had one customer, Netflix, which represented approximately 11% of our total revenue. For the six months ended June 30, 2013, we had one customer Netflix, which represented approximately 13% of our total revenue. Our contract with Netflix was scheduled to expire on December 31, 2013. We have recently entered into an agreement to extend our relationship into 2014. Large customers may not continue to be as significant going forward as they have been in the past.

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

As of June 30, 2013 we had a goodwill balance of $80.5 million, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.

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

Four members of our senior management team, our President and Chief Executive Officer, Robert A. Lento, our Chief Operating Officer, Indu Kodukula, our Chief Marketing Officer, Charles Kirby Wadsworth, and our Chief Sales Officer, George E. Vonderhaar, have been hired by us since June 2012. In July 2013, our board of directors appointed Peter J. Perrone to serve as our Senior Vice President effective August 19, 2013, and as our Senior Vice President, Chief Financial Officer and Treasurer on such date as is determined by the Audit Committee of our board of directors, but in any event, no later than November 15, 2013. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.

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

As of June 30, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding common stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.02	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.11.03	Transition Agreement and Amendment No. 3 to Employment Agreement between the Registrant and Douglas S. Lindroth dated July 24, 2013.					X

10.23	Limelight Networks, Inc. 2013 Employee Stock Purchase Plan					X

10.24	Employment Agreement between the Registrant and Peter J. Perrone dated July 23, 2013.					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE DOCUMENT					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date: August 8, 2013	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)