Form 10-Q
period 2013-09-30
Limelight Networks, Inc.
filed 2013-11-06
CIK 1391127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2013: 97,262,627 shares.

LIMELIGHT NETWORKS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIMELIGHT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$79,222	$108,915
Marketable securities	33,043	19,040
Accounts receivable, net	25,667	26,602
Income taxes receivable	339	471
Deferred income tax	83	38
Prepaid expenses and other current assets	10,232	12,308

Total current assets	148,586	167,374
Property and equipment, net	33,291	41,251
Marketable securities, less current portion	6	18
Deferred income tax, less current portion	2,862	2,838
Goodwill	80,658	80,278
Other intangible assets, net	4,343	6,387
Other assets	5,796	6,735

Total assets	$275,542	$304,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,008	$6,730
Deferred revenue	6,015	6,892
Capital lease obligation	589	1,301
Income taxes payable	969	519
Other current liabilities	12,450	14,866

Total current liabilities	28,031	30,308
Capital lease obligation, less current portion	412	824
Deferred income tax	357	461
Deferred revenue, less current portion	1,931	797
Other long-term liabilities	4,832	5,261

Total liabilities	35,563	37,651
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at September 30, 2013 and December 31, 2012; 97,239 and 98,038 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	97	98
Additional paid-in capital	456,153	452,258
Contingent consideration	33	33
Accumulated other comprehensive loss	(1,566)	(709)
Accumulated deficit	(214,738)	(184,450)

Total stockholders’ equity	239,979	267,230

Total liabilities and stockholders’ equity	$275,542	$304,881

The accompanying notes are an integral part of these consolidated financial statements

LIMELIGHT NETWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$42,656	$45,001	$131,232	$133,765

Cost of revenue:
Cost of services (1)	21,773	21,313	65,696	62,193
Depreciation - network	5,278	6,970	18,078	20,984

Total cost of revenue	27,051	28,283	83,774	83,177

Gross profit	15,605	16,718	47,458	50,588

Operating expenses:
General and administrative	8,609	8,757	25,047	25,130
Sales and marketing	10,363	11,037	31,545	34,431
Research and development	5,423	4,956	16,814	15,108
Depreciation and amortization	1,433	1,481	4,325	4,329

Total operating expenses	25,828	26,231	77,731	78,998

Operating loss	(10,223)	(9,513)	(30,273)	(28,410)

Other income (expense):
Interest expense	(15)	(40)	(64)	(136)
Interest income	89	88	238	277
Gain on sale of cost basis investment	—	9,420	—	9,420
Other, net	(557)	(551)	154	(582)

Total other (expense) income	(483)	8,917	328	8,979

Loss from continuing operations before income taxes	(10,706)	(596)	(29,945)	(19,431)
Income tax expense	197	14	328	313

Loss from continuing operations	(10,903)	(610)	(30,273)	(19,744)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(15)	(218)	(15)	(918)

Net loss	$(10,918)	$(828)	$(30,288)	$(20,662)

Net loss per share:
Basic
Continuing operations	$(0.11)	$(0.01)	$(0.31)	$(0.19)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Total	$(0.11)	$(0.01)	$(0.31)	$(0.20)

Diluted
Continuing operations	$(0.11)	$(0.01)	$(0.31)	$(0.19)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Total	$(0.11)	$(0.01)	$(0.31)	$(0.20)

Shares used in per weighted average share calculations:
Basic	96,949	99,359	96,675	102,123
Diluted	96,949	99,359	96,675	102,123

(1)	Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements

LIMELIGHT NETWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(10,918)	$(828)	$(30,288)	$(20,662)

Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investments	55	28	(36)	(16)
Foreign exchange translation	1,324	994	(821)	(12)

Other comprehensive income (loss), net of tax	1,379	1,022	(857)	(28)

Comprehensive (loss) income	$(9,539)	$194	$(31,145)	$(20,690)

The accompanying notes are an integral part of these consolidated financial statements

LIMELIGHT NETWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net loss	$(30,288)	$(20,662)
Loss from discontinued operations	(15)	(918)

Net loss from continuing operations	(30,273)	(19,744)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	22,403	25,313
Share-based compensation	9,800	10,835
Deferred income taxes	(209)	(299)
Foreign currency remeasurement (gain) loss	(504)	173
Accounts receivable charges	758	1,105
Amortization of premium on marketable securities	462	365
Gain on sale of cost basis investment	—	(9,420)
Non cash increase in cost basis investment	—	(528)
Loss on sale of property and equipment	25	19
Changes in operating assets and liabilities:
Accounts receivable	177	(1,468)
Prepaid expenses and other current assets	1,930	2,986
Income taxes receivable	131	(393)
Other assets	908	(1,554)
Accounts payable	1,102	2,154
Deferred revenue	256	407
Other current liabilities	(436)	(1,023)
Income taxes payable	456	(200)
Other long term liabilities	(448)	(531)

Net cash provided by operating activities of continuing operations	6,538	8,197

Investing activities
Purchase of marketable securities	(49,811)	(27,280)
Maturities of marketable securities	35,321	19,285
Purchases of property and equipment	(12,685)	(17,474)
Proceeds from sale of cost basis investment	—	10,154
Proceeds from sale of discontinued operations	124	7,217

Net cash used in investing activities of continuing operations	(27,051)	(8,098)

Financing activities
Payments on capital lease obligations	(1,124)	(1,322)
Payment of employee tax withholdings related to restricted stock	(2,309)	(601)
Cash paid for purchase of common stock	(5,512)	(16,273)
Proceeds from exercise of stock options	29	155

Net cash used in financing activities of continuing operations	(8,916)	(18,041)

Effect of exchange rate changes on cash and cash equivalents	(256)	61

Discontinued operations
Cash used in operating activities of discontinued operations	(8)	—

Net decrease in cash and cash equivalents	(29,693)	(17,881)
Cash and cash equivalents, beginning of period	108,915	120,349

Cash and cash equivalents, end of period	$79,222	$102,468

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$64	$136

Cash paid during the period for income taxes, net of refunds	$(35)	$1,226

Property and equipment remaining in accounts payable and other current liabilities	$1,028	$664

Contingent consideration common stock issued in connection with acquisition of business	$—	$109

The accompanying notes are an integral part of these consolidated financial statements

LIMELIGHT NETWORKS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that, in the opinion of management, are necessary for the fair presentation of the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. All information is presented in thousands, except per share amounts and where specifically noted.

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company has revised the statement of cash flow presentation for certain remeasurement gains and losses from the “Effect of exchange rate changes on cash and cash equivalents” line item to the “Foreign currency remeasurement (gain) loss” line item included in “Net cash provided by operating activities of continuing operations.” The amount of this revision for the nine months ended September 30, 2012 was approximately $173.

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

3. Investments in Marketable Securities

The following is a summary of marketable securities (designated as available-for-sale) at September 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$685	$—	$—	$685
Certificate of deposit	3,080	—	4	3,076
Commercial paper	4,000	—	—	4,000
Corporate notes and bonds	25,297	5	20	25,282

	33,062	5	24	33,043
Publicly traded common stock	12	—	6	6

Total marketable securities	$33,074	$5	$30	$33,049

At September 30, 2013, the Company evaluated its marketable securities and noted unrealized losses were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2013. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

The amortized cost and estimated fair value of marketable securities at September 30, 2013, by maturity, are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Due in one year or less	$15,274	$2	$3	$15,273
Due after one year and through five years	17,788	3	21	17,770

	$33,062	$5	$24	$33,043

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2012 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency bonds	$6,266	$4	$—	$6,270
Certificate of deposit	2,741	—	—	2,741
Commercial paper	500	—	—	500
Corporate notes and bonds	9,527	3	1	9,529

	19,034	7	1	19,040
Publicly traded common stock	12	6	—	18

Total marketable securities	$19,046	$13	$1	$19,058

The amortized cost and estimated fair value of marketable securities at December 31, 2012, by maturity, are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Due in one year or less	$18,260	$6	$1	$18,265
Due after one year and through five years	774	1	—	775

	$19,034	$7	$1	$19,040

4. Discontinued Operations

On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services to DG for net proceeds of $61,000 ($66,000 gross cash proceeds less $5,000 held in escrow), plus an estimated $10,854 receivable from DG pursuant to the purchase agreement dated as of August 30, 2011 by and among the Company, DG, and Limelight Networks Germany GmbH.

The $10,854 receivable from DG was determined by the Company based on estimated future cash payments equal to the excess of certain current assets over certain current liabilities of EyeWonder and chors as of August 30, 2011, as defined in the purchase agreement (the Net Working Capital). The Company estimated the Net Working Capital based on its determination of the current assets and current liabilities in accordance with the relevant provisions of the purchase agreement.

Under the terms of the purchase agreement, $700 excess of cash and cash equivalents and other current assets over current liabilities was immediately payable to the Company with the remaining Net Working Capital payable as the accounts receivable of $9,600 and income tax receivable of $500 were collected.

The following is a summary of activity related to the receivable from DG for the year ended December 31, 2012 and the nine months ended September 30, 2013 (in thousands):

Balance, December 31, 2011	$10,854
Payments received from DG	(7,440)
Allowance for doubtful accounts receivable and other receivables adjustments	(2,060)
Net Working Capital adjustments	(818)

Balance, December 31, 2012	$536
Payments received from DG	(124)

Balance, September 30, 2013	$412

As of September 30, 2013, the Company assessed the collectability of the remaining accounts receivable balance and believes such amount is collectible. The Company expects to continue to pursue collections on all previously reserved amounts and will record any recoveries as an adjustment to income (loss) from discontinued operations.

The sale of EyeWonder and chors meets the criteria to be reported as discontinued operations. Accordingly, the operating results of EyeWonder and chors have been reclassified to discontinued operations in the accompanying consolidated statements of operations. The Company includes only revenues and costs directly attributable to the discontinued operations, in determining income (loss) from discontinued operations, and not those attributable to the ongoing entity. Accordingly, no general corporate overhead costs have been allocated to discontinued operations.

Operating results of discontinued operations for the three and nine months ended September 30, 2013 and 2012, respectively, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
General and administrative expenses	$(15)	$—	$(15)	$163
Loss on sale of discontinued operations, net of income taxes	—	(218)	—	(1,081)

Loss before income taxes	$(15)	$(218)	$(15)	$(918)
Income tax benefit (expense)	—	—	—	—

Loss from discontinued operations	$(15)	$(218)	$(15)	$(918)

Loss from discontinued operations per weighted average share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Shares used in per weighted average share calculation for discontinued operations
Basic and diluted	96,949	99,359	96,675	102,123

5. Accounts Receivable, net

Accounts receivable, net include (in thousands):

	September 30,	December 31,
	2013	2012
Accounts receivable	$20,231	$23,675
Unbilled accounts receivable	7,434	6,997

	27,665	30,672
Less: credit allowance	(670)	(640)
Less: allowance for bad debt	(1,328)	(3,430)

Total accounts receivable, net	$25,667	$26,602

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include (in thousands):

	September 30,	December 31,
	2013	2012
Prepaid bandwidth and backbone services	$2,131	$3,614
Non-income taxes receivable (VAT)	1,365	1,739
Gaikai sale escrow receivable	1,237	1,237
Receivable from DG (see note 4)	412	536
Employee advances and prepaid recoverable commissions	320	551
Vendor deposits and other	4,767	4,631

Total prepaid expenses and other current assets	$10,232	$12,308

In May 2010, the Company made a strategic investment in Gaikai Inc., a private cloud-based gaming technology company (Gaikai). In August 2012, Sony Computer Entertainment Inc. acquired Gaikai and the Company recorded a gain on sale of its cost basis investment in Gaikai of $9,420. The carrying value of the Gaikai cost basis investment as of the sale date was approximately $2,000. The aggregate selling price was $11,400 consisting of $10,154 of cash received and $1,237 held in escrow for a period of up to 15 months to cover any potential indemnification claims. As of September 30, 2013, the Company was not aware of any potential indemnification claims that are expected to reduce the amount received from escrow, and recorded a current receivable of approximately $1,237, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012.

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

The estimated fair value of the reporting unit is determined using a market approach utilizing the Company’s market capitalization as adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to the Company. As of the annual impairment testing date and at December 31, 2012, the Company determined that goodwill was not impaired. The Company noted that the estimated fair value of its reporting unit exceeded carrying value by approximately $23,000 or 10% using the market capitalization plus an estimated control premium of 40% on September 30, 2013. Based on this analysis, management believes goodwill is not impaired at September 30, 2013; however, adverse changes to certain key assumptions as described above could result in a future charge to earnings.

Foreign currency translation adjustments increased the carrying amount of goodwill for the three and nine months ended September 30, 2013 by $165 and $380, respectively.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	September 30, 2013
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Existing technologies	$8,633	$(5,647)	$2,986
Customer relationships	3,412	(2,055)	1,357

Total other intangible assets	$12,045	$(7,702)	$4,343

	December 31, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Existing technologies	$8,436	$(4,035)	$4,401
Customer relationships	3,412	(1,427)	1,985
Trade names and trademark	160	(159)	1

Total other intangible assets	$12,008	$(5,621)	$6,387

Aggregate expense related to amortization of other intangible assets included in continuing operations for the three months ended September 30, 2013 and 2012 was approximately $711 and $721, respectively. For the nine months ended September 30, 2013 and 2012 aggregate expense related to the amortization of other intangible assets was approximately $2,161 and $2,144, respectively. Based on the Company’s other intangible assets as of September 30, 2013, aggregate expense related to amortization of other intangible assets is expected to be $713 for the remainder of 2013, and $2,189, $1,144 and $297 for fiscal years 2014, 2015 and 2016, respectively.

8. Property and Equipment, net

Property and equipment, net include (in thousands):

	September 30,	December 31,
	2013	2012
Network equipment	$179,428	$168,637
Computer equipment	11,019	10,398
Furniture and fixtures	2,757	2,595
Leasehold improvements	6,712	6,684
Other equipment	568	534

	200,484	188,848
Less: accumulated depreciation	(167,193)	(147,597)

Total property and equipment, net	$33,291	$41,251

9. Other Assets

Other assets include (in thousands):

	September 30,	December 31,
	2013	2012
Prepaid bandwidth and backbone services	$4,657	$5,799
Vendor deposits and other	641	729
Deferred expenses	498	207

Total other assets	$5,796	$6,735

The Company enters into multi-year arrangements with a telecommunications provider for bandwidth and backbone capacity. The agreements sometimes require the Company to make advanced payments for future services to be received.

10. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Accrued compensation and benefits	$5,403	$6,703
Accrued cost of revenue	1,697	2,307
Accrued legal fees	1,512	1,591
Indirect taxes payable	666	1,029
Customer deposits	550	361
Other accrued expenses	2,622	2,875

Total other current liabilities	$12,450	$14,866

11. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Deferred rent	$3,114	$3,543
Income taxes payable	1,718	1,718

Total other long-term liabilities	$4,832	$5,261

12. Contingencies

Akamai Litigation

In June 2006, Akamai Technologies, Inc. (Akamai), and the Massachusetts Institute of Technology (MIT), filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that the Company was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, United States Patent No. 6,553,413 (the ’413 patent) and United States Patent No. 6,108,703 (the ’703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third patent United States Patent No. 7,103,645 (the ’645 patent). Before trial, Akamai waived by stipulation its claims of indirect or induced infringement and proceeded to trial only on the theory of direct infringement. In February 2008, a jury returned a verdict in this lawsuit, finding that the Company infringed four claims of the ’703 patent at issue and rejecting the Company’s invalidity defenses. The jury awarded an aggregate of approximately $45,500 which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded prejudgment interest which the Company estimated to be $2,600 at December 31, 2007. The Company recorded an aggregate $48,100 as a provision for litigation as of December 31, 2007. During 2008, the Company recorded a potential additional provision of approximately $17,500 for potential additional infringement damages and interest. The total provision for litigation at December 31, 2008 was $65,600.

On July 1, 2008, the court denied the Company’s Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding the Company’s equitable defenses. The court conducted a bench trial in November 2008 regarding the Company’s equitable defenses. The Company also filed a motion for reconsideration of the court’s earlier denial of the Company’s motion for JMOL. The Company’s motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp., released after the court denied the Company’s initial motion for JMOL. On April 24, 2009, the court issued its order and memorandum setting aside the adverse jury verdict and ruling that the Company did not infringe Akamai’s ’703 patent and that the Company was entitled to JMOL. Based upon the court’s April 24, 2009 order, the Company reversed the $65,600 provision for litigation previously recorded for this lawsuit as the Company no longer believed that payment of any amounts represented by the litigation provision was probable. The court entered final judgment in favor of the Company on May 22, 2009, and Akamai filed its notice of appeal of the court’s decision on May 26, 2009. On December 20, 2010, the Court of Appeals for the Federal Circuit issued its opinion affirming the trial court’s entry of judgment in the Company’s favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the trial court’s entry of judgment in the Company’s favor, and reinstated the appeal.

On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined that the Company did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that the Company did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that the Company induced its customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, the Company filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and sought to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to the Company’s petition. On June 24, 2013, the Supreme Court asked the Solicitor General to weigh in on the Company’s petition. On September 4, 2013, the Company met with the Solicitor General’s office, and on October 15, 2013, the Company filed a letter of further explanation with the Solicitor General’s office. The Company believes that the Court of Appeal’s new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as the Company has successfully shown that it does not directly infringe Akamai’s patent, the Company firmly believes that it will ultimately be successful in showing that it does not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory, and does not believe a loss is probable; therefore, no provision for this lawsuit is recorded in the consolidated financial statements.

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

The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss from continuing operations	$(10,903)	$(610)	$(30,273)	$(19,744)
Net loss from discontinuined operations	(15)	(218)	(15)	(918)

Net loss attributable to common stockholders	$(10,918)	$(828)	$(30,288)	$(20,662)

Basic weighted average common shares	96,949	99,359	96,675	102,123

Basic weighted average common shares	96,949	99,359	96,675	102,123
Dilutive effect of stock options and restricted stock units	—	—	—	—

Diluted weighted average common shares	96,949	99,359	96,675	102,123

Basic and diluted loss per share:
Continuing operations	$(0.11)	$(0.01)	$(0.31)	$(0.19)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)

Basic and diluted net loss per share	$(0.11)	$(0.01)	$(0.31)	$(0.20)

For the three months ended September 30, 2013 and 2012, outstanding options and restricted stock units of approximately 1.4 million and 2.2 million, respectively, were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive.

For the nine months ended September 30, 2013 and 2012, outstanding options and restricted stock units of approximately 1.7 million and 2.2 million, respectively, were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive.

14. Stockholders’ Equity

Common Stock

On October 29, 2012, the Company’s board of directors authorized and approved a third common stock repurchase plan that authorized the Company to repurchase up to $10,000 of its shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. During the three months ended March 31, 2013, the Company purchased and cancelled approximately 2,300 shares under the third repurchase plan for approximately $5,512, including commissions. Any repurchased shares were cancelled and returned to authorized but unissued status. The Company completed the third repurchase plan during the first quarter of 2013.

On June 6, 2013, the Company’s stockholders approved the Company’s 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase the Company’s common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. As of September 30, 2013, no shares of common stock had been issued and approximately $74, which is included in other current liabilities had been withheld from employees for future purchases under the ESPP.

15. Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2013 was as follows (in thousands):

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, June 30, 2013	$(2,892)	$(53)	$(2,945)

Other comprehensive income before reclassifications	1,324	55	1,379
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive income	1,324	55	1,379

Balance, September 30, 2013	$(1,568)	$2	$(1,566)

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2012	$(747)	$38	$(709)

Other comprehensive loss before reclassifications	(821)	(36)	(857)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive loss	(821)	(36)	(857)

Balance, September 30, 2013	$(1,568)	$2	$(1,566)

16. Share-Based Compensation

The following table summarizes the components of share-based compensation expense included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Share-based compensation expense by type of award:
Stock options	$1,614	$1,766	$5,214	$5,540
Restricted stock awards and units	1,609	1,897	4,586	5,295

Total share-based compensation expense	$3,223	$3,663	$9,800	$10,835

Effect of share-based compensation expense on statement of operations by categories:
Cost of services	$499	$604	$1,518	$1,595
General and administrative expense	1,591	1,571	4,817	4,638
Sales and marketing expense	638	836	1,896	2,502
Research and development expense	495	652	1,569	2,100

Total share-based compensation expense	$3,223	$3,663	$9,800	$10,835

Unrecognized share-based compensation expense totaled $23,477 at September 30, 2013, of which approximately $11,586 related to stock options and approximately $11,891 related to restricted stock awards. The Company currently expects to recognize share-based compensation expense of approximately $2,977 during the remainder of 2013, $10,021 in 2014 and the remainder thereafter based upon the scheduled vesting of the stock options and restricted stock units outstanding at September 30, 2013.

17. Related Party Transactions

The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive staff and board of directors. Revenue derived from related parties was less than 1% of total revenue for the three and nine months ended September 30, 2013 and approximately 1% for the three and nine months ended September 30, 2012.

Total outstanding accounts receivable from all related parties as of September 30, 2013 and December 31, 2012 was approximately $3 and $1,300, respectively. As of September 30, 2013, the Company had no allowance for doubtful accounts receivable for outstanding related party accounts receivable. As of December 31, 2012, the Company had an allowance for doubtful accounts receivable of approximately $800, for outstanding related party accounts receivable. During the second quarter of 2013, the Company wrote-off approximately $1,300 in fully reserved related party accounts receivable.

During 2013, the Company entered into an agreement for services with an entity in which a current member of its board of directors is an officer. During the three and nine months ended September 30, 2013, the Company incurred approximately $14 and $37, respectively in expense for services rendered.

During 2012, the Company leased office space to an entity in which current members of its board of directors have an ownership interest. During the nine months ended September 30, 2012, the Company invoiced this entity approximately $16 for office space rental.

18. Leases and Commitments

Operating Leases

The Company is committed to various non-cancelable operating leases for office space and office equipment which expire through 2019. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of September 30, 2013 are as follows (in thousands):

2013	$998
2014	3,657
2015	2,829
2016	2,172
2017 and thereafter	4,033

Total minimum payments	$13,689

Purchase Commitments

The Company has long-term commitments for bandwidth usage, co-location with various networks and Internet service providers, or ISPs, and for other purchase obligations. The following summarizes minimum commitments as of September 30, 2013 (in thousands):

2013	$11,712
2014	30,210
2015	18,237
2016	4,561
2017 and thereafter	815

Total minimum payments	$65,535

Capital Leases

The Company leases equipment under capital lease agreements which extend through 2017. As of September 30, 2013 and December 31, 2012, the outstanding balance for capital lease obligations was approximately $1,001 and $2,125, respectively. The Company has recorded assets under capital lease obligations of approximately $2,852 at September 30, 2013 and approximately $5,100 at December 31, 2012. Related accumulated amortization totaled approximately $2,208 at September 30, 2013 and $2,900 at December 31, 2012. The assets acquired under capital leases and the related accumulated amortization is included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the consolidated statements of operations. Interest expense related to capital leases was approximately $15 and $40, respectively, for the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, interest expense related to capital leases was approximately $64 and $136, respectively.

Future minimum capital lease payments at September 30, 2013 are as follows (in thousands):

2013	$189
2014	498
2015	238
2016	134
2017 and thereafter	5

Total	1,064
Amounts representing interest	(63)

Present value of minimum lease payments	$1,001

19. Income taxes

Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the income tax expense from continuing operations for the three and nine months ended September 30, 2013 was approximately $197 and $328, respectively. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to the Company providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three and nine month periods.

The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2010 through 2012 generally remain subject to examination by federal and most state tax authorities. As of September 30, 2013, the Company is not under U.S. federal examination but is under examination by certain foreign and state jurisdictions for various tax years. The Company believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flow.

On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (Code), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. Also released were proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for the Company’s year beginning January 1, 2014. Early adoption is available; however, the Company has not elected early adoption of the regulations. Transition guidance providing the procedural rules to comply with such regulations is expected to be released in the near term. The Company continues to review the regulations, but does not believe there will be a material impact on its consolidated financial statements when they are fully adopted.

20. Concentrations

For the three months ended September 30, 2013, the Company had no customer who represented 10% or more of its total revenue. For the nine months ended September 30, 2013, Netflix, Inc. (Netflix) represented approximately 12% of the Company’s total revenue. For the three and nine months ended September 30, 2012, Netflix represented approximately 11% of the Company’s total revenue.

Revenue from sources outside America totaled approximately $14,069 and $13,802, respectively, for the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, revenue from sources outside of America totaled approximately $41,769 and $40,966, respectively.

During the three months ended September 30, 2013, and the three and nine months ended September 30, 2012, the Company had two countries, Japan and the United States, that accounted for 10% or more of the Company’s total revenues. During the nine months ended September 30, 2013, only the United States accounted for 10% or more of the Company’s total revenues.

21. Segment Reporting

The Company operates in one industry segment — content delivery and related services. The Company operates in three geographic areas — Americas; Europe; Middle East and Africa (EMEA); and Asia Pacific.

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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Americas	$28,587	$31,199	$89,463	$92,799
EMEA	7,960	7,243	24,569	23,189
Asia Pacific	6,109	6,559	17,200	17,777

Total revenue	$42,656	$45,001	$131,232	$133,765

During the three months ended June 30, 2013, we made reclassifications to certain customers within our geographic regions. This was primarily the result of customers relocating from one geographic region to another geographic region. For all periods presented customers are reported in their new geographic region. The impact of the customer reclassifications from previously reported amounts were as follows. For the three months ended September 30, 2012, Americas increased $577, EMEA increased $933, and Asia Pacific decreased $1,510. For the nine months ended September 30, 2013, Americas increased $607, EMEA increased $1,267, and Asia Pacific decreased $1,874. For the nine months ended September 30, 2012, Americas increased $1,167, EMEA increased $3,324, and Asia Pacific decreased $4,491.

The following table sets forth long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2013	2012
Americas long-lived assets	$28,672	$36,513
International long-lived assets	8,962	11,125

Total long-lived assets	$37,634	$47,638

Approximately $1,195 of long-lived assets at December 31, 2012 has been reclassified to Americas from International.

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

As of September 30, 2013 and December 31, 2012, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis. These include money market funds, commercial paper, corporate notes and bonds, U.S. government agency bonds, and publicly traded stocks, which are classified as either cash and cash equivalents or marketable securities.

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

The following is a summary of fair value measurements at September 30, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$685	$—	$685	$—
Money market funds (2)	9,104	9,104	—	—
Corporate notes and bonds (1)	25,282	—	25,282	—
Commercial paper (1)	4,000	—	4,000	—
Certificate of deposit (1)	3,076	—	3,076	—
Publicly traded common stock (1)	6	6	—	—

Total assets measured at fair value	$42,153	$9,110	$33,043	$—

(1)	Classified in marketable securities
(2)	Classified in cash and cash equivalents

For the nine months ended September 30, 2013, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the nine months ended September 30, 2013, the Company had net unrealized losses of approximately $36.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC), on March 1, 2013 (Annual Report). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, among other things, statements as to industry trends, our future expectations, operations, financial condition and prospects, business strategies and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our SEC filings, including the Risk Factors set forth in our Annual Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation. All information is presented in thousands, except per share amounts, customer count and where specifically noted.

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

The integrated suite of services that we offer collectively comprises our Limelight Orchestrate Platform (the Orchestrate Platform). We provide the Orchestrate Platform as Software as a Service (SaaS) and Infrastructure as a Service (IaaS), which, other than content delivery, transit and rack space services, are referred to collectively as Value Added Services (VAS). We offer VAS both collectively as the end-to-end Orchestrate Platform and individually for customers that may not be inclined or able to adopt the entire platform. On October 15, 2013, we announced the next generation of our Limelight Orchestrate(TM) (the Orchestrate V2.5 Platform) Digital Presence Platform. The enhanced capabilities of the Orchestrate V2.5 Platform help organizations better engage digital audiences by ensuring consistent high-performance digital experiences across channels, devices, and geographies. As of September 30, 2013, we had 1,341 active customers worldwide.

The following table summarizes our revenue, costs and expenses for the three and nine months ended September 30, 2013 and 2012 (in thousands of dollars and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenues	$42,656	100.0%	$45,001	100.0%	$131,232	100.0%	$133,765	100.0%
Cost of revenue	27,051	63.4%	28,283	62.8%	83,774	63.8%	83,177	62.2%

Gross profit	15,605	36.6%	16,718	37.2%	47,458	36.2%	50,588	37.8%
Total operating expenses	25,828	60.5%	26,231	58.3%	77,731	59.2%	78,998	59.1%

Operating loss	(10,223)	-24.0%	(9,513)	-21.1%	(30,273)	-23.1%	(28,410)	-21.2%
Total other (expense) income	(483)	-1.1%	8,917	19.8%	328	0.2%	8,979	6.7%

Loss from continuing operations before income taxes	(10,706)	-25.1%	(596)	-1.3%	(29,945)	-22.8%	(19,431)	-14.5%
Income tax expense	197	0.5%	14	0.0%	328	0.2%	313	0.2%

Loss from continuing operations	(10,903)	-25.6%	(610)	-1.4%	(30,273)	-23.1%	(19,744)	-14.8%
Discontinued operations:
Loss from discontinued operations, net of income taxes	(15)	0.0%	(218)	-0.5%	(15)	0.0%	(918)	-0.7%

Net loss	$(10,918)	-25.6%	$(828)	-1.8%	$(30,288)	-23.1%	$(20,662)	-15.4%

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to illustrate the impact of the effects of share-based compensation, litigation expenses, amortization of intangibles, acquisition related expenses, gain on sale of cost basis investment and discontinued operations. We define EBITDA as U.S. GAAP net income (loss) before interest income, interest expense, gain on sale of cost basis investment, other income and expense, provision for income taxes, depreciation and amortization and discontinued operations. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for operational expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period. In addition, it should be noted that our performance-based executive officer bonus structure is tied closely to our performance as measured in part by certain non-GAAP financial measures.

In our November 5, 2013 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net loss, EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss

(In thousands)

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
U.S. GAAP net loss	$(10,918)	$(11,233)	$(828)	$(30,288)	$(20,662)
Share-based compensation	3,223	3,227	3,663	9,800	10,835
Litigation defense expenses	149	109	148	299	166
Acquisition related expenses	146	(9)	48	113	(372)
Amortization of intangible assets	711	718	721	2,161	2,144
Gain on sale of cost basis investment	—	—	(9,420)	—	(9,420)
Loss from discontinued operations	15	—	218	15	918

Non-GAAP net loss	$(6,674)	$(7,188)	$(5,450)	$(17,900)	$(16,391)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA

(In thousands)

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
U.S. GAAP net loss	$(10,918)	$(11,233)	$(828)	$(30,288)	$(20,662)
Depreciation and amortization	6,711	7,562	8,451	22,403	25,313
Interest expense	15	21	40	64	136
Gain on sale of cost basis investment	—	—	(9,420)	—	(9,420)
Interest and other (income) expense	468	(222)	463	(392)	304
Income tax expense	197	51	14	328	313
Loss from discontinued operations	15	—	218	15	918

EBITDA	$(3,512)	$(3,821)	$(1,062)	$(7,870)	$(3,098)
Share-based compensation	3,223	3,227	3,663	9,800	10,835
Litigation defense expenses	149	109	148	299	166
Acquisition related expenses	146	(9)	48	113	(372)

Adjusted EBITDA (loss)	$6	$(494)	$2,797	$2,342	$7,531

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. During the nine months ended September 30, 2013, there have been no significant changes in our critical accounting policies and estimates. However, we have supplemented our disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as noted below.

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

The estimated fair value of the reporting unit is determined using a market approach utilizing our market capitalization as adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of the annual impairment testing date and at December 31, 2012, we determined that goodwill was not impaired. The estimated fair value of our reporting unit exceeded carrying value by approximately $23,000 or 10% using the market capitalization plus an estimated control premium of 40% on September 30, 2013. Based on this analysis, management believes goodwill is not impaired at September 30, 2013; however, adverse changes to certain key assumptions as described above could result in a future charge to earnings.

Results of Continuing Operations

Revenue

We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services. We also maintain relationships with a number of resellers that purchase our services for resale to their end customers.

The following table reflects our revenue for the three and nine months ended September 30, 2013 and 2012 (in thousands of dollars and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Content delivery network	$26,978	63.2%	$29,438	65.4%	$84,180	64.1%	$90,378	67.6%
Value added services	15,678	36.8%	15,563	34.6%	47,052	35.9%	43,387	32.4%

Total revenue	$42,656	100.0%	$45,001	100.0%	$131,232	100.0%	$133,765	100.0%

Our content delivery revenue decreased during the three and nine months ended September 30, 2013 versus the comparable 2012 periods primarily due to the expiration of our reseller contract with Global Crossing during the second quarter of 2012, customer churn, a decline in our average unit selling price, a decline in our transit and co-location services revenue and foreign currency impact. These decreases were partially offset by increased traffic delivered and the addition of new customers.

As of September 30, 2013, we had 1,341 active customers worldwide compared to 1,493 as of September 30, 2012, due in part to our continued selective approach to accepting profitable business by establishing a clear process for identifying customers that value quality, performance, availability and service. Despite adding many new customers during the quarter, we ended the quarter with a net customer loss.

In the past, the customers that comprise our top 10 customers have continually changed, and our large customers such as Netflix, Inc. (Netflix) may not continue to be as significant going forward as they have been in the past. As previously disclosed, our contract with Netflix was scheduled to expire on December 31, 2013. During the second quarter of 2013 we entered into an agreement to extend our relationship into 2014.

Our VAS revenue increased during the three and nine months ended September 30, 2013 versus the comparable 2012 periods primarily due to an increase in our video revenue and our performance services revenue. These increases were partially offset by decreases in our professional services and content management revenue.

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Americas	$28,587	$31,199	$89,463	$92,799
EMEA	7,960	7,243	24,569	23,189
Asia Pacific	6,109	6,559	17,200	17,777

Total revenue	$42,656	$45,001	$131,232	$133,765

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

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Bandwidth and co-location fees	$14,266	33.4%	$14,030	31.2%	$43,766	33.4%	$40,868	30.6%
Depreciation - network	5,278	12.4%	6,970	15.5%	18,078	13.8%	20,984	15.7%
Payroll and related employee costs	4,703	11.0%	4,614	10.3%	13,993	10.7%	13,431	10.0%
Professional fees and outside services	600	1.4%	388	0.9%	1,785	1.4%	1,180	0.9%
Share-based compensation	499	1.2%	604	1.3%	1,518	1.2%	1,594	1.2%
Travel and travel-related expenses	247	0.6%	243	0.5%	661	0.5%	815	0.6%
Royalty expenses	225	0.5%	246	0.5%	675	0.5%	657	0.5%
Other costs	1,233	2.9%	1,188	2.6%	3,298	2.5%	3,648	2.7%

Total cost of revenue	$27,051	63.4%	$28,283	62.8%	$83,774	63.8%	$83,177	62.2%

Our cost of revenue decreased in aggregate dollars and slightly increased as a percentage of total revenue for the three months ended September 30, 2013 versus the comparable 2012 period, primarily as a result of a decrease in network depreciation as equipment becomes fully depreciated.

This decrease was partially offset by increases in:

•	Bandwidth and co-location fees which increased primarily due to increased peering costs and rack fees as a result of an increase in traffic delivered;

•	Payroll and related employee costs due to increased operations personnel; and

•	Professional fees and outside services which increased due to higher consulting fees.

Our cost of revenue increased in aggregate dollars and as a percentage of total revenue for the nine months ended September 30, 2013 versus the comparable 2012 period, primarily as a result of the following:

•	Bandwidth and co-location fees which increased primarily due to increased peering costs and rack fees as a result of an increase in traffic delivered; and

•	Professional fees and outside services which increased due to higher consulting fees.

•	Payroll and related employee costs increased due to increased operations personnel.

These increases were partially offset by a decrease in network depreciation as equipment becomes fully depreciated.

We anticipate our 2013 total cost of revenue will remain consistent with 2012 in absolute dollars and slightly increase as a percent of sales. We anticipate depreciation expense related to our network equipment to decrease compared to 2012 in absolute dollars.

General and Administrative

General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Payroll and related employee costs	$2,290	5.4%	$2,004	4.5%	$7,612	5.8%	$6,904	5.2%
Professional fees and outside services	2,137	5.0%	2,279	5.1%	5,873	4.5%	6,136	4.6%
Share-based compensation	1,591	3.7%	1,571	3.5%	4,817	3.7%	4,637	3.5%
Litigation expenses	149	0.3%	148	0.3%	299	0.2%	166	0.1%
Bad debt expense	227	0.5%	221	0.5%	758	0.6%	1,105	0.8%
Travel and travel-related expenses	167	0.4%	114	0.3%	476	0.4%	450	0.3%
Other costs	2,048	4.8%	2,420	5.4%	5,212	4.0%	5,732	4.3%

Total general and administrative	$8,609	20.2%	$8,757	19.5%	$25,047	19.1%	$25,130	18.8%

Our general and administrative expense decreased in aggregate dollars and increased as a percentage of total revenue for the three months ended September 30, 2013 versus the comparable 2012 period, primarily as a result of the following:

•	A decrease in other costs which was primarily due to lower facilities and facilities related costs; and

•	Decreased consulting and professional fees.

These decreases were partially offset by increases in:

•	Payroll and payroll related employee costs and share-based compensation due to higher headcount.

Our general and administrative expense decreased in aggregate dollars and slightly increased as a percentage of total revenue for the nine months ended September 30, 2013 versus the comparable 2012 period, primarily as a result of the following:

•	A decrease in other costs which was primarily due to lower non-income taxes due to a recovery of use tax, and decreased facilities and facilities related costs;

•	Decreased bad debt expense due to lower past due and unrecoverable amounts from certain customers; and

•	Decreased consulting and professional fees.

These decreases were partially offset by increases in:

•	Payroll and payroll related employee costs and share-based compensation due to higher headcount; and

•	Litigation expenses due to work performed related to the Akamai litigation.

In 2013, we expect our general and administrative expenses to decrease in absolute dollars and remain constant as a percentage of revenue compared to 2012. We expect that share-based compensation expense will decrease in absolute dollars and slightly decrease as a percentage of revenue compared to 2012.

Sales and Marketing

Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Payroll and related employee costs	$6,182	14.5%	$6,516	14.5%	$18,813	14.3%	$20,801	15.6%
Professional fees and outside services	861	2.0%	680	1.5%	1,745	1.3%	1,516	1.1%
Travel and travel-related expenses	771	1.8%	924	2.1%	2,164	1.6%	3,102	2.3%
Share-based compensation	637	1.5%	836	1.9%	1,896	1.4%	2,503	1.9%
Marketing programs	486	1.1%	586	1.3%	2,010	1.5%	1,785	1.3%
Other costs	1,426	3.3%	1,495	3.3%	4,917	3.7%	4,724	3.5%

Total sales and marketing	$10,363	24.3%	$11,037	24.5%	$31,545	24.0%	$34,431	25.7%

Our sales and marketing expense decreased in aggregate dollars and as a percentage of total revenue for the three months ended September 30, 2013 versus the comparable 2012 period, primarily as a result of the following:

•	Payroll and related employee costs decreased due to lower salaries as a result of lower headcount;

•	Travel and travel-related expenses and stock-based compensation decreased due to lower headcount in our sales organization; and

•	Marketing expense decreased due to reduced advertising and promotional expense.

These decreases in costs were partially offset by an increase in consulting and professional fees.

Our sales and marketing expense decreased in aggregate dollars and as a percentage of total revenue for the nine months ended September 30, 2013 versus the comparable 2012 period, primarily as a result of the following:

•	Payroll and related employee costs decreased due to lower salaries and lower variable compensation on reduced revenue and lower headcount; and

•	Travel and travel-related expenses and stock-based compensation decreased due to lower headcount in our sales organization.

These decreases in costs were partially offset by increases in:

•	Consulting and professional fees;

•	Marketing programs as a result of trade shows and the announcement of Limelight Orchestrate V2.0 during the second quarter of 2013; and

•	Other costs due to increased facility and facility related costs and increased fees and licenses.

We anticipate our sales and marketing expenses will decrease in 2013 in absolute dollars and slightly decrease as a percentage of revenue compared to 2012. We expect that share-based compensation expense will decrease in absolute dollars and slightly decrease as a percentage of revenue in 2013 compared to 2012.

Research and Development

Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Payroll and related employee costs	$4,007	9.4%	$3,687	8.2%	$12,538	9.6%	$11,293	8.4%
Share-based compensation	495	1.2%	652	1.4%	1,569	1.2%	2,100	1.6%
Professional fees and outside services	347	0.8%	283	0.6%	1,074	0.8%	745	0.6%
Travel and travel-related expenses	288	0.7%	140	0.3%	730	0.6%	415	0.3%
Other costs	286	0.7%	194	0.4%	903	0.7%	555	0.4%

Total research and development	$5,423	12.7%	$4,956	11.0%	$16,814	12.8%	$15,108	11.3%

Our research and development expense increased in aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2013 versus the comparable 2012 periods, primarily as a result of the following:

•	Increased payroll and related employee costs due to increased salaries for network and software engineering personnel; and

•	Increased professional fees primarily due to higher consulting costs.

These increases in research and development expense were partially offset by a decrease in stock-based compensation.

We anticipate our research and development expenses will increase in 2013 in absolute dollars and slightly increase as a percentage of revenue compared to 2012. We expect stock-based compensation to slightly decrease in both absolute dollars and as a percent of revenue.

Depreciation and Amortization (Operating Expenses)

Depreciation and amortization expense was $1,433 and $4,325, or 3.3% of revenue, for the three and nine months ended September 30, 2013 versus $1,481 and $4,329, or 3.3% of revenue, for the comparable 2012 periods. Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Interest Expense

Interest expense was $15 and $64 for the three and nine months ended September 30, 2013 versus $40 and $136 for the comparable 2012 periods. Interest expense is primarily comprised of interest paid on capital leases.

As of September 30, 2013, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income

Interest income was $89 and $238 for the three and nine months ended September 30, 2013 versus $88 and $277 for the comparable 2012 periods. Interest income includes interest earned on invested cash balances and marketable securities.

Gain on Sale of Cost Basis Investment

In August 2012, we sold our strategic investment in Gaikai Inc., a private cloud-based gaming company and we recorded a gain on sale of our cost basis investment of $9,420.

Other (Expense) Income

Other (expense) income was $(557) and $154 for the three and nine months ended September 30, 2013 versus $(551) and $(582) for the comparable 2012 periods. Other (expense) income consists primarily of foreign currency transaction gains and losses.

Income Tax Expense

Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from continuing operations for the three and nine months ended September 30, 2013 were $197 and $328, respectively, versus $14 and $313, respectively, for the comparable 2012 periods. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.

Loss from Discontinued Operations

Discontinued operations relate to our EyeWonder, LLC (EyeWonder) and chors GmbH (chors) rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG FastChannel, Inc. (currently Digital Generation, Inc.) (DG). See Note 4 of Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about discontinued operations.

Liquidity and Capital Resources

As of September 30, 2013, our cash, cash equivalents and marketable securities classified as current totaled $112.3 million. Included in this amount is approximately $13.6 million of cash and cash equivalents held outside the United States that would be subject to withholding taxes upon repatriation.

The major components of changes in cash flows for the nine months ended September 30, 2013 and 2012 are discussed in the following paragraphs.

Operating Activities

Net cash provided by operating activities of continuing operations decreased by $1,659 for the nine months ended September 30, 2013 versus the comparable 2012 period. Changes in operating assets and liabilities of $4,076 during the nine months ended September 30, 2013 versus $378 in the comparable 2012 period were primarily due to:

•	Accounts receivable decreased $177 during the nine months ended September 30, 2013 due to the timing of billings net of collections as compared to a $1,468 increase in the comparable 2012 period;

•	Prepaid expenses and other current assets and other long-term assets decreased $2,838 due to the amortization of certain prepaid vendor contracts and the collection of non-income tax related receivables during the nine months ended September 30, 2013 versus the comparable 2012 period; and

•	Accounts payable increased $1,102 during the nine months ended September 30, 2013 versus the comparable 2012 period.

Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2013 and potential litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our Days Sales Outstanding will also affect the future amount of cash used in or provided by operating activities.

Investing Activities

Net cash used in investing activities of continuing operations was $27,051 for the nine months ended September 30, 2013 versus $8,098 for the comparable 2012 period. Net cash used in investing activities was principally comprised of cash used for the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform, offset by cash generated from maturities of short-term marketable securities, the proceeds from the sale of our investment in Gaikai Inc. (Gaikai) and the proceeds from the sale of discontinued operations.

In May 2010, we made a strategic investment in Gaikai, a private cloud-based gaming technology company. In August 2012, Sony Computer Entertainment Inc. acquired Gaikai for approximately $380,000 and we received $10,154 in proceeds from the sale of our investment in Gaikai and expect to receive an additional $1,237 depending upon the amount of indemnification claims made during the 15 month indemnification period.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During 2012, we made capital expenditures of $18,390, which represented 10% of our total revenue. For the nine months ended September 30, 2013, we made capital expenditures of $12,685, which represented approximately 10% of our total revenue.

Financing Activities

Net cash used in financing activities of continuing operations was $8,916 for the nine months ended September 30, 2013 versus $18,041 for the comparable 2012 period. Net cash used in financing activities in the nine months ended September 30, 2013 related to payments made for the purchase of our common stock under our stock repurchase plans of $5,512, payments of employee tax withholdings related to restricted stock units of $2,309 and payments made on our capital lease obligations of approximately $1,124.

On October 29, 2012, our board of directors authorized and approved a third common stock repurchase plan that authorized us to repurchase up to $10,000 of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. During the three months ended March 31, 2013, we purchased and cancelled approximately 2,300 shares under the third repurchase plan. Any repurchased shares were cancelled and returned to authorized but unissued status. Our third common stock repurchase plan is now complete.

During the nine months ended September 30, 2012, cash used for the purchase of our common stock under our stock repurchase plans was $16,273, payments of employee tax withholdings related to restricted stock units of approximately $601 and payments made on our capital lease obligations was $1,322, partially offset by cash received from the exercise of stock options of $155.

As of September 30, 2013, we had no outstanding debt other than the aforementioned capital leases.

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

The following table presents our contractual obligations and commercial commitments, as of September 30, 2013 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
Contractual obligations as of September 30, 2013	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$21,679	$16,436	$4,591	$652	$—
Rack space leases	42,309	19,486	22,240	583	—
Real estate leases	13,689	3,737	5,476	3,574	902

Total operating leases	77,677	39,659	32,307	4,809	902
Capital leases	1,064	628	424	12	—
Other purchase obligations	1,547	449	1,098	—	—

Total commitments	$80,288	$40,736	$33,829	$4,821	$902

Off Balance Sheet Arrangements

As of September 30, 2013, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2012 and the nine months ended September 30, 2013 would have been higher by approximately $3.0 million and $2.3 million, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Credit Risk

        During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2012, sales to our top 10 customers accounted for approximately 33% of our total revenue, and we had one customer, Netflix, which represented approximately 11% of our total revenue. For the three months ended September 30, 2013 and 2012, sales to our top 10 customers accounted for approximately 36% and 35%, respectively, of our total revenue. For the nine months ended September 30, 2013 and 2012, sales to our top 10 customers accounted for approximately 35% and 32%, respectively, of our total revenue. During the nine months ended September 30, 2013 and 2012, Netflix represented approximately 12% and 11%, respectively, of our total revenue. In 2013, we anticipate that our top 10 customer concentration levels will remain consistent with 2012. In the past, the customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation with Akamai and the Massachusetts Institute of Technology (MIT) relating to a claim of patent infringement. The action was filed in June 2006 in the United States District Court for the District of Massachusetts. The trial date was set for February 2008 with respect to four claims relating to United States Patent No. 6,108,703 (the ’703 patent). Before trial, Akamai waived by stipulation its claims of indirect or induced infringement and proceeded to trial only on the theory of direct infringement. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ’703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45,500 which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded pre-judgment interest which we estimated to be $2,600 at December 31, 2007. We recorded the aggregate $48,100 as a provision for litigation as of December 31, 2007. During 2008, we recorded an additional provision of approximately $17,500 for potential additional infringement damages and interest. On July 1, 2008, the court denied our motions for JMOL, Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and denied its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for reconsideration of JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp., released after the court denied our initial motion for JMOL. On April 24, 2009, the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ’703 patent and that we were entitled to JMOL. Based upon the court’s April 24, 2009 order, we reversed the $65,600 provision for litigation previously recorded for this lawsuit as we no longer believed that payment of any amounts represented by the litigation provision was probable. The court entered final judgment in our favor on May 22, 2009, and Akamai filed a notice of appeal of the court’s decision on May 26, 2009. On December 20, 2010, the Court of Appeals for the Federal Circuit issued its opinion affirming the trial court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the trial court’s entry of judgment in our favor, and reinstated the appeal.

        On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined we did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and will seek to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to our petition. On June 24, 2013, the Supreme Court asked the Solicitor General to weigh in on our petition. On September 4, 2013, we met with the Solicitor General’s office, and on October 15, 2013, we filed a letter of further explanation with the Solicitor General’s office. We believe that the Court of Appeals new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as we have successfully shown that we do not directly infringe Akamai’s patent, we firmly believe that we will ultimately be successful in showing that we do not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory, and do not believe a loss is probable. We will continue to vigorously defend against the allegation; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct significant portions of our business and to offer certain of our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. In light of the status of the litigation, we believe that there is a reasonable possibility that we have incurred a loss related to the Akamai litigation. While we believe that there is a reasonable possibility that a loss has been incurred, we are not able to estimate a range of the loss due to the complexity and procedural status of the case and do not believe a loss is probable therefore, no provision for this lawsuit is recorded in our consolidated financial statements.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP (EY), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues, including our efforts in implementing controls and procedures related to acquired or merged operations. We currently do not have an internal audit group and use an international accounting firm to assist us with our assessment of the effectiveness of our internal controls over financial reporting. In future years, if we fail to timely complete this assessment, or if E&Y cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline, and we could be subject to regulatory sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. Sales to our top 10 customers in 2012 accounted for approximately 33% of our total revenue. For the nine months ended September 30, 2013, sales to our top 10 customers accounted for approximately 35% of our total revenue. During 2012, we had one customer, Netflix, which represented approximately 11% of our total revenue. For the nine months ended September 30, 2013, we had one customer Netflix, which represented approximately 12% of our total revenue. Our contract with Netflix was scheduled to expire on December 31, 2013. During the second quarter of 2013 we entered into an agreement to extend our relationship into 2014. Large customers may not continue to be as significant going forward as they have been in the past.

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

As of September 30, 2013 we had a goodwill balance of $80.7 million, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.

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

Five members of our senior management team, our President and Chief Executive Officer, Robert A. Lento, our Senior Vice President and incoming Chief Financial Officer and Treasurer, Peter J. Perrone, our Chief Marketing Officer, Charles Kirby Wadsworth, our Chief Sales Officer, George E. Vonderhaar, and our Senior Vice President Development and Delivery, Kurt Silverman have been hired by us since June 2012. In addition, we recently eliminated the position of Chief Operating Officer and the responsibilities of this position are being distributed among the current management team. As a result, our senior management team has limited experience working together as a group and will be required to perform additional responsibilities. This lack of shared experience and experience with these additional responsibilities could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.

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

As of September 30, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding common stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

LIMELIGHT NETWORKS, INC.

Date: November 6, 2013	By:	/s/ Douglas S. Lindroth
Douglas S. Lindroth
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)