Form 10-K
period 2013-12-31
Limelight Networks, Inc.
filed 2014-02-20
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $125.6 million based on the last reported sale price of the common stock on the Nasdaq Global Select Market on June 28, 2013.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 3, 2014: 97,843,306 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

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
PART I
Item 1.        Business
Overview
Limelight operates a globally distributed, high-performance, computing platform (our global network) and provides a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration, and cloud storage services. These four primary service groups work collectively to enable organizations to deliver digital content to any device, anywhere in the world.
The suite of services that we offer collectively comprises our Limelight Orchestrate Platform (the Orchestrate Platform). Recently, we launched a revised website that brought further focus to what we offer to the market by aligning products to four core solutions-Video Delivery, Web Delivery, Mobile Delivery, and Software Delivery-that better reflect the core functionality and strength of the Orchestrate Platform. Included in this version of the website launch was the renaming of the Orchestrate Digital Presence Platform to the Limelight Orchestrate Platform, bringing a tighter focus to what we believe is the core service Limelight brings to the market, the delivery of digital content from publishers to end-users.
As a result of our renewed focus, we sold our Orchestrate Content Management service in December 2013. Consistent with our focus on digital content delivery services, the integration of our services and the disposal of our web content management service line, going forward we will no longer distinguish between value added services and non-value added services.
The services we provide through the Orchestrate Platform help our customers optimize and deliver digital content to web, mobile, social, gaming, large screen, and other digital channels. These services provide advanced features including video publishing, mobile enablement, content delivery, website and web application acceleration, transcoding, and cloud storage. These services leverage our global network, which provides highly available, highly redundant storage, bandwidth, and computing resources, as well as connectivity to last-mile broadband network providers.
We derive revenue primarily from the sale of services that comprise components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services. We also maintain relationships with resellers that purchase our services for resale to their end customers.
We provide our services to customers that we believe view Internet, mobile, social, and other digital initiatives as critical to their success, including traditional and emerging media companies operating in the television, music, radio, newspaper, magazine, movie, game, software, and social media industries, as well as to enterprises, technology companies, and government entities conducting business online. Our offerings enable our customers to deliver a high quality online experience across all customer interaction channels, and thereby improve brand awareness, drive revenue, and enhance their customer relationships.
We are a Delaware corporation formed in 2001. Our principal executive offices are located at 222 South Mill Avenue, 8th Floor, Tempe, Arizona 85281, and our main telephone number is (602) 850-5000. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. We began international operations in 2004. As of December 31, 2013, we had approximately 1,295 active customers and had a presence in approximately 52 countries throughout the world. As used herein, “Limelight,” “we,” “us” and “our” refer to Limelight Networks, Inc. and its subsidiaries, unless the context indicates otherwise.

We are registered as a reporting company under the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, we file or furnish with the Securities and Exchange Commission, or the Commission, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports as required by the Exchange Act and the rules and regulations of the Commission. We refer to these reports as "Periodic Reports". The public may read and copy any Periodic Reports or other materials we file with the Commission at the Commission’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the Commission maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Limelight Networks, Inc., that file electronically with the Commission. The address of this website is www.sec.gov.
Our Internet website address is www.limelight.com. We make available, free of charge, on or through our Internet website our Periodic Reports and amendments to those Periodic Reports as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this annual report on Form 10-K.

Six Trends Driving Internet Traffic Growth
We believe there are six important trends significantly impacting any organization’s ability to deliver digital experiences and conduct their on-line-business operations across web, mobile, social, and large screen channels to a wide variety of online, mobile and connected devices. We believe these trends are:

•
The evolution of digital marketing. As the global online economy has continued to expand and grow, it has become increasingly difficult for businesses to capture consumer attention. Because of this difficulty, we anticipate that marketing will continue to evolve from broadcast advertising and other marketing messages to engaging with users through conversations associated with content in a variety of places including websites and social networks. We believe this kind of engagement requires that content be delivered in a manner that meets the high user expectations for the delivery and responsiveness of digital experiences.

•
The continued growth of online video. Consumers are increasingly demanding and consuming, and publishers are increasingly making available for these consumers, video, music, and other forms of rich media over the Internet. In particular, we anticipate that consumer demand for online video will continue to grow rapidly. This anticipation is supported by Cisco’s annual report of Internet traffic and consumer behavior that predicts by 2017, over 70% of Internet traffic will be online video. Because of this trend, we expect that businesses will continue to incorporate video into their digital marketing efforts as a way to further differentiate their message from competitors and generate new opportunities for engagement. Video consumption on mobile devices is also growing rapidly.

•
Mobile First. We believe that mobile is becoming increasingly important as a primary method users use to interact with online content, a position supported by Google’s 2012 “The Multi-Screen World” study that among other things, concluded that consumers typically utilize four devices every day to consume content-smartphones, tablets, PCs, and TVs. The study further indicated that consumers start many activities on their mobile devices and finish them on larger screens. Ultimately, mobile devices enable consumers to remain connected and engaged with an organization’s story when they are away from their primary computers or TVs. But in order for those consumers to remain engaged, the experience must be consistent across devices. An organization’s dynamic content and video has to be accessible regardless of device and provide the same engagement and interaction with those users.

•
The continued migration of IT services into the cloud. Enterprises may seek to decrease infrastructure expenditures by moving to a “cloud-based” model in which application delivery and storage are available on-demand and paid for on an as-needed basis. We anticipate that the core cloud computing market will continue to grow at a rapid pace as the cloud increasingly becomes a mainstream IT strategy embraced by corporate enterprises and government agencies. This core market includes platform-as-a-service (PaaS) and infrastructure-as-a-service (IaaS) offerings, as well as the cloud-delivered software used to build and manage a cloud environment.

•
Increasing user expectations for digital experience performance. Websites are becoming increasingly complex and large while user expectations for website performance are becoming more demanding. We anticipate that these demanding consumer expectations will drive a continued need for website and web application acceleration services. The combination of performance expectation coupled with multi-device delivery creates a considerable challenge for most organizations.

•
Increasing need for scalable storage. According to International Data Corporation, the amount of data created each year has grown exponentially: it reached 2.8 zettabytes in 2012 and is expected to double by 2015. We believe this exponential growth in data production will create demand for flexible and scalable storage mechanisms to support growing libraries of digital content not only for direct storage, but also for indirect replication and backup. We anticipate the need for digital content storage and replication/backup to increase because of the growing demand for video and other types of digital content as well as other trends like the continued migration of IT services into the cloud.
Requirements for delivering effective digital experiences
We believe that the challenges of delivering a global digital presence, and ensuring effective audience experience with digital content, particularly related to rich media, dynamic content, and applications over the Internet to a wide variety of mobile and connected devices have created a new set of technical, management, and economic requirements for organizations seeking to succeed in the online economy. We believe those requirements include the following:

•
Reduction of IT involvement. As businesses rely increasingly on cloud-based services they will require more intuitive web-based interfaces that enable adoption and usage of the cloud-based services by the entire company or organization, regardless of location, with less direct IT support required.

•
Business rules-based content delivery. Consumers increasingly expect the ability to consume any form of media content online. To meet this expectation, traditional media companies are making their enormous libraries of content, such as television shows and movies, available for viewing online. Content providers often have regulations with respect to where they can display their content. Accordingly, companies require powerful features that enable them to control where content is stored, for how long, and in what regions it can be delivered.

•
Ability to scale capacity to handle rapidly accelerating demand. Online businesses must scale delivery of their web presence smoothly as the quantity of their site visitors or audience increases to avoid delays for users. When a large number of users simultaneously access a particular digital content asset like a website or video, the operator must be able to meet that surge in demand without making users wait. Rapidly accelerating demand can be related to a single event, such as a breaking news story or seasonal shopping, or can be spread across an entire library of content, such as when a social media website surges in popularity.

•
Ability to easily publish and deliver online video. As the consumer demand for online video grows, businesses and organizations may be required to adopt video into their marketing messages. But there are a host of complexities involved in developing and implementing a “video publishing workflow.” Businesses will require intuitive tools that will enable them to manage their video portfolio, and quickly and efficiently publish and deliver their video content at scale with quality performance. Additionally, businesses will require that video content can be converted automatically for quality playing on any mobile device with the opportunity to integrate advertisements into on-demand assets.

•
Addressing mobile users. With the increasing popularity of smartphones and tablets, businesses and organizations must ensure that their content, whether dynamic web pages or video, display properly in their mobile format. However, adding this requirement to existing content publishing workflows may greatly complicate internal processes that may result in delays for making content available to end users. Additionally, because many mobile devices have separate requirements, businesses will require features for automatically delivering correctly formatted content.

•
Reliability. Throughout the path data must traverse to reach a user, problems with the underlying infrastructure supporting the Internet can occur. For example, servers can crash or network connections can fail. Network, datacenter, or service provider outages can mean frustrated users, lost audiences, and missed revenue opportunities. Businesses require a massively redundant network.

•
Security. Maintaining effective security is a challenge for any enterprise that operates an Internet presence. Threats, such as attacks, viruses, and piracy can impact online web presence in many ways, including compromising personal and sensitive information, loss of customer trust and loyalty, loss of revenue, and negative publicity and brand reputation. Businesses require services that employ a number of software and network features to mitigate the risk of unauthorized access to content and network-related attacks against web properties.

Our Services
We believe our integrated, feature-rich, suite of services and solutions coupled with our global network are responsive to the trends that are driving internet growth and address the requirements for delivering effective digital experiences. Our primary services include the following:

•
Content delivery services improve the reliability and performance of digital content by using our global network to deliver rich media files such as video, music, games, and software, or live streaming of corporate or entertainment events. We support all major formats as well as dynamic and static webpages.

•
Mobile delivery services help publishers deliver properly-formatted, device-optimized video to almost any media-enabled mobile device as well as to present dynamic pre-, mid-, or post-roll video and audio advertising into media that is delivered to mobile or connected users. These mobility services automatically detect the requesting mobile device and provide a version of the content suitable to that device.

•
Video content management services help organizations publish, manage, syndicate, analyze, and monetize video content through a cloud-based service. Services here also include off-the-shelf players for quick deployment, a mobile application to capture video in the field, and monetization features that enable customers to integrate advertising into the video playback experience.

•
Performance services improve web experiences by speeding up the loading of web pages for faster action and providing consistent performance from any geography for dynamic and personalized content, online commerce transactions, and web applications.

•
Cloud storage services provide customers with a scalable, redundant, geographically diverse storage of media and enterprise content offering policies for global geographic placement, content workflow, and business logic controls.

•
Insight services are our reporting and analytics capabilities that enable customers to manage and configure how their content is delivered and presented to online users. Together, our complete set of reporting and analytics services help online businesses increase efficiency, reduce expenses, improve end-user experience, and provide insight into performance of content delivery or web property. These services include features such as customer provisioning, custom control over delivery and storage options, custom reports, and an Internet health monitor that provides insight into potential sources of end user experience issues.

•
Professional services help customers assess their digital content delivery and optimization strategies and provide best practice support for network architecture design, storage infrastructure, web application development, creative design, live event execution, and the design, deployment, and management of infrastructure.

Limelight Networks Global Network
Our global network provides highly available, highly redundant storage, bandwidth, and computing resources in support of our services and solutions. This architecture, managed by our proprietary software, automatically responds to network and datacenter outages and disruptions. All of our delivery locations are interconnected via our global network and also connected to multiple Internet backbone and broadband Internet service provider (ISP) networks. Additionally, each location has redundant network equipment connectivity and server capacity, enabling us to continue serving content even if a network connection or server fails. Automatic failover and recovery not only provide uninterrupted customer service but also simplify network maintenance and upgrades. This global network has three main features:

•
Densely configured, high-capacity. Our global network consists of dense clusters of specially configured servers organized into large, multi-tiered, logical delivery locations. The extensive storage capacity of these logical locations leads to fewer cache misses to our network of servers than we believe would occur in other content delivery network (CDN) architectures and provides significant scalability and responsiveness to surges in end-user demand. The clustering of many high-performance CPUs provide us with aggregated computational power.

•
Many connections to other networks. Our logical locations are directly connected to hundreds of ISPs and other user access networks, which are computer networks connected to end-users. In addition, for dedicated connectivity between our logical locations, we operate a dedicated fiber optic backbone and metro area networks. Also, our infrastructure has multiple connections to the Internet. In combination, these connections enable us to frequently bypass the often-congested public Internet, improving the delivery speed of content.

•
Intelligent software to manage the network. We have developed proprietary software that manages our global network. This software manages, among other things, the delivery of digital content, the retrieval of dynamic content, storage and retrieval of objects, activity logging, and information reporting.

Segment and Geographic Information
We operate in one industry segment, providing content delivery and related services and solutions for global businesses to deliver their digital content across Internet, mobile, and social channels. We operate in three geographic areas - Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific. For the years ended December 31, 2013, 2012, and 2011, approximately 32%, 30%, and 30%, respectively, of our total revenue was derived from our operations outside the Americas. For the years ended December 31, 2013, 2012, and 2011, we derived approximately 57%, 57%, and 62%, respectively of our international revenue from EMEA and approximately 43%, 43%, and 38%, respectively, of our international revenue from Asia Pacific. For the year ended December 31, 2013, we made reclassifications to certain customers within our geographic regions. This was primarily the result of customers relocating from one geographic region to another geographic region. For all periods presented customers are reported in their new geographic region. The impact of the customer reclassifications from previously reported amounts were as follows. For the year ended December 31, 2012, Americas increased $1,734 or 1%, EMEA increased $4,422 or 17%, and Asia Pacific decreased $6,156 or 21%. For the year ended December 31, 2011, Americas increased $567 or 1%, EMEA increased $5,729 or 22%, and Asia Pacific decreased $6,296 or 24%. During 2013 and 2011, no single country outside of the United States accounted for 10% or more of our total revenues. During 2012, we had two countries, Japan and the United States that represented more than 10% of our total revenues. For a description of risks attendant to our foreign operations, see the section titled “Risk Factors” set forth in Part 1, Item 1A of this annual report on Form 10-K. For more segment and geographic information, including revenue from customers, a measure of profit or loss, and total assets for each of the last three fiscal years, see our Consolidated Financial Statements included in this annual report on Form 10-K, including Note 23 thereto.
Sales, Service and Marketing
Our sales and service professionals are located in five offices in the United States with an additional nine office locations in EMEA and Asia Pacific. We target media, high tech, software, gaming, enterprise and government agencies and other organizations for which the delivery of digital content is critical to the success of their business using:

•	Telesales. Our telesales force is responsible for qualifying demand, and managing direct sales opportunities within the small and mid-market.

•	Field sales. Our field sales force is responsible for managing direct sales opportunities in major accounts and channels.

•
Resellers and distribution partners. We maintain relationships with selected resellers who have relationships with target customers in specific regions or markets, and with selected partners who embed our services or solutions into their offerings.

Our sales and service organization includes employees in telesales and field sales, professional services, account management, and solutions engineering. As of December 31, 2013, we had approximately 124 employees in our sales and service organization. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train, and retain sufficient sales, technical, and global services personnel, and how well we establish and maintain our distribution and reseller relationships. We believe that the complexity of our services will continue to require highly trained global sales and services personnel.
To support our sales efforts and promote the Limelight brand, we conduct marketing programs. Our marketing strategies include an active public relations campaign, advertisements, events and trade shows, strategic alliances, and on-going customer communication programs. As of December 31, 2013, we had 21 employees in our global marketing organization.

Customers
Our customers operate in the media, entertainment, gaming, software, enterprise, and public sectors. As of December 31, 2013, we had approximately 1,295 active customers worldwide, including many widely recognized names in the fields of video, digital music, news media, games, rich media applications, and software delivery. During 2013, some of our most notable customers included Amazon, Bell Canada, QVC, Swiss Re, Electronic Arts, Ciena, NetApp, Middle East Broadcasting Company, NFL, Microsoft, Netflix, Nintendo Wii, Nissan, Sony PlayStation, ABC, BBC, NBC, Punjab Kesari Group, and Fasig Tipton.
During 2013, 2012 and 2011, we had one customer, Netflix who accounted for more than 10% of our revenue. For each of the years ended December 31, 2013, 2012 and 2011, Netflix represented approximately 11% of our total revenue. We recently entered into an agreement with Netflix to extend our relationship into mid-2014. In the past, the customers that comprise our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

From time to time we have discontinued service to customers for non-payment. Although we did not receive continuing revenue from these former customers, these changes provided for a stronger mix of customers across our base, decreased our days sales outstanding, and allowed us to recoup network capacity to help meet future growth needs. We continue to focus on acquiring and retaining high quality customers across all market segments.

Competition
We operate in the digital content delivery market, which is rapidly evolving and highly competitive. We expect this competitive environment to continue. We believe that the principal competitive factors affecting this market fall into three primary categories: management, delivery, and metrics.
Management for digital content is measured by the features available for managing, publishing, and delivering digital content across multiple channels and to multiple devices.
Delivery for digital content is measured by scale and performance. We measure scale by the number of physical locations in the network and the capabilities of the network to deliver large amounts of content to locations around the world and to absorb unplanned spikes in requests for content. We measure performance by file delivery time, end-user media consumption rates, quality of the end-user experience, and scalability, both in terms of average capacity and special event capacity.
In addition, metrics around the ability to efficiently locate and deliver web content, the ease of implementation, the ability to customize systems for unique content types and mixes, reliability, security, consumer engagement, and cost efficiency continue to be key criteria for this market.
The market for digital content delivery is increasingly complex and can require multiple vendors to provide customers with a complete set of tools and services to manage and deliver all of their digital content to all audiences as part of a global digital presence. We believe customers will increasingly look for a single vendor to help them deliver their digital content, to lower costs in relationship and administration management, reduce risk to their business, increase overall quality and speed of delivery, and improve and measure consumer engagement effectiveness.
We believe our integrated suite of services and solutions supported by our global network compete effectively in digital content delivery and provide a competitive advantage in that our integrated suite coupled with our global network help obviate the need for customers to seek and manage multiple vendors who provide multiple point solutions. We also believe the combination of cloud-based software (SaaS) and infrastructure/bandwidth associated with the physical global network (IaaS) solve multiple challenges for IT departments by removing the need to install, manage, or provision software and hardware to satisfy the requirements for storing and delivering digital content.
We believe our future success will depend on our ability to continue to enhance the performance, integration, and functionality of our existing suite of services and of our global network, and on our ability to add additional services and functionality to meet the market’s increasing expectations regarding digital content delivery and consumer engagement.
The global digital content delivery market is fragmented, but we face primary competition from Akamai, and to a lesser extent, Level 3 Communication. Other competitors in the market include Amazon, CDN Networks, ChinaCache, and Edgecast, who recently announced that it entered into a definitive agreement pursuant to which it will be acquired by Verizon in early 2014.
The principal methods of competition in this market include scale, performance, service, ease of use, product features, and price. We believe we are competitive in scale, performance, and price, while focusing on rapid improvements in service and ease of use. Product feature competition is heated, requiring continuous investment in innovation.

Research and Development
Our research and development organization is responsible for the design, development, testing, and certification of the software, hardware, and network architecture of our global network and support of our content delivery and other Orchestrate Platform solutions. As of December 31, 2013, we had 117 employees in our research and development group. Our research and development personnel are primarily located in San Francisco, California; Seattle, Washington; Tel Aviv, Israel; Lviv, Ukraine and at our headquarters in Tempe, Arizona. Our engineering efforts support product development across all of our service areas, as well as innovation related to the global network itself. We test our services to ensure scalability in times of peak demand. We use internally developed and third-party software to monitor and to improve the performance of our network in the major Internet consumer markets around the world where we provide services for our customers. Our research and development expenses were $22,003, $20,182 and $17,163 in 2013, 2012 and 2011, respectively, including stock-based compensation expense of $2,256, $2,743, and $3,554 in 2013, 2012, and 2011, respectively. We believe that the investments that we have made in research and development have been effectively utilized.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations, and contractual protections.
As of December 31, 2013, we had received 82 patents in the United States, expiring between 2023 and 2033, the Patent and Trademark Office had allowed four more U.S. applications, and we had 79 U.S. patent applications pending. We have 16 issued patents in foreign countries. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.
As of December 31, 2013, we had received five trademarks in the United States. Our name, Limelight Networks, has been filed for multiple classes in the United States, Australia, Canada, the European Union, India, Japan, South Korea and Singapore. We have seven pending trademark applications in foreign countries, and 22 non United States trademarks registered. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.
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
During 2013 we were party to a lawsuit alleging aspects of our content delivery network infringed upon third party patent rights. More information about this case, Akamai Technologies, Inc. vs. Limelight Networks, Inc., is described in further detail under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K. We have been the target of intellectual property infringement claims in the past and may be the target of such claims by third parties in the future.
Employees
As of December 31, 2013, we had 482 employees. Of these employees, 362 are based in North America, 88 are based in EMEA and 32 are based in Asia Pacific. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive.

Executive Officers of the Registrant
Our executive officers and their ages and positions as of February 1, 2014 are as follows:

Name	Age	Position
Robert A. Lento	52	President, Chief Executive Officer and Director
Peter J. Perrone	46	Senior Vice President, Chief Financial Officer and Treasurer
Philip C. Maynard	59	Senior Vice President, Chief Legal Officer and Secretary
Charles Kirby Wadsworth	57	Chief Marketing Officer
George E. Vonderhaar	53	Chief Sales Officer
Robert A. Lento has served as our Chief Executive Officer since November 2012 and has served as a member of our board of directors since January 2013. Prior to joining us, Mr. Lento was a senior sales executive at Convergys Corporation, a provider of customer management services, from July 1998 to May 2012, most recently serving as President - Information Management Division from September 2007 to May 2012. Prior to that, from 1997 to 1998, Mr. Lento served as President of LAN Systems for Donnelly Enterprise Solutions, Inc., a provider of information management solutions. From 1989 to 1996, Mr. Lento served in leadership positions at ENTEX Information Services, Inc., a provider of computing infrastructure services. Mr. Lento received a B.S. in Management from the State University of New York.
Peter J. Perrone has served as our Senior Vice President, Chief Financial Officer and Treasurer since November 2013. Prior to that Mr. Perrone served as our Senior Vice President since joining the Company in August 2013. Prior to joining us, Mr. Perrone was a Vice President in Goldman, Sachs & Co.’s Principal Investment Area since 2002 and became a Managing Director in 2007. Prior to transferring to the Principal Investment Area in 2001, Mr. Perrone worked in the High Technology Group at Goldman, Sachs & Co., where he started as an Associate in 1999. Mr. Perrone received a B.S. from Duke University, an M.S. from the Georgia Institute of Technology and an M.B.A. from the Massachusetts Institute of Technology, Sloan School of Management. Mr. Perrone previously served as a member of our board of directors since July 2006. Mr. Perrone resigned from his position as a member of our board of directors, as a member of the Nominating and Governance Committee, and as a member and the Chairman of the Compensation Committee in August 2013, prior to joining the Company. Mr. Perrone also currently serves on the board of directors of Endurance International Group, Inc.
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
Charles Kirby Wadsworth has served as our Chief Marketing Officer since June 2012. Prior to joining us, Mr. Wadsworth served as Vice President, Global Marketing for F5 Networks, Inc., a provider of cloud computing services, from September 2007 to May 2012. Prior to that, Mr. Wadsworth served as Senior Vice President, Marketing and Business Development for Acopia Networks, Inc., a provider of file virtualization services, from August 2006 to September 2007. Mr. Wadsworth received an M.B.A. from the Kellogg School of Management at Northwestern University and a B.S. in Information Systems from Northeastern University.
George E. Vonderhaar has served as our Chief Sales Officer since February 2013. Prior to joining us, Mr. Vonderhaar served in various capacities for Convergys Corporation, a provider of customer management services, from 1984 through 2012, including as Senior Vice President, General Manager - Cable and Satellite from January 2011 until the division was acquired by NEC Corporation in May 2012, where Mr. Vonderhaar then served as Vice President, General Manager North America Cable from May 2012 to July 2012. Mr. Vonderhaar also was Senior Vice President - Human Resources Management at Convergys Corporation from April 2006 through June 2010, when the Human Resources Outsourcing division was acquired by NorthgateArinso, where Mr. Vonderhaar then served as Vice President, Client Services and General Manager from June 2010 to December 2010. Mr. Vonderhaar also served as General Manager - Mobile Cable Solutions Group at Convergys Corporation from November 2004 to April 2006. Mr. Vonderhaar received a B.S. in Business Administration from Marquette University.

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
We compete in markets that are intensely competitive, rapidly changing and characterized by frequently declining prices and vendors offering a wide range of alternate solutions. We have experienced and expect to continue to experience increased competition on price, features, functionality, integration and other factors. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. As a consequence of the competitive dynamics in our market we have experienced reductions in our prices, and an increased requirement for product advancement and innovation in order to remain competitive, which in turn adversely affect our revenue, gross margin and operating results.
Our primary competitors for the content delivery service offering of our Orchestrate Platform include Akamai, Level 3 Communications, Amazon, CDNetworks, and Edgecast, which recently announced a definitive agreement pursuant to which it will be acquired by Verizon in early 2014. Also, as a result of the growth of the content delivery market, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
Our primary competitors for our SaaS Orchestrate Platform offerings include Brightcove, Ooyala, Fastly, Highwinds, Yotta, as well as open source product such as Kaltura. However, the competitive landscape is different from content delivery in this area in that the process of changing vendors can be more costly and complicated for the customer, which could make it difficult for us to attract new customers and increase our market share. If we are unable to increase our customer base and increase our market share, our business, financial condition and results of operations may suffer.
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
As we further expand our global network and the Orchestrate Platform, and as we refresh our network equipment, we are dependent on significant future growth in demand for our services to justify additional capital expenditures. If we fail to generate significant additional demand for our services, our results of operations will suffer, and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

•	continued price declines arising from significant competition;

•	increasing settlement fees for certain peering relationships;

•	failure to increase sales of our Orchestrate Platform services;

•
increases in electricity, bandwidth and rack space costs or other operating expenses, and failure to achieve decreases in these costs and expenses relative to decreases in the prices we can charge for our Orchestrate Platform services and products;

•	inability to maintain our prices relative to our costs;

•	failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than our increase in new customers or our sales to existing customers;

•
failure to increase sales of our Orchestrate Platform services to current customers as a result of their ability to reduce their monthly usage of our services to their minimum monthly contractual commitment;

•
failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our Orchestrate Platform services in accordance with their contractual commitments; and

•	inability to attract high quality customers to purchase and implement our current and planned services.

We expect a significant and increasing portion of our revenue to be derived collectively from our video content management services, performance services for website and web application acceleration, and cloud storage services. These services tend to have higher gross margins than our content delivery services. We do not have a long history of offering these services, and we may not be able to achieve the growth rates in such services revenue that we or our investors expect or have experienced in the past. There are numerous companies that compete in providing these services, and many of these companies have greater financial and sales resources than we do. We may not be successful in competing against current and new providers of these services. If we are unable to achieve the growth rates in revenue that we expect for these service offerings, our revenue and operating results could be significantly and negatively affected.
If we are unable to develop new services and enhancements to existing services or fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.
The market for our Orchestrate Platform services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to predict user preferences or industry changes, and modify our solutions and services on a timely basis or develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute our technology initiatives successfully because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. As prices for content delivery services continue to fall, we will increasingly rely on new product offerings and other Orchestrate Platform service offerings to maintain or increase our gross margins. Failures in execution, delays in bringing new or improved products or services to market, failure to effectively integrate service offerings or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.
Rapidly evolving technologies or new business models could cause demand for our Orchestrate Platform services to decline or could cause these services to become obsolete.
Customers, potential customers or third parties may develop technological or business model innovations that address digital delivery requirements in a manner that is, or is perceived to be, equivalent or superior to our Orchestrate Platform service offerings. This is particularly true as our customers increase their operations and begin expending greater resources on delivering their content using third party solutions. If we fail to offer content delivery, video content management and other related services that are competitive to in-sourced solutions, we may lose additional customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.
Also, if competitors introduce new products or services that compete with or surpass the quality or the price or performance of our services, we may be unable to renew our agreements with existing customers or attract new customers at the prices and levels that allow us to generate attractive rates of return on our investment. For example, one or more third parties might develop improvements to current peer-to-peer technology, which is a technology that relies upon the computing power and bandwidth of its participants, such that this technological approach is better able to deliver content in a way that is competitive to our content delivery services, or even makes content delivery services obsolete. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. In addition, our customers’ business models may change in ways that we do not anticipate, and these changes could reduce or eliminate our customers’ needs for our services. If this occurred, we could lose customers or potential customers, and our business and financial results would suffer.

As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce our prices faster than we anticipate, which could harm our revenue, gross margin and operating results.
We may lose customers if they are unable to build business models that effectively monetize delivery of their content.
Some of our customers will not be successful in selling advertising, subscriptions, or otherwise monetizing the content we deliver on their behalf and consequently may not be successful in creating a profitable business model. This will result in some of our customers discontinuing their Internet or web-based business operations and discontinuing use of our services and solutions. Further, weakness and related uncertainty in the global financial markets and economy - which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that portions of the worldwide economy may be in a prolonged recessionary period - may materially adversely impact our customers’ access to capital or willingness to spend capital on our services or in some cases, ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws or simply go out of business. This uncertainty may also impact our customers’ levels of cash liquidity, which could affect their ability or willingness to timely pay for services that they will order or have already ordered from us. From time to time we discontinue service to customers for non-payment of services. We expect further customers may discontinue operations or not be willing or able to pay for services that they have ordered from us. Further loss of customers may adversely affect our financial results.
More individuals are using mobile and alternative devices to access the Internet, and the solutions developed for these devices may not be widely deployed.
The number of people who access the Internet through devices other than PCs, including mobile devices, game consoles and television set-top devices, has increased dramatically in the past few years. The capabilities of these devices are advancing dramatically and the increasing need to provide a high quality video experience will present us and other providers with significant challenges. If we are unable to deliver our service offerings to a substantial number of alternative device users and at a high quality, or if we are slow to develop services and technologies that are more compatible with these devices, we will fail to capture a significant share of an increasingly important portion of the market. Such a failure could limit our ability to compete effectively in an industry that is rapidly growing and changing.
Any unplanned interruption or substantial and extensive degradation in the functioning of our network or services, or attacks on our internal information technology systems, could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.
Our business is dependent on providing our customers with fast, efficient and reliable distribution of content delivery and digital asset management services over the Internet every minute of every day. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption, or substantial and extensive degradation of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third party network providers to provide the necessary capacity or access, failure of our software or global network infrastructure and power losses. In addition, we deploy our servers in third party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses, unauthorized hacking of our systems, security breaches or other cyber attacks by unauthorized users. Any unauthorized hacking of our systems or other cyber attacks by unauthorized users could lead to the unauthorized release of confidential information that could damage our customers’ business and reputation, as well as our own.
We could experience a significant, unplanned disruption, or substantial and extensive degradation of our services, or our network may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption or substantial and extensive degradation in the functioning of our Orchestrate Platform services for any reason would reduce our revenue and could harm our business and financial results. If such a widespread interruption occurred, or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions, significant degradation, or security breaches could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.

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
On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in Akamai Technologies, Inc. v. Limelight Networks, Inc. The court stated that the trial court correctly determined that we did not directly infringe Akamai’s ’703 patent, and as such it upheld the trial court’s decision to vacate the original jury’s damages award. The court also held that we did not infringe Akamai’s ’413 or ’645 patents. However, a slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the court’s new legal standard. We filed a petition to appeal this sharply divided Court of Appeals decision to the Supreme Court, and on January 10, 2014, the Supreme Court granted our petition for writ of certiorari and will hear argument in our case on April 30, 2014. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.
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
Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.
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
We use certain “open-source” software the use of which could result in our having to distribute our proprietary software, including our source code, to third parties on unfavorable terms, which could materially affect our business.
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
Our future operating results depend to a large extent on our ability to successfully manage our operations. For example, we must be effective in training new sales personnel in our varied and increasing offerings to become productive and generate revenue, forecasting revenue, controlling expenses and investments in anticipation of expanded operations, implementing and enhancing our global network and administrative infrastructure, systems and processes, addressing new markets, and expanding our international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.
Our business depends on a strong brand reputation, and if we are not able to maintain and enhance our brand, our business will suffer.
We believe that maintaining and enhancing the “Limelight Networks” brand is important to expanding our base of customers and maintaining brand loyalty among customers and that the importance of brand recognition will increase due to the growing number of competitors providing similar services and solutions. Maintaining and enhancing our brand may require us to make substantial investments in research and development and in the marketing of our solutions and services and these investments may not be successful. If we fail to promote and maintain the “Limelight Networks” brand, or if we incur excessive expenses in this effort, our business and results of operations could be adversely impacted. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality solutions and services, which we may not do successfully.
We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from these customers could significantly harm our results of operations.
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. Sales to our top 10 customers in 2013 accounted for approximately 35% of our total revenue. During 2013, we had one customer, Netflix that represented approximately 11% of our total revenue. We recently entered into an agreement with NetFlix to extend our relationship into mid-2014. Large customers may not continue to be as significant going forward as they have been in the past.
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
Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the effects of other risks discussed in this section, fluctuations in our results of operations may be due to a number of factors, including:

•	our ability to increase sales to existing customers and attract new customers to our content delivery and other Orchestrate Platform services ;

•	the addition or loss of large customers, or significant variation in their use of our content delivery and other Orchestrate Platform services;

•	costs associated with current or future intellectual property lawsuits and other lawsuits;

•	service outages or third party security breaches to our platform or to one or more of our customers’ platforms;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

•
the occurrence of significant events in a particular period that result in an increase in the use of our content delivery and other Orchestrate Platform services, such as a major media event or a customer’s online release of a new or updated video game;

•	changes in our pricing policies or those of our competitors;

•	the timing of recognizing revenue;

•	limitations of the capacity of our global network and related systems;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

•	the potential write-down or write-off of intangible or other long-lived assets;

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
Since 2006, we have been profitable only one year, which was as a result of a reversal of a significant reserve for litigation. Our adoption of ASC 718 in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit grants. Also, we have incurred, and continue to incur significant costs associated with litigation. Our share-based compensation expense and any material ongoing litigation costs could adversely affect our ability to achieve and maintain profitability in the future.
We also may not achieve sufficient revenue to achieve or maintain profitability and may continue to incur significant losses in the future, which could cause the price of our common stock to decline. We may incur significant losses in the future for a number of reasons, including slowing demand for our services, increasing competition and competitive pricing pressures, any inability to generally provide our services in a cost-effective manner, as well as other risks described herein, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors.
We could incur charges due to impairment of goodwill and long-lived assets.
As of December 31, 2013, we had a goodwill balance of $77,035, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
We generate our revenue primarily from the sale of content delivery services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.
While we offer our customers a number of services and solutions associated with our Orchestrate Platform, we generate the majority of our revenue from charging our customers for the content delivered on their behalf through our global network. We are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content, the amount of content consumed by our customers’ users or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, system impairments or outages, including those caused by hacking or cyber attacks, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on content delivery services, which would seriously harm our operating results and financial condition.

Many of our significant current and potential customers are pursuing emerging or unproven business models, which, if unsuccessful, could lead to a substantial decline in demand for our content delivery and other Orchestrate Platform services.
Because the proliferation of broadband Internet connections and the subsequent monetization of content libraries for distribution to Internet users are relatively recent phenomena, many of our customers’ business models that center on the delivery of rich media and other content to users remain unproven. Our customers will not continue to purchase our content delivery and other Orchestrate Platform services if their investment in providing access to the media stored on or deliverable through our global network does not generate a sufficient return on their investment. A reduction in spending on services by our current or potential customers would seriously harm our operating results and financial condition.
We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of customers and cause us to incur unexpected expenses to make network improvements.
Our content delivery and other Orchestrate Platform services are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global network infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our solutions and services, the more resources we will need to invest in additional infrastructure and support. Further, as a result of our on-going litigation in the Akamai Technologies, Inc. v. Limelight Networks, Inc. lawsuit (including the adverse jury verdict in February 2008 in that matter which verdict was overturned by the court’s April 24, 2009 order granting our motion for JMOL), we made significant investment in designing and implementing changes to our network architecture in order to implement our content delivery services in a manner we believe does not infringe the claims of Akamai’s ’703 patent as alleged in the February 2008 trial. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead us to lose current and potential customers. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.
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
Our content delivery services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other online content to end-users. Some operators of these networks may take measures, such as the deployment of a variety of filters, that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks by restricting or prohibiting the use of their networks to support or facilitate our services, or by charging increased fees to us, our customers or end-users in connection with our services. A recent United States Court of Appeals ruling struck down FCC regulations that prohibited phone and cable companies from discriminating among content producers in delivering data over their networks. As a result, our customers could experience increased cost or slower data on these third-party networks.  If we or our customers experience increased cost in delivering content to end users as a result of this ruling, or otherwise, or if end users perceive a degradation of quality, our business and that of our customers may be significantly harmed. This or other types of interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, thereby harming our revenue and growth.
In addition, the performance of our infrastructure depends in part on the direct connection of our global network to a large number of end-user access networks, known as peering, which we achieve through mutually beneficial cooperation with these networks. In some instances, network operators charge us for the peering connections. If, in the future, a significant percentage of these network operators elected to no longer peer with our network or peer with our network on less favorable economic terms, then the performance of our infrastructure could be diminished, our costs could increase and our business could suffer.
If our ability to deliver media files in popular proprietary content formats was restricted or became cost-prohibitive, demand for our content delivery services could decline, we could lose customers and our financial results could suffer.
Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as Adobe Flash or Windows Media, was limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery and other Orchestrate Platform services would decline by customers using these formats. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.
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
Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that they rely on in implementing our business plan. There is increasing competition for talented individuals with the specialized knowledge to deliver Orchestrate Platform services and this competition affects both our ability to retain key employees and hire new ones. Historically, we have experienced a significant amount of employee turnover, especially with respect to our sales personnel. As a result, a significant number of our sales personnel are relatively new and may need time to become fully productive. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our services, and negatively impact our ability to sell our services.
Our senior management team has limited experience working together as a group, and may not be able to manage our business effectively.
Five members of our senior management team, our President and Chief Executive Officer, Chief Financial Officer and Treasurer, Chief Marketing Officer, Chief Sales Officer, and our Senior Vice President Development and Delivery have been hired by us since June 2012. In addition, in late 2013, we eliminated the position of Chief Operating Officer and the responsibilities of this position were distributed among the current management team. As a result, our senior management team has limited experience working together as a group and will be required to perform additional responsibilities. This lack of shared experience and experience with these additional responsibilities could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.
We face risks associated with international operations that could harm our business.
We have operations in numerous foreign countries and may continue to expand our sales and support organizations internationally. As part of our growth strategy, we intend to expand our sales and support organizations internationally, as well as to further expand our international network infrastructure. Expansion could require us to make significant expenditures, including the hiring of local employees, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	increased expenses associated with sales and marketing, deploying services and maintaining our infrastructure in foreign countries;

•	competition from local content delivery service providers, many of which are very well positioned within their local markets;

•	challenges caused by distance, language and cultural differences;

•	unexpected changes in regulatory requirements preventing or limiting us from operating our global network or resulting in unanticipated costs and delays;

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

International operations are subject to significant additional risks not generally faced in our domestic operations, including, but not limited to, risks relating to legal systems that may not adequately protect contract and intellectual property rights, policies and taxation, the physical infrastructure of the country, as well as risks relating to potential political turmoil and currency exchange controls.  There can be no assurance that these international risks will not materially adversely affect our business. For example, our operations include software development and quality assurance activities in the Ukraine, which is currently experiencing a period of social unrest.  Should there be significant productivity losses, or if we become unable to conduct operations in Ukraine in the future, and our contingency plans are unsuccessful in addressing the related risks, our business could be adversely affected.

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
We may need to obtain funding due to a number of factors, including a shortfall in revenue, increased expenses, final adverse judgments in litigation matters, increased investment in capital equipment or the acquisition of significant businesses or technologies. We believe that our cash, cash equivalents and marketable securities classified as current plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 12 months. However, we may need or desire funding before such time. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely.
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
Failure to effectively enhance our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.
Increasing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to enhance our sales and marketing operations. We have a concentration of our sales force at our headquarters in Tempe, Arizona but we also have a widely deployed field sales force. We are realigning our sales resources to improve our sales productivity and efficiency and to bring our sales personnel closer to our current and potential customers. Realigning our sales force has been and will continue to be expensive and could cause some near-term productivity impairments. As a result, we may not be successful in improving the productivity and efficiency of our sales force, which could cause our results of operations to suffer.
We believe that there is significant competition for both inside and direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of inside and direct sales personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if our sales force productivity efforts do not generate a corresponding significant increase in revenue.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP (EY), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues, including our efforts in implementing controls and procedures related to acquired or merged operations. We currently do not have an internal audit group and use an international accounting firm to assist us with our assessment of the effectiveness of our internal controls over financial reporting. In future years, if we fail to timely complete this assessment, or if EY cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline, and we could be subject to regulatory sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
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
As of December 31, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 41% of our outstanding common stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our global corporate headquarters is located in approximately 64,000 square feet of leased office space in Tempe, Arizona. We also lease space for a data center and warehouse in Phoenix, Arizona. We lease offices in several other locations in the United States, including in or near Los Angeles and San Francisco, California; Boston, Massachusetts; New York, New York; Grand Rapids, Michigan; Seattle, Washington and Washington DC. We also lease offices in Europe and Asia in or near Munich, Germany; London, England; Paris, France; Tel Aviv, Israel; Lviv, Ukraine; Tokyo, Japan; Bangalore, Delhi and Mumbai, India; Seoul, Korea; and Singapore. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.
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
 On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined we did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and will seek to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to our petition. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and will hear our case on April 30, 2014. We believe that the Court of Appeals new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as we have successfully shown that we do not directly infringe Akamai’s patent, we firmly believe that we will ultimately be successful in showing that we do not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory, and do not believe a loss is probable. We will continue to vigorously defend against the allegation; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct significant portions of our business and to offer certain of our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. In light of the status of the litigation, we believe that there is a reasonable possibility that we have incurred a loss related to the Akamai litigation. While we believe that there is a reasonable possibility that a loss has been incurred, we are not able to estimate a range of the loss due to the complexity and procedural status of the case and do not believe a loss is probable therefore, no provision for this lawsuit is recorded in our consolidated financial statements.
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
The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on The Nasdaq Global Select Market:

	High	Low
2012:
First Quarter	$4.33	$2.91
Second Quarter	$3.35	$2.30
Third Quarter	$3.17	$2.22
Fourth Quarter	$2.42	$1.62
2013:
First Quarter	$2.52	$2.03
Second Quarter	$2.50	$1.80
Third Quarter	$2.56	$1.89
Fourth Quarter	$2.08	$1.82

Holders
As of February 3, 2014, there were 339 holders of record of our common stock.
Dividends
We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2008 and December 31, 2013, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on December 31, 2008 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

This graph assumes an investment on December 31, 2008 of $100 in our common stock (based on the closing sale price of our common stock), and in each of such indices (including the reinvestment of all dividends). Measurement points are to the last trading day for each respective period. The performance shown is not necessarily indicative of future performance.

Item 6.        Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and with “Management Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. In January 2010 and April 2010, we acquired chors GmbH (chors) and EyeWonder, LLC (EyeWonder), respectively. On September 1, 2011, we completed the sale of EyeWonder and chors video and rich media advertising services to DG FastChannel, Inc. (currently Digital Generation, Inc. or DG). Accordingly, the results related to the sale of EyeWonder and chors for the year ended December 31, 2011 and prior periods have been reclassified to discontinued operations and have not been included in our selected financial data and management’s discussion and analysis of financial condition and results of operations. On December 23, 2013, we sold our Web Content Management business resulting in a gain on sale of $3,836 which is included in Other, net, for the year ended December 31, 2013. This sale was not treated as a discontinued operation because the operations and cash flows of our Web Content Management business cannot be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company. In addition, for the year ended December 31, 2013, we revised our statement of operations to reclassify certain amounts to cost of revenues, research and development and sales and marketing expenses that were previously reported in general and administrative expenses. See Footnote (3) below for a summary of the reclassifications by line item within the statement of operations. All information is presented in thousands, except per share amounts, customer count and where specifically noted.

	Limelight Networks, Inc.
	Year Ended December 31,
	2013	2012	2011	2010	2009
Revenues	$173,433	$180,236	$171,292	$154,223	$131,663
Cost of revenue:
Cost of services (1) (3)	88,783	85,226	82,976	73,630	62,647
Depreciation — network	22,942	27,992	28,030	22,224	24,051
Total cost of revenue (3)	111,725	113,218	111,006	95,854	86,698
Gross profit	61,708	67,018	60,286	58,369	44,965
Operating expenses:
General and administrative (1) (3)	31,904	34,500	30,672	28,358	32,860
Sales and marketing (1) (3)	41,474	45,044	40,110	38,757	32,719
Research and development (1) (3)	22,003	20,182	17,163	10,895	7,998
Depreciation and amortization	5,804	5,843	4,787	2,460	2,351
Provision for litigation (2)	—	—	—	—	(65,645)
Total operating expenses (3)	101,185	105,569	92,732	80,470	10,283
Operating (loss) income	(39,477)	(38,551)	(32,446)	(22,101)	34,682
Other income (expense):
Interest expense	(76)	(177)	(299)	(62)	(39)
Interest income	321	356	752	910	1,345
Gain on sale of cost basis investment	—	9,420	—	—	—
Other, net	4,643	(602)	(311)	(250)	(14)
Total other income	4,888	8,997	142	598	1,292
(Loss) income from continuing operations before income taxes	(34,589)	(29,554)	(32,304)	(21,503)	35,974
Income tax expense (benefit)	387	481	(2,238)	727	1,084
(Loss) income from continuing operations	(34,976)	(30,035)	(30,066)	(22,230)	34,890
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(426)	(2,861)	4,778	1,879	—
Net (loss) income	$(35,402)	$(32,896)	$(25,288)	$(20,351)	$34,890
Basic net (loss) income per weighted average share:
Continuing operations	$(0.36)	$(0.30)	$(0.28)	$(0.24)	$0.41
Discontinued operations	(0.01)	(0.02)	0.05	0.02	—
Total	$(0.37)	$(0.32)	$(0.23)	$(0.22)	$0.41
Diluted net (loss) income per weighted average share:
Continuing operations	$(0.36)	$(0.30)	$(0.28)	$(0.24)	$0.40
Discontinued operations	(0.01)	(0.02)	0.05	0.02	—
Total	$(0.37)	$(0.32)	$(0.23)	$(0.22)	$0.40
Shares used in per weighted average share calculations:
Basic	96,851	101,283	109,236	94,300	84,202
Diluted	96,851	101,283	109,236	94,300	87,972
_______________

(1)	Includes share-based compensation as follows:

	Limelight Networks, Inc.
	Year Ended December 31,
	2013	2012	2011	2010	2009
Cost of revenue	$1,873	$2,117	$2,419	$2,359	$2,414
General and administrative	5,971	6,511	6,132	5,984	7,556
Sales and marketing	2,245	3,104	3,776	4,840	4,970
Research and development	2,256	2,743	3,554	2,999	2,523
Total	$12,345	$14,475	$15,881	$16,182	$17,463

(2)
During 2013 we were party to a lawsuit alleging aspects of our content delivery network infringed upon third party patent rights. More information about this case, Akamai Technologies, Inc. vs. Limelight Networks, Inc., is described in further detail under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K.

(3)
For the year ended December 31, 2013, we revised our statement of operations to reclassify certain amounts to cost of revenues, research and development and sales and marketing expenses that were previously reported in general and administrative expenses. This reclassification is more fully described in Note 2, Revision of Previously Issued Financial Statements, in Part II, Item 8 of this annual report on Form 10-K.

The following table summarizes the reclassification by line item within the statement of operations for the prior years ended December 31, 2012, 2011, 2010, and 2009.

	For the Years Ended December 31,
	2012	2011	2010	2009
Cost of services
As reported	$83,723	$81,556	$72,358	$61,572
Reclassification	1,503	1,420	1,272	1,075
As revised	$85,226	$82,976	$73,630	$62,647

Total cost of revenue
As reported	$111,715	$109,586	$94,582	$85,623
Reclassification	1,503	1,420	1,272	1,075
As revised	$113,218	$111,006	$95,854	$86,698

Gross profit
As reported	$68,521	$61,706	$59,641	$46,040
Reclassifications	(1,503)	(1,420)	(1,272)	(1,075)
As revised	$67,018	$60,286	$58,369	$44,965

Operating expenses:

General and administrative
As reported	$36,003	$32,138	$29,827	$34,128
Reclassifications	(1,503)	(1,466)	(1,469)	(1,268)
As revised	$34,500	$30,672	$28,358	$32,860

Sales and marketing
As reported	$45,044	$40,081	$38,614	$32,587
Reclassifications	—	29	143	132
As revised	$45,044	$40,110	$38,757	$32,719

Research and development
As reported	$20,182	$17,146	$10,841	$7,937
Reclassifications	—	17	54	61
As revised	$20,182	$17,163	$10,895	$7,998

Total operating expenses
As reported	$107,072	$94,152	$81,742	$11,358
Reclassifications	(1,503)	(1,420)	(1,272)	(1,075)
As revised	$105,569	$92,732	$80,470	$10,283

	Limelight Networks, Inc.
	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$118,462	$127,955	$140,199	$66,870	$154,379
Non-current marketable securities	46	18	51	103	12
Working capital	123,265	137,066	159,180	127,280	159,530
Property and equipment, net	32,905	41,251	56,368	52,891	35,524
Total assets	268,298	304,881	346,345	298,640	235,670
Long-term debt, less current portion	358	824	2,124	1,641	—
Total stockholders’ equity	237,331	267,230	309,105	256,109	202,800

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, among other things, statements as to industry trends, our future expectations, operations, financial condition and prospects, business strategies and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of this annual report on Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation. All information is presented in thousands, except per share amounts, customer count and where specifically noted.
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance, computing platform (our global network) and provide a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration, and cloud storage services. These four primary service groups work collectively to enable organizations to deliver digital content to any device, anywhere in the world.
The suite of services that we offer collectively comprises our Limelight Orchestrate Platform (the Orchestrate Platform). Recently, we launched a revised website that brought further focus to what we offer to the market by aligning products to four core solutions-Video Delivery, Web Delivery, Mobile Delivery, and Software Delivery-that better reflect the core functionality and strength of the Orchestrate Platform. Included in this version of the website launch was the renaming of the Orchestrate Digital Presence Platform to the Limelight Orchestrate Platform again bringing a tighter focus to what we believe is the core service Limelight brings to the market, the delivery of digital content from publishers to end-users.
As a result of our renewed focus, on December 23, 2013, we sold our Orchestrate Content Management service for $12,341 in cash, net of preliminary working capital adjustments. The sale resulted in a gain of $3,836, which is included in Other, net in the consolidated statement of operations. Consistent with our focus on digital content delivery services, the integration of our services and the disposal of our web content management service line, going forward we will no longer distinguish between value added services and non-value added services. As of December 31, 2013, we had 1,295 active customers worldwide.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2013, 2012, and 2011 (in thousands of dollars and as a percentage of total revenue). The information presented below has been revised to reclassify certain amounts to cost of revenues, research and development and sales and marketing expenses that were previously reported in general and administrative expenses. This reclassification is more fully described in Note 2, Revision of Previously Issued Financial Statements, in Part II, Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2013		2012		2011
Revenues	$173,433	100.0%	$180,236	100.0%	$171,292	100.0%
Cost of revenue	111,725	64.4%	113,218	62.8%	111,006	64.8%
Gross profit	61,708	35.6%	67,018	37.2%	60,286	35.2%
Total operating expenses	101,185	58.3%	105,569	58.6%	92,732	54.1%
Operating loss	(39,477)	(22.8)%	(38,551)	(21.4)%	(32,446)	(18.9)%
Total other income	4,888	2.8%	8,997	5.0%	142	0.1%
Loss from continuing operations before income taxes	(34,589)	(19.9)%	(29,554)	(16.4)%	(32,304)	(18.9)%
Income tax expense (benefit)	387	0.2%	481	0.3%	(2,238)	(1.3)%
Loss from continuing operations	(34,976)	(20.2)%	(30,035)	(16.7)%	(30,066)	(17.6)%
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(426)	(0.2)%	(2,861)	(1.6)%	4,778	2.8%
Net loss	$(35,402)	(20.4)%	$(32,896)	(18.3)%	$(25,288)	(14.8)%

Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation, litigation expenses, amortization of intangibles, acquisition related expenses, gain on sale of cost basis investment, discontinued operations and the gain on sale of our Web Content Management (WCM) business. We define EBITDA as U.S. GAAP net income (loss) before interest income, interest expense, gain on sale of cost basis investment, other income and expense, provision for income taxes, depreciation and amortization, discontinued operations and gain on sale of WCM. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for share-based compensation, litigation expenses, and acquisition related expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies. In addition, it should be noted that our performance-based executive officer bonus structure is tied closely to our performance as measured in part by certain Non-GAAP financial measures.
In our February 13, 2014 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net loss, EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
We compensate for these limitations by relying primarily on our U.S. GAAP results and using Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA only as supplemental support for management’s analysis of business performance. Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are calculated as follows for the periods presented.
Reconciliation of Non-GAAP Financial Measures
In accordance with the requirements of Regulation G issued by the SEC, we are presenting the most directly comparable U.S. GAAP financial measures and reconciling the unaudited Non-GAAP financial metrics to the comparable U.S. GAAP measures.

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Year Ended December 31,
	2013	2012	2011
U.S. GAAP net loss	$(35,402)	$(32,896)	$(25,288)
Share-based compensation	12,345	14,475	15,881
Litigation defense expenses	450	527	1,376
Acquisition related expenses	176	(388)	776
Amortization of intangible assets	2,843	2,871	2,350
Gain on sale of cost basis investment	—	(9,420)	—
Gain on sale of the WCM business	(3,836)	—	—
Loss (income) from discontinued operations	426	2,861	(4,778)
Non-GAAP net loss	$(22,998)	$(21,970)	$(9,683)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Year Ended December 31,
	2013	2012	2011
U.S. GAAP net loss	$(35,402)	$(32,896)	$(25,288)
Depreciation and amortization	28,746	33,835	32,817
Interest expense	76	177	299
Gain on sale of cost basis investment	—	(9,420)	—
Gain on sale of the WCM business	(3,836)	—	—
Interest and other (income) expense	(1,128)	246	(441)
Income tax expense (benefit)	387	481	(2,238)
Loss (income) from discontinued operations	426	2,861	(4,778)
EBITDA	$(10,731)	$(4,716)	$371
Share-based compensation	12,345	14,475	15,881
Litigation defense expenses	450	527	1,376
Acquisition related expenses	176	(388)	776
Adjusted EBITDA	$2,240	$9,898	$18,404

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.
Revenue Recognition
We derive revenue primarily from the sale of services that comprise components of the Orchestrate Platform. Our customers generally execute contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. We define usage as customer data sent or received using our content delivery service, or content that is hosted or cached by us at the request or direction of our customer. We recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable, and collection is reasonably assured. Should a customer’s usage of our services exceed the monthly minimum commit, we recognize revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, we recognize revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognize any remaining committed amount for the applicable period in the last month thereof.
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
We recognized approximately $1,914, $2,837, and $4,309 in revenue under multi-element arrangements for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, we had no deferred revenue related to multi-element arrangements.
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
Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees, prepayments made by customers for future periods and deferred installation fees.
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
Goodwill and Other Intangible Assets
We have recorded goodwill and other intangible assets as a result of its business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of our acquisitions, the objective of the acquisition was to expand our product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill.
We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit at December 31, 2013. The estimated fair value of the reporting unit is determined using the Company’s market capitalization as of its annual impairment assessment date or more frequently if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to:

•	sustained decline in our stock price due to a decline in our financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors;

•	decline in overall market or economic conditions leading to a decline in our stock price; and

•	decline in observed control premiums paid in business combinations involving comparable companies.
The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of the annual impairment testing date and at December 31, 2013, we determined that goodwill was not impaired. We noted that the estimated fair value of our reporting unit exceeded carrying value by approximately $24,800 or 11%, and $33,100 or 14%, using the market capitalization plus an estimated control premium of 40% on October 31, 2013 and December 31, 2013, respectively. Adverse changes to certain key assumptions as described above could result in a future charge to earnings.
Our other intangible assets represent existing technologies, trade names and trademarks, and customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
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
We currently have net deferred tax assets consisting of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses, we have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes in the period of such realization.
We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount that the Company estimated.
Uncertainty in income taxes is recognized in the Company’s financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our unrecognized tax benefit from uncertain tax positions did not increase from January 1, 2013 to December 31, 2013. We anticipate that our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settling potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change. We recognize interest and penalties related to unrecognized tax benefits in our tax provision.
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
Share-Based Compensation
We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company and historical volatilities of similar public companies within the Internet services and network industry. Each company’s historical volatility is weighted based on certain qualitative factors and combined to produce a single volatility factor used by us. For most of 2013 we did not have enough historical experience as a public company to provide a reasonable estimate of the expected term; therefore, expected term was calculated using the “short-cut” method, which takes into consideration the grant’s contractual life and the vesting periods. As of December 31, 2013, our expected term is based on our historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term.
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
Results of Continuing Operations
Comparison of the Years Ended December 31, 2013 and 2012
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue (in thousands of dollars and as a percentage of total revenue):

	Years Ended December 31,
	2013		2012
Content delivery network	$111,303	64.2%	$121,802	67.6%
Value added services	62,130	35.8%	58,434	32.4%
Total revenue	$173,433	100.0%	$180,236	100.0%
Our content delivery revenue decreased during the year ended December 31, 2013 versus the comparable 2012 period primarily due to customer churn, a decline in our average unit selling price, a decline in our transit and co-location services revenue, the expiration of a reseller contract during the second quarter of 2012, and foreign currency headwinds. These decreases were partially offset by increased traffic delivered and the addition of new customers.
As of December 31, 2013, we had 1,295 active customers worldwide compared to 1,451 as of December 31, 2012, due in part to our continued selective approach to accepting profitable business by establishing a clear process for identifying customers that value quality, performance, availability, and service. Despite adding many new customers during the year, we ended 2013 with a net customer loss.
The customers that comprise our top 10 customers have continually changed, and our large customers such as Netflix, Inc. (Netflix) may not continue to be as significant going forward as they have been in the past. As previously disclosed, our contract with Netflix was scheduled to expire on December 31, 2013. We recently entered into an agreement with Netflix to extend our relationship into mid-2014. We cannot assure you that this contract will be extended or that Netflix will continue to be a significant customer going forward.
Our value added services revenue increased during the year ended December 31, 2013 versus the comparable 2012 period primarily due to an increase in our video revenue and our performance services revenue. These increases were partially offset by decreases in our professional services and content management revenue.
Revenue by geography is based on the location of the customer from which the revenue is earned. During 2013, we made reclassifications to certain customers within our geographic regions. This was primarily the result of customers relocating from one geographic region to another geographic region. For all periods presented, customers are reported in their new geographic region. The impact of the customer reclassifications from previously reported amounts were as follows. For the year ended December 31, 2012, Americas increased $1,734, EMEA increased $4,422, and Asia Pacific decreased $6,156.
The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2013		2012
Americas	$118,413	68.3%	$125,600	69.7%
EMEA	31,401	18.1%	30,898	17.1%
Asia Pacific	23,619	13.6%	23,738	13.2%
Total revenue	$173,433	100.0%	$180,236	100.0%
At this time, we anticipate revenues will decrease in 2014 compared to 2013 as a result of our sale of our WCM business in December 2013 and the expiration of our Netflix contract in mid-2014.
Cost of Revenue
Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to ISPs, and fees paid to data center operators for housing of our network equipment in third party network data centers, also known as co-location costs. Cost of revenue also includes depreciation of network equipment used to deliver our content delivery services, payroll and related costs, and share-based compensation for our network operations and professional services personnel. Other costs include professional fees and outside services, travel and travel-related expenses and royalty expenses.
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2013		2012
Bandwidth and co-location fees	$59,447	34.3%	$56,716	31.5%
Depreciation - network	22,942	13.2%	27,992	15.5%
Payroll and related employee costs	18,951	10.9%	18,075	10.0%
Share-based compensation	1,873	1.1%	2,117	1.2%
Other costs	8,512	4.9%	8,318	4.6%
Total cost of revenue	$111,725	64.4%	$113,218	62.8%
Our cost of revenue decreased in aggregate dollars and increased as a percentage of total revenue for the year ended December 31, 2013 versus the comparable 2012 period, primarily as a result of the following:

•	bandwidth and co-location fees which increased primarily due to increased peering costs and rack fees as a result of an increase in traffic delivered;

•	payroll and related employee costs increased due to increased operations personnel; and
•Other costs increased due to higher consulting fees.
These increases were offset by a decrease in network depreciation as equipment becomes fully depreciated.

We anticipate depreciation expense related to our network equipment will continue to decrease compared to 2013 in both absolute dollars and as a percentage of revenue as our capital expenditures have decreased in recent years.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2013		2012
Payroll and related employee costs	$10,206	5.9%	$9,388	5.2%
Professional fees and outside services	7,762	4.5%	8,123	4.5%
Share-based compensation	5,971	3.4%	6,511	3.6%
Bad debt expense	965	0.6%	2,010	1.1%
Other costs	7,000	4.0%	8,468	4.7%
Total general and administrative	$31,904	18.4%	$34,500	19.1%
Our general and administrative expense decreased in aggregate dollars and slightly decreased as a percentage of total revenue for the year ended December 31, 2013 versus the comparable 2012 period, primarily as a result of the following:

•	a decrease in other costs which was primarily due to lower non-income taxes due to a recovery of use tax, decreased fees and licenses and decreased facilities and facilities related costs;

•	decreased bad debt expense due to lower past due and unrecoverable amounts from certain customers; and

•	decreased stock based compensation for administrative personnel.
These decreases were partially offset by an increase in payroll and payroll related employee costs due to increased salaries.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2013		2012
Payroll and related employee costs	$24,799	14.3%	$27,293	15.1%
Share-based compensation	2,245	1.3%	3,104	1.7%
Marketing programs	2,822	1.6%	2,599	1.4%
Other costs	11,608	6.7%	12,048	6.7%
Total sales and marketing	$41,474	23.9%	$45,044	25.0%
Our sales and marketing expense decreased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2013 versus the comparable 2012 period, primarily as a result of the following:

•	payroll and related employee costs decreased due to lower salaries and lower variable compensation on reduced revenue and lower headcount; and

•	stock-based compensation decreased due to lower headcount in our sales organization.
These decreases in costs were partially offset by an increase in marketing programs as a result of trade shows, the announcement of Limelight Orchestrate V2.0 during the second quarter of 2013 and the announcement of Limelight Orchestrate V2.5 during the fourth quarter of 2013.

Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2013		2012
Payroll and related employee costs	$16,568	9.6%	$15,006	8.3%
Share-based compensation	2,256	1.3%	2,743	1.5%
Other costs	3,179	1.8%	2,433	1.3%
Total research and development	$22,003	12.7%	$20,182	11.2%
Our research and development expense increased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2013 versus the comparable 2012 period, primarily as a result of the following:

•	increased payroll and related employee costs due to increased salaries for network and software engineering personnel; and

•	increased other costs primarily due to higher consulting costs.
These increases in research and development expense were partially offset by a decrease in stock-based compensation.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $5,804, or 3.3% of revenue, for the year ended December 31, 2013 versus $5,843, or 3.2% of revenue, for the comparable 2012 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $76 for the year ended December 31, 2013 versus $177 for the comparable 2012 period. Interest expense is primarily comprised of interest paid on capital leases.
As of December 31, 2013, with the exception of our capital leases, we had no outstanding credit facilities.
Interest Income
Interest income was $321 for the year ended December 31, 2013 versus $356 for the comparable 2012 period. Interest income includes interest earned on invested cash balances and marketable securities.
Gain on Sale of Cost Basis Investment
In August 2012, we sold our strategic investment in Gaikai Inc. (Gaikai), a private cloud-based gaming company and we recorded a gain on sale of our cost basis investment of $9,420.
Other Income (Expense)
Other income (expense) was $4,643 for the year ended December 31, 2013 versus $(602) for the comparable 2012 period. For the year ended December 31, 2013, other income (expense) consists primarily of the gain on the sale of Clickability of approximately $3,836 as well as foreign currency transaction gains and losses.
For the year ended December 31, 2012, other income (expense) consists primarily of foreign currency transaction gains and losses.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from continuing operations for the year ended December 31, 2013 was $387, versus $481, for the comparable 2012 period. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Gain (Loss) from Discontinued Operations
Discontinued operations relate to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG. See Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about discontinued operations.

Comparison of the Years Ended December 31, 2012 and 2011
Revenue
The following table reflects our revenue (in thousands of dollars and as a percentage of total revenue):

	Year Ended December 31,
	2012		2011
Content delivery network	$121,802	67.6%	$126,608	73.9%
Value added services	58,434	32.4%	44,684	26.1%
Total revenue	$180,236	100.0%	$171,292	100.0%
Our content delivery revenue decreased during the year ended December 31, 2012 versus the comparable 2011 period primarily due to lower reseller revenue, a decrease in other non-traffic related revenue and a decrease in our network pop-build and license revenue from Microsoft.
As of December 31, 2012, we had 1,451 active customers worldwide compared to 1,565 as of December 31, 2011. The decrease in customer count was primarily attributable to the loss of smaller revenue generating customers.
Our value added services revenue increased during the year ended December 31, 2012 versus the comparable 2011 period primarily due to an increase in our web content management, video publishing and cloud storage revenues due to acquisitions completed during 2011.
The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2012		2011
Americas	$125,600	69.7%	$119,865	70.0%
EMEA	30,898	17.1%	31,697	18.5%
Asia Pacific	23,738	13.2%	19,730	11.5%
Total revenue	$180,236	100.0%	$171,292	100.0%
Revenue by geography is based on the location of the customer from which the revenue is earned. During 2013, we made reclassifications to certain customers within our geographic regions. This was primarily the result of customers relocating from one geographic region to another geographic region. For all periods presented, customers are reported in their new geographic region. The impact of the customer reclassifications from previously reported amounts were as follows. For the year ended December 31, 2012, Americas increased $1,734, EMEA increased $4,422, and Asia Pacific decreased $6,156. For the year ended December 31, 2011, Americas increased $567, EMEA increased $5,729, and Asia Pacific decreased $6,296.
Cost of Revenue
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2012		2011
Bandwidth and co-location fees	$56,716	31.5%	$58,847	34.4%
Depreciation - network	27,992	15.5%	28,030	16.4%
Payroll and related employee costs	18,075	10.0%	15,577	9.1%
Share-based compensation	2,117	1.2%	2,419	1.4%
Other costs	8,318	4.6%	6,133	3.6%
Total cost of revenue	$113,218	62.8%	$111,006	64.8%
Our cost of revenue increased in aggregate dollars and decreased as a percentage of total revenue for the year ended December 31, 2012 versus the comparable 2011 period, primarily as a result of the following:

•	payroll and related employee costs increased due to increased salaries and bonus accrual; and

•	other costs which increased due to higher consulting and recruiting fees and increased fees and licenses.
These increases were partially offset by decreases in bandwidth and co-location fees which decreased primarily due to reduced transit costs, rack fees and other recurring costs of sales and service offset by increased peering costs.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2012		2011
Payroll and related employee costs	$9,388	5.2%	$9,096	5.3%
Professional fees and outside services	8,123	4.5%	5,840	3.4%
Share-based compensation	6,511	3.6%	6,132	3.6%
Bad debt expense	2,010	1.1%	1,130	0.7%
Other costs	8,468	4.7%	8,474	4.9%
Total general and administrative	$34,500	19.1%	$30,672	17.9%
Our general and administrative expense increased in aggregate dollars and increased as a percentage of revenue for the year ended December 31, 2012 versus the comparable 2011 period, primarily as a result of the following:

•	increased professional fees primarily due to increased consulting expenses, legal fees related to intellectual property matters and recruiting fees;

•	increased bad debt expense due to uncollectible accounts receivable from a related party; and

•	increased payroll and payroll-related costs.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2012		2011
Payroll and related employee costs	$27,293	15.1%	$24,296	14.2%
Share-based compensation	3,104	1.7%	3,776	2.2%
Marketing programs	2,599	1.4%	2,341	1.4%
Other costs	12,048	6.7%	9,697	5.7%
Total sales and marketing	$45,044	25.0%	$40,110	23.4%

Our sales and marketing expense increased in aggregate dollars and as a percentage of revenue for the year ended December 31, 2012 versus the comparable 2011 period, primarily as a result of the following:

•	payroll and related employee costs increased due to increased salaries and benefits and to a lesser extent increased variable compensation; and

•	increased other costs, primarily related to increased travel, consulting and recruiting fees, facility and facility-related costs and increased fees and licenses.
These increases in costs were partially offset by a decrease in share-based compensation.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2012		2011
Payroll and related employee costs	$15,006	8.3%	$11,826	6.9%
Share-based compensation	2,743	1.5%	3,554	2.1%
Other costs	2,433	1.3%	1,783	1.0%
Total research and development	$20,182	11.2%	$17,163	10.0%
Our research and development expense increased in aggregate dollars and as a percentage of revenue for the year ended December 31, 2012 versus the comparable 2011 period, primarily as a result of the following:

•	increased payroll and related employee costs due to increased hiring of network and software engineering personnel; and

•	increased other costs which include consulting and recruiting fees, telephone, fees and licenses, office supplies and other employee costs.
These increases in research and development expense were partially offset by a decrease in stock-based compensation.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $5,843, or 3.2% of revenue, for the year ended December 31, 2012 versus $4,787, or 2.8% of revenue, for the comparable 2011 period. Depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $177 for the year ended December 31, 2012 versus $299 for the comparable 2011 period. Interest expense for the year ended December 31, 2012 is primarily comprised of interest paid on capital leases. Interest expense for the year ended December 31, 2011 is comprised of interest paid on capital leases, the accretion of contingent consideration related to our business acquisitions and bank fees.
As of December 31, 2012, with the exception of our capital leases, we had no outstanding credit facilities.
Interest Income
Interest income was $356 for the year ended December 31, 2012 versus $752 for the comparable 2011 period. Interest income includes interest earned on invested cash balances and marketable securities. The decrease in interest income was primarily due to lower interest rates on our cash and marketable securities balances.
Gain on Sale of Cost Basis Investment
In August 2012, we sold our strategic investment in Gaikai, a private cloud-based gaming company and we recorded a gain on sale of our cost basis investment of $9,420.

Other (Expense) Income
Other (expense) income was $(602) for the year ended December 31, 2012 versus $(311) for the comparable 2011 period. Other (expense) income consists primarily of foreign currency transaction gains and losses.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from continuing operations for the year ended December 31, 2012 was $481 versus an income tax benefit of $(2,238), for the comparable 2011 period. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Gain (Loss) from Discontinued Operations
Discontinued operations relate to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG. See Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about discontinued operations.
Liquidity and Capital Resources
As of December 31, 2013, our cash, cash equivalents and marketable securities classified as current totaled $118,462. Included in this amount is approximately $14,144 of cash and cash equivalents held outside the United States that would be subject to withholding taxes upon repatriation.
The major components of changes in cash flows for the years ended December 31, 2013, 2012, and 2011 are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities of continuing operations decreased by $6,833 for the year ended December 31, 2013 versus the comparable 2012 period. Changes in operating assets and liabilities of $2,130 during the year ended December 31, 2013 versus $1,672 in the comparable 2012 period were primarily due to:

•	accounts receivable decreased $2,581 during the year ended December 31, 2013 due to the timing of billings net of collections as compared to a $567 increase in the comparable 2012 period;

•
prepaid expenses and other current assets and other long-term assets decreased $1,741 due to the amortization of certain prepaid vendor contracts and the collection of non-income tax related receivables during the year ended December 31, 2013 versus the comparable 2012 period; and

•	accounts payable decreased $2,192 during the year ended December 31, 2013 versus the comparable 2012 period due to timing of vendor payments.
Net cash provided by operating activities of continuing operations increased by $7,637 for the year ended December 31, 2012 versus the comparable 2011 period. Changes in operating assets and liabilities of $1,672 during the year ended December 31, 2012 versus $11,031 of cash used in the comparable 2011 period were primarily due to changes in:

•	prepaid expenses and other current assets and other long-term assets due to utilization of advanced payments for bandwidth and backbone services;

•	accounts payable associated with the timing of vendor payments; and

•	other current liabilities due to reduced payments on the obligations.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2014 and potential litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities of continuing operations was $19,019 for the year ended December 31, 2013 versus $450 for the comparable 2012 period. Net cash used in investing activities was principally comprised of cash used for the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform, offset by cash generated from maturities of short-term marketable securities, the proceeds from the sale of our WCM business, the receipt of proceeds from the sale of our investment in Gaikai that had been held in an escrow account and the sale of discontinued operations.
Net cash used in investing activities of continuing operations was $450 for the year ended December 31, 2012, versus cash provided by investing activities of $15,497 for the comparable 2011 period. Net cash used in investing activities was principally comprised of cash used for the purchase of short-term marketable securities and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform, offset by cash generated from maturities of short-term marketable securities, cash collected on the DG receivable, and proceeds from the sale of our investment in Gaikai.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During 2013, we made capital expenditures of $18,575, which represented approximately 11% of our total revenue.
Financing Activities
Net cash used in financing activities of continuing operations was $8,922 for the year ended December 31, 2013 versus $23,093 for the comparable 2012 period. Net cash used in financing activities in the year ended December 31, 2013 related to payments made for the purchase of our common stock under our stock repurchase plans of $5,512, payments of employee tax withholdings related to restricted stock units of $2,372 and payments made on our capital lease obligations of $1,301, offset by cash received from the purchase of common stock through our employee stock purchase plan of $225 and cash received from the exercise of stock options of $38.
Net cash used in financing activities of continuing operations was approximately $23,093 for the year ended December 31, 2012, versus $50,829 of net cash provided by financing activities of continuing operations for the comparable 2011 period. Net cash used in financing activities during the year ended December 31, 2012 related to payments made for the purchase of shares of our common stock under our stock repurchase plans of $20,851, payments made on our capital lease obligations of $1,749, and payments of employee tax withholdings related to RSUs of $683, offset by cash received from the exercise of stock options of $190.
On October 29, 2012, our board of directors authorized and approved a third common stock repurchase plan that authorized us to repurchase up to $10,000 of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. During 2013, we purchased and cancelled approximately 2,300 shares under the third repurchase plan. Any repurchased shares were cancelled and returned to authorized but unissued status. Our third common stock repurchase plan is now complete.
As of December 31, 2013, we had no outstanding debt other than the aforementioned capital leases.
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
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth, and computer rack space. These leases expire on various dates ranging from 2014 to 2022. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2014 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.

The following table presents our contractual obligations and commercial commitments, as of December 31, 2013 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
Contractual obligations as of December 31, 2013	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$18,023	$12,880	$4,332	$811	$—
Rack space leases	38,037	19,236	18,356	445	—
Real estate leases	15,350	3,887	5,863	4,465	1,135
Total operating leases	71,410	36,003	28,551	5,721	1,135
Capital leases	874	498	371	5	—
Other purchase obligations	1,428	612	816	—	—
Total commitments	$73,712	$37,113	$29,738	$5,726	$1,135
Off Balance Sheet Arrangements
As of December 31, 2013, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2013 would have been higher by approximately $3,059. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.
Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2013, 2012, and 2011, sales to our top 10 customers accounted for approximately 35%, 33% and 34%, respectively, of our total revenue. During 2013, 2012 and 2011, we had one customer, Netflix, who represented approximately 11% of our total revenue for each year. In 2014, we anticipate that our top 10 customer concentration levels will remain consistent with 2013. In the past, the customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

Item 8.        Financial Statements and Supplementary Data
LIMELIGHT NETWORKS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Limelight Networks, Inc.
We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limelight Networks, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 20, 2014

Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$85,956	$108,915
Marketable securities	32,506	19,040
Accounts receivable, net	21,430	26,602
Income taxes receivable	371	471
Deferred income taxes	93	38
Prepaid expenses and other current assets	8,192	12,308
Total current assets	148,548	167,374
Property and equipment, net	32,905	41,251
Marketable securities, less current portion	46	18
Deferred income tax, less current portion	1,307	2,838
Goodwill	77,035	80,278
Other intangible assets, net	2,354	6,387
Other assets	6,103	6,735
Total assets	$268,298	$304,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,473	$6,730
Deferred revenue	3,523	6,892
Capital lease obligations	466	1,301
Income taxes payable	799	519
Other current liabilities	15,022	14,866
Total current liabilities	25,283	30,308
Capital lease obligations, less current portion	358	824
Deferred income tax	321	461
Deferred revenue, less current portion	1,500	797
Other long-term liabilities	3,505	5,261
Total liabilities	30,967	37,651
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—
Common stock, $0.001 par value; 300,000 shares authorized at December 31, 2013 and, 2012; 97,677 and 98,038 shares issued and outstanding at December 31, 2013 and 2012, respectively	98	98
Additional paid-in capital	458,748	452,258
Contingent consideration	—	33
Accumulated other comprehensive loss	(1,663)	(709)
Accumulated deficit	(219,852)	(184,450)
Total stockholders’ equity	237,331	267,230
Total liabilities and stockholders’ equity	$268,298	$304,881
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues	$173,433	$180,236	$171,292
Cost of revenue:
Cost of services (1)	88,783	85,226	82,976
Depreciation — network	22,942	27,992	28,030
Total cost of revenue	111,725	113,218	111,006
Gross profit	61,708	67,018	60,286
Operating expenses:
General and administrative	31,904	34,500	30,672
Sales and marketing	41,474	45,044	40,110
Research and development	22,003	20,182	17,163
Depreciation and amortization	5,804	5,843	4,787
Total operating expenses	101,185	105,569	92,732
Operating loss	(39,477)	(38,551)	(32,446)
Other income (expense):
Interest expense	(76)	(177)	(299)
Interest income	321	356	752
Gain on sale of cost basis investment	—	9,420	—
Other, net	4,643	(602)	(311)
Total other income	4,888	8,997	142
Loss from continuing operations before income taxes	(34,589)	(29,554)	(32,304)
Income tax provision (benefit)	387	481	(2,238)
Loss from continuing operations	(34,976)	(30,035)	(30,066)
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(426)	(2,861)	4,778
Net loss	$(35,402)	$(32,896)	$(25,288)
Basic net (loss) income per weighted average share:
Continuing operations	$(0.36)	$(0.30)	$(0.28)
Discontinued operations	(0.01)	(0.02)	0.05
Total	$(0.37)	$(0.32)	$(0.23)
Diluted net (loss) income per weighted average share:
Continuing operations	$(0.36)	$(0.30)	$(0.28)
Discontinued operations	(0.01)	(0.02)	0.05
Total	$(0.37)	$(0.32)	$(0.23)
Shares used in per weighted average share calculations:
Basic	96,851	101,283	109,236
Diluted	96,851	101,283	109,236
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(35,402)	$(32,896)	$(25,288)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments	(13)	(28)	(52)
Cumulative translation adjustment	—	—	494
Foreign exchange translation	(941)	(172)	(1,069)
Discontinued operations	—	—	(211)
Other comprehensive loss, net of tax	(954)	(200)	(838)
Comprehensive loss	$(36,356)	$(33,096)	$(26,126)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Contingent Consideration	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2010	100,068	$100	$380,338	$1,608	$329	$(126,266)	$256,109
Net loss	—	—	—	—	—	(25,288)	(25,288)
Change in unrealized gains on available-for-sale investments, net of taxes	—	—	—	—	(52)	—	(52)
Cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	494	—	494
Foreign currency translation adjustment, net of taxes	—	—	—	—	(1,069)	—	(1,069)
Discontinued operations	—	—	—	—	(211)	—	(211)
Exercise of common stock options	258	—	733	—	—	—	733
Vesting of restricted stock units	985	1	(1)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(293)	—	(1,298)	—	—	—	(1,298)
Common stock received from escrow in settlement of EyeWonder indemnity claims	(589)	(1)	(1,711)	—	—	—	(1,712)
Issuance of common stock for contingent consideration	387	—	1,389	(1,389)	—	—	—
Issuance of common stock for business acquisitions	1,483	1	11,637	—	—	—	11,638
Issuance of common stock related to secondary offering	11,500	12	77,037	—	—	—	77,049
Purchase of common stock	(9,450)	(9)	(24,364)	—	—	—	(24,373)
Share-based compensation - continuing operations	—	—	15,881	—	—	—	15,881
Share-based compensation — discontinued operations	—	—	1,204	—	—	—	1,204
Balance at December 31, 2011	104,349	$104	$460,845	$219	$(509)	$(151,554)	$309,105
Net loss	—	—	—	—	—	(32,896)	(32,896)
Change in unrealized gains (losses) on available-for-sale investments, net of taxes	—	—	—	—	(28)	—	(28)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(172)	—	(172)
Exercise of common stock options	175	—	190	—	—	—	190
Vesting of restricted stock units	2,451	3	(3)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(788)	(1)	(1,903)	—	—	—	(1,904)
Common stock received from escrow in settlement of EyeWonder indemnity claims	(110)	—	(398)	—	—	—	(398)

	Common Stock		Additional Paid-In Capital	Contingent Consideration	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Issuance of common stock for contingent consideration	61	—	186	(186)	—	—	—
Issuance of common stock for business acquisitions	350	—	—	—	—	—	—
Purchase of common stock	(8,450)	(8)	(21,134)	—	—	—	(21,142)
Share-based compensation — continuing operations	—	—	14,475	—	—	—	14,475
Balance at December 31, 2012	98,038	$98	$452,258	$33	$(709)	$(184,450)	$267,230
Net loss	—	—	—	—	—	(35,402)	(35,402)
Change in unrealized gains (losses) on available-for-sale investments, net of taxes	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(941)	—	(941)
Exercise of common stock options	143	—	38	—	—	—	38
Vesting of restricted stock units	2,032	2	(2)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(593)	—	(1,304)	—	—	—	(1,304)
Issuance of common stock for settlement of contingent consideration	11	—	33	(33)	—	—	—
Issuance of common stock under employee stock purchase plan	135	—	225	—	—	—	225
Purchases of common stock	(2,089)	(2)	(4,845)	—	—	—	(4,847)
Share-based compensation — continuing operations	—	—	12,345	—	—	—	12,345
Balance at December 31, 2013	97,677	$98	$458,748	$—	$(1,663)	$(219,852)	$237,331

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(35,402)	$(32,896)	$(25,288)
(Loss) income from discontinued operations	(426)	(2,861)	4,778
Net loss from continuing operations	(34,976)	(30,035)	(30,066)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	28,746	33,835	32,817
Share-based compensation	12,345	14,475	15,881
Foreign currency remeasurement gain	(531)	(103)	—
Deferred income taxes	(328)	(38)	(214)
Loss on disposal of property and equipment	442	89	—
Accounts receivable charges	965	2,010	1,181
Amortization (accretion) of premium (discount) on marketable securities	639	472	(63)
Non cash tax benefit associated with sale of discontinued operations	—	—	(2,572)
Non cash increase in cost basis investment	—	(528)	(1,038)
Gain on sale of cost basis investment	—	(9,420)	—
Gain on sale of the Web Content Management business	(3,836)	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,581	(567)	5
Prepaid expenses and other current assets	1,222	2,910	(582)
Income taxes receivable	105	(440)	184
Other assets	519	(1,626)	(3,859)
Accounts payable	(2,192)	2,419	(2,491)
Deferred revenue	4	(137)	(1,021)
Other current liabilities	384	17	(3,254)
Income taxes payable	305	(255)	(1,357)
Other long term liabilities	(798)	(649)	1,344
Net cash provided by operating activities of continuing operations	5,596	12,429	4,895
Investing activities
Purchase of marketable securities	(59,047)	(27,280)	(22,712)
Maturities of marketable securities	44,901	27,625	14,932
Purchases of property and equipment	(18,575)	(18,390)	(30,363)
Proceeds from the sale of cost basis investment	1,237	10,154	—
Proceeds from sale of the Web Content Management business	12,341	—	—
Proceeds from the sale of discontinued operations	124	7,441	61,000
Acquisition of businesses, net of cash acquired	—	—	(7,360)
Net cash (used in) provided by investing activities of continuing operations	(19,019)	(450)	15,497
Financing activities
Payments on capital lease obligations	(1,301)	(1,749)	(1,384)
Payment of employee tax withholdings related to restricted stock	(2,372)	(683)	(1,196)
Cash paid for purchase of common stock	(5,512)	(20,851)	(24,373)
Proceeds from exercise of stock options	38	190	733
Proceeds from employee stock purchase plan	225	—	—
Proceeds from secondary public offering, net	—	—	77,049
Net cash (used in) provided by financing activities of continuing operations	(8,922)	(23,093)	50,829
Effect of exchange rate changes on cash and cash equivalents	(606)	(171)	351
Discontinued operations
Cash used in operating activities of discontinued operations	(8)	(149)	(5,400)
Cash used in investing activities of discontinued operations	—	—	(684)
Net cash used in discontinued operations	(8)	(149)	(6,084)
Net (decrease) increase in cash and cash equivalents	(22,959)	(11,434)	65,488
Cash and cash equivalents, beginning of year	108,915	120,349	54,861
Cash and cash equivalents, end of year	$85,956	$108,915	$120,349
Supplement disclosure of cash flow information
Cash paid during the year for interest	$76	$178	$203
Cash paid during the year for income taxes, net of refunds	$321	$1,428	$1,851
Property and equipment remaining in accounts payable and other current liabilities	$1,709	$948	$3,275
Purchase of property and equipment under capital leases	$—	$—	$2,271
Property and equipment acquired through leasehold incentives	$386	$—	$2,361
Common stock issued in connection with acquisition of businesses	$—	$—	$9,413
Contingent consideration common stock issued in connection with acquisition of businesses	$33	$186	$1,389
Property acquired due to vendor concession	$250	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2013
1. Nature of Business
Limelight Networks, Inc. (the Company) operates a globally distributed, high-performance network (its global network) and provides a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration, and cloud storage services. These four services work collectively to enable any organization to deliver a digital experience to any device, anywhere in the world.
The Company, incorporated in Delaware, has operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. The Company began international operations in 2004.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain other reclassifications have been made to prior year amounts to conform to the current year presentation. All information is presented in thousands, except per share amounts and where specifically noted.

Revision of Previously Issued Financial Statements

For the year ended December 31, 2013, the statement of operations was revised to reclassify certain amounts to cost of revenues, research and development and sales and marketing expenses that were previously reported in general and administrative expenses. The following table summarizes the reclassification by line item within the statement of operations for the prior years ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012
	As		As
	Reported	Reclassifications	Revised
Cost of services	$83,723	$1,503	$85,226
Total cost of revenue	111,715	1,503	113,218
Gross profit	68,521	(1,503)	67,018

General and administrative	36,003	(1,503)	34,500
Total operating expenses	107,072	(1,503)	105,569

	For the Year Ended December 31, 2011
	As		As
	Reported	Reclassifications	Revised
Cost of services	$81,556	$1,420	$82,976
Total cost of revenue	109,586	1,420	111,006
Gross profit	61,706	(1,420)	60,286

General and administrative	32,138	(1,466)	30,672
Sales and marketing	40,081	29	40,110
Research and development	17,146	17	17,163
Total operating expenses	94,152	(1,420)	92,732
The Company also revised the statement of cash flow presentation for certain remeasurement gains and losses from the “Effect of exchange rate changes on cash and cash equivalents” line item to the “Foreign currency remeasurement (gain)

loss” line item included in “Net cash provided by operating activities of continuing operations.” The amount of this revision for the year ended December 31, 2012 was approximately $103.
On September 1, 2011, the Company completed the sale of its EyeWonder LLC and subsidiaries and chors GmbH video and rich media advertising services (EyeWonder and chors) to DG FastChannel, Inc. (now Digital Generation, Inc.) (DG). The sale of EyeWonder and chors met the criteria for discontinued operations during the year ended December 31, 2011. Accordingly, the results of operations related to EyeWonder and chors have been classified as discontinued operations in all periods presented. See further discussion in Note 5.
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this annual report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future periods.
Foreign Currency Translation
The Company analyzes the functional currency for each of its international subsidiaries periodically to determine if a significant change in facts and circumstances indicate that the primary economic currency has changed. As of December 31, 2010, the Company’s international subsidiaries had the U.S. dollar as their functional currencies. During the first quarter of 2011, the Company analyzed the various economic factors of its international subsidiaries and determined that the operations of its subsidiaries that were previously determined to operate in a U.S. dollar functional currency environment had changed and their functional currencies should be changed to the local currencies. The Company was historically primarily focused on the United States market and deployed network assets in foreign jurisdictions to support its United States customers. The Company is now conducting business and generating revenue from an international customer base. It has significantly expanded its sales, operations and finance resources internationally and various contracts were moved to the foreign subsidiaries to better match foreign currency costs with foreign currency revenues. Effective January 1, 2011, the adjustment from translating these subsidiaries’ financial statements from the local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive loss. The foreign currency translation adjustments reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during each period. Upon the change in functional currency, the Company recorded a cumulative translation adjustment of approximately $494, which is included in the consolidated statement of comprehensive loss for the year ended December 31, 2011. Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the years ended December 31, 2013, 2012 and 2011, the Company recorded additional foreign currency translation losses of $941, $172 and $1,069, respectively, in its statements of comprehensive loss. During the year ended December 31, 2013, the Company recorded a foreign exchange remeasurement gain of approximately $92. During each of the years ended December 31, 2012 and 2011, the Company recorded foreign exchange remeasurement losses of approximately $513 and $266 respectively. The foreign exchange remeasurement gains and losses are included in other income (expense) in the consolidated statements of operations.
Recent Accounting Standards
Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income (loss). ASU 2013-02 requires an entity to present, either on the face of the statement where net income (loss) is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss), but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013, and has included the additional disclosures in Note 16.
In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for the Company for fiscal years beginning after December 15, 2013. The company adopted this guidance effective

January 1, 2014. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The company has adopted this guidance, see further discussion in Note 21.
Revenue Recognition
The Company derives revenue primarily from the sale of services that comprise components of its Orchestrate Platform. The Company’s customers generally execute contracts with terms of one year or longer, which are referred to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. The Company defines usage as customer data sent or received using its content delivery service, or content that is hosted or cached by the Company at the request or direction of its customer. The Company recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable, and collection is reasonably assured. Should a customer’s usage of the Company’s services exceed the monthly minimum commitment, the Company recognizes revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, the Company recognizes revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognizes any remaining committed amount for the applicable period in the last month thereof.
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
The Company has, on occasion, entered into multi-element arrangements. Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. Arrangements not meeting these criteria are combined into a single unit of accounting.
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
The Company recognized approximately $1,914, $2,837, and $4,309, respectively, in revenue under multi-element arrangements for the years ended December 31, 2013, 2012, and 2011. As of December 31, 2013, the Company had no deferred revenue related to multi-element arrangements.
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
Investments in Marketable Securities

Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company has classified its investments in marketable securities as available-for-sale. Available-for-sale investments are initially recorded at cost with temporary changes in fair value periodically recorded through comprehensive income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations. The Company periodically reviews its investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred.
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
The Company’s reserve for service credits relates to credits that are expected to be issued to customers during the ordinary course of business. These credits typically relate to customer disputes and billing adjustments and are estimated at the time the revenue is recognized and recorded as a reduction of revenues. Estimates for service credits are based on an analysis of credits issued in previous periods.
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
Contingencies
The Company records contingent liabilities resulting from asserted and unasserted claims when it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are disclosed when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain.
Long-Lived Assets

The Company reviews its long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. The Company treats any write-downs as permanent reductions in the carrying amounts of the assets. The Company believes the carrying amounts of its long-lived assets at December 31, 2013 and 2012 are fully realizable and has not recorded any impairment losses.
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
Cost of Revenue
Cost of revenues consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to Internet service provider networks and fees paid to data center operators for housing network equipment in third party network data centers, also known as co-location costs. Cost of revenues also includes depreciation of network equipment used to deliver the Company’s content delivery services, payroll and related costs and share-based compensation for its network operations, and professional services personnel.
The Company enters into contracts for bandwidth with third party network providers with terms typically ranging from several months to five years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above contracted minimums. A portion of the global computing platform traffic delivery is completed through direct connection to ISP networks, called peering.
Research and Development and Software Development Costs
Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing, operation, and enhancement of the Company’s services, and network. Costs incurred in the development of the Company’s services are expensed as incurred.
Advertising Costs
Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of Internet, trade show, and publications advertising, were approximately $2,754, $2,474, and $2,290 for the years ended December 31, 2013, 2012, and 2011, respectively.
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
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$261	$—	$—	$261
Certificate of deposit	4,080	—	4	4,076
Commercial paper	2,200	—	—	2,200
Corporate notes and bonds	26,001	15	7	26,009
	32,542	15	11	32,546
Publicly traded common stock	12	—	6	6
Total marketable securities	$32,554	$15	$17	$32,552
At December 31, 2013, the Company evaluated its marketable securities and determined unrealized losses were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2013. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.
Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.
The amortized cost and estimated fair value of the marketable securities (designated as available-for-sale) at December 31, 2013, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$17,031	$2	$5	$17,028
Due after one year and through five years	15,511	13	6	15,518
	$32,542	$15	$11	$32,546
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$6,266	$4	$—	$6,270
Certificate of deposit	2,741	—	—	2,741
Commercial paper	500	—	—	500
Corporate notes and bonds	9,527	3	1	9,529
	19,034	7	1	19,040
Publicly traded common stock	12	6	—	18
Total marketable securities	$19,046	$13	$1	$19,058

The amortized cost and estimated fair value of the marketable securities (designated as available-for-sale) at December 31, 2012, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$18,260	$6	$1	$18,265
Due after one year and through five years	774	1	—	775
	$19,034	$7	$1	$19,040
4. Business Disposition
On December 23, 2013, the Company sold 100% of the outstanding common stock of our Web Content Management (WCM) business for $12,341 in cash, net of preliminary working capital adjustments. After allocating goodwill of $3,799 to WCM, the sale resulted in a gain of approximately $3,836, which is included in Other, net in the consolidated statement of operations for the year ended December 31, 2013. This sale was not treated as a discontinued operation because the operations and cash flows of the WCM business cannot be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company.
5. Discontinued Operations
On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services to DG for net proceeds of $61,000 ($66,000 gross cash proceeds less $5,000 held in escrow) plus an estimated $10,854 receivable from DG pursuant to the purchase agreement dated as of August 30, 2011 by and among the Company, DG and Limelight Networks Germany GmbH.
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
The following is a summary of activity related to the receivable from DG for the years ended December 31, 2013 and 2012:

Balance, December 31, 2011	$10,854
Payments received from DG	(7,440)
Allowance for doubtful accounts receivable and other receivables adjustments	(2,060)
Net Working Capital adjustments	(818)
Balance, December 31, 2012	$536
Payments received from DG	(124)
Allowance for doubtful accounts receivable and other receivable adjustments	(412)
Balance, December 31, 2013	$—
During the year ended December 31, 2013, the Company recorded a charge to discontinued operations of $412 in the consolidated statement of operations to write-off the remaining accounts receivable balance from DG as it was determined the balance was no longer collectible.
During the year ended December 31, 2012, the Company recorded a charge to discontinued operations of $2,861 in the consolidated statement of operations comprised of $2,060 of allowance for doubtful accounts receivable and a reduction of $818 related to Net Working Capital adjustments.
During the year ended December 31, 2011, the Company recorded a gain on sale of discontinued operations of $14,756 net of income taxes. The gain on sale also reflects the realization of foreign currency translation adjustment gains of approximately $400 and $100 in unrealized losses on investments previously included in accumulated other comprehensive income (loss).
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
Operating results of discontinued operations for the years ended December 31, 2013, 2012, and 2011, respectively, are as follows:

	Years Ended December 31,
	2013	2012	2011
Revenues	$—	$—	$22,302
Cost of revenues	—	—	(8,843)
General and administrative expenses	(15)	163	(6,055)
Sales and marketing expenses	—	—	(8,183)
Research and development expenses	—	—	(4,853)
Depreciation and amortization	—	—	(3,761)
Interest expense	—	—	(16)
Interest income	—	—	21
Other (expense) income	—	—	(525)
(Loss) gain on sale of discontinued operations, net of income taxes	(411)	(3,024)	14,756
(Loss) income before income taxes	(426)	(2,861)	4,843
Income tax expense	—	—	(65)
(Loss) income from discontinued operations	$(426)	$(2,861)	$4,778
(Loss) income from discontinued operations per weighted average share:
Basic	$(0.01)	$(0.02)	$0.05
Diluted	$(0.01)	$(0.02)	$0.05
Shares used in per weighted average share calculation for discontinued operations:
Basic and diluted	96,851	101,283	109,236

6. Accounts Receivable
Accounts receivable include:

	December 31,
	2013	2012
Accounts receivable	$17,497	$23,675
Unbilled accounts receivable	5,943	6,997
	23,440	30,672
Less: credit allowance	(610)	(640)
Less: allowance for doubtful accounts	(1,400)	(3,430)
Total accounts receivable, net	$21,430	$26,602
7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include:

	December 31,
	2013	2012
Prepaid bandwidth and backbone services	$2,045	$3,614
Non-income taxes receivable (VAT)	1,588	1,739
Gaikai sale escrow receivable	—	1,237
Receivable from DG (see note 5)	—	536
Employee advances and prepaid recoverable commissions	189	551
Vendor deposits and other	4,370	4,631
Total prepaid expenses and other current assets	$8,192	$12,308
In May 2010, the Company made a strategic investment in Gaikai Inc., a private cloud-based gaming technology company (Gaikai). In August 2012, Sony Computer Entertainment Inc. (Sony) acquired Gaikai and the Company recorded a gain on sale of its cost basis investment in Gaikai of $9,420 which is reflected in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2012. The carrying value of the Gaikai cost basis investment as of the sale date was approximately $2,000. The aggregate selling price was $11,400 consisting of $10,154 of cash received and $1,237 held in escrow for a period of up to 15 months to cover any potential indemnification claims. In November 2013, the Company received $1,246, which included the escrow receivable of $1,237, plus interest of $9.
Additionally, as a result of the acquisition by Sony, the Company’s contract for services with Gaikai was terminated and the Company received approximately $1,300 in terminations fees which was recorded as revenue in 2012.
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
The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company concluded that it has one reporting unit and assigned the entire balance of goodwill to this reporting unit during 2013. The fair value of the reporting unit is determined using the Company’s market capitalization as of its annual impairment assessment date or each reporting date if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to:

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
The estimated fair value of the reporting unit is determined using a market approach. The Company’s market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to the Company. As of the annual impairment testing date of October 31, 2013 and at December 31, 2013, the Company determined that goodwill was not impaired. The Company determined that the estimated fair value of its reporting unit exceeded carrying value by approximately $24,800 or 11%, and $33,100 or 14%, using the market capitalization of the Company plus an estimated control premium of 40% on October 31, 2013 and December 31, 2013, respectively. Adverse changes to certain key assumptions as described above could result in a future charge to earnings.

The changes in the carrying amount of goodwill for continuing operations for the years ended December 31, 2013 and 2012 were as follows:

Balance, December 31, 2011	$80,105
Foreign currency translation adjustment	173
Balance, December 31, 2012	$80,278
Foreign currency translation adjustment	556
Disposition of the WCM business	$(3,799)
Balance, December 31, 2013	$77,035
Other intangible assets that are subject to amortization consisted of the following:

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$6,164	$(3,875)	$2,289
Customer relationships	150	(85)	65
Total other intangible assets	$6,314	$(3,960)	$2,354

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$8,436	$(4,035)	$4,401
Customer relationships	3,412	(1,427)	1,985
Trade names and trademark	160	(159)	1
Total other intangible assets	$12,008	$(5,621)	$6,387
Aggregate expense related to amortization of other intangible assets included in continuing operations for the years ended December 31, 2013, 2012, and 2011 was approximately $2,843, $2,871, and $2,350, respectively. Based on the Company’s other intangible assets as of December 31, 2013, aggregate expense related to the amortization of other intangible assets is expected to be $1,159 in 2014, and $892, $303, and $0 for fiscal years 2015, 2016, and 2017, respectively.
The weighted average amortization period for Existing technologies is 4.7 years. The weighted average amortization period for Customer relationships is 6.0 years.

9. Property and Equipment

Property and equipment include:

	December 31,
	2013	2012
Network equipment	$180,896	$168,637
Computer equipment	11,073	10,398
Furniture and fixtures	2,723	2,595
Leasehold improvements	7,162	6,684
Other equipment	570	534
	202,424	188,848
Less: accumulated depreciation	(169,519)	(147,597)
Total property and equipment, net	$32,905	$41,251
Cost of revenue depreciation expense related to property and equipment was approximately $22,942, $27,992, and $28,030, respectively, for the years ended December 31, 2013, 2012, and 2011, respectively.
Operating expense depreciation and amortization expense related to property and equipment was approximately $2,961, $2,972, and $2,437, respectively, for the years ended December 31, 2013, 2012, and 2011, respectively.
10. Other Assets
Other assets include:

	December 31,
	2013	2012
Prepaid bandwidth and backbone services	$4,268	$5,799
Vendor deposits and other	1,835	729
Deferred expenses	—	207
Total other assets	$6,103	$6,735
The Company enters into multi-year arrangements with telecommunications providers for bandwidth and backbone capacity. The agreements sometimes require the Company to make advanced payments for future services to be received.
11. Other Current Liabilities
Other current liabilities include:

	December 31,
	2013	2012
Accrued compensation and benefits	$6,682	$6,703
Accrued cost of revenue	1,833	2,307
Accrued legal fees	1,769	1,591
Indirect taxes payable	639	1,029
Customer deposits	635	361
Other accrued expenses	3,464	2,875
Total other current liabilities	$15,022	$14,866
12. Other Long Term Liabilities
Other long term liabilities include:

	December 31,
	2013	2012
Deferred rent	$3,384	$3,543
Income taxes payable	121	1,718
Total other long term liabilities	$3,505	$5,261

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
On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined that the Company did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that the Company did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that the Company induced its customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, the Company filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision and sought to stay any proceedings at the trial court until the Supreme Court rules on that petition. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to the Company’s petition. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and will hear argument in our case on April 30, 2014. The Company believes that the Court of Appeal’s new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as the Company has successfully shown that it does not directly infringe Akamai’s patent, the Company firmly believes that it will ultimately be successful in showing that it does not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory, and does not believe a loss is probable; therefore, no provision for this lawsuit is recorded in the consolidated financial statements.
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
Legal and other expenses associated with this case have been significant. The Company includes these litigation expenses in general and administrative expenses as incurred, as reported in the consolidated statement of operations.

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
14. Net Loss per Share
The Company calculates basic and diluted earnings per weighted average share based on net income (loss). The Company uses the weighted-average number of shares of common stock outstanding during the period for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of convertible stock options and restricted stock units in the weighted-average number of shares of common stock outstanding. Net income (loss) from continuing operations is utilized in determining whether potential shares of common stock are dilutive or anti-dilutive for purposes of computing diluted net income (loss) per share.
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	2013	2012	2011
Net loss from continuing operations	$(34,976)	$(30,035)	$(30,066)
Net (loss) income from discontinued operations	(426)	(2,861)	4,778
Net loss available to common stockholders	$(35,402)	$(32,896)	$(25,288)
Basic weighted average outstanding shares of common stock	96,851	101,283	109,236
Basic weighted average outstanding shares of common stock	96,851	101,283	109,236
Dilutive effect of stock options and restricted stock units	—	—	—
Diluted weighted average outstanding shares of common stock	96,851	101,283	109,236
Basic and diluted income (loss) per share:
Continuing operations	$(0.36)	$(0.30)	$(0.28)
Discontinued operations	(0.01)	(0.02)	0.05
Basic and diluted net loss per share	$(0.37)	$(0.32)	$(0.23)

For the years ended December 31, 2013, 2012 and 2011, outstanding options and restricted stock units of approximately 1,986, 2,273 and 4,427, respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

15. Stockholders’ Equity
Common Stock
The Company has had a share repurchase program since September 2011. The Company has repurchased shares of common stock from time to time through May 9, 2013. Through December 31, 2013, the Company has used a total of $50,736, including commissions and expenses, to repurchase 19,990,423 shares at an average cost per share of $2.55. All repurchased shares were cancelled and returned to authorized but unissued status.
In June 2013, the Company’s stockholders approved the Company’s 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase the Company’s common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the year ended December 31, 2013, the Company issued 135,271 shares under the ESPP. Total cash proceeds from the purchase of shares under the ESPP were approximately $225. As of December 31, 2013, shares reserved for issuance to employees under this plan totaled 4,000,000 and the Company held employee contributions of approximately $26 for future purchases under the ESPP. The ESPP is considered compensatory. The Company recorded compensation expense of $57 during the year ended December 31, 2013 related to the ESPP.
During the year ended December 31, 2013, the Company issued 10,915 shares of its common stock in connection with the achievement of contingent consideration goals related to a previous acquisition.
The Company has reserved approximately 5,162,930 unissued shares of common stock for future options and restricted stock units under the incentive compensation plan.
Preferred Stock
The board of directors has authorized the issuance of up to 7,500,000 shares of preferred stock at December 31, 2013. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of December 31, 2013, the Board had not adopted any resolutions for the issuance of preferred stock.
16. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2013 and 2012 was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2012	$(747)	$38	$(709)
Other comprehensive loss before reclassifications	(941)	(13)	(954)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive loss	(941)	(13)	(954)
Balance, December 31, 2013	$(1,688)	$25	$(1,663)

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2011	$(575)	$66	$(509)
Other comprehensive loss before reclassifications	(172)	(28)	(200)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive loss	(172)	(28)	(200)
Balance, December 31, 2012	$(747)	$38	$(709)

17. Share-Based Compensation
Incentive Compensation Plans
The Company maintains Incentive Compensation Plans (the Plans) to attract, motivate, retain, and reward high quality executives and other employees, officers, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in the Company. The Plans are intended to be qualified plans under the Internal Revenue Code.
The Plans allow the Company to award stock option grants and restricted stock units (RSUs) to employees, directors and consultants of the Company. During 2013, the Company granted awards to employees and directors. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of the Company’s common stock on the date of the grant.
Data pertaining to stock option activity under the Plans are as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2010	12,008	$4.94
Granted	4,675	5.68
Exercised	(262)	2.30
Cancelled	(3,073)	5.04
Balance at December 31, 2011	13,348	5.23
Granted	2,972	2.40
Exercised	(176)	1.08
Cancelled	(1,834)	6.10
Balance at December 31, 2012	14,310	4.58
Granted	4,902	2.19
Exercised	(143)	0.26
Cancelled	(3,087)	3.87
Balance at December 31, 2013	15,982	4.00

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2013:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	569	2.2	$0.36	569	$0.36
$ 1.51 — $ 3.00	6,661	8.4	2.17	1,606	2.11
$ 3.01 — $ 4.50	3,640	5.4	3.77	3,269	3.76
$ 4.51 — $ 6.00	2,070	5.9	5.18	1,700	5.13
$ 6.01 — $ 7.50	1,759	3.4	6.46	1,685	6.46
$ 7.51 — $ 15.00	1,283	3.9	10.56	1,155	10.83
	15,982			9,984
The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012, and 2011 on a per-share basis was approximately $1.48, $1.60, and $3.70, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2013, 2012, and 2011 was approximately $265, $309, and $801, respectively. The aggregate intrinsic value of options outstanding at December 31, 2013 is approximately $1,113. The weighted average remaining contractual term of options currently exercisable at December 31, 2013 was 4.8 years.
The Company measures all employee share-based payment awards using a fair-value method. The grant date fair value is determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires the Company to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. The Company’s expected volatility is derived from its own volatility rate as a publicly traded company and historical volatilities of similar public companies within the Internet services and network industry. Each company’s historical volatility is weighted based on certain qualitative factors and combined to produce a single volatility factor used by the Company. For most of 2013, the Company did not have enough historical experience as a public company to provide a reasonable estimate of the expected term; therefore, expected term was calculated using the “short-cut” method, which takes into consideration the grant’s contractual life and the vesting periods. As of December 31, 2013, the Company's expected term is based on its historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Any impact from a forfeiture rate adjustment will be recognized in full in the period of the adjustment.
The fair value of each new option awarded is estimated on the grant date using the assumptions noted in the following table:

	Years Ended December 31,
	2013	2012	2011
Expected volatility	77.96%	78.10%	72.25%
Expected term, years	6.05	5.88	6.08
Risk-free interest	1.31%	0.91%	2.14%
Expected dividends	—%	—%	—%
Unrecognized share-based compensation related to stock options totaled $8,186 at December 31, 2013. The Company expects to amortize unvested stock compensation related to stock options over a weighted average period of approximately 2.5 years at December 31, 2013.
During the years ended December 31, 2013, 2012, and 2011, the Company recorded share-based compensation related to stock options of approximately $6,617, $7,426, and $9,568, respectively.

The following table summarizes the different types of RSUs outstanding (in thousands):

	Years Ended December 31,
	2013	2012	2011
RSUs with service-based vesting conditions	5,286	4,232	3,392
Performance-based RSUs	—	349	459
Unvested RSUs	5,286	4,581	3,851
Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant.
Data pertaining to RSUs activity under the Plans is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)
Balance at December 31, 2010	2,627	$4.31
Granted	2,829	3.32
Vested	(986)	4.09
Cancelled	(619)	4.04
Balance at December 31, 2011	3,851	3.66
Granted	4,085	2.37
Vested	(2,450)	2.68
Cancelled	(905)	3.17
Balance at December 31, 2012	4,581	2.74
Granted	4,970	2.15
Vested	(2,032)	2.53
Cancelled	(2,233)	2.78
Balance at December 31, 2013	5,286	2.24
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2013, 2012, and 2011 was approximately $2.15, $2.37, and $3.32, respectively. The total intrinsic value of the units vested during the years ended December 31, 2013, 2012, and 2011 was approximately $5,117, $5,400, and $2,900, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2013 is $10,467.
Share-based payment compensation related to all restricted stock awards and RSUs for the years ended December 31, 2013, 2012, and 2011 was approximately $5,671, $7,049, and $6,313, respectively. At December 31, 2013 there was approximately $8,788 of total unrecognized compensation costs related to RSUs. That cost is expected to be recognized over a weighted-average period of approximately 2.55 years as of December 31, 2013.
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
The Company recorded share-based compensation expense related to stock options, restricted stock and RSUs during the years ended December 31, 2013, 2012, and 2011 of approximately $12,345, $14,475, and $15,881, respectively. Unrecognized share-based compensation expense totaled approximately $16,974 at December 31, 2013, which is expected to be recognized over a weighted average period of approximately 2.53 years.

The following table summarizes the components of share-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
Share-based compensation expense by type of award:
Stock options	$6,617	$7,426	$9,568
Restricted stock units	5,671	7,049	6,313
Shares issued under the 2013 ESPP	57	—	—
Total share-based compensation expense	$12,345	$14,475	$15,881
Effect of share-based compensation expense on income by financial statement line:
Cost of services	$1,873	$2,117	$2,419
General and administrative expense	5,971	6,511	6,132
Sales and marketing expense	2,245	3,104	3,776
Research and development expense	2,256	2,743	3,554
Total cost related to share-based compensation expense	$12,345	$14,475	$15,881
18. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of the Company’s initial public offering (IPO), became holders of more than 10% of the Company’s common stock. On June 14, 2007, upon the closing of the Company’s IPO, all outstanding shares of the Company’s Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. As of December 31, 2013, 2012, and 2011, Goldman, Sachs & Co. owned approximately 31%, 31%, and 29%, respectively, of the Company’s outstanding common stock.
The Company leased office space to an entity in which current members of its board of directors have an ownership interest. During the years ended December 31, 2012 and 2011, the Company invoiced and collected approximately $16 and $71, respectively, in office space rental from this entity.
The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive officers and directors. Revenue derived from related parties was approximately 1% for the years ended December 31, 2013, 2012, and 2011 respectively. Total outstanding accounts receivable from all related parties as of December 31, 2013, 2012 and 2011 was approximately $7, $1,300 and $400, respectively.
During 2013, the Company entered into an agreement for services with an entity in which a current member of its board of directors is an officer. During 2013, the Company incurred approximately $154 in expense for services rendered.
19. Leases and Commitments
Operating Leases
The Company is committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of December 31, 2013 are as follows:

2014	$3,887
2015	3,242
2016	2,621
2017	2,213
2018 and thereafter	3,387
Total minimum payments	$15,350
Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. The following summarizes minimum commitments as of December 31, 2013:

2014	$32,728
2015	18,674
2016	4,831
2017	873
2018 and thereafter	382
Total minimum payments	$57,488
Rent and operating expense relating to these operating lease agreements and bandwidth and co-location agreements was approximately $61,693, $58,818, and $60,140, respectively, for the years ended December 31, 2013, 2012, and 2011.
Capital Leases
The Company leases equipment under capital lease agreements which extend through 2016. As of December 31, 2013 and 2012, the outstanding balance for capital leases was approximately $824 and $2,125, respectively. The Company recorded assets under capital lease obligations of approximately $2,312 and $5,100, respectively, as of December 31, 2013 and 2012. Related accumulated amortization totaled approximately $1,878 and $2,900, respectively as of December 31, 2013 and 2012. The assets acquired under capital leases and related accumulated amortization is included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Operations. The average interest rate on the Company’s outstanding capital leases at December 31, 2013 was approximately six percent. Interest expense related to capital leases was approximately $76, $170, and $186, respectively, for the years ended December 31, 2013, 2012, and 2011.
Future minimum capital lease payments at December 31, 2013 were as follows (in thousands):

2014	$498
2015	238
2016	133
2017	5
2018 and thereafter	—
Total	874
Amounts representing interest	(50)
Present value of minimum lease payments	$824
20. Concentrations
For each of the years ended December 31, 2013, 2012, and 2011, Netflix, Inc. represented approximately 11% of the Company’s total revenue.
Revenue from sources outside America totaled approximately $55,020, $54,636, and $51,427, respectively, for the years ended December 31, 2013, 2012, and 2011.
During the years ended December 31, 2013 and 2011, the Company had no single country outside of the United States that accounted for 10% or more of the Company's total revenues. During the year ended December 31, 2012, the Company had two countries, Japan and the United States, which accounted for 10% or more of the Company’s total revenues.

21. Income Taxes
The Company's loss from continuing operations before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
(Loss) income before income taxes:
United States	$(34,789)	$(29,991)	$(30,438)
Foreign	200	437	(1,866)
	$(34,589)	$(29,554)	$(32,304)
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	80	(20)	198
Foreign	442	558	550
Total current	522	538	748
Deferred:
Federal	16	16	(2,571)
State	—	—	—
Foreign	(151)	(73)	(415)
Total deferred	(135)	(57)	(2,986)
Total (benefit) provision	$387	$481	$(2,238)
A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate is shown in the table below (in thousands, except percent):

	Years Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(12,106)	35%	$(10,344)	35%	$(11,306)	35%
Impact related to sale of discontinued operations	—	—%	—	—%	7,893	(24)%
Valuation allowance	12,958	(37)%	10,329	(35)%	52	—%
Foreign income taxes	221	(1)%	351	(1)%	797	(3)%
State income taxes	80	—%	(20)	—%	198	(1)%
Non-deductible expenses	(783)	2%	168	(1)%	136	—%
Uncertain tax positions	14	—%	(18)	—%	(9)	—%
Share-based compensation	—	—%	—	—%	—	—%
Other	3	—%	15	—%	1	—%
Provision for (benefit from) income taxes	$387	(1)%	$481	(2)%	$(2,238)	7%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of the

Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Share-based compensation	$12,797	$12,506
Net operating loss and tax credit carry-forwards	26,991	27,484
Deferred revenue	2,808	3,984
Accounts receivable reserves	537	1,281
Fixed assets	5,751	4,904
Other	1,209	921
Total deferred tax assets	50,093	51,080
Deferred tax liabilities:
Intangible assets	(738)	(2,103)
Prepaid expenses	(164)	(187)
Other	(65)	(160)
Total deferred tax liabilities	(967)	(2,450)
Valuation allowance	(48,047)	(46,215)
Net deferred tax assets (liabilities)	$1,079	$2,415
In addition to the deferred tax assets listed in the table above, the Company has unrecorded tax benefits of $10,350 and $10,000 at December 31, 2013 and December 31, 2012, respectively, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction associated with employee stock options and restricted stock units, which, if subsequently realized will be recorded to contributed capital. As a result of net operating loss carryforwards, the Company was not able to recognize the excess tax benefits of stock option deductions because the deductions did not reduce income tax payable. Although not recognized for financial reporting purposes, this unrecorded tax benefit is available to reduce future income and is incorporated into the disclosed amounts of the Company’s federal and state NOL carryforwards, discussed below.
The federal and state net operating loss carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. At December 31, 2013, the Company had $79,300 federal and $59,200 state net operating loss carryforwards, including the NOLs discussed in the preceding paragraph. The Company’s federal net operating losses will begin to expire in 2019 and the state net operating loss carryforwards will begin to expire in 2014. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). At December 31, 2013 the Company had state tax credit carryforwards of $340, which will expire at various dates beginning in 2014. At December 31, 2013 the Company had federal tax credit carryforwards of $300, which will expire at various dates beginning in 2026.
The Company reduces the carrying amounts of deferred tax assets by a valuation allowance, if based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, the Company’s experience with loss carryforwards not expiring unutilized, and all tax planning alternatives that may be available.
A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries as management cannot conclude that it is more-likely-than-not that these assets will be realized. As of December 31, 2012, no valuation allowance was provided on $1,600 of deferred tax assets associated with certain net operating losses because it was believed that they will be used to offset the Company’s liabilities relating to its uncertain tax positions. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The company has analyzed the guidance under ASU 2013-11 and determined that due to the Company’s NOL position, the unrecognized tax benefits of $1,600 associated with certain net operating losses should be presented in the December 31, 2013 financial statements as a reduction to the deferred tax assets for the net operating loss carryforward.
The Company has certain taxable temporary differences related to intangible assets that cannot be offset by existing deductible temporary differences resulting in a deferred tax liability of approximately $250 and $400 as of December 31, 2013 and 2012, respectively.
A summary of the activities associated with the Company’s reserve for unrecognized tax benefits, interest and penalties follow (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2012	$39
Additions for tax positions related to current year	1,718
Settlements	—
Reduction for tax positions of prior years	—
Balance at December 31, 2012	1,757
Additions for tax positions related to current year	—
Settlements	—
Reduction for tax positions of prior years	—
Balance at December 31, 2013	$1,757
The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2013, the Company had an interest and penalties accrual related to unrecognized tax benefits of $94, which decreased during 2013 by $14. The Company anticipates its unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settled potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change.
The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2009 through 2012 generally remain subject to examination by federal and most state tax authorities. As of December 31, 2013, the Company is not under any federal or state examinations.
Income taxes have not been provided on a portion of the undistributed earnings of the Company’s foreign subsidiaries over which the Company had sufficient influence to control the distribution of such earnings and had determined that substantially all of such earnings were reinvested indefinitely. The undistributed earnings of the Company’s foreign subsidiaries were approximately $1,600 at December 31, 2013. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of the Company’s domestic subsidiaries, or if the Company sells its investment in such subsidiaries.
22. 401(k) Plan
The Company manages the Limelight Networks 401(k) Plan covering effectively all employees of the Company. The plan is a 401(k) profit sharing plan in which participating employees are fully vested in any contributions they make.
The Company will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Company employees may elect to reduce their current compensation up to the statutory limit. The Company made matching contributions of approximately $1,196, $1,101, and $918 during the years ended December 31, 2013, 2012, and 2011, respectively.
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area:

	Years Ended December 31,
	2013	2012	2011
Revenue
Americas	$118,413	$125,600	$119,865
EMEA	31,401	30,898	31,697
Asia Pacific	23,619	23,738	19,730
Total revenue	$173,433	$180,236	$171,292
For the year ended December 31, 2013, the Company made reclassifications to certain customers within our geographic regions. This was primarily the result of customers relocating from one geographic region to another geographic region. For all periods presented, customers are reported in their new geographic region. The impact of the customer reclassifications from previously reported amounts were as follows. For the year ended December 31, 2012, Americas increased $1,734, EMEA increased $4,422, and Asia Pacific decreased $6,156. For the year ended December 31, 2011, Americas increased $567, EMEA increased $5,729, and Asia Pacific decreased $6,296.
The following table sets forth long-lived assets by geographic area:

	Years Ended December 31,
	2013	2012	2011
Long-lived Assets
Americas	$26,502	$36,513	$51,478
International	8,757	11,125	14,097
Total long-lived assets	$35,259	$47,638	$65,575
Approximately $1,195 and $1,647, respectively, of long-lived assets at December 31, 2012 and 2011, has been reclassified to Americas from International.
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
As of December 31, 2013 and 2012, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis. These include money market funds, commercial paper, corporate notes and bonds, U.S. government agency bonds, and publicly traded stocks, which are classified as either cash and cash equivalents or marketable securities.
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

The following is a summary of fair value measurements at December 31, 2013:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$261	$—	$261	$—
Money market funds (2)	9,740	9,740	—	—
Corporate notes and bonds (1)	26,009	—	26,009	—
Commercial paper (1)	2,200	—	2,200	—
Certificate of deposit (1)	4,076	—	4,076	—
Publicly traded common stock (1)	6	6	—	—
Total assets measured at fair value	$42,292	$9,746	$32,546	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
For the year ended December 31, 2013, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the year ended December 31, 2013, the Company had net unrealized losses of approximately $13.
The following is a summary of fair value measurements at December 31, 2012:

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
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
For the year ended December 31, 2012, unrealized gains and losses for marketable securities are included in other comprehensive income and expense. For the year ended December 31, 2012, the Company had net unrealized losses of approximately $28.
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

25. Quarterly Financial Results (unaudited)
The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2013 and 2012. The information for the March 31, June 30 and September 30, 2013 quarters and each of the quarters in the year ended December 31, 2012 have been revised to reclassify certain amounts to cost of revenues, research and development and sales and marketing expenses. These costs were previously reported in general and administrative expenses.
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

	For the Three Months Ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013 (a)
Revenues	$45,813	$42,763	$42,656	$42,200
Gross profit (c)	$16,777	$14,417	$15,240	$15,275
Net loss from continuing operations	$(8,136)	$(11,233)	$(10,903)	$(4,704)
Net loss from discontinued operations	$—	$—	$(15)	$(411)
Net loss	$(8,136)	$(11,233)	$(10,918)	$(5,115)
Basic and diluted net loss per share from continuing operations	$(0.08)	$(0.12)	$(0.11)	$(0.05)
Basic and diluted net loss per share from discontinued operations	$—	$—	$—	$—
Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.11)	$(0.05)
Basic and diluted weighted average common shares outstanding	96,818	96,257	96,949	97,380
(a) See discussion of sale of Clickability in Note 4.

	For the Three Months Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012 (b)	Dec. 31, 2012
Revenues	$44,316	$44,447	$45,001	$46,471
Gross profit (c)	$16,596	$16,517	$16,309	$17,596
Net loss from continuing operations	$(9,697)	$(9,437)	$(610)	$(10,291)
Net (loss) income from discontinued operations	$(309)	$(391)	$(218)	$(1,943)
Net (loss) income	$(10,006)	$(9,828)	$(828)	$(12,234)
Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.10)	$(0.01)	$(0.10)
Basic and diluted net (loss) income per share from discontinued operations	$(0.01)	$—	$—	$(0.02)
Basic and diluted net (loss) income per share	$(0.10)	$(0.10)	$(0.01)	$(0.12)
Basic and diluted weighted average common shares outstanding	104,226	102,783	99,359	98,765
(b) See discussion of sale of cost basis investment in Gaikai in Note 7.
(c) The table below reflects reclassifications made to gross profit for the applicable periods (See Note 2):

Gross Profit
	As		As
Three Months Ended	Reported	Reclassifications	Revised
March 31, 2013	$17,081	$(304)	$16,777
June 30, 2013	$14,773	$(356)	$14,417
September 30, 2013	$15,605	$(365)	$15,240
December 31, 2013	$15,275	$—	$15,275

March 31, 2012	$16,986	$(390)	$16,596
June 30, 2012	$16,884	$(367)	$16,517
September 30, 2012	$16,718	$(409)	$16,309
December 31, 2012	$17,933	$(337)	$17,596

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our financial statements included in this annual report on Form 10-K have been audited by Ernst & Young LLP, independent registered public accounting firm, as indicated in the following report. Ernst & Young LLP has also provided an attestation report on the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Limelight Networks, Inc.
We have audited Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Limelight Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Limelight Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 20, 2014 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Phoenix, Arizona
February 20, 2014

Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is included under the captions “Proposal One: Election of Directors,” “— Information About the Directors and Nominees,” and “Board of Directors Meetings and Committees — Nominating and Governance Committee” in our Proxy Statement related to the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item regarding our Audit Committee is included under the caption “Board of Directors Meetings and Committees” in our Proxy Statement related to the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.
The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Executive Compensation and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
We have adopted a code of ethics and business conduct that applies to our Chief Executive Officer, Chief Financial Officer and all other principal executive and senior financial officers and all employees, officers and directors. This code of ethics and business conduct is posted on our website. The Internet address for our website is www.limelight.com, and the code of ethics may be found from our main webpage by clicking first on “Company” and then on “Investors”, next on “Corporate Governance”, and finally on “Code of Ethics” under Governance Documents.
We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Ethics” as specified above.
Item 11.     Executive Compensation
The information appearing under the headings “Executive Compensation and Other Matters,” “— Director Compensation,” “Board of Directors Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” and “— Compensation Committee Report” in our Proxy Statement related to the 2014 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the 2014 Annual Meeting of Shareholders, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information regarding our current equity compensation plans as of December 31, 2013 (shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,982	$4.00	5,163
Equity compensation plans not approved by security holders	—	—	—
Total	15,982	$4.00	5,163

Item 13.     Certain Relationships, Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the heading “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the headings “Proposal One: Election of Directors” and “Board of Directors Meetings and Committees — Board Independence,” in each case in our Proxy Statement related to the 2014 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.     Principal Accountant Fees and Services
The information required by this item is included under the headings “Audit Committee Report—Principal Accountant Fees and Services” and “— Audit Committee Pre-Approval Policy,” in each case in our Proxy Statement related to the 2014 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV
Item 15.     Exhibits and Financial Statement Schedules.

(a)	Documents included in this annual report on Form 10-K.

(1)	Financial Statements. See Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	Financial Schedules. The schedule listed below is filed as part of this annual report on Form 10-K:

Page
Schedule II — Valuation and Qualifying Accounts	90
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

LIMELIGHT NETWORKS, INC.

Date:	February 20, 2014	By:	/S/ PETER J. PERRONE
Peter J. Perrone Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Lento and Peter J. Perrone and each of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT A. LENTO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2014
Robert A. Lento

/S/ PETER J. PERRONE	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2014
Peter J. Perrone

/S/ DANIEL R. BONCEL	Vice President, Finance (Principal Accounting Officer)	February 20, 2014
Daniel R. Boncel

/S/ WALTER D. AMARAL	Non-Executive Chairman of the Board and Director	February 20, 2014
Walter D. Amaral

/S/ THOMAS FALK	Director	February 20, 2014
Thomas Falk

/S/ JEFFREY T. FISHER	Director	February 20, 2014
Jeffrey T. Fisher

/S/ JOSEPH H. GLEBERMAN	Director	February 20, 2014
Joseph H. Gleberman

/S/ FREDRIC W. HARMAN	Director	February 20, 2014
Fredric W. Harman

/S/ DAVID C. PETERSCHMIDT	Director	February 20, 2014
David C. Peterschmidt

LIMELIGHT NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2011:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$6,732	1,357	(270)	3,428	$4,391
Deferred tax asset valuation allowance	$35,120	1,095	—	—	$36,215
Year ended December 31, 2012:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,391	2,062	(170)	2,213	$4,070
Deferred tax asset valuation allowance	$36,215	10,000	—	—	$46,215
Year ended December 31, 2013:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,070	965	(30)	2,995	$2,010
Deferred tax asset valuation allowance	$46,215	1,832	—	—	$48,047

INDEX TO EXHIBITS
____________

Exhibit Number	Exhibit Title
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

10.8.01†(16)	Amendment to Edge Computing Network Service and License Agreement between the Registrant and Microsoft Corporation dated October 1, 2008.

10.9(17)	Employment Agreement between the Registrant and Philip C. Maynard effective October 22, 2007.

10.9.01(18)	Amendment to Employment Agreement between the Registrant and Philip C. Maynard dated December 30, 2008.

10.10(19)	Employment Agreement between the Registrant and Nathan F. Raciborski dated September 22, 2008.

10.10.01(20)	Amendment to Employment Agreement between the Registrant and Nathan F. Raciborski dated December 30, 2008.

10.10.02(21)	Second Amendment to Employment Agreement between the Registrant and Nathan F. Raciborski dated April 9, 2013.

10.11(22)	Employment Agreement between the Registrant and Douglas S. Lindroth dated October 14, 2008.

10.11.01(23)	Amendment to Employment Agreement between the Registrant and Douglas S. Lindroth dated December 30, 2008.

10.11.02(24)	Second Amendment to Employment Agreement between the Registrant and Douglas S. Lindroth dated December 3, 2012.

10.11.03(25)	Transition Agreement and Employment Agreement Amendment between the Registrant and Douglas S. Lindroth dated July 19, 2013.

10.12(26)	Master Executive Bonus and Management Bonus Plan.

10.13(27)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.14(28)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.15(29)	European Expansion Consulting Agreement among the Registrant, eValue AG and Thomas Falk dated April 13, 2010.

10.16(30)	Non-Competition Agreement between the Registrant and Thomas Falk dated April 13, 2010.

10.17(31)	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.

10.18(32)	Employment Agreement between the Registrant and Charles Kirby Wadsworth dated June 22, 2012.

10.19(33)	Employment Agreement between the Registrant and Indu Kodukula dated October 8, 2012.

10.20(34)	Interim CEO Employment Agreement between the Registrant and Robert A. Lento dated November 8, 2012.

10.21(35)	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.

10.22(36)	Employment Agreement between the Registrant and George Vonderhaar dated January 22, 2013.

10.23(37)	Limelight networks, Inc. 2013 Employee Stock Purchase Plan.

10.24(38)	Employment Agreement between the Registrant and Peter J. Perrone dated July 23, 2013.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT.

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.
____________

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2009.

(2)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on September 6, 2011.

(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2011.

(4)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on February 29, 2013.

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

(14)	Incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(15)	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007.

(16)	Incorporated by reference to Exhibit 10.15.01 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2008.

(17)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on November 13, 2007.

(18)	Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(19)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 23, 2008.

(20)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(21)	Incorporated by reference to Exhibit 10.10.02 of the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2013.

(22)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2008.

(23)	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(24)	Incorporated by reference to Exhibit 10.11.02 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(25)	Incorporated by reference to Exhibit 10.11.03 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(26)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.

(27)	Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.

(28)	Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.

(29)	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on May 6, 2010.

(30)	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on May 6, 2010.

(31)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(32)	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012.

(33)	Incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(34)	Incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(35)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2013.

(36)	Incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(37)	Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(38)	Incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

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