Form 10-Q
period 2014-03-31
Limelight Networks, Inc.
filed 2014-05-07
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of April 30, 2014: 98,479,356 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$79,214	$85,956
Marketable securities	33,158	32,506
Accounts receivable, net	23,248	21,430
Income taxes receivable	252	371
Deferred income taxes	74	93
Prepaid expenses and other current assets	9,273	8,192
Total current assets	145,219	148,548
Property and equipment, net	31,765	32,905
Marketable securities, less current portion	45	46
Deferred income taxes, less current portion	1,323	1,307
Goodwill	76,998	77,035
Other intangible assets, net	2,009	2,354
Other assets	5,492	6,103
Total assets	$262,851	$268,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,128	$5,473
Deferred revenue	3,207	3,523
Capital lease obligations	360	466
Income taxes payable	548	799
Other current liabilities	11,878	15,022
Total current liabilities	26,121	25,283
Capital lease obligations, less current portion	304	358
Deferred income taxes	276	321
Deferred revenue, less current portion	985	1,500
Other long-term liabilities	3,331	3,505
Total liabilities	31,017	30,967
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at March 31, 2014 and December 31, 2013; 98,414 and 97,677 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	98	98
Additional paid-in capital	460,731	458,748
Accumulated other comprehensive loss	(1,503)	(1,663)
Accumulated deficit	(227,492)	(219,852)
Total stockholders’ equity	231,834	237,331
Total liabilities and stockholders’ equity	$262,851	$268,298
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues	$41,170	$45,813
Cost of revenue:
Cost of services (1)	21,351	22,356
Depreciation — network	4,337	6,680
Total cost of revenue	25,688	29,036
Gross profit	15,482	16,777
Operating expenses:
General and administrative	7,982	7,769
Sales and marketing	9,725	10,484
Research and development	4,368	5,741
Depreciation and amortization	1,066	1,450
Total operating expenses	23,141	25,444
Operating loss	(7,659)	(8,667)
Other income (expense):
Interest expense	(12)	(27)
Interest income	70	70
Other, net	17	568
Total other income	75	611
Loss before income taxes	(7,584)	(8,056)
Income tax provision	56	80
Net loss	$(7,640)	$(8,136)
Net loss per weighted average share:
Basic	$(0.08)	$(0.08)
Diluted	(0.08)	(0.08)
Shares used in per weighted average share calculations:
Basic	97,946	96,818
Diluted	97,946	96,818
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(7,640)	$(8,136)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	7	(55)
Foreign exchange translation	153	(1,475)
Other comprehensive income (loss), net of tax	160	(1,530)
Comprehensive loss	$(7,480)	$(9,666)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(7,640)	$(8,136)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,403	8,130
Share-based compensation	2,579	3,350
Foreign currency remeasurement gain	(12)	(861)
Deferred income taxes	(23)	(171)
Accounts receivable charges	160	326
Amortization of premium on marketable securities	173	96
Changes in operating assets and liabilities:
Accounts receivable	(1,979)	(1,260)
Prepaid expenses and other current assets	(1,073)	1,085
Income taxes receivable	(21)	141
Other assets	617	106
Accounts payable	3,808	(96)
Deferred revenue	(831)	1,698
Other current liabilities	(2,972)	(1,947)
Income taxes payable	(106)	307
Other long term liabilities	(173)	(116)
Net cash (used in) provided by operating activities	(2,090)	2,652
Investing activities
Purchase of marketable securities	(5,197)	(38,039)
Maturities of marketable securities	4,380	22,895
Purchases of property and equipment	(3,065)	(2,603)
Net cash used in investing activities	(3,882)	(17,747)
Financing activities
Payments on capital lease obligations	(160)	(429)
Payment of employee tax withholdings related to restricted stock	(864)	(1,358)
Cash paid for purchase of common stock	—	(5,512)
Proceeds from exercise of stock options	117	—
Net cash used in financing activities	(907)	(7,299)
Effect of exchange rate changes on cash and cash equivalents	137	(358)
Net decrease in cash and cash equivalents	(6,742)	(22,752)
Cash and cash equivalents, beginning of period	85,956	108,915
Cash and cash equivalents, end of period	$79,214	$86,163
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11	$27
Cash paid during the period for income taxes, net of refunds	$198	$(194)
Property and equipment remaining in accounts payable and other current liabilities	$2,503	$233
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that, in the opinion of management, are necessary for the fair presentation of the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future periods. This quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in its annual report on Form 10-K for the fiscal year ended December 31, 2013. All information is presented in thousands, except per share amounts and where specifically noted.
The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain other reclassifications have been made to prior year amounts to conform to the current year presentation.
Revision of Previously Issued Financial Statements
For the three months ended March 31, 2013, the consolidated statement of operations was revised to reclassify certain amounts to cost of revenues that were previously reported in general and administrative expenses. The following table summarizes the reclassification by line item within the consolidated statement of operations for the three months ended March 31, 2013:

	For the Three Months Ended March 31, 2013
	As		As
	Reported	Reclassifications	Revised
Cost of services	$22,052	$304	$22,356
Total cost of revenue	28,732	304	29,036
Gross profit	17,081	(304)	16,777

General and administrative	8,073	(304)	7,769
Total operating expenses	25,748	(304)	25,444
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

Recent Accounting Standards
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for the Company in the first quarter of 2015. The new guidance would only impact the Company upon the disposal of a business.
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at March 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$5,560	$—	$6	$5,554
Corporate notes and bonds	27,626	29	11	27,644
	33,186	29	17	33,198
Publicly traded common stock	12	—	7	5
Total marketable securities	$33,198	$29	$24	$33,203
At March 31, 2014, the Company evaluated its marketable securities and determined unrealized losses were due primarily to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2014. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.
Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The Company views its available-for-sale securities as available for current operations.
The amortized cost and estimated fair value of the marketable debt securities at March 31, 2014, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$21,736	$15	$6	$21,745
Due after one year and through five years	11,450	14	11	11,453
	$33,186	$29	$17	$33,198
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$261	$—	$—	$261
Certificate of deposit	4,080	—	4	4,076
Commercial paper	2,200	—	—	2,200
Corporate notes and bonds	26,001	15	7	26,009
	32,542	15	11	32,546
Publicly traded common stock	12	—	6	6
Total marketable securities	$32,554	$15	$17	$32,552

The amortized cost and estimated fair value of the marketable debt securities at December 31, 2013, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$17,031	$2	$5	$17,028
Due after one year and through five years	15,511	13	6	15,518
	$32,542	$15	$11	$32,546
4. Business Disposition
On December 23, 2013, the Company sold 100% of the outstanding common stock of our Web Content Management (WCM) business for $12,341 in cash, net of preliminary working capital adjustments. After allocating goodwill of $3,799 to WCM, the sale resulted in a gain of $3,836, which was included in Other, net in the consolidated statement of operations for the year ended December 31, 2013. During the three months ended March 31, 2014, the Company recorded a working capital adjustment of $(62) (expense), related to new information subsequent to the closing of the acquisition, which is included in Other, net in the consolidated statement of operations for the three months ended March 31, 2014. This sale was not treated as a discontinued operation because the operations and cash flows of the WCM business cannot be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company.
5. Accounts Receivable, net
Accounts receivable, net include:

	March 31,	December 31,
	2014	2013
Accounts receivable	$18,078	$17,497
Unbilled accounts receivable	7,131	5,943
	25,209	23,440
Less: credit allowance	(510)	(610)
Less: allowance for doubtful accounts	(1,451)	(1,400)
Total accounts receivable, net	$23,248	$21,430
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	March 31,	December 31,
	2014	2013
Prepaid bandwidth and backbone services	$1,943	$2,045
VAT receivable	1,682	1,588
Employee advances and prepaid recoverable commissions	110	189
Vendor deposits and other	5,538	4,370
Total prepaid expenses and other current assets	$9,273	$8,192
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
The estimated fair value of the reporting unit is determined using a market capitalization approach. The Company’s market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to the Company. As of the annual impairment testing date and at December 31, 2013, the Company determined that goodwill was not impaired. The Company determined that the estimated fair value of its reporting unit exceeded carrying value by approximately $68,500 or 30%, using the market capitalization of the Company plus an estimated control premium of 40% on March 31, 2014. Based on this analysis, management believes goodwill is not impaired at March 31, 2014; however, adverse changes to certain key assumptions as described above could result in a future charge to earnings.
Foreign currency translation adjustments decreased the carrying amount of goodwill for the three months ended March 31, 2014 by $37.
Other intangible assets that are subject to amortization consisted of the following:

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$6,145	$(4,194)	$1,951
Customer relationships	150	(92)	58
Total other intangible assets	$6,295	$(4,286)	$2,009

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$6,164	$(3,875)	$2,289
Customer relationships	150	(85)	65
Total other intangible assets	$6,314	$(3,960)	$2,354
Aggregate expense related to amortization of other intangible assets included in operating expenses for the three months ended March 31, 2014 and 2013 was approximately $337 and $732, respectively. Based on the Company’s other intangible assets as of March 31, 2014, aggregate expense related to the amortization of other intangible assets is expected to be $819 for the remainder of 2014, and $888, $302, and $0 for fiscal years 2015, 2016, and 2017, respectively.

8. Property and Equipment, net
Property and equipment, net include:

	March 31,	December 31,
	2014	2013
Network equipment	$184,582	$180,896
Computer equipment	11,297	11,073
Furniture and fixtures	2,759	2,723
Leasehold improvements	7,286	7,162
Other equipment	571	570
Total property and equipment	206,495	202,424
Less: accumulated depreciation and amortization	(174,730)	(169,519)
Total property and equipment, net	$31,765	$32,905
Cost of revenue depreciation expense related to property and equipment was approximately $4,337 and $6,680 respectively, for the three months ended March 31, 2014 and 2013, respectively.
Operating expense depreciation and amortization expense related to property and equipment was approximately $729 and $718, respectively, for the three months ended March 31, 2014 and 2013, respectively.
9. Other Assets
Other assets include:

	March 31,	December 31,
	2014	2013
Prepaid bandwidth and backbone services	$3,880	$4,268
Vendor deposits and other	1,612	1,835
Total other assets	$5,492	$6,103
The Company enters into multi-year arrangements with telecommunications providers for bandwidth and backbone capacity. The agreements sometimes require the Company to make advanced payments for future services to be received.
10. Other Current Liabilities
Other current liabilities include:

	March 31,	December 31,
	2014	2013
Accrued compensation and benefits	$3,940	$6,682
Accrued cost of revenue	1,691	1,833
Accrued legal fees	1,901	1,769
Indirect taxes payable	757	639
Customer deposits	280	635
Other accrued expenses	3,309	3,464
Total other current liabilities	$11,878	$15,022

11. Other Long Term Liabilities
Other long term liabilities include:

	March 31,	December 31,
	2014	2013
Deferred rent	$3,210	$3,384
Income taxes payable	121	121
Total other long term liabilities	$3,331	$3,505
12. Contingencies
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
On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined that the Company did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that the Company did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that the Company induced its customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, the Company filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to the Company’s petition. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. We anticipate that the Supreme Court will render its decision by the end of June 2014. The Company believes that the Court of Appeal’s new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as the Company has successfully shown that it does not directly infringe Akamai’s patent, the Company firmly believes that it will ultimately be successful in showing that it does not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory, and does not believe a loss is probable; therefore, no provision for this lawsuit is recorded in the consolidated financial statements.
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
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net loss available to common stockholders	$(7,640)	$(8,136)
Basic weighted average outstanding shares of common stock	97,946	96,818
Basic weighted average outstanding shares of common stock	97,946	96,818
Dilutive effect of stock options and restricted stock units	—	—
Diluted weighted average outstanding shares of common stock	97,946	96,818
Basic and diluted net loss per share	$(0.08)	$(0.08)

For the three months ended March 31, 2014 and 2013, outstanding options and restricted stock units of approximately 1,607 and 1,387, respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.
14. Stockholders’ Equity
Common Stock
The Company has had a share repurchase program since September 2011. During the three months ended March 31, 2013, the Company purchased and cancelled approximately 2,300 shares for approximately $5,512, including commissions and expenses. All repurchased shares were cancelled and returned to authorized but unissued status.
On February 12, 2014, the Company's board of directors authorized a $15,000 share repurchase program. Under the current authorization, the Company may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. During the three months ended March 31, 2014, the Company did not repurchase any shares under the newly authorized repurchase plan.
In June 2013, the Company’s stockholders approved the Company’s 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase the Company’s common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. As of March 31, 2014, shares reserved for issuance to employees under this plan totaled 4,000 and the Company held employee contributions of $226, (included in other current liabilities) for future purchases under the ESPP. The ESPP is considered compensatory. The Company recorded compensation expense of $56 during the three months ended March 31, 2014 related to the ESPP.
15. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014 was as follows:

		Unrealized
		Gains on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2013	$(1,688)	$25	$(1,663)
Other comprehensive income before reclassifications	153	7	160
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income	153	7	160
Balance, March 31, 2014	$(1,535)	$32	$(1,503)

16. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in the Company’s consolidated statement of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Share-based compensation expense by type of award:
Stock options	$1,230	$1,886
Restricted stock units	1,293	1,464
2013 ESPP	56	—
Total share-based compensation expense	$2,579	$3,350
Effect of share-based compensation expense on income by financial statement line:
Cost of services	$424	$505
General and administrative expense	1,468	1,621
Sales and marketing expense	391	663
Research and development expense	296	561
Total share-based compensation expense	$2,579	$3,350
Unrecognized share-based compensation expense totaled approximately $22,204 at March 31, 2014, of which approximately $9,308 related to stock options and approximately $12,896 related to restricted stock awards. The Company currently expects to recognize share-based compensation expense of approximately $7,596 during the remainder of 2014, $7,781 in 2015 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at March 31, 2014.
17. Related Party Transactions
The Company sells services to entities owned, in whole or in part, by certain of the Company’s executive officers and directors. Revenue derived from related parties was less than 1% of total revenue for the three months ended March 31, 2014 and 2013, respectively. Total outstanding accounts receivable from all related parties as of March 31, 2014 and December 31, 2013 was approximately $6 and $7, respectively.
18. Leases and Commitments
Operating Leases
The Company is committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of March 31, 2014 are as follows:

2014	$3,000
2015	3,271
2016	2,623
2017	2,215
2018 and thereafter	3,389
Total minimum payments	$14,498
Purchase Commitments
The Company has long-term commitments for bandwidth usage and co-location with various networks and Internet service providers, or ISPs.
The following summarizes minimum commitments as of March 31, 2014:

2014	$25,196
2015	19,554
2016	5,028
2017	920
2018 and thereafter	382
Total minimum payments	$51,080
Capital Leases
The Company leases equipment under capital lease agreements which extend through 2016. As of March 31, 2014 and December 31, 2013, the outstanding balance for capital leases was approximately $664 and $824, respectively. The Company recorded assets under capital lease obligations of approximately $2,317 and $2,312, respectively, as of March 31, 2014 and December 31, 2013. Related accumulated amortization totaled approximately $2,075 and $1,878, respectively as of March 31, 2014 and December 31, 2013. The assets acquired under capital leases and related accumulated amortization is included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the consolidated statements of operations. Interest expense related to capital leases was approximately $11 and $27, respectively, for the three months ended March 31, 2014 and 2013.
Future minimum capital lease payments at March 31, 2014 were as follows:

2014	$327
2015	238
2016	133
2017	5
2018 and thereafter	—
Total	703
Amounts representing interest	(39)
Present value of minimum lease payments	$664
19. Concentrations
For the three months ended March 31, 2014 and 2013, Netflix, Inc. represented approximately 12% and 13%, respectively, of the Company’s total revenue.
Revenue from sources outside America totaled approximately $13,946, and $14,366, respectively, for the three months ended March 31, 2014 and 2013.
During the three months ended March 31, 2014 and 2013, respectively, the Company had no single country outside of the United States that accounted for 10% or more of the Company's total revenues.
20. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the income tax expense for the three months ended March 31, 2014 was $56. Income tax expense on the loss before taxes was different than the statutory income tax rate primarily due to the Company providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month period.
The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2010 through 2013 generally remain subject to examination by federal and most state tax authorities. As of March 31, 2014, the Company is not under any federal or state examination.
On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (Code), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. Also released were proposed regulations under Section 168 of the Code regarding dispositions of tangible property. Early adoption was available;

however, the Company did not elect to early adopt the regulations. The Company adopted the regulations on January 1, 2014, and does not believe there will be a material impact on its consolidated financial statements.
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2014	2013
Americas	$27,224	$32,054
EMEA	8,503	7,311
Asia Pacific	5,443	6,448
Total revenue	$41,170	$45,813
During 2013, the Company made reclassifications to certain customers within our geographic regions. This was primarily the result of customers relocating from one geographic region to another geographic region. For the three months ended March 31, 2013, customers are reported in their new geographic region. The impact of the customer reclassifications from previously reported amounts were Americas increased by $607 and EMEA decreased by $607.
The following table sets forth long-lived assets by geographic area:

	March 31,	December 31,
	2014	2013
Americas	$23,768	$26,502
International	10,006	8,757
Total long-lived assets	$33,774	$35,259
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
As of March 31, 2014 and December 31, 2013, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis. These include money market funds, commercial paper, corporate notes and bonds, U.S. government agency bonds, and publicly traded stocks, which are classified as either cash and cash equivalents or marketable securities.
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
The following is a summary of fair value measurements at March 31, 2014:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$9,083	$9,083	$—	$—
Corporate notes and bonds (1)	27,644	—	27,644	—
Certificate of deposit (1)	5,554	—	5,554	—
Publicly traded common stock (1)	5	5	—	—
Total assets measured at fair value	$42,286	$9,088	$33,198	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
The following is a summary of fair value measurements at December 31, 2013:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$261	$—	$261	$—
Money market funds (2)	9,740	9,740	—	—
Corporate notes and bonds (1)	26,009	—	26,009	—
Commercial paper (1)	2,200	—	2,200	—
Certificate of deposit (1)	4,076	—	4,076	—
Publicly traded common stock (1)	6	6	—	—
Total assets measured at fair value	$42,292	$9,746	$32,546	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC), on February 20, 2014. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, among other things, statements as to industry trends, our future expectations, operations, financial condition and prospects, business strategies and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this quarterly report on Form 10-Q and in our SEC filings, including the Risk Factors set forth in our annual report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation. All information is presented in thousands, except per share amounts, customer count and where specifically noted.
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
As a result of our focus on digital content delivery services, we sold our Web Content Management (WCM) business on December 23, 2013 for $12,341 in cash, net of preliminary working capital adjustments. The sale resulted in a gain of $3,836, which was included in Other, net in the consolidated statement of operations for the year ended December 31, 2013. During the three months ended March 31, 2014, we recorded a working capital adjustment of $62 (expense), included in Other, net in the consolidated statement of operations for the three months ended March 31, 2014. Consistent with our focus on digital content delivery services, the integration of our services and the disposal of our web content management service line, we will no longer distinguish between value added services and non-value added services. As of March 31, 2014, we had 1,208 active customers worldwide.
The following table summarizes our revenue, costs and expenses for the three months ended March 31, 2014 and 2013 (in thousands of dollars and as a percentage of total revenue). The information presented below has been revised to reclassify certain amounts to cost of revenues that were previously reported in general and administrative expenses. This reclassification is fully described in Note 2, Revision of Previously Issued Financial Statements, in Part I, Item 1 of this quarterly report on Form 10-Q.

	Three Months Ended March 31,
	2014		2013
Revenues	$41,170	100.0%	$45,813	100.0%
Cost of revenue	25,688	62.4%	29,036	63.4%
Gross profit	15,482	37.6%	16,777	36.6%
Total operating expenses	23,141	56.2%	25,444	55.5%
Operating loss	(7,659)	(18.6)%	(8,667)	(18.9)%
Total other income	75	0.2%	611	1.3%
Loss before income taxes	(7,584)	(18.4)%	(8,056)	(17.6)%
Income tax provision	56	0.1%	80	0.2%
Net loss	$(7,640)	(18.6)%	$(8,136)	(17.8)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation, litigation expenses, amortization of intangibles, acquisition related expenses, discontinued operations and the gain (loss) on sale of our WCM business. We define EBITDA as U.S. GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, depreciation and amortization, discontinued operations and gain (loss) on sale of WCM. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for share-based compensation, litigation expenses, and acquisition related expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.
In our May 6, 2014 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net loss, EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
U.S. GAAP net loss	$(7,640)	$(5,115)	$(8,136)
Share-based compensation	2,579	2,545	3,350
Litigation defense expenses	273	151	42
Amortization of intangible assets	337	682	732
Loss (gain) on sale of WCM business	62	(3,836)	—
Acquisition related expenses	—	63	(24)
Loss from discontinued operations	—	411	—
Non-GAAP net loss	$(4,389)	$(5,099)	$(4,036)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
U.S. GAAP net loss	$(7,640)	$(5,115)	$(8,136)
Depreciation and amortization	5,403	6,343	8,130
Interest expense	12	12	27
Loss (gain) on sale of the WCM business	62	(3,836)	—
Interest and other income	(149)	(735)	(638)
Income tax provision	56	59	80
Loss from discontinued operations	—	411	—
EBITDA	$(2,256)	$(2,861)	$(537)
Share-based compensation	2,579	2,545	3,350
Litigation defense expenses	273	151	42
Acquisition related expenses	—	63	(24)
Adjusted EBITDA	$596	$(102)	$2,831
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the three months ended March 31, 2014, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three months ended March 31, 2014 compared to March 31, 2013:

	Three Months Ended March 31,
			Increase	Percent
	2014	2013	(Decrease)	Change
Revenue	41,170	45,813	(4,643)	(10.1)%
Our revenue decreased during the three months ended March 31, 2014 versus the comparable 2013 period primarily due to the sale of the WCM business in December 2013. The sale of the WCM business accounted for approximately 69% of the revenue decrease. A portion of the remaining decrease is the result of decreased traffic from Netflix. While customer churn has improved, our active customers worldwide decreased to 1,208 as of March 31, 2014 compared to 1,406 as of March 31, 2013. Approximately 25% of the decrease in customers is attributable to the sale of the WCM business and we are continuing our selective approach to accepting profitable business by establishing a clear process for identifying customers that value quality, performance, availability, and service.
For the three months ended March 31, 2014 and 2013, sales to our top 10 customers accounted for approximately 39% and 35%, respectively, of our total revenue. During the three months ended March 31, 2014 and 2013, Netflix represented approximately 12% and 13%, respectively, of our total revenue. The customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
As previously disclosed, our contract with Netflix was scheduled to expire on December 31, 2013. We entered into an agreement with Netflix to extend our relationship into mid-2014. We cannot be assured that this contract will be extended or that Netflix will continue to be a significant customer going forward.
Revenue by geography is based on the location of the customer from which the revenue is earned. During 2013, we made reclassifications to certain customers within our geographic regions. This was primarily the result of customers relocating from one geographic region to another geographic region. For all periods presented, customers are reported in their new geographic region. The impact of the customer reclassifications from previously reported amounts increased the Americas revenue for the three months ended March 31, 2013 by $607 and decreased EMEA by $607.
The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2014	2013
Americas	$27,224	$32,054
EMEA	8,503	7,311
Asia Pacific	5,443	6,448
Total revenue	$41,170	$45,813
At this time, we anticipate revenues will decrease in 2014 compared to 2013 as a result of our sale of our WCM business in December 2013 and the expiration of our Netflix contract in mid-2014.
Cost of Revenue
Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to ISPs, and fees paid to data center operators for housing of our network equipment in third party network data centers, also known as co-location costs. Cost of revenue also includes leased warehouse space and utilities, depreciation of network equipment used to deliver our content delivery services, payroll and related costs, and share-based compensation for our network operations and professional services personnel. Other costs include professional fees and outside services, travel and travel-related expenses and royalty expenses.

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2014		2013
Bandwidth and co-location fees	$14,797	35.9%	$15,108	33.0%
Depreciation - network	4,337	10.5%	6,680	14.6%
Payroll and related employee costs	4,236	10.3%	4,622	10.1%
Share-based compensation	424	1.0%	505	1.1%
Other costs	1,894	4.6%	2,121	4.6%
Total cost of revenue	$25,688	62.4%	$29,036	63.4%
Our cost of revenue decreased in aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2014 versus the comparable 2013 period primarily as a result of a decrease in network depreciation as a result of a decrease in capital expenditures since 2012.
Bandwidth and co-location fees decreased in aggregate dollars as a result of decreased traffic delivered; however it increased as a percentage of sales as some of these contracts are at fixed rates.
We anticipate depreciation expense related to our network equipment will continue to decrease compared to 2013 in both absolute dollars and as a percentage of revenue as our capital expenditures have decreased in recent years.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2014		2013
Payroll and related employee costs	$3,112	7.6%	$2,787	6.1%
Professional fees and outside services	1,309	3.2%	1,780	3.9%
Share-based compensation	1,468	3.6%	1,621	3.5%
Bad debt expense	160	0.4%	326	0.7%
Other costs	1,933	4.7%	1,255	2.7%
Total general and administrative	$7,982	19.4%	$7,769	17.0%
Our general and administrative expense increased in aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2014 versus the comparable 2013 period, primarily as a result of the following:

•	increased payroll and related employee costs due to an increase in general and administrative personnel; and

•	an increase in other costs which was primarily due to a refund of non-income based taxes of $800 during the three months ended March 31, 2013 that did not recur in 2014.
These increases were partially offset by decreased professional fees and outside services primarily due to lower consulting, non-litigation legal costs and recruiting expenses.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2014		2013
Payroll and related employee costs	$6,409	15.6%	$6,256	13.7%
Share-based compensation	391	0.9%	663	1.4%
Marketing programs	374	0.9%	640	1.4%
Other costs	2,551	6.2%	2,925	6.4%
Total sales and marketing	$9,725	23.6%	$10,484	22.9%

Our sales and marketing expense decreased in aggregate dollars and increased as a percentage of total revenue for the three months ended March 31, 2014 versus the comparable 2013 period, primarily as a result of the following:

•	decreased other costs consisting of decreases in subscription based services, travel related expenses and other employee costs; and

•	decreased marketing and public relations spending.
These decreases were off-set by an increase in payroll and related employee costs due to increased variable compensation.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2014		2013
Payroll and related employee costs	$3,547	8.6%	$4,346	9.5%
Share-based compensation	296	0.7%	561	1.2%
Other costs	525	1.3%	834	1.8%
Total research and development	$4,368	10.6%	$5,741	12.5%
Our research and development expense decreased in aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2014 versus the comparable 2013 period, primarily as a result of the following:

•
decreased payroll and related employee costs due to lower headcount as a result of the sale of our WCM business in December 2013 and transitioning of our network and software engineering work to lower cost locations; and

•	decreased other costs primarily due to lower consulting and travel costs.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $1,066, or 2.6% of revenue, for the three months ended March 31, 2014 versus $1,450, or 3.2% of revenue, for the comparable 2013 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $12 for the three months ended March 31, 2014 versus $27 for the comparable 2013 period. Interest expense is primarily comprised of interest paid on capital leases.
As of March 31, 2014, with the exception of our capital leases, we had no outstanding credit facilities.
Interest Income
Interest income was $70 for the three months ended March 31, 2014 and 2013, respectively. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income was $17 for the three months ended March 31, 2014 versus $568 for the comparable 2013 period. For the three months ended March 31, 2014, other income consists primarily of the gain on sale of assets, off-set by the working capital adjustment associated with the sale of our WCM business and foreign currency transaction gains and losses. For the three months ended March 31, 2013, other income consists primarily of foreign currency transaction gains.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three months ended March 31, 2014 was $56, versus $80 for the comparable 2013 period. Income tax expense before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of March 31, 2014, our cash, cash equivalents and marketable securities classified as current totaled $112,372. Included in this amount is approximately $15,466 of cash and cash equivalents held outside the United States that would be subject to withholding taxes upon repatriation.
The major components of changes in cash flows for the three months ended March 31, 2014 and 2013 are discussed in the following paragraphs.
Operating Activities
Net cash used in operating activities was $2,090 for the three months ended March 31, 2014 compared to net cash provided by operating activities of $2,652 for the three months ended March 31, 2013, a decrease of $4,742. Changes in operating assets and liabilities of $2,730 during the three months ended March 31, 2014 versus $82 in the comparable 2013 period were primarily due to:

•	accounts receivable increased $1,979 during the three months ended March 31, 2014 due to the timing of billings net of collections as compared to a $1,260 increase in the comparable 2013 period;

•	accounts payable increased $3,808 during the three months ended March 31, 2014 versus a decrease of $96 for the comparable 2013 period due to timing of vendor payments; and

•
other current liabilities decreased $2,972 during the three months ended March 31, 2014 versus a decrease of $1,947 for the comparable 2013 period primarily due to the application of customer deposits to their receivable balances.

Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2014 and potential litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $3,882 for the three months ended March 31, 2014 versus $17,747 for the comparable 2013 period. Net cash used in investing activities during the three months ended March 31, 2014 primarily related to capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform. During the three months ended March 31, 2013, cash used in investing activities was principally comprised of the purchase of short-term marketable securities and capital expenditures.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the three months ended March 31, 2014, we made capital expenditures of $3,065, which represented approximately 7% of our total revenue.
Financing Activities
Net cash used in financing activities was $907 for the three months ended March 31, 2014 versus $7,299 for the comparable 2013 period. Net cash used in financing activities in the three months ended March 31, 2014 related to payments of employee tax withholdings related to restricted stock units of $864 and payments made on our capital lease obligations of $160, offset by cash received from the exercise of stock options of $117.
During the three months ended March 31, 2013, we purchased and cancelled approximately 2,300 shares for approximately $5,512, including commissions and expenses. All repurchased shares were cancelled and returned to authorized but unissued status.
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. Under the current authorization, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. During the three months ended March 31, 2014, we did not repurchase any shares under the newly authorized repurchase plan.
As of March 31, 2014, we had no outstanding debt other than the aforementioned capital leases.

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
The following table presents our contractual obligations and commercial commitments, as of March 31, 2014 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
Contractual obligations as of March 31, 2014	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$16,087	$11,452	$3,953	$682	$—
Rack space leases	33,707	18,978	14,403	326	—
Real estate leases	14,498	3,903	5,526	4,436	633
Total operating leases	64,292	34,333	23,882	5,444	633
Capital leases	703	386	317	—	—
Other purchase obligations	1,286	617	669	—	—
Total commitments	$66,281	$35,336	$24,868	$5,444	$633
Off Balance Sheet Arrangements
As of March 31, 2014, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Our outstanding capital lease obligations bear fixed interest rates and are not impacted by fluctuations in interest rates. We do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results, or liquidity.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the

U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2013 and the three months ended March 31, 2014 would have been higher by approximately $3,059 and $837, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2013, sales to our top 10 customers accounted for approximately 35% of our total revenue, and we had one customer, Netflix, who represented approximately 11% of our total revenue. For the three months ended March 31, 2014 and 2013, sales to our top 10 customers accounted for approximately 39% and 35%, respectively, of our total revenue. During the three months ended March 31, 2014 and 2013, Netflix represented approximately 12% and 13%, respectively, of our total revenue. In the past, the customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
 On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined we did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to our petition. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. We anticipate that the Supreme Court will render its decision by the end of June 2014. We believe that the Court of Appeals new induced infringement standard runs counter to the Patent Act and Supreme Court precedent, and it should be overturned by the Supreme Court. Additionally, just as we have successfully shown that we do not directly infringe Akamai’s patent, we firmly believe that we will ultimately be successful in showing that we do not infringe Akamai’s patent under the Court of Appeals majority’s new induced infringement theory, and do not believe a loss is probable. We will continue to vigorously defend against the allegation; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct significant portions of our business and to offer certain of our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. In light of the status of the litigation, we believe that there is a reasonable possibility that we have incurred a loss related to the Akamai litigation. While we believe that there is a reasonable possibility that a loss has been incurred, we are not able to estimate a range of the loss due to the complexity and procedural status of the case and do not believe a loss is probable therefore, no provision for this lawsuit is recorded in our consolidated financial statements.
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
Item 1A.    Risk Factors
Investments in the equity securities of publicly traded companies involve significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by the risks identified below, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the information contained in this quarterly report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our annual report on Form 10-K for the year ended December 31, 2013 and other documents that we file from time to time with the Securities and Exchange Commission.
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
Our primary competitors for the content delivery service offering of our Orchestrate Platform include Akamai, Level 3 Communications, Amazon, CDNetworks, and Verizon Digital Media Services, which recently acquired EdgeCast. Also, as a result of the growth of the content delivery market, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
Our primary competitors for the other service offerings of our Orchestrate Platform include Brightcove, Ooyala, Fastly, Highwinds, Yotta, as well as open source product such as Kaltura. However, the competitive landscape is different from content delivery in this area in that the process of changing vendors can be more costly and complicated for the customer, which could make it difficult for us to attract new customers and increase our market share. If we are unable to increase our customer base and increase our market share, our business, financial condition and results of operations may suffer.
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
On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in Akamai Technologies, Inc. v. Limelight Networks, Inc. The court stated that the trial court correctly determined that we did not directly infringe Akamai’s ’703 patent, and as such it upheld the trial court’s decision to vacate the original jury’s damages award. The court also held that we did not infringe Akamai’s ’413 or ’645 patents. However, a slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the court’s new legal standard. We filed a petition to appeal this sharply divided Court of Appeals decision to the Supreme Court. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. We anticipate that the Supreme Court will render its decision by the end of June 2014. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. Sales to our top 10 customers in 2013 accounted for approximately 35% of our total revenue. During 2013, we had one customer, Netflix that represented approximately 11% of our total revenue. For the three months ended March 31, 2014, sales to our top 10 customers accounted for approximately 39% of our total revenue. During the three months ended March 31, 2014, Netflix represented approximately 12% of our total revenue. We recently entered into an agreement with NetFlix to extend our relationship into mid-2014. Large customers may not continue to be as significant going forward as they have been in the past.
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
As of March 31, 2014, we had a goodwill balance of $76,998, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
We lease private line capacity for our backbone from third party providers, including Global Crossing, a company that was acquired by one of our direct competitors. Our contracts for private line capacity generally have terms of three to four years. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party providers. Alternative providers are available; however, it could be time consuming and expensive to promptly identify and obtain alternative third party connectivity. Failure of Global Crossing specifically could jeopardize utilization of the service fees prepaid by us under our agreement with Global Crossing. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity from third party providers on terms commercially acceptable to us or at all, our business and financial results would suffer. We may not be able to deploy on a timely basis enough network capacity to meet the needs of our customer base or effectively manage demand for our services.
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
Six members of our senior management team, our President and Chief Executive Officer, Chief Financial Officer and Treasurer, Chief Marketing Officer, Chief Sales Officer, our Senior Vice President of Development and Delivery, and our Senior Vice President of Strategy, Corporate Development & Investor Relations have been hired by us since June 2012. In addition, in late 2013, we eliminated the position of Chief Operating Officer and the responsibilities of this position were distributed among the current management team. As a result, our senior management team has limited experience working together as a group and is required to perform additional responsibilities. This lack of shared experience and experience with these additional responsibilities could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.
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
Internet users may directly limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software and in their video player software. Internet browser software upgrades also may result in limitations on the use of cookies. Technologies like the Platform for Privacy Preferences Project may limit collection of cookies. Plaintiffs’ attorneys also have organized class action suits against companies related to the use of cookies and several companies, including companies in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information. We may be subject to such suits in the future, which could limit or eliminate our ability to collect such information. If our ability to use cookies were substantially restricted due to the foregoing, or for any other reason, we would have to generate and use other technology or methods that allow the gathering of user data in order to provide services to customers. This change in technology or methods could require significant re-engineering time and resources, and may not be complete in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all. If the use of cookies is prohibited and we are not able to efficiently and cost effectively create new technology, our business, financial condition and results of operations would be materially adversely affected. In addition, any compromise of security that results in the release of Internet users’ and/or our customers’ data could seriously limit the adoption of our service offerings as well as harm our reputation and brand, expose us to liability and subject us to reporting obligations under various state laws, which could have an adverse effect on our business. The risk that these types of events could seriously harm our business is likely to increase as the amount of data stored for customers on our servers and the number of countries where we operate has been increasing, and we may need to expend significant resources to protect against security breaches, which could have an adverse effect on our business, financial condition or results of operations.
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
Because our business plan provides for continued growth in the number of customers that we serve and services offered, there is a need to continue to develop our business support systems on a schedule sufficient to meet proposed service roll-out dates. The failure to continue to develop effective business support systems could harm our ability to implement our business plans and meet our financial goals and objectives.
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
Increasing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to enhance our sales and marketing operations. We have a concentration of our sales force at our headquarters in Tempe, Arizona but we also have a widely deployed field sales force. We have realigned our sales resources to improve our sales productivity and efficiency and to bring our sales personnel closer to our current and potential customers. Realigning our sales force has been and will continue to be expensive and could cause some near-term productivity impairments. As a result, we may not be successful in improving the productivity and efficiency of our sales force, which could cause our results of operations to suffer.
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
As of March 31, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 41% of our outstanding common stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.    Defaults upon Senior Securities
Not applicable
Item 4.    Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

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
*This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Limelight Networks, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date:	May 7, 2014	By:	/S/ PETER J. PERRONE
Peter J. Perrone Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)