Form 10-Q
period 2014-06-30
Limelight Networks, Inc.
filed 2014-08-05
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of July 31, 2014: 98,416,297 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$73,404	$85,956
Marketable securities	34,052	32,506
Accounts receivable, net	24,066	21,430
Income taxes receivable	258	371
Deferred income taxes	80	93
Prepaid expenses and other current assets	7,652	8,192
Total current assets	139,512	148,548
Property and equipment, net	32,562	32,905
Marketable securities, less current portion	40	46
Deferred income taxes, less current portion	1,476	1,307
Goodwill	77,164	77,035
Other intangible assets, net	1,704	2,354
Other assets	5,188	6,103
Total assets	$257,646	$268,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,282	$5,473
Deferred revenue	3,411	3,523
Capital lease obligations	253	466
Income taxes payable	766	799
Other current liabilities	12,079	15,022
Total current liabilities	25,791	25,283
Capital lease obligations, less current portion	248	358
Deferred income taxes	234	321
Deferred revenue, less current portion	805	1,500
Other long-term liabilities	3,273	3,505
Total liabilities	30,351	30,967
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at June 30, 2014 and December 31, 2013; 98,656 and 97,677 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	99	98
Additional paid-in capital	462,442	458,748
Accumulated other comprehensive loss	(888)	(1,663)
Accumulated deficit	(234,358)	(219,852)
Total stockholders’ equity	227,295	237,331
Total liabilities and stockholders’ equity	$257,646	$268,298
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$41,343	$42,763	$82,512	$88,576
Cost of revenue:
Cost of services (1)	21,130	22,226	42,480	44,583
Depreciation — network	4,141	6,120	8,478	12,800
Total cost of revenue	25,271	28,346	50,958	57,383
Gross profit	16,072	14,417	31,554	31,193
Operating expenses:
General and administrative	8,452	8,009	16,434	15,778
Sales and marketing	8,951	10,699	18,676	21,183
Research and development	4,665	5,650	9,033	11,391
Depreciation and amortization	977	1,442	2,043	2,892
Total operating expenses	23,045	25,800	46,186	51,244
Operating loss	(6,973)	(11,383)	(14,632)	(20,051)
Other income (expense):
Interest expense	(7)	(21)	(19)	(48)
Interest income	67	79	137	149
Other, net	(195)	143	(178)	711
Total other (expense) income	(135)	201	(60)	812
Loss from continuing operations before income taxes	(7,108)	(11,182)	(14,692)	(19,239)
Income tax provision	27	51	83	131
Loss from continuing operations	(7,135)	(11,233)	(14,775)	(19,370)
Discontinued operations:
Income from discontinued operations, net of income taxes	269	—	269	—
Net loss	$(6,866)	$(11,233)	$(14,506)	$(19,370)
Net loss per share:
Basic and diluted
Continuing operations	$(0.07)	$(0.12)	$(0.15)	$(0.20)
Discontinued operations	$—	$—	$—	$—
Total	$(0.07)	$(0.12)	$(0.15)	$(0.20)

Weighted average shares used in per share calculation:
Basic and diluted	98,419	96,257	98,183	96,538
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(6,866)	$(11,233)	$(14,506)	$(19,370)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	1	(36)	8	(91)
Foreign exchange translation	614	(670)	767	(2,145)
Other comprehensive income (loss), net of tax	615	(706)	775	(2,236)
Comprehensive loss	$(6,251)	$(11,939)	$(13,731)	$(21,606)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(14,506)	$(19,370)
Income from discontinued operations	269	—
Net loss from continuing operations	(14,775)	(19,370)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	10,521	15,692
Share-based compensation	5,213	6,577
Foreign currency remeasurement loss (gain)	140	(1,145)
Deferred income taxes	(202)	(289)
Accounts receivable charges	512	533
Amortization of premium on marketable securities	286	280
Loss on sale of property and equipment	—	22
Non cash tax benefit associated with income from discontinued operations	(59)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,148)	1,575
Prepaid expenses and other current assets	572	1,963
Income taxes receivable	108	148
Other assets	928	567
Accounts payable	3,296	850
Deferred revenue	(807)	1,083
Other current liabilities	(2,819)	(1,239)
Income taxes payable	(119)	360
Other long term liabilities	(235)	(282)
Net cash (used in) provided by operating activities	(588)	7,325
Investing activities
Purchases of marketable securities	(14,683)	(45,970)
Maturities of marketable securities	12,865	27,895
Purchases of property and equipment	(8,909)	(7,122)
Proceeds from the sale of discontinued operations	414	119
Net cash used in investing activities	(10,313)	(25,078)
Financing activities
Payments on capital lease obligations	(323)	(846)
Payment of employee tax withholdings related to restricted stock	(1,171)	(2,129)
Cash paid for purchase of common stock	(1,204)	(5,512)
Proceeds from exercise of stock options and employee stock plans	734	2
Net cash used in financing activities	(1,964)	(8,485)
Effect of exchange rate changes on cash and cash equivalents	313	(566)
Net decrease in cash and cash equivalents	(12,552)	(26,804)
Cash and cash equivalents, beginning of period	85,956	108,915
Cash and cash equivalents, end of period	$73,404	$82,111
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$19	$48
Cash paid during the period for income taxes, net of refunds	$350	$(88)
Property and equipment expenditures remaining in accounts payable and other current liabilities	$2,163	$1,460
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014
(In thousands, except per share data)
1. Nature of Business
Limelight Networks, Inc. (the Company) operates a globally distributed, high-performance network (its global network) and provides a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration, and cloud storage services. These four primary service groups work collectively to enable any organization to deliver digital content to any device, anywhere in the world.
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
Revision of Previously Issued Financial Statements
As previously disclosed in our 2013 Form 10-K, the consolidated statement of operations was revised to reclassify certain amounts to cost of revenues that were previously reported in general and administrative expenses for the three and six months ended June 30, 2013.
The following table summarizes the reclassifications by line item within the consolidated statement of operations for the three months ended June 30, 2013:

	For the Three Months Ended June 30, 2013
	As		As
	Reported	Reclassifications	Revised
Cost of services	$21,870	$356	$22,226
Total cost of revenue	27,990	356	28,346
Gross profit	14,773	(356)	14,417

General and administrative	8,365	(356)	8,009
Total operating expenses	26,156	(356)	25,800

The following table summarizes the reclassifications by line item within the consolidated statement of operations for the six months ended June 30, 2013:

	For the Six Months Ended June 30, 2013
	As		As
	Reported	Reclassifications	Revised
Cost of services	$43,923	$660	$44,583
Total cost of revenue	56,723	660	57,383
Gross profit	31,853	(660)	31,193

General and administrative	16,438	(660)	15,778
Total operating expenses	51,904	(660)	51,244
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
Recent Accounting Standards
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, this ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for the Company in the first quarter of 2015. The new guidance would only impact the Company upon the disposal of a business.
In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of 2017. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at June 30, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$7,440	$1	$11	$7,430
Commercial paper	3,399	—	1	3,398
Corporate notes and bonds	23,235	38	9	23,264
Total marketable securities	34,074	39	21	34,092
At June 30, 2014, the Company evaluated its marketable securities and determined unrealized losses were due primarily to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2014. The Company’s intent is to hold these investments to such time as these assets are no longer impaired.

Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The Company views its available-for-sale securities as available for current operations.
The amortized cost and estimated fair value of the marketable debt securities at June 30, 2014, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$21,959	$18	$8	$21,969
Due after one year and through five years	12,115	21	13	12,123
	$34,074	$39	$21	$34,092
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$261	$—	$—	$261
Certificate of deposit	4,080	—	4	4,076
Commercial paper	2,200	—	—	2,200
Corporate notes and bonds	26,001	15	7	26,009
	32,542	15	11	32,546
Publicly traded common stock	12	—	6	6
Total marketable securities	$32,554	$15	$17	$32,552
The amortized cost and estimated fair value of the marketable debt securities at December 31, 2013, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$17,031	$2	$5	$17,028
Due after one year and through five years	15,511	13	6	15,518
	$32,542	$15	$11	$32,546
4. Business Disposition
On December 23, 2013, the Company sold 100% of the outstanding common stock of its Web Content Management (WCM) business for $12,341 in cash, net of preliminary working capital adjustments. After allocating goodwill of $3,799 to WCM, the sale resulted in a gain of $3,836, which was included in Other, net in the consolidated statement of operations for the year ended December 31, 2013. During the three months ended March 31, 2014, the Company recorded a working capital adjustment of $(62) (expense), related to new information subsequent to the closing of the acquisition, which is included in Other, net in the consolidated statement of operations for the six months ended June 30, 2014. This sale was not treated as a discontinued operation because the operations and cash flows of the WCM business cannot be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company.
5. Discontinued Operations
On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services to DG FastChannel, Inc. (currently Digital Generation, Inc. or DG) for net proceeds of $61,000 plus an estimated $10,854 receivable from DG pursuant to the purchase agreement.
The $10,854 receivable from DG was determined by the Company based on estimated future cash payments equal to the excess of certain current assets over certain current liabilities as of August 30, 2011. During 2013, the Company wrote-off the remaining receivable balance of $412 from DG as it believed the balance was no longer collectible.

During the three months ended June 30, 2014, the Company received $414 from DG as final settlement for the previously written-off receivable. The Company recorded $269, ($414 cash received, net of tax of $145), as income from discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014.
6. Accounts Receivable, net
Accounts receivable, net include:

	June 30,	December 31,
	2014	2013
Accounts receivable	$18,915	$17,497
Unbilled accounts receivable	7,154	5,943
	26,069	23,440
Less: credit allowance	(400)	(610)
Less: allowance for doubtful accounts	(1,603)	(1,400)
Total accounts receivable, net	$24,066	$21,430
7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	June 30,	December 31,
	2014	2013
Prepaid expenses and insurance	$2,986	$3,371
Prepaid bandwidth and backbone services	1,943	2,045
VAT receivable	1,757	1,588
Employee advances and prepaid recoverable commissions	156	189
Vendor deposits and other	810	999
Total prepaid expenses and other current assets	$7,652	$8,192
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
The estimated fair value of the reporting unit is determined using a market capitalization approach. The Company’s market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to the Company. As of the annual impairment testing date (October 31, 2013) and as of December 31, 2013, the Company determined that goodwill was not impaired. As of June 30, 2014, the Company determined that the estimated fair value of its reporting unit exceeded carrying value by approximately $195,000 or 86%, using the market capitalization of the Company plus an estimated control premium of 40%. Based on this analysis, management believes goodwill is not impaired as of June 30, 2014; however, adverse changes to certain key assumptions as described above could result in a future charge to earnings.
Foreign currency translation adjustments increased the carrying amount of goodwill for the three and six months ended June 30, 2014 by $166 and $129, respectively.
Other intangible assets that are subject to amortization consisted of the following:

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$6,231	$(4,579)	$1,652
Customer relationships	150	(98)	52
Total other intangible assets	$6,381	$(4,677)	$1,704

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$6,164	$(3,875)	$2,289
Customer relationships	150	(85)	65
Total other intangible assets	$6,314	$(3,960)	$2,354
Aggregate expense related to amortization of other intangible assets included in operating expenses for the three months ended June 30, 2014 and 2013 was approximately $338 and $718, respectively. For the six months ended June 30, 2014 and 2013 aggregate expense related to the amortization of other intangible assets was approximately $675 and $1,450. Based on the Company’s other intangible assets as of June 30, 2014, aggregate expense related to the amortization of other intangible assets is expected to be $491 for the remainder of 2014, and $905, $308, and $0 for fiscal years 2015, 2016, and 2017, respectively.
9. Property and Equipment, net
Property and equipment, net include:

	June 30,	December 31,
	2014	2013
Network equipment	$189,988	$180,896
Computer equipment	11,236	11,073
Furniture and fixtures	2,751	2,723
Leasehold improvements	7,346	7,162
Other equipment	571	570
Total property and equipment	211,892	202,424
Less: accumulated depreciation and amortization	(179,330)	(169,519)
Total property and equipment, net	$32,562	$32,905
Depreciation and amortization expense related to property and equipment (classified in operating expenses) was $639 and $724 for the three months ended June 30, 2014 and 2013, respectively, and was $1,368 and $1,442 for the six months ended June 30, 2014 and 2013, respectively.

10. Other Assets
Other assets include:

	June 30,	December 31,
	2014	2013
Prepaid bandwidth and backbone services	$3,491	$4,268
Vendor deposits and other	1,697	1,835
Total other assets	$5,188	$6,103
The Company enters into multi-year arrangements with telecommunications providers for bandwidth and backbone capacity. The agreements sometimes require the Company to make advanced payments for future services to be received.
11. Other Current Liabilities
Other current liabilities include:

	June 30,	December 31,
	2014	2013
Accrued compensation and benefits	$4,026	$6,682
Accrued cost of revenue	1,995	1,833
Accrued legal fees	1,707	1,769
Deferred rent	1,263	1,074
Indirect taxes payable	783	639
Customer deposits	111	635
Other accrued expenses	2,194	2,390
Total other current liabilities	$12,079	$15,022
12. Other Long Term Liabilities
Other long term liabilities include:

	June 30,	December 31,
	2014	2013
Deferred rent	$3,152	$3,384
Income taxes payable	121	121
Total other long term liabilities	$3,273	$3,505
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
On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined that the Company did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that the Company did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that the Company induced its customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, the Company filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to the Company’s petition. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. On June 2, 2014, the Supreme Court issued its decision and reversed the Federal Circuit's decision, remanding the case back to that court. On July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original Court of Appeals panel for further proceedings. The Company does not believe an ultimate loss is probable; therefore, no provision for this lawsuit is recorded in the consolidated financial statements.
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
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss from continuing operations	$(7,135)	$(11,233)	$(14,775)	$(19,370)
Income from discontinued operations	269	—	269	—
Net loss available to common stockholders	$(6,866)	$(11,233)	$(14,506)	$(19,370)
Basic and diluted weighted average outstanding shares of common stock	98,419	96,257	98,183	96,538
Basic and diluted loss per share:
Continuing operations	$(0.07)	$(0.12)	$(0.15)	$(0.20)
Discontinued operations	—	—	—	—
Basic and diluted net loss per share	$(0.07)	$(0.12)	$(0.15)	$(0.20)
For the three months ended June 30, 2014 and 2013, outstanding options and restricted stock units of 2,080 and 1,251, respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.
For the six months ended June 30, 2014 and 2013, outstanding options and restricted stock units of 1,931 and 1,317, respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.
15. Stockholders’ Equity
Common Stock
On February 12, 2014, the Company's board of directors authorized a $15,000 share repurchase program. Under the current authorization, the Company may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. During the three and six months ended June 30, 2014, the Company purchased and cancelled approximately 500 shares for approximately $1,233 including commissions and expenses. All repurchased shares were cancelled and returned to authorized but unissued status.
During the three months ended March 31, 2013, the Company purchased and cancelled approximately 2,300 shares for approximately $5,512, including commissions and expenses under a previously authorized share repurchase program. All repurchased shares were cancelled and returned to authorized but unissued status.
In June 2013, the Company’s stockholders approved the Company’s 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase the Company’s common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three and six months ended June 30, 2014, the Company issued 141 shares under the ESPP. Total cash proceeds from the purchase of shares under the ESPP were approximately $235. As of June 30, 2014, shares reserved for issuance to employees under this plan totaled 4,000 and the Company held employee contributions of $52, (included in other current liabilities) for future purchases under the ESPP. The ESPP is considered compensatory. The Company recorded compensation expense of $30 and $86 during the three and six months ended June 30, 2014, respectively, related to the ESPP.
16. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2014 was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, March 31, 2014	$(1,535)	$32	$(1,503)
Other comprehensive income before reclassifications	614	1	615
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income	614	1	615
Balance, June 30, 2014	$(921)	$33	$(888)

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2013	$(1,688)	$25	$(1,663)
Other comprehensive income before reclassifications	767	8	775
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income	767	8	775
Balance, June 30, 2014	(921)	33	(888)
17. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation expense by type of award:
Stock options	$1,195	$1,714	$2,425	$3,601
Restricted stock units	1,409	1,513	2,702	2,976
2013 ESPP	30	—	86	—
Total share-based compensation expense	$2,634	$3,227	$5,213	$6,577
Effect of share-based compensation expense on income by financial statement line:
Cost of services	$395	$513	$819	$1,018
General and administrative expense	1,518	1,605	2,986	3,226
Sales and marketing expense	420	595	811	1,258
Research and development expense	301	514	597	1,075
Total share-based compensation expense	$2,634	$3,227	$5,213	$6,577
Unrecognized share-based compensation expense totaled approximately $21,635 at June 30, 2014, of which $8,582 related to stock options and $13,053 related to restricted stock awards. The Company currently expects to recognize share-

based compensation expense of $5,235 during the remainder of 2014, $8,206 in 2015 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at June 30, 2014.
18. Related Party Transactions
The Company sells services to entities owned, in whole or in part, by certain of the Company’s directors. Revenue derived from related parties was less than 1% of total revenue for the three and six months ended June 30, 2014 and 2013, respectively. Total outstanding accounts receivable from all related parties as of June 30, 2014 and December 31, 2013 was approximately $6 and $7, respectively.
19. Leases and Commitments
Operating Leases
The Company is committed to various non-cancellable operating leases for office space and office equipment which expire through 2023. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of June 30, 2014 are as follows:

2014	$2,096
2015	3,422
2016	2,772
2017	2,365
2018 and thereafter	4,162
Total minimum payments	$14,817
Purchase Commitments
The Company has long-term commitments for bandwidth usage and co-location with various networks and Internet service providers, or ISPs.
The following summarizes minimum commitments as of June 30, 2014:

2014	$20,866
2015	23,384
2016	5,028
2017	920
2018 and thereafter	380
Total minimum payments	$50,578
Capital Leases
The Company leases equipment under capital lease agreements which extend through 2017. The outstanding balance for capital leases was $501 and $824 as of June 30, 2014 and December 31, 2013, respectively. The Company recorded assets under capital lease obligations of $2,327 and $2,312 as of June 30, 2014 and December 31, 2013, respectively. Related accumulated amortization totaled $2,198 and $1,878 as of June 30, 2014 and December 31, 2013, respectively. The assets acquired under capital leases and related accumulated amortization is included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the consolidated statements of operations. Interest expense related to capital leases was $9 and $21 for the three months ended June 30, 2014 and 2013, respectively. Interest expense related to capital leases was $19 and $48 for the six months ended June 30, 2014 and 2013, respectively.

Future minimum capital lease payments at June 30, 2014 were as follows:

2014	$156
2015	238
2016	134
2017	4
2018 and thereafter	—
Total	532
Amounts representing interest	(31)
Present value of minimum lease payments	$501
20. Concentrations
For the three months ended June 30, 2014 and 2013, Netflix, Inc. (Netflix) represented approximately 13% of the Company’s total revenue. For the six months ended June 30, 2014 and 2013, Netflix represented approximately 12% and 13%, respectively, of the Company's total revenue.
Revenue from sources outside America totaled approximately $15,363 and $13,941 for the three months ended June 30, 2014 and 2013, respectively. Revenue from sources outside of America totaled approximately $29,308 and $27,699 for the six months ended June 30, 2014 and 2013, respectively.
During the three and six months ended June 30, 2014, the Company had two countries, the United States and Japan, that accounted for 10% or more of the Company's total revenues. During the three and six months ended June 30, 2013, the Company had no single country outside of the United States that accounted for 10% or more of the Company's total revenues.
21. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the income tax expense for the three and six months ended June 30, 2014 was $27 and $83, respectively. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to the Company providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three and six month periods.
The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2010 through 2013 generally remain subject to examination by federal and most state tax authorities. As of June 30, 2014, the Company is not under any federal or state examination.
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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Americas	$25,980	$28,822	$53,204	$60,877
EMEA	8,861	8,286	17,363	16,608
Asia Pacific	6,502	5,655	11,945	11,091
Total revenue	$41,343	$42,763	$82,512	$88,576
The following table sets forth long-lived assets by geographic area:

	June 30,	December 31,
	2014	2013
Americas	$23,026	$26,502
International	11,240	8,757
Total long-lived assets	$34,266	$35,259
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
As of June 30, 2014 and December 31, 2013, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis. These include money market funds, commercial paper, corporate notes and bonds, U.S. government agency bonds, and publicly traded stocks, which are classified as either cash and cash equivalents or marketable securities.
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
The following is a summary of fair value measurements at June 30, 2014:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$8,347	$8,347	$—	$—
Corporate notes and bonds (1)	23,264	—	23,264	—
Commercial paper (1)	3,398		3,398
Certificate of deposit (1)	7,430	—	7,430	—
Total assets measured at fair value	$42,439	$8,347	$34,092	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

The following is a summary of fair value measurements at December 31, 2013:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$261	$—	$261	$—
Money market funds (2)	9,740	9,740	—	—
Corporate notes and bonds (1)	26,009	—	26,009	—
Commercial paper (1)	2,200	—	2,200	—
Certificate of deposit (1)	4,076	—	4,076	—
Publicly traded common stock (1)	6	6	—	—
Total assets measured at fair value	$42,292	$9,746	$32,546	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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
The suite of services that we offer collectively comprises our Limelight Orchestrate Platform (the Orchestrate Platform). Recently, we launched a revised website that brought further focus to what we offer to the market by aligning products to three core solutions-Video Delivery, Web Delivery, and Software Delivery-that better reflect the core functionality and strength of the Orchestrate Platform.
We sold our Web Content Management (WCM) business on December 23, 2013 for $12,341 in cash, net of preliminary working capital adjustments. The sale resulted in a gain of $3,836, which was included in Other, net in the consolidated statement of operations for the year ended December 31, 2013. During the three months ended March 31, 2014, we recorded a working capital adjustment of $62 (expense), which is included in Other, net in the consolidated statement of operations for the six months ended June 30, 2014. Consistent with our focus on digital content delivery services, the integration of our services and the disposal of our web content management service line, we will no longer distinguish between value added services and non-value added services.
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the three and six months ended June 30, 2014, we purchased and cancelled approximately 500 shares for approximately $1,233 including commissions and expenses. As of July 31, 2014, we have purchased and cancelled approximately 947 shares for approximately $2,500 including commissions and expenses. All repurchased shares were cancelled and returned to authorized but unissued status.
We currently expect full year revenue for 2014 to be between $155,000 and $159,000. We expect our third quarter revenue and gross margin will be down versus the second quarter, due to the departure of Netflix and our cost of revenue infrastructure being largely fixed.
The following table summarizes our revenue, costs and expenses for the three and six months ended June 30, 2014 and 2013 (in thousands of dollars and as a percentage of total revenue). The information presented below has been revised to reclassify certain amounts to cost of revenues that were previously reported in general and administrative expenses. This reclassification is discussed in Note 2, Revision of Previously Issued Financial Statements, in Part I, Item 1 of this quarterly report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Revenues	$41,343	100.0%	$42,763	100.0%	$82,512	100.0%	$88,576	100.0%
Cost of revenue	25,271	61.1%	28,346	66.3%	50,958	61.8%	57,383	64.8%
Gross profit	16,072	38.9%	14,417	33.7%	31,554	38.2%	31,193	35.2%
Total operating expenses	23,045	55.7%	25,800	60.3%	46,186	56.0%	51,244	57.9%
Operating loss	(6,973)	(16.9)%	(11,383)	(26.6)%	(14,632)	(17.7)%	(20,051)	(22.6)%
Total other (expense) income	(135)	(0.3)%	201	0.5%	(60)	(0.1)%	812	0.9%
Loss from continuing operations before income taxes	(7,108)	(17.2)%	(11,182)	(26.1)%	(14,692)	(17.8)%	(19,239)	(21.7)%
Income tax provision	27	0.1%	51	0.1%	83	0.1%	131	0.1%
Loss from continuing operations	(7,135)	(17.3)%	(11,233)	(26.3)%	(14,775)	(17.9)%	(19,370)	(21.9)%
Discontinued operations:
Income from discontinued operations, net of income taxes	269	0.7%	—	—%	269	0.3%	—	—%
Net loss	$(6,866)	(16.6)%	$(11,233)	(26.3)%	$(14,506)	(17.6)%	$(19,370)	(21.9)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation, litigation expenses, amortization of intangibles, acquisition related expenses, discontinued operations and the gain (loss) on sale of our WCM business. We define EBITDA from continuing operations as U.S. GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, depreciation and amortization, discontinued operations and gain (loss) on sale of WCM. We believe that EBITDA from continuing operations provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA from continuing operations adjusted for share-based compensation, litigation expenses, and acquisition related expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.
In our August 4, 2014 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

•	EBITDA from continuing operations and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the cash requirements necessary for litigation costs;

•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur;

•	they do not reflect income taxes or the cash requirements for any tax payments;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will be replaced sometime in the future, and EBITDA from continuing operations and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•
while share-based compensation is a component of operating expense, the impact on our financial statements compared to other companies can vary significantly due to such factors as the assumed life of the options and the assumed volatility of our common stock; and

•	other companies may calculate EBITDA from continuing operations and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
We compensate for these limitations by relying primarily on our U.S. GAAP results and using Non-GAAP net income (loss), EBITDA from continuing operations, and Adjusted EBITDA only as supplemental support for management’s analysis of business performance. Non-GAAP net income (loss), EBITDA from continuing operations and Adjusted EBITDA are calculated as follows for the periods presented.
Reconciliation of Non-GAAP Financial Measures
In accordance with the requirements of Regulation G issued by the SEC, we are presenting the most directly comparable U.S. GAAP financial measures and reconciling the unaudited Non-GAAP financial metrics to the comparable U.S. GAAP measures.
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2014	2014	2013	2014	2013
U.S. GAAP net loss	$(6,866)	$(7,640)	$(11,233)	$(14,506)	$(19,370)
Share-based compensation	2,634	2,579	3,227	5,213	6,577
Litigation defense expenses	536	273	109	809	151
Amortization of intangible assets	338	337	718	675	1,450
Loss on sale of the WCM business	—	62	—	62	—
Acquisition related expenses	—	—	(9)	—	(33)
Income from discontinued operations	(269)	—	—	(269)	—
Non-GAAP net loss	$(3,627)	$(4,389)	$(7,188)	$(8,016)	$(11,225)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2014	2014	2013	2014	2013
U.S. GAAP net loss	$(6,866)	$(7,640)	$(11,233)	$(14,506)	$(19,370)
Depreciation and amortization	5,118	5,403	7,562	10,521	15,692
Interest expense	7	12	21	19	48
Loss on sale of the WCM business	—	62	—	62	—
Interest and other expense (income)	128	(149)	(222)	(21)	(860)
Income tax provision	27	56	51	83	131
Income from discontinued operations	(269)	—	—	(269)	—
EBITDA from continuing operations	$(1,855)	$(2,256)	$(3,821)	$(4,111)	$(4,359)
Share-based compensation	2,634	2,579	3,227	5,213	6,577
Litigation defense expenses	536	273	109	809	151
Acquisition related expenses	—	—	(9)	—	(33)
Adjusted EBITDA (loss)	$1,315	$596	$(494)	$1,911	$2,336

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the six months ended June 30, 2014, there have been no significant changes in our critical accounting policies and estimates.
Results of Continuing Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three and six months ended June 30, 2014 compared to June 30, 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
	2014	2013	Decrease	Change	2014	2013	Decrease	Change
Revenue	$41,343	$42,763	$(1,420)	(3.3)%	$82,512	$88,576	$(6,064)	(6.8)%
Our revenue decreased during the three and six months ended June 30, 2014 versus the comparable 2013 period primarily due to the sale of the WCM business in December 2013 and a decrease in our professional services revenue, off-set by an increase in our content delivery revenue. While customer churn has improved, our active customers worldwide decreased to 1,186 as of June 30, 2014 compared to 1,358 as of June 30, 2013. Approximately 30% of the decrease in customers is attributable to the sale of the WCM business and we are continuing our selective approach to accepting profitable business by establishing a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended June 30, 2014 and 2013, sales to our top 10 customers accounted for approximately 41% and 36%, respectively, of our total revenue. For the six months ended June 30, 2014 and 2013, sales to our top 10 customers accounted for approximately 40% and 36%, respectively, of our total revenue.
During the three months ended June 30, 2014 and 2013, Netflix represented approximately 13% of our total revenue. For the six months ended June 30, 2014 and 2013, Netflix represented approximately 12% and 13%, respectively, of our total revenue. The customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Americas	$25,980	$28,822	$53,204	$60,877
EMEA	8,861	8,286	17,363	16,608
Asia Pacific	6,502	5,655	11,945	11,091
Total revenue	$41,343	$42,763	$82,512	$88,576
We anticipate revenues will decrease in 2014 compared to 2013 as a result of our sale of our WCM business in December 2013 and the plan for Netflix to leave our network in the third quarter of 2014. We expect revenues for 2014 to total between $155,000 and $159,000.
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

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Bandwidth and co-location fees	$14,625	35.4%	$15,053	35.2%	$29,421	35.7%	$30,161	34.1%
Depreciation - network	4,141	10.0%	6,120	14.3%	8,478	10.3%	12,800	14.5%
Payroll and related employee costs	4,374	10.6%	4,668	10.9%	8,610	10.4%	9,290	10.5%
Share-based compensation	395	1.0%	513	1.2%	819	1.0%	1,018	1.1%
Other costs	1,736	4.2%	1,992	4.7%	3,630	4.4%	4,114	4.6%
Total cost of revenue	$25,271	61.1%	$28,346	66.3%	$50,958	61.8%	$57,383	64.8%
Our cost of revenue decreased in aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2014 versus the comparable 2013 period primarily as a result of a decrease in network depreciation as a result of a decrease in capital expenditures since 2012.
Bandwidth and co-location fees decreased in aggregate dollars as a result of decreased traffic delivered; however it increased as a percentage of total revenue as some of these contracts are at fixed rates. Payroll and related employee costs decreased as a result of lower headcount due to the sale of the WCM business in December 2013, and lower average salaries. Other costs decreased primarily due to lower royalty expense and reduced professional fees.
We anticipate depreciation expense related to our network equipment will continue to decrease compared to 2013 in both absolute dollars and as a percentage of revenue as our capital expenditures have decreased in recent years.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Payroll and related employee costs	$3,109	7.5%	$2,535	5.9%	$6,220	7.5%	$5,322	6.0%
Professional fees and outside services	1,442	3.5%	1,956	4.6%	2,751	3.3%	3,736	4.2%
Share-based compensation	1,518	3.7%	1,605	3.8%	2,986	3.6%	3,226	3.6%
Bad debt expense	351	0.8%	205	0.5%	512	0.6%	531	0.6%
Other costs	2,032	4.9%	1,708	4.0%	3,965	4.8%	2,963	3.3%
Total general and administrative	$8,452	20.4%	$8,009	18.7%	$16,434	19.9%	$15,778	17.8%
Our general and administrative expense increased in aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2014 versus the comparable 2013 period, primarily as a result of the following:

•	increased payroll and related employee costs due to higher average salaries and an increase in general and administrative personnel; and

•
an increase in other costs which was primarily due to an increase in litigation expenses and a refund of non-income based taxes of $800 during the six months ended June 30, 2013 that did not recur in 2014.

These increases were partially offset by decreased professional fees and outside services primarily due to lower accounting, non-litigation legal costs and recruiting expenses.

Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Payroll and related employee costs	$5,702	13.8%	$6,376	14.9%	$12,111	14.7%	$12,632	14.3%
Share-based compensation	420	1.0%	595	1.4%	811	1.0%	1,258	1.4%
Marketing programs	402	1.0%	885	2.1%	776	0.9%	1,525	1.7%
Other costs	2,427	5.9%	2,843	6.6%	4,978	6.0%	5,768	6.5%
Total sales and marketing	$8,951	21.7%	$10,699	25.0%	$18,676	22.6%	$21,183	23.9%
Our sales and marketing expense decreased in aggregate dollars and decreased as a percentage of total revenue for the three and six months ended June 30, 2014 versus the comparable 2013 period, primarily as a result of the following:

•	decreased payroll and related employee costs primarily due to reduced sales and marketing personnel and lower variable compensation;

•	decreased marketing and public relations spending; and

•	decreased other costs primarily related to other employee costs, subscription based services, and travel related expenses.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Payroll and related employee costs	$3,559	8.6%	$4,184	9.8%	$7,106	8.6%	$8,530	9.6%
Share-based compensation	301	0.7%	514	1.2%	597	0.7%	1,075	1.2%
Other costs	805	1.9%	952	2.2%	1,330	1.6%	1,786	2.0%
Total research and development	$4,665	11.3%	$5,650	13.2%	$9,033	10.9%	$11,391	12.9%
Our research and development expense decreased in aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2014 versus the comparable 2013 period, primarily as a result of the following:

•	decreased payroll and related employee costs due to lower average salaries and transitioning of our network and software engineering work to lower cost locations; and

•	decreased other costs primarily due to lower professional fees and travel costs.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $977, or 2.4% of revenue, for the three months ended June 30, 2014 versus $1,442, or 3.4% of revenue, for the comparable 2013 period. For the six months ended June 30, 2014, depreciation and amortization was $2,043, or 2.5% of revenue versus $2,892, or 3.3% of revenue for the comparable 2013 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $7 and $19 for the three and six months ended June 30, 2014 versus $21 and $48 for the comparable 2013 periods. Interest expense is primarily comprised of interest paid on capital leases.
As of June 30, 2014, with the exception of our capital leases, we had no outstanding credit facilities.

Interest Income
Interest income was $67 and $137 for the three and six months ended June 30, 2014 versus $79 and $149 for the comparable 2013 periods. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other expense was $195 and $178 for the three and six months ended June 30, 2014 versus other income of $143 and $711 for the comparable 2013 periods. For the three months ended June 30, 2014, other expense consists primarily of foreign currency transaction gains and losses. For the six months ended June 30, 2014, other expense consists primarily of foreign currency transaction gains and losses, and the working capital adjustment associated with the sale of our WCM business, off-set by the gain on sale of assets. For the three and six months ended June 30, 2013, other income consists primarily of foreign currency transaction gains.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from continuing operations for the three and six months ended June 30, 2014 was $27 and $83, respectively, versus $51 and $131 for the comparable 2013 periods. Income tax expense on loss from continuing operations before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Income from Discontinued Operations
Discontinued operations relate to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG. During the three months ended June 30, 2014, we received approximately $414 from DG for the previously written-off receivable. We recorded $269, ($414 cash received, net of tax of $145), as income from discontinued operations for the three and six months ended June 30, 2014.
Liquidity and Capital Resources
As of June 30, 2014, our cash, cash equivalents and marketable securities classified as current totaled $107,456. Included in this amount is approximately $17,769 of cash and cash equivalents held outside the United States that would be subject to withholding taxes upon repatriation.
The major components of changes in cash flows for the six months ended June 30, 2014 and 2013 are discussed in the following paragraphs.
Operating Activities
Net cash used in operating activities was $588 for the six months ended June 30, 2014 compared to net cash provided by operating activities of $7,325 for the six months ended June 30, 2013, a decrease of $7,913. Changes in operating assets and liabilities of ($2,224) during the six months ended June 30, 2014 versus $5,025 in the comparable 2013 period were primarily due to:

•	accounts receivable increased $3,148 during the six months ended June 30, 2014 due to the timing of billings net of collections as compared to a $1,575 decrease in the comparable 2013 period;

•
prepaid expenses and other current assets decreased $572 during the six months ended June 30, 2014 versus a decrease of $1,963 for the comparable 2013 period due to the timing of amortization of prepaid bandwidth expenses;

•	accounts payable increased $3,296 during the six months ended June 30, 2014 versus an increase of $850 for the comparable 2013 period due to timing of vendor payments;

•
deferred revenue increased $807 during the six months ended June 30, 2014 versus a decrease of $1,083 for the comparable 2013 period due to changes in WCM deferred revenue balances in the prior period; and

•
other current liabilities decreased $2,819 during the six months ended June 30, 2014 versus a decrease of $1,239 for the comparable 2013 period primarily due to the application of customer deposits to their receivable balances.

Investing Activities
Net cash used in investing activities was $10,313 for the six months ended June 30, 2014 versus $25,078 for the comparable 2013 period. Net cash used in investing activities during the six months ended June 30, 2014 and 2013, respectively, primarily related to purchase of short-term marketable securities, and capital expenditures primarily for computer equipment associated with the continued build-out and expansion of our global computing platform.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the six months ended June 30, 2014, we made capital expenditures of $8,909, which represented approximately 11% of our total revenue.
Financing Activities
Net cash used in financing activities was $1,964 for the six months ended June 30, 2014 versus $8,485 for the comparable 2013 period. Net cash used in financing activities in the six months ended June 30, 2014 related to cash paid for the repurchase of our common stock of $1,204, payments of employee tax withholdings related to restricted stock units of $1,171, and payments made on our capital lease obligations of $323, offset by cash received from the exercise of stock options and our employee stock plan of $734.
Net cash used in financing activities in the six months ended June 30, 2013 related to payments made for the purchase of our common stock under our stock repurchase plans of $5,512, payments of employee tax withholdings related to restricted stock units of $2,129 and payments made on our capital lease obligations of approximately $846.
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the six months ended June 30, 2014, we purchased and cancelled approximately 490 shares. As of July 31, 2014, we have purchased and cancelled approximately 947 shares. All repurchased shares were cancelled and returned to authorized but unissued status.
As of June 30, 2014, we had no outstanding debt other than the aforementioned capital leases.
Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
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
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth, and computer rack space. These leases expire on various dates ranging from 2014 to 2023. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2014 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
The following table presents our contractual obligations and commercial commitments, as of June 30, 2014 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
Contractual obligations as of June 30, 2014	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$18,858	$15,213	$3,112	$533	$—
Rack space leases	30,562	19,723	10,575	264	—
Real estate leases	14,817	3,878	5,581	4,224	1,134
Total operating leases	64,237	38,814	19,268	5,021	1,134
Capital leases	532	275	257	—	—
Other purchase obligations	1,158	632	526	—	—
Total commitments	$65,927	$39,721	$20,051	$5,021	$1,134
Off Balance Sheet Arrangements
As of June 30, 2014, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2013 and the six months ended June 30, 2014 would have been higher by approximately $3,059 and $1,669, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended June 30, 2014 and 2013, sales to our top 10 customers accounted for approximately 41% and 36%, respectively, of our total revenue. During the three months ended June 30, 2014 and 2013, Netflix represented approximately 13% of our total revenue.
For the six months ended June 30, 2014 and 2013, sales to our top 10 customers accounted for approximately 40% and 36%, respectively, of our total revenue. During the six months ended June 30, 2014 and 2013, Netflix represented approximately 12% and 13%, respectively, of our total revenue. In the past, the customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
 On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined we did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to our petition. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. On June 2, 2014, the Supreme Court issued its decision and reversed the Federal Circuit's decision, remanding the case back to that court. On July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original Court of Appeals panel for further proceedings. We do not believe an ultimate loss is probable. We will continue to vigorously defend against the allegation; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct significant portions of our business and to offer certain of our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. In light of the status of the litigation, we believe that there is a reasonable possibility that we have incurred a loss related to the Akamai litigation. While we believe that there is a reasonable possibility that a loss has been incurred, we are not able to estimate a range of the loss due to the complexity and procedural status of the case and do not believe a loss is probable therefore, no provision for this lawsuit is recorded in our consolidated financial statements.
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
Our primary competitors for the content delivery service offering of our Orchestrate Platform include Akamai, Level 3 Communications, Amazon, CDNetworks, and Verizon Digital Media Services. Also, as a result of the growth of the content delivery market, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
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
On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in Akamai Technologies, Inc. v. Limelight Networks, Inc. The court stated that the trial court correctly determined that we did not directly infringe Akamai’s ’703 patent, and as such it upheld the trial court’s decision to vacate the original jury’s damages award. The court also held that we did not infringe Akamai’s ’413 or ’645 patents. However, a slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the court’s new legal standard. We filed a petition to appeal this sharply divided Court of Appeals decision to the Supreme Court. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. On June 2, 2014, the Supreme Court issued its decision and reversed the Federal Circuit's decision, remanding the case back to that court. On July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original Court of Appeals panel for further proceedings. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. Sales to our top 10 customers in 2013 accounted for approximately 35% of our total revenue. During 2013, we had one customer, Netflix that represented approximately 11% of our total revenue. For the six months ended June 30, 2014, sales to our top 10 customers accounted for approximately 40% of our total revenue. During the six months ended June 30, 2014, Netflix represented approximately 12% of our total revenue. We entered into an agreement with Netflix to extend our relationship into mid-2014. Netflix is on plan to leave our network in the third quarter of 2014. Large customers may not continue to be as significant going forward as they have been in the past.
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
Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the effects of other risks discussed in this section, fluctuations in our results of operations may be due to a number of factors, including:

•	our ability to increase sales to existing customers and attract new customers to our content delivery and other Orchestrate Platform services;

•	the addition or loss of large customers, or significant variation in their use of our content delivery and other Orchestrate Platform services;

•	costs associated with current or future intellectual property lawsuits and other lawsuits;

•	service outages or third party security breaches to our platform or to one or more of our customers’ platforms;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

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
As of June 30, 2014, we had a goodwill balance of $77,164, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
As of June 30, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 41% of our outstanding common stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities
The following is a summary of our repurchases of common stock during the three months ended June 30, 2014 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, - April 30, 2014	—	$—	—	$15,000
May 1, - May 31, 2014	281,366	$2.08	281,366	$14,419
June 1, - June 30, 2014	218,448	$2.97	218,448	$13,772
	499,814	$2.47	499,814
______________

(1)	Includes commissions, markups and expenses

(2)
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. Under the current authorization, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. All repurchased shares were cancelled and returned to authorized but unissued status.

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

LIMELIGHT NETWORKS, INC.

Date:	August 5, 2014	By:	/S/ PETER J. PERRONE
Peter J. Perrone Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)