Form 10-Q
period 2014-09-30
Limelight Networks, Inc.
filed 2014-11-10
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of October 31, 2014: 98,685,122 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$67,028	$85,956
Marketable securities	34,228	32,506
Accounts receivable, net	22,443	21,430
Income taxes receivable	289	371
Deferred income taxes	65	93
Prepaid expenses and other current assets	9,040	8,192
Total current assets	133,093	148,548
Property and equipment, net	32,154	32,905
Marketable securities, less current portion	40	46
Deferred income taxes, less current portion	1,337	1,307
Goodwill	76,583	77,035
Other intangible assets, net	1,344	2,354
Other assets	5,098	6,103
Total assets	$249,649	$268,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,314	$5,473
Deferred revenue	3,503	3,523
Capital lease obligations	219	466
Income taxes payable	634	799
Other current liabilities	12,245	15,022
Total current liabilities	25,915	25,283
Capital lease obligations, less current portion	192	358
Deferred income taxes	181	321
Deferred revenue, less current portion	627	1,500
Other long-term liabilities	2,955	3,505
Total liabilities	29,870	30,967
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at September 30, 2014 and December 31, 2013; 98,655 and 97,677 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	99	98
Additional paid-in capital	463,712	458,748
Accumulated other comprehensive loss	(4,596)	(1,663)
Accumulated deficit	(239,436)	(219,852)
Total stockholders’ equity	219,779	237,331
Total liabilities and stockholders’ equity	$249,649	$268,298
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$39,020	$42,656	$121,533	$131,232
Cost of revenue:
Cost of services (1)	18,672	22,138	61,563	66,721
Depreciation — network	4,207	5,278	12,688	18,078
Total cost of revenue	22,879	27,416	74,251	84,799
Gross profit	16,141	15,240	47,282	46,433
Operating expenses:
General and administrative	7,295	8,244	21,966	24,022
Sales and marketing	8,731	10,363	28,356	31,545
Research and development	5,514	5,423	14,951	16,814
Depreciation and amortization	825	1,433	2,868	4,325
Total operating expenses	22,365	25,463	68,141	76,706
Operating loss	(6,224)	(10,223)	(20,859)	(30,273)
Other income (expense):
Interest expense	(7)	(15)	(26)	(64)
Interest income	66	89	203	238
Other, net	1,192	(557)	1,014	154
Total other income (expense)	1,251	(483)	1,191	328
Loss from continuing operations before income taxes	(4,973)	(10,706)	(19,668)	(29,945)
Income tax provision	98	197	181	328
Loss from continuing operations	(5,071)	(10,903)	(19,849)	(30,273)
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(4)	(15)	265	(15)
Net loss	$(5,075)	$(10,918)	$(19,584)	$(30,288)
Net loss per share:
Basic and diluted
Continuing operations	$(0.05)	$(0.11)	$(0.20)	$(0.31)
Discontinued operations	$—	$—	$—	$—
Total	$(0.05)	$(0.11)	$(0.20)	$(0.31)

Weighted average shares used in per share calculation:
Basic and diluted	98,458	96,949	98,274	96,675
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(5,075)	$(10,918)	$(19,584)	$(30,288)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(37)	55	(30)	(36)
Foreign exchange translation	(3,671)	1,324	(2,903)	(821)
Other comprehensive income (loss), net of tax	(3,708)	1,379	(2,933)	(857)
Comprehensive loss	$(8,783)	$(9,539)	$(22,517)	$(31,145)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(19,584)	$(30,288)
Income (loss) from discontinued operations	265	(15)
Net loss from continuing operations	(19,849)	(30,273)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	15,556	22,403
Share-based compensation	7,800	9,800
Foreign currency remeasurement gain	(1,067)	(504)
Deferred income taxes	(185)	(209)
Accounts receivable charges	483	758
Amortization of premium on marketable securities	374	462
Loss on sale of property and equipment	—	25
Non cash tax benefit associated with income from discontinued operations	(59)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,496)	177
Prepaid expenses and other current assets	(1,045)	1,930
Income taxes receivable	55	131
Other assets	991	908
Accounts payable	4,762	1,102
Deferred revenue	(893)	256
Other current liabilities	(3,663)	(436)
Income taxes payable	(214)	456
Other long term liabilities	(545)	(448)
Net cash provided by operating activities	1,005	6,538
Investing activities
Purchases of marketable securities	(17,669)	(49,811)
Maturities of marketable securities	15,550	35,321
Purchases of property and equipment	(13,984)	(12,685)
Proceeds from the sale of discontinued operations	414	124
Net cash used in investing activities	(15,689)	(27,051)
Financing activities
Payments on capital lease obligations	(412)	(1,124)
Payment of employee tax withholdings related to restricted stock	(1,455)	(2,309)
Cash paid for purchase of common stock	(2,500)	(5,512)
Proceeds from exercise of stock options and employee stock plans	967	29
Net cash used in financing activities	(3,400)	(8,916)
Effect of exchange rate changes on cash and cash equivalents	(840)	(256)
Discontinued operations
Cash used in operating activities of discontinued operations	(4)	(8)
Net decrease in cash and cash equivalents	(18,928)	(29,693)
Cash and cash equivalents, beginning of period	85,956	108,915
Cash and cash equivalents, end of period	$67,028	$79,222
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$26	$64
Cash paid during the period for income taxes, net of refunds	$581	$(35)
Property and equipment expenditures remaining in accounts payable and other current liabilities	$2,119	$1,028
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014
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
During the three months ended September 30, 2014, the Company recorded an immaterial error correction of approximately $1,100 relating to previous over billings by a co-location provider.  This correction was recorded as a reduction of costs of revenues.
Revision of Previously Issued Financial Statements
As previously disclosed in our 2013 Form 10-K, the consolidated statement of operations was revised to reclassify certain amounts to cost of revenues that were previously reported in general and administrative expenses for the three and nine months ended September 30, 2013.
The following table summarizes the reclassifications by line item within the unaudited consolidated statement of operations for the three months ended September 30, 2013:

	For the Three Months Ended September 30, 2013
	As		As
	Reported	Reclassifications	Revised
Cost of services	$21,773	$365	$22,138
Total cost of revenue	27,051	365	27,416
Gross profit	15,605	(365)	15,240
General and administrative	8,609	(365)	8,244
Total operating expenses	25,828	(365)	25,463

The following table summarizes the reclassifications by line item within the unaudited consolidated statement of operations for the nine months ended September 30, 2013:

	For the Nine Months Ended September 30, 2013
	As		As
	Reported	Reclassifications	Revised
Cost of services	$65,696	$1,025	$66,721
Total cost of revenue	83,774	1,025	84,799
Gross profit	47,458	(1,025)	46,433
General and administrative	25,047	(1,025)	24,022
Total operating expenses	77,731	(1,025)	76,706
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other future periods.
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
In August 2014, the FASB issued ASU 2014-15, which provides guidance for disclosure of uncertainties about an entity’s ability to continue as a going concern. ASU 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for the Company in the first annual period ending after December 15, 2016; however, early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at September 30, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$7,680	$2	$12	$7,670
Commercial paper	3,399	—	—	3,399
Corporate notes and bonds	23,207	18	26	23,199
Total marketable securities	34,286	20	38	34,268

At September 30, 2014, the Company evaluated its marketable securities and determined unrealized losses were due primarily to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2014. The Company’s intent is to hold these investments to such time as these assets are no longer impaired. The Company views its available-for-sale securities as available for current operations.
The amortized cost and estimated fair value of the marketable debt securities at September 30, 2014, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$20,417	$9	$4	$20,422
Due after one year and through five years	13,869	11	34	13,846
	$34,286	$20	$38	$34,268
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$261	$—	$—	$261
Certificate of deposit	4,080	—	4	4,076
Commercial paper	2,200	—	—	2,200
Corporate notes and bonds	26,001	15	7	26,009
	32,542	15	11	32,546
Publicly traded common stock	12	—	6	6
Total marketable securities	$32,554	$15	$17	$32,552
The amortized cost and estimated fair value of the marketable debt securities at December 31, 2013, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$17,031	$2	$5	$17,028
Due after one year and through five years	15,511	13	6	15,518
	$32,542	$15	$11	$32,546
4. Business Disposition
On December 23, 2013, the Company sold 100% of the outstanding common stock of its Web Content Management (WCM) business for $12,341 in cash, net of preliminary working capital adjustments. After allocating goodwill of $3,799 to WCM, the sale resulted in a gain of $3,836, which was included in Other, net in the consolidated statement of operations for the year ended December 31, 2013. During the three months ended March 31, 2014, the Company recorded a working capital adjustment of $(62) (expense), related to new information subsequent to the closing of the acquisition, which is included in Other, net in the consolidated statement of operations for the nine months ended September 30, 2014. This sale was not treated as a discontinued operation because the operations and cash flows of the WCM business cannot be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company.
5. Discontinued Operations
On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services to DG FastChannel, Inc. (DG) for net proceeds of $61,000 plus an estimated $10,854 receivable from DG pursuant to the purchase agreement.

The $10,854 receivable from DG was determined by the Company based on estimated future cash payments equal to the excess of certain current assets over certain current liabilities as of August 30, 2011. During 2013, the Company wrote-off the remaining receivable balance of $412 from DG as it believed the balance was no longer collectible.
During the three months ended June 30, 2014, the Company received $414 from DG as final settlement for the previously written-off receivable. The Company recorded $269, ($414 cash received, net of tax of $145), as income from discontinued operations during the second quarter of 2014.
During the three months ended September 30, 2014, the Company incurred $4 (net of tax) in expense related to discontinued operations which is recorded in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014.
6. Accounts Receivable, net
Accounts receivable, net include:

	September 30,	December 31,
	2014	2013
Accounts receivable	$15,982	$17,497
Unbilled accounts receivable	8,386	5,943
	24,368	23,440
Less: credit allowance	(380)	(610)
Less: allowance for doubtful accounts	(1,545)	(1,400)
Total accounts receivable, net	$22,443	$21,430
7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	September 30,	December 31,
	2014	2013
Prepaid expenses and insurance	$3,806	$3,371
Prepaid bandwidth and backbone services	1,943	2,045
VAT receivable	1,853	1,588
Vendor deposits and other	1,438	1,188
Total prepaid expenses and other current assets	$9,040	$8,192
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

The estimated fair value of the reporting unit is determined using a market capitalization approach. The Company’s market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to the Company. As of the annual impairment testing date of October 31, 2013 and as of December 31, 2013, the Company determined that goodwill was not impaired. As of September 30, 2014, the Company determined that the estimated fair value of its reporting unit exceeded carrying value by approximately $103,500 or 47%, using the market capitalization of the Company plus an estimated control premium of 40%. Based on this analysis, management believes goodwill is not impaired as of September 30, 2014; however, adverse changes to certain key assumptions as described above could result in a future charge to earnings.
Foreign currency translation adjustments decreased the carrying amount of goodwill for the three and nine months ended September 30, 2014 by $581 and $452, respectively.
Other intangible assets that are subject to amortization consisted of the following:

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$4,100	$(2,802)	$1,298
Customer relationships	150	(104)	46
Total other intangible assets	$4,250	$(2,906)	$1,344

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technologies	$6,164	$(3,875)	$2,289
Customer relationships	150	(85)	65
Total other intangible assets	$6,314	$(3,960)	$2,354
Aggregate expense related to amortization of other intangible assets included in operating expenses for the three months ended September 30, 2014 and 2013 was approximately $259 and $711, respectively. For the nine months ended September 30, 2014 and 2013 aggregate expense related to the amortization of other intangible assets was approximately $934 and $2,161, respectively. Based on the Company’s other intangible assets as of September 30, 2014, aggregate expense related to the amortization of other intangible assets is expected to be $211 for the remainder of 2014, and $845, $288, and $0 for fiscal years 2015, 2016, and 2017, respectively.
9. Property and Equipment, net
Property and equipment, net include:

	September 30,	December 31,
	2014	2013
Network equipment	$190,949	$180,896
Computer equipment	11,381	11,073
Furniture and fixtures	2,733	2,723
Leasehold improvements	7,353	7,162
Other equipment	590	570
Total property and equipment	213,006	202,424
Less: accumulated depreciation and amortization	(180,852)	(169,519)
Total property and equipment, net	$32,154	$32,905
Depreciation and amortization expense related to property and equipment (classified in operating expenses) was $566 and $722 for the three months ended September 30, 2014 and 2013, respectively, and was $1,934 and $2,164 for the nine months ended September 30, 2014 and 2013, respectively.

10. Other Assets
Other assets include:

	September 30,	December 31,
	2014	2013
Prepaid bandwidth and backbone services	$3,102	$4,268
Vendor deposits and other	1,996	1,835
Total other assets	$5,098	$6,103
The Company enters into multi-year arrangements with telecommunications providers for bandwidth and backbone capacity. The agreements sometimes require the Company to make advanced payments for future services to be received.
11. Other Current Liabilities
Other current liabilities include:

	September 30,	December 31,
	2014	2013
Accrued compensation and benefits	$4,526	$6,682
Accrued cost of revenue	1,680	1,833
Accrued legal fees	1,717	1,769
Deferred rent	1,277	1,074
Indirect taxes payable	746	639
Customer deposits	181	635
Other accrued expenses	2,118	2,390
Total other current liabilities	$12,245	$15,022
12. Other Long Term Liabilities
Other long term liabilities include:

	September 30,	December 31,
	2014	2013
Deferred rent	$2,832	$3,384
Income taxes payable	123	121
Total other long term liabilities	$2,955	$3,505
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
On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined that the Company did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that the Company did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that the Company induced its customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, the Company filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to the Company’s petition. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. On June 2, 2014, the Supreme Court issued its decision and reversed the Federal Circuit's decision, remanding the case back to that court. On July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original Court of Appeals panel for further proceedings. The Federal Circuit heard arguments on September 11, 2014. The Company does not believe an ultimate loss is probable; therefore, no provision for this lawsuit is recorded in the consolidated financial statements.
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
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loss from continuing operations	$(5,071)	$(10,903)	$(19,849)	$(30,273)
(Loss) income from discontinued operations	(4)	(15)	265	(15)
Net loss	$(5,075)	$(10,918)	$(19,584)	$(30,288)
Basic and diluted weighted average outstanding shares of common stock	98,458	96,949	98,274	96,675
Basic and diluted loss per share:
Continuing operations	$(0.05)	$(0.11)	$(0.20)	$(0.31)
Discontinued operations	—	—	—	—
Basic and diluted net loss per share	$(0.05)	$(0.11)	$(0.20)	$(0.31)
For the three months ended September 30, 2014 and 2013, outstanding options and restricted stock units of 2,593 and 1,415, respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.
For the nine months ended September 30, 2014 and 2013, outstanding options and restricted stock units of 2,323 and 1,689, respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.
15. Stockholders’ Equity
Common Stock
On February 12, 2014, the Company's board of directors authorized a $15,000 share repurchase program. Under the current authorization, the Company may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. During the three and nine months ended September 30, 2014, the Company purchased and canceled 447 and 947 shares, respectively, for $1,267 and $2,500, respectively, including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status.
During the nine months ended September 30, 2013, the Company purchased and canceled approximately 2,300 shares for approximately $5,512, including commissions and expenses under a previously authorized share repurchase program. All repurchased shares were canceled and returned to authorized but unissued status.
In June 2013, the Company’s stockholders approved the Company’s 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase the Company’s common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the nine months ended September 30, 2014, the Company issued 141 shares under the ESPP. Total cash proceeds from the purchase of shares under the ESPP were approximately $235. As of

September 30, 2014, shares reserved for issuance to employees under this plan totaled 4,000 and the Company held employee contributions of $210, (included in other current liabilities) for future purchases under the ESPP. The ESPP is considered compensatory. The Company recorded compensation expense of $41 and $128 during the three and nine months ended September 30, 2014, respectively, related to the ESPP.
16. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2014 was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2013	$(1,688)	$25	$(1,663)
Other comprehensive loss before reclassifications	(2,903)	(30)	(2,933)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive loss	(2,903)	(30)	(2,933)
Balance, September 30, 2014	$(4,591)	$(5)	$(4,596)
17. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based compensation expense by type:
Stock options	$1,120	$1,614	$3,545	$5,214
Restricted stock units	1,426	1,609	4,127	4,586
ESPP	41	—	128	—
Total share-based compensation expense	$2,587	$3,223	$7,800	$9,800
Share-based compensation expense included in our consolidated statements of operations:
Cost of services	$464	$499	$1,466	$1,518
General and administrative expense	1,174	1,591	3,539	4,817
Sales and marketing expense	567	638	1,693	1,896
Research and development expense	382	495	1,102	1,569
Total share-based compensation expense	$2,587	$3,223	$7,800	$9,800
Unrecognized share-based compensation expense totaled approximately $19,380 at September 30, 2014, of which $7,470 related to stock options and $11,910 related to restricted stock awards. The Company currently expects to recognize share-based compensation expense of $2,568 during the remainder of 2014, $8,161 in 2015 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at September 30, 2014.
18. Leases and Commitments
Operating Leases
The Company is committed to various non-cancellable operating leases for office space and office equipment which expire through 2023. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of September 30, 2014 are as follows:

Remainder of 2014	$1,045
2015	3,394
2016	2,746
2017	2,343
2018 and thereafter	4,096
Total minimum payments	$13,624
Purchase Commitments
The Company has long-term commitments for bandwidth usage and co-location with various networks and Internet service providers, or ISPs.
The following summarizes minimum commitments as of September 30, 2014:

Remainder of 2014	$11,470
2015	26,155
2016	5,648
2017	974
2018 and thereafter	449
Total minimum payments	$44,696
Capital Leases
The Company leases equipment under capital lease agreements which extend through 2017. The outstanding balance for capital leases was $411 and $824 as of September 30, 2014 and December 31, 2013, respectively. The Company recorded assets under capital lease obligations of $2,267 and $2,312 as of September 30, 2014 and December 31, 2013, respectively. Related accumulated amortization totaled $2,224 and $1,878 as of September 30, 2014 and December 31, 2013, respectively. The assets acquired under capital leases and related accumulated amortization is included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the consolidated statements of operations. Interest expense related to capital leases was $7 and $15 for the three months ended September 30, 2014 and 2013, respectively. Interest expense related to capital leases was $26 and $64 for the nine months ended September 30, 2014 and 2013, respectively.
Future minimum capital lease payments at September 30, 2014 were as follows:

Remainder of 2014	$59
2015	238
2016	134
2017	4
2018 and thereafter	—
Total	435
Amounts representing interest	(24)
Present value of minimum lease payments	$411
19. Concentrations
For the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014, the Company had no customer who represented 10% or more of its total revenue. For the nine months ended September 30, 2013, Netflix, Inc. represented approximately 12% of the Company's total revenue.
Revenue from sources outside America totaled approximately $15,467 and $14,069 for the three months ended September 30, 2014 and 2013, respectively. Revenue from sources outside of America totaled approximately $44,776 and $41,769 for the nine months ended September 30, 2014 and 2013, respectively.
During the three and nine months ended September 30, 2014, and the three months ended September 30, 2013, the Company had two countries, the United States and Japan, that accounted for 10% or more of the Company's total revenues.

During the nine months ended September 30, 2013, the Company had no single country outside of the United States that accounted for 10% or more of the Company's total revenues.
20. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the income tax expense for the three and nine months ended September 30, 2014 was $98 and $181, respectively. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to the Company providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three and nine month periods.
The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2010 through 2013 generally remain subject to examination by federal and most state tax authorities. As of September 30, 2014, the Company is not under any federal or state examination.
On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (Code), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. Also released were proposed regulations under Section 168 of the Code regarding dispositions of tangible property. Early adoption was available; however, the Company did not elect to early adopt the regulations. The Company adopted the regulations on January 1, 2014, and does not believe there has been or will be a material impact on its consolidated financial statements.
21. Segment Reporting
The Company operates in one industry segment — content delivery and related services. The Company operates in three geographic areas — Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Americas	$23,553	60.4%	$28,587	67.0%	$76,757	63.2%	$89,463	68.2%
EMEA	8,368	21.4%	7,960	18.7%	25,732	21.2%	24,569	18.7%
Asia Pacific	7,099	18.2%	6,109	14.3%	19,044	15.7%	17,200	13.1%
Total revenue	$39,020	100.0%	$42,656	100.0%	$121,533	100.0%	$131,232	100.0%
The following table sets forth long-lived assets by geographic area:

	September 30,	December 31,
	2014	2013
Americas	$22,055	$26,502
International	11,443	8,757
Total long-lived assets	$33,498	$35,259
22. Fair Value Measurements
As of September 30, 2014 and December 31, 2013, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis. These include money market funds, commercial paper, corporate notes and bonds, U.S. government agency bonds, and publicly traded stocks, which are classified as either cash and cash equivalents or marketable securities.
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
The following is a summary of fair value measurements at September 30, 2014:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$174	$174	$—	$—
Corporate notes and bonds (1)	23,199	—	23,199	—
Commercial paper (1)	3,399		3,399
Certificate of deposit (1)	7,670	—	7,670	—
Total assets measured at fair value	$34,442	$174	$34,268	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
The following is a summary of fair value measurements at December 31, 2013:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government agency bonds (1)	$261	$—	$261	$—
Money market funds (2)	9,740	9,740	—	—
Corporate notes and bonds (1)	26,009	—	26,009	—
Commercial paper (1)	2,200	—	2,200	—
Certificate of deposit (1)	4,076	—	4,076	—
Publicly traded common stock (1)	6	6	—	—
Total assets measured at fair value	$42,292	$9,746	$32,546	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance, computing platform (our global network) and provide a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration, and cloud storage services. These four primary service groups work collectively to enable organizations to deliver digital content to any device, anywhere in the world. The suite of services that we offer collectively comprises our Limelight Orchestrate Platform (the Orchestrate Platform)
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the three and nine months ended September 30, 2014, we purchased and canceled 447 and 947 shares, respectively, for $1,267 and $2,500, respectively, including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status. As of September 30, 2014, we have $12,509 remaining under this share repurchase authorization.
The following table summarizes our revenue, costs and expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands of dollars and as a percentage of total revenue). The information presented below has been revised to reflect the adjustments discussed in Note 2, Revision of Previously Issued Financial Statements, in Part I, Item 1 of this quarterly report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Revenues	$39,020	100.0%	$42,656	100.0%	$121,533	100.0%	$131,232	100.0%
Cost of revenue	22,879	58.6%	27,416	64.3%	74,251	61.1%	84,799	64.6%
Gross profit	16,141	41.4%	15,240	35.7%	47,282	38.9%	46,433	35.4%
Total operating expenses	22,365	57.3%	25,463	59.7%	68,141	56.1%	76,706	58.5%
Operating loss	(6,224)	(16.0)%	(10,223)	(24.0)%	(20,859)	(17.2)%	(30,273)	(23.1)%
Total other income (expense)	1,251	3.2%	(483)	(1.1)%	1,191	1.0%	328	0.2%
Loss from continuing operations before income taxes	(4,973)	(12.7)%	(10,706)	(25.1)%	(19,668)	(16.2)%	(29,945)	(22.8)%
Income tax provision	98	0.3%	197	0.5%	181	0.1%	328	0.2%
Loss from continuing operations	(5,071)	(13.0)%	(10,903)	(25.6)%	(19,849)	(16.3)%	(30,273)	(23.1)%
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(4)	—%	(15)	—%	265	0.2%	(15)	—%
Net loss	$(5,075)	(13.0)%	$(10,918)	(25.6)%	$(19,584)	(16.1)%	$(30,288)	(23.1)%
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
In our November 10, 2014 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2014	2014	2013	2014	2013
U.S. GAAP net loss	$(5,075)	$(6,869)	$(10,918)	$(19,584)	$(30,288)
Share-based compensation	2,587	2,634	3,223	7,800	9,800
Litigation defense expenses	10	536	149	819	299
Amortization of intangible assets	259	338	711	934	2,161
Loss on sale of the WCM business	—	—	—	62	—
Acquisition related expenses	—	—	146	—	113
Loss (income) from discontinued operations	4	(269)	15	(265)	15
Non-GAAP net loss	$(2,215)	$(3,630)	$(6,674)	$(10,234)	$(17,900)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2014	2014	2013	2014	2013
U.S. GAAP net loss	$(5,075)	$(6,869)	$(10,918)	$(19,584)	$(30,288)
Depreciation and amortization	5,032	5,121	6,711	15,556	22,403
Interest expense	7	7	15	26	64
Loss on sale of the WCM business	—	—	—	62	—
Interest and other (income) expense	(1,258)	128	468	(1,279)	(392)
Income tax provision	98	27	197	181	328
Loss (income) from discontinued operations	4	(269)	15	(265)	15
EBITDA from continuing operations	$(1,192)	$(1,855)	$(3,512)	$(5,303)	$(7,870)
Share-based compensation	2,587	2,634	3,223	7,800	9,800
Litigation defense expenses	10	536	149	819	299
Acquisition related expenses	—	—	146	—	113
Adjusted EBITDA	$1,405	$1,315	$6	$3,316	$2,342
Non-GAAP metrics for the three and nine months ended September 30, 2014, include the impact of recording an immaterial error correction of approximately $1,100 relating to previous over billings by a co-location provider.  This correction was recorded as a reduction of costs of revenues.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the nine months ended September 30, 2014, there have been no significant changes in our critical accounting policies and estimates.
Results of Continuing Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three and nine months ended September 30, 2014 compared to September 30, 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
	2014	2013	Decrease	Change	2014	2013	Decrease	Change
Revenue	$39,020	$42,656	$(3,636)	(8.5)%	$121,533	$131,232	$(9,699)	(7.4)%
Our revenue decreased during the three and nine months ended September 30, 2014 versus the comparable 2013 period primarily due to the sale of the Web Content Management (WCM) business in December 2013 and the expiration of our content delivery contract with Netflix, Inc. (Netflix) in July 2014. Our active customers worldwide decreased to 1,134 as of September 30, 2014 compared to 1,341 as of September 30, 2013. Approximately 25% of the decrease in customers is attributable to the sale of the WCM business. We are continuing our selective approach to accepting profitable business by establishing a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended September 30, 2014 and 2013, sales to our top 10 customers accounted for approximately 37% and 36%, respectively, of our total revenue. For the nine months ended September 30, 2014 and 2013, sales to our top 10 customers accounted for approximately 38% and 35%, respectively, of our total revenue.
During the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014, we had no customer who accounted for 10% or more of our total revenue. For the nine months ended September 30, 2013, Netflix represented approximately 12% of our total revenue. The customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Americas	$23,553	60.4%	$28,587	67.0%	$76,757	63.2%	$89,463	68.2%
EMEA	8,368	21.4%	7,960	18.7%	25,732	21.2%	24,569	18.7%
Asia Pacific	7,099	18.2%	6,109	14.3%	19,044	15.7%	17,200	13.1%
Total revenue	$39,020	100.0%	$42,656	100.0%	$121,533	100.0%	$131,232	100.0%
We anticipate revenues will decrease in the remaining portion of 2014 compared to 2013 as a result of our sale of our WCM business in December 2013 and the expiration of the content delivery contract with Netflix in July 2014. We expect revenues for the year ended December 31, 2014 to total between $159,000 and $161,000.
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

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Bandwidth and co-location fees	$12,027	30.8%	$14,631	34.3%	$41,449	34.1%	$44,791	34.1%
Depreciation - network	4,207	10.8%	5,278	12.4%	12,688	10.4%	18,078	13.8%
Payroll and related employee costs	4,396	11.3%	4,703	11.0%	13,230	10.9%	13,993	10.7%
Share-based compensation	464	1.2%	499	1.2%	1,466	1.2%	1,518	1.2%
Other costs	1,785	4.6%	2,305	5.4%	5,418	4.5%	6,419	4.9%
Total cost of revenue	$22,879	58.6%	$27,416	64.3%	$74,251	61.1%	$84,799	64.6%
Our cost of revenue decreased in aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2014 versus the comparable 2013 periods primarily as a result of the following:

•
decreased bandwidth and co-location fees as a result of our focus on renegotiating our fixed rate infrastructure contracts to variable rate based on traffic levels. Additionally, during the third quarter of 2014, we recorded a nonrecurring $1,100 credit related to an over billing from one of our co-location providers;

•decreased network depreciation as a result of a decrease in capital expenditures since 2012; and
•decreased payroll and related employee costs as a result of lower average salaries.
We anticipate depreciation expense related to our network equipment will continue to decrease compared to 2013 in both absolute dollars and as a percentage of revenue as our capital expenditures have decreased in recent years.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Payroll and related employee costs	$2,553	6.5%	$2,190	5.1%	$7,714	6.3%	$7,512	5.7%
Professional fees and outside services	2,177	5.6%	2,137	5.0%	4,928	4.1%	5,873	4.5%
Share-based compensation	1,174	3.0%	1,591	3.7%	3,539	2.9%	4,817	3.7%
Other costs	1,391	3.6%	2,326	5.5%	5,785	4.8%	5,820	4.4%
Total general and administrative	$7,295	18.7%	$8,244	19.3%	$21,966	18.1%	$24,022	18.3%
Our general and administrative expense decreased in aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2014 versus the comparable 2013 periods.
The decrease during the three months ended September 30, 2014 versus the comparable 2013 period was primarily the result of the following:

•	decreased share-based compensation expense; and

•	lower other costs which was primarily reduced bad debt expense, rent and litigation expenses.
These decreases were partially offset by increased payroll and related employee costs due to higher average salaries and an increase in general and administrative personnel.
The decrease during the nine months ended September 30, 2014 versus the comparable 2013 period was primarily the result of the following:

•	decreased share-based compensation; and

•	decreased professional fees and outside services primarily due to lower patent defense costs and reduced recruiting fees.

These decreases were partially offset by increased payroll and related employee costs due to an increase in general and administrative personnel.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Payroll and related employee costs	$5,566	14.3%	$6,182	14.5%	$18,256	15.0%	$18,813	14.3%
Share-based compensation	567	1.5%	637	1.5%	1,693	1.4%	1,896	1.4%
Marketing programs	321	0.8%	486	1.1%	1,105	0.9%	2,010	1.5%
Other costs	2,277	5.8%	3,058	7.2%	7,302	6.0%	8,826	6.7%
Total sales and marketing	$8,731	22.4%	$10,363	24.3%	$28,356	23.3%	$31,545	24.0%
Our sales and marketing expense decreased in aggregate dollars and decreased as a percentage of total revenue for the three and nine months ended September 30, 2014 versus the comparable 2013 periods, primarily as a result of the following:

•	decreased payroll and related employee costs primarily due to reduced sales personnel and lower variable compensation;

•	decreased marketing and public relations spending; and

•	decreased other costs primarily related to employee events, subscription based services, and travel related expenses.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Payroll and related employee costs	$4,060	10.4%	$4,007	9.4%	$11,422	9.4%	$12,538	9.6%
Share-based compensation	382	1.0%	495	1.2%	1,102	0.9%	1,569	1.2%
Other costs	1,072	2.7%	921	2.2%	2,427	2.0%	2,707	2.1%
Total research and development	$5,514	14.1%	$5,423	12.7%	$14,951	12.3%	$16,814	12.8%
Our research and development expense increased in aggregate dollars and as a percentage of total revenue for the three months ended September 30, 2014 versus the comparable 2013 period, primarily as a result of an increase in consulting services included in other costs.
For the nine months ended September 30, 2014, our research and development expense decreased in aggregate dollars and as a percentage of total revenue versus the comparable 2013 period primarily due to the following:

•	decreased payroll and related employee costs due to lower average salaries and transitioning of our network and software engineering work to lower cost locations; and

•	decreased other costs primarily due to lower travel costs, reduced fees and licenses and lower professional fees.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $825 and $2,868, or 2.1% and 2.4% of revenue, for the three and nine months ended September 30, 2014, respectively. versus $1,433 and $4,325, or 3.4% and 3.3% of revenue, for the comparable 2013 periods, respectively. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations and has decreased due to the sale of our WCM business in December 2013.

Interest Expense
Interest expense was $7 and $26 for the three and nine months ended September 30, 2014, respectively, versus $15 and $64 for the comparable 2013 periods. Interest expense is primarily comprised of interest paid on capital leases.
As of September 30, 2014, with the exception of our capital leases, we had no outstanding credit facilities.
Interest Income
Interest income was $66 and $203 for the three and nine months ended September 30, 2014, respectively, versus $89 and $238 for the comparable 2013 periods. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income was $1,192 and $1,014 for the three and nine months ended September 30, 2014, respectively, compared to other expense of $557 for the three months ended September 30, 2013 and other income of $154 for the nine months ended September 30, 2013. For the three and nine months ended September 30, 2014, other income consists primarily of foreign currency transaction gains and losses, the working capital adjustment associated with the sale of our WCM business, and the gain on sale of assets. For the three and nine months ended September 30, 2013, other expense consists primarily of foreign currency transaction gains and losses.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from continuing operations for the three and nine months ended September 30, 2014 was $98 and $181, respectively, versus $197 and $328 for the comparable 2013 periods. Income tax expense on loss from continuing operations before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Income from Discontinued Operations
Discontinued operations relate to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG FastChannel, Inc. (currently Digital Generation, Inc. or (DG). During the three months ended June 30, 2014, we received approximately $414 from DG for the previously written-off receivable. We recorded $269, ($414 cash received, net of tax of $145), as income from discontinued operations during the second quarter of 2014. During the three months ended September 30, 2014, we recorded $4 (net of tax) of expense related to discontinued operations.
Liquidity and Capital Resources
As of September 30, 2014, our cash, cash equivalents and marketable securities classified as current totaled $101,256. Included in this amount is approximately $17,580 of cash and cash equivalents held outside the United States that would be subject to withholding taxes upon repatriation.
The major components of changes in cash flows for the nine months ended September 30, 2014 and 2013 are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities was $1,005 for the nine months ended September 30, 2014 versus $6,538 for the comparable 2013 period, a decrease of $5,533. Changes in operating assets and liabilities of ($2,048) during the nine months ended September 30, 2014 versus $4,076 in the comparable 2013 period were primarily due to:

•	accounts receivable increased $1,496 during the nine months ended September 30, 2014 due to the timing of billings net of collections as compared to a $177 decrease in the comparable 2013 period;

•
prepaid expenses and other current assets increased $1,045 during the nine months ended September 30, 2014 versus a decrease of $1,930 for the comparable 2013 period due to the timing of amortization of prepaid bandwidth expenses;

•	accounts payable increased $4,762 during the nine months ended September 30, 2014 versus an increase of $1,102 for the comparable 2013 period due to timing of vendor payments;

•
deferred revenue decreased $893 during the nine months ended September 30, 2014 versus an increase of $256 for the comparable 2013 period due to changes in WCM deferred revenue balances in the prior period; and

•
other current liabilities decreased $3,663 during the nine months ended September 30, 2014 versus a decrease of $436 for the comparable 2013 period primarily due to the application of customer deposits to their receivable balances.

Investing Activities
Net cash used in investing activities was $15,689 for the nine months ended September 30, 2014 versus $27,051 for the comparable 2013 period. Net cash used in investing activities during the nine months ended September 30, 2014 and 2013 primarily relate to purchase of short-term marketable securities, and capital expenditures primarily for computer equipment associated with the continued build-out and expansion of our global computing platform.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the nine months ended September 30, 2014, we made capital expenditures of $13,984, which represented approximately 12% of our total revenue.
Financing Activities
Net cash used in financing activities was $3,400 for the nine months ended September 30, 2014 versus $8,916 for the comparable 2013 period. Net cash used in financing activities in the nine months ended September 30, 2014 related to cash paid for the repurchase of our common stock of $2,500, payments of employee tax withholdings related to restricted stock units of $1,455, and payments made on our capital lease obligations of $412, offset by cash received from the exercise of stock options and our employee stock plan of $967.
Net cash used in financing activities in the nine months ended September 30, 2013 related to payments made for the purchase of our common stock under our stock repurchase plans of $5,512, payments of employee tax withholdings related to restricted stock units of $2,309 and payments made on our capital lease obligations of approximately $1,124.
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the nine months ended September 30, 2014 and as of October 31, 2014, we have purchased and canceled approximately 947 shares. All repurchased shares were canceled and returned to authorized but unissued status. As of September 30, 2014, we have $12,509 remaining under this share repurchase authorization.
As of September 30, 2014, we had no outstanding debt other than the aforementioned capital leases.
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

The following table presents our contractual obligations and commercial commitments, as of September 30, 2014 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
Contractual obligations as of September 30, 2014	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$17,007	$13,053	$3,494	$460	$—
Rack space leases	26,735	19,622	6,908	205	—
Real estate leases	13,624	3,641	5,293	3,680	1,010
Total operating leases	57,366	36,316	15,695	4,345	1,010
Capital leases	435	238	197	—	—
Other purchase obligations	954	603	351	—	—
Total commitments	$58,755	$37,157	$16,243	$4,345	$1,010
Off Balance Sheet Arrangements
As of September 30, 2014, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2013 and the nine months ended September 30, 2014 would have been higher by approximately $3,059 and $2,371, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended September 30, 2014 and 2013, sales to our top 10 customers accounted for approximately 37% and 36%, respectively, of our total revenue. During the three months ended September 30, 2014 and 2013, we had no customer who represented 10% or more of our total revenue.
For the nine months ended September 30, 2014 and 2013, sales to our top 10 customers accounted for approximately 38% and 35%, respectively, of our total revenue. During the nine months ended September 30, 2014, we had no customer who represented 10% or more of our total revenue. During the nine months ended September 30, 2013, Netflix represented approximately 12% of our total revenue. In the past, the customers that comprised our top 10 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
 On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in the case. The Court of Appeals stated that the trial court correctly determined we did not directly infringe Akamai’s ’703 patent and upheld the trial court’s decision to vacate the original jury’s damages award. The Court of Appeals also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Court of Appeals’ new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Court of Appeals decision. Akamai then filed a cross petition for consideration of the Court of Appeals standard for direct infringement followed by an opposition to our petition. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. On June 2, 2014, the Supreme Court issued its decision and reversed the Federal Circuit's decision, remanding the case back to that court. On July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original Court of Appeals panel for further proceedings. The Federal Circuit heard arguments on September 11, 2014. We do not believe an ultimate loss is probable. We will continue to vigorously defend against the allegation; however, we cannot provide any assurance that the lawsuit ultimately will be resolved in our favor. An adverse ruling could seriously impact our ability to conduct significant portions of our business and to offer certain of our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. In light of the status of the litigation, we believe that there is a reasonable possibility that we have incurred a loss related to the Akamai litigation. While we believe that there is a reasonable possibility that a loss has been incurred, we are not able to estimate a range of the loss due to the complexity and procedural status of the case and do not believe a loss is probable therefore, no provision for this lawsuit is recorded in our consolidated financial statements.
In the ordinary course of our business, we are also involved in a number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. With respect to pending legal actions to which we are a party, although the outcomes of these actions are not generally determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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
Our primary competitors for the other service offerings of our Orchestrate Platform include Brightcove, Ooyala (recently acquired by Telstra), Fastly, Highwinds, Yotta, as well as open source product such as Kaltura. However, the competitive landscape is different from content delivery in this area in that the process of changing vendors can be more costly and complicated for the customer, which could make it difficult for us to attract new customers and increase our market share. If we are unable to increase our customer base and increase our market share, our business, financial condition and results of operations may suffer.
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
Some of our customers will not be successful in selling advertising, subscriptions, or otherwise monetizing the content we deliver on their behalf and consequently may not be successful in creating a profitable business model. This will result in some of our customers discontinuing their Internet or web-based business operations and discontinuing use of our services and solutions. Further, weakness and related uncertainty in the global financial markets and economy - which has included, among other things, reductions in available capital and liquidity from banks and other providers of credit, fluctuations in equity and currency values worldwide and concerns that portions of the worldwide economy may be in a prolonged recessionary period - may materially adversely impact our customers’ access to capital or willingness to spend capital on our services or, in some cases, ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws or simply go out of business. This uncertainty may also impact our customers’ levels of cash liquidity, which could affect their ability or willingness to timely pay for services that they will order or have already ordered from us. From time to time we discontinue service to customers for non-payment of services. We expect further customers may discontinue operations or not be willing or able to pay for services that they have ordered from us. Further loss of customers may adversely affect our financial results.
Rapid increase in the use of mobile and alternative devices to access the Internet present significant development and deployment challenges.
The number of people who access the Internet through devices other than PCs, including mobile devices, game consoles and television set-top devices, has increased dramatically in the past few years. The capabilities of these devices are advancing dramatically and the increasing need to provide a high quality video experience will present us and other providers with significant challenges. If we are unable to deliver our service offerings to a substantial number of alternative device users and at a high quality, or if we are slow to develop services and technologies that are more compatible with these devices, we may fail to capture a significant share of an increasingly important portion of the market. Such a failure could limit our ability to compete effectively in an industry that is rapidly growing and changing.
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
On August 31, 2012, the Court of Appeals for the Federal Circuit issued its opinion in Akamai Technologies, Inc. v. Limelight Networks, Inc. The court stated that the trial court correctly determined that we did not directly infringe Akamai’s ’703 patent, and as such it upheld the trial court’s decision to vacate the original jury’s damages award. The court also held that we did not infringe Akamai’s ’413 or ’645 patents. However, a slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the court’s new legal standard. We filed a petition to appeal this sharply divided Court of Appeals decision to the Supreme Court. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. On June 2, 2014, the Supreme Court issued its decision and reversed the Federal Circuit's decision, remanding the case back to that court. On July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original Court of Appeals panel for further proceedings. The Federal Circuit heard arguments on September 11, 2014. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.
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
Companies, organizations or individuals, including our competitors and non-practicing entities (sometimes referred to as NPEs), may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, many of our agreements with customers require us to indemnify customers for third-party intellectual property infringement claims against them. Pursuant to such agreements, we may be required to defend such customers against certain claims which could cause us to incur additional significant costs. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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
Certain of our service offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable. Certain open-source code is governed by license agreements, the terms of which could require users of such open-source code to make any derivative works of such open-source code available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or features or taking other actions that could divert resources away from our development efforts.
In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear. We periodically review our compliance with the open-source licenses we use and do not believe we will be required to make our proprietary software freely available. However, if a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make some components of our software available at no cost.
If we fail to manage future growth effectively, we may not be able to market and sell our services successfully.
Our future operating results depend to a large extent on our ability to successfully manage our operations. For example, we must be effective in training new sales personnel in our offerings to become productive and generate revenue, forecasting revenue, controlling expenses and investments in anticipation of expanded operations, implementing and enhancing our global network and administrative infrastructure, systems and processes, addressing new markets, and expanding our international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. Sales to our top 10 customers in 2013 accounted for approximately 35% of our total revenue. During 2013, we had one customer, Netflix that represented approximately 11% of our total revenue. For the nine months ended September 30, 2014, sales to our top 10 customers accounted for approximately 38% of our total revenue. During the nine months ended September 30, 2014, we had no customer who represented 10% or more of our total revenue. Large customers may not continue to be as significant going forward as they have been in the past.
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
In addition to adding new customers, to increase our revenue, we must sell additional services to existing customers and encourage existing customers to increase their usage levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new customers. We sell our services pursuant to service agreements that generally include some form of financial minimum commitment. Our customers have no obligation to renew their contracts for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. Aside from minimum financial commitments, customers are not obligated to use our services for any particular type or amount of traffic. These facts, in addition to the changing competitive landscape in our market, means that we cannot accurately predict future customer renewal rates or usage rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

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
It also is an important component of our growth strategy to market our services and solutions to particular industries or market segments. As an organization, we may not have significant experience in selling our services into certain of these markets. We have only recently begun a number of these initiatives, and our ability to successfully sell our services into these markets to a meaningful extent remains unproven. If we are unsuccessful in such efforts, our business, financial condition and results of operations could suffer.
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

•
the occurrence of significant events in a particular period that result in an increase in the use of our content delivery and other Orchestrate Platform services, such as a major media event or a customer’s online release of a new or updated video game or operating system;

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
Since 2006, we have been profitable only one year, which was as a result of a reversal of a significant reserve for litigation. Our adoption of ASC 718 in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit grants. Also, we have incurred, and may continue to incur significant costs associated with litigation. Our share-based compensation expense and any material ongoing litigation costs could adversely affect our ability to achieve and maintain profitability in the future.
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
As of September 30, 2014, we had a goodwill balance of $76,583, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Our content delivery and other Orchestrate Platform services are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global network infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our solutions and services, the more resources we will need to invest in additional infrastructure and support. Further, as a result of our on-going litigation in the Akamai Technologies, Inc. v. Limelight Networks, Inc. lawsuit we made significant investment in designing and implementing changes to our network architecture in order to implement our content delivery services in a manner we believe does not infringe the claims of Akamai’s ’703 patent as alleged in the February 2008 trial. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead us to lose current and potential customers. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.
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
Our content delivery services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other online content to end-users. Some operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks by restricting or prohibiting the use of their networks to support or facilitate our services, or by charging increased fees to us, our customers or end-users in connection with our services. A United States Court of Appeals ruling struck down FCC regulations that prohibited phone and cable companies from discriminating among content producers in delivering data over their networks. As a result, our customers could experience increased cost or slower data on these third-party networks.  If we or our customers experience increased cost in delivering content to end users as a result of this ruling, or otherwise, or if end users perceive a degradation of quality, our business and that of our customers may be significantly harmed. This or other types of interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, thereby harming our revenue and growth.
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
Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as Adobe Flash, was limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery and other Orchestrate Platform services would decline by customers using these formats. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.
As part of our business strategy, we may acquire businesses or technologies and may have difficulty integrating these operations.
We have completed a number of business acquisitions and may seek to acquire businesses or technologies that are complementary to our business in the future. Acquisitions are often complex and involve a number of risks to our business, including the difficulty of integrating the operations, services, solutions and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, the possibility that our business culture and the business culture of the acquired companies will not be compatible, the difficulty of incorporating or integrating acquired technology and rights with or into our other services and solutions, expenses related to the acquisition and to the integration of the acquired companies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks related to the businesses of acquired companies that may continue to impact the businesses following the merger and potential unknown liabilities associated with acquired companies. Any inability to integrate services, solutions, operations or personnel in an efficient and timely manner could harm our results of operations.
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
As a public company, we have incurred, and will continue to incur, significant expenses, including increased accounting, legal and other professional fees, insurance premiums, investor relations costs, and costs associated with compensating our independent directors. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Global Select Market, impose additional requirements on public companies, including requiring changes in corporate governance practices. For example, the listing requirements of the Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. These rules and regulations could also make it more difficult for us to identify and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
As of September 30, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding common stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’

ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities
The following is a summary of our repurchases of common stock during the three months ended September 30, 2014 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, - July 31, 2014	447,269	$2.83	447,269	$12,509
August 1, - August 31, 2014	—	$—	—	$12,509
September 1, - September 30, 2014	—	$—	—	$12,509
	447,269	$2.83	447,269
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

LIMELIGHT NETWORKS, INC.

Date:	November 10, 2014	By:	/S/ PETER J. PERRONE
Peter J. Perrone Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)