Form 10-K
period 2014-12-31
Limelight Networks, Inc.
filed 2015-02-17
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $177.2 million based on the last reported sale price of the common stock on the Nasdaq Global Select Market on June 30, 2014.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 10, 2015: 98,309,471 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2014

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
PART I
Item 1.        Business
Overview
Limelight operates a globally distributed, high-performance, computing platform (our global network) and provides a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration, and cloud storage services. These four primary service groups work collectively to enable organizations to deliver digital content to any device, anywhere in the world and are collectively referred to as the Limelight Orchestrate Platform (the Orchestrate Platform).
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
We are a Delaware corporation formed in 2001. Our principal executive offices are located at 222 South Mill Avenue, 8th Floor, Tempe, Arizona 85281, and our main telephone number is (602) 850-5000. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. We began international operations in 2004. As of December 31, 2014, we had approximately 1,095 active customers and had a presence in approximately 53 countries throughout the world. As used herein, “Limelight,” “we,” “us,” “our” and "the Company" refer to Limelight Networks, Inc. and its subsidiaries, unless the context indicates otherwise.
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
Five Trends Driving Internet Congestion
We have identified five trends that point to an Internet of the future in which congestion may cause outages and prevent organizations from delivering the highest quality digital experiences. In this situation, the need and demand for private, global networks to deliver digital content become important. These trends are:

•
Improved Video Quality. Consumers are continuing to consume online streaming video in record numbers. As the 2014 world cup demonstrated and online providers, such as YouTube, demonstrate, online video is rapidly growing towards becoming a primary method by which users consume video content, whether it’s via their personal computers (PCs), smartphones, tablets, or connected televisions. Yet, consumers continue to expect the same quality experience online as they would have in viewing a television. To keep up with the consumer expectations, organizations have been forced to increase quality to provide a “broadcast-like” experience. For example, with the recent advent of 4K resolution devices, several large-scale online video providers are already streaming in this new format that requires, in most cases, four times the bandwidth of a traditional high definition stream. We believe that as more content is made available in 4K resolution (coupled with increasing sales of 4K-ready devices like televisions), more consumers will want to consume the higher-quality content, resulting in increased strain on Internet architecture and infrastructure.

•
Growth of digital downloads. With the growing availability of higher bandwidth connections to connected devices, consumers are becoming more accustomed to making purchases of movies, music, games, and applications digitally from a variety of retailers. As a result, consumers accept larger download sizes. For example, recent releases of popular games have topped 50 gigabytes (GBs) in size. As digital purchases of massive files increases, we believe that this will cause more strain on the Internet’s infrastructure resulting in additional pressure on organizations and service providers to take steps to avoid congestion, latency, lengthening download times, and increasingly interrupted downloads, all of which we believe would undermine an organization’s ability to deliver the best possible digital experience.

•
Shift to over the top technology (OTT) and television everywhere (TVE). Recent service provider announcements of services for cord-cutters coupled with broadcasters and other content providers announcing plans to provide content directly to consumers illustrates the shift towards internet protocol television (IPTV) OTT, and consumer demand for online streaming services. As day-to-day consumption of video content shifts to Internet-based delivery (either via OTT or TVE), we believe this will put an increasing strain on the Internet putting additional pressure on organizations and service providers to take steps to protect the quality of the end-user experience as this increasing segment of traffic competes with other Internet activities, such as browsing websites and downloading digital content.

•
The Internet of Things. Connected devices communicate with each other and with server-based resources via the Internet. Although it is unclear as to how much bandwidth this “background communication” will consume, as more devices become connected and begin communicating with each other and other resources, this traffic will compete with other Internet traffic such as streaming video and digital downloads. We believe that the Internet of Things may complicate an organization’s ability to utilize the Internet to deliver high quality digital experiences.

•
Webpage size. In our recent annual study, The State of the User Experience, over 1000 surveyed respondents indicated that performance of a website was the most important aspect in satisfaction with a digital experience. According to the HTTPArchive, as of July 2014, the top 1000 websites had surpassed 1600K (1.6mb) in average size. This increasing webpage size demonstrates that organizations are building more complex, interactive, and engaging digital experiences. We believe that larger websites will become the norm as consumer bandwidth increases. We believe, through a highly congested Internet, these websites will become increasingly harder to deliver at the level of performance that users expect.

Six Trends Illustrating Consumer Demand for Digital Content
The Internet is key for today’s digital business. Hyper text transfer protocol (HTTP) and other Internet protocols are critical to enabling organizations to digitize their business processes and operations as well as provide the kinds of experiences that consumers around the globe have come to expect across web, mobile, social, and large screen channels. We believe there are six trends that illustrate a demand for digital content, contribute to the overall usage of the Internet, increase potential congestion, and punctuate the need for a private, global network to meet the level of performance that users expect. We believe these trends are:

•
The continued growth of online video. Consumers are increasingly demanding and consuming, and publishers are increasingly making available for these consumers, video, music, and other forms of rich media over the Internet. In particular, we anticipate that consumer demand for online video will continue to grow rapidly. This anticipation is supported by Cisco’s annual report of Internet traffic and consumer behavior that predicts by 2017, over 70% of Internet traffic will be online video. Based on this trend, we expect that businesses will continue to incorporate video into their digital marketing efforts as a way to further differentiate their message from competitors and generate new opportunities for engagement. This anticipation is further supported by a report from BI Research finding that video ad revenue will increase at a three-year compound annual growth rate (CAGR) of 19.5% through 2016. KPCB analyst Mary Meeker’s 2014 Internet Trends report shows video consumption on mobile devices is also growing rapidly.

•
Mobile First. We believe that mobile is becoming increasingly important as a primary method users use to interact with online content, a position supported by Google’s 2012 “The Multi-Screen World” study that among other things, concluded that consumers typically utilize four devices every day to consume content-smartphones, tablets, PCs, and TVs. The study further indicated that consumers start many activities on their mobile devices and finish them on larger screens. KPCB analyst Mary Meeker’s 2014 Internet Trends report also shows that between 2013 and 2014 mobile usage for accessing the web in some countries doubled as a percentage of overall web access with clear growth in all regions around the globe. Ultimately, mobile devices enable consumers to remain connected and engaged with an organization’s story when they are away from their primary computers or TVs and it’s clear that consumers are employing these devices more often to do so. But in order for those consumers to remain engaged, the experience must be consistent across devices. An organization’s dynamic content and video has to be accessible regardless of device and provide the same engagement and interaction with those users. These findings were further supported by Nielsen Research’s 2014 digital-consumer-report.

•
The continued migration of information technology (IT) services into the cloud. Enterprises may seek to decrease infrastructure expenditures by moving to a “cloud-based” model in which application delivery and storage are available on-demand and paid for on an as-needed basis. We anticipate that the core cloud computing market will continue to grow at a rapid pace as the cloud increasingly becomes a mainstream IT strategy embraced by corporate enterprises and government agencies. This core market includes platform-as-a-service (PaaS) and infrastructure-as-a-service (IaaS) offerings, as well as the cloud-delivered software used to build and manage a cloud environment.

•
Increasing user expectations for digital experience performance. Websites are becoming increasingly complex and large while user expectations for website performance are becoming more demanding, a situation that we explored in our annual State of the User Experience report that explores consumer feelings and expectations around digital experiences. We anticipate that these demanding consumer expectations will drive a continued need for website and web application acceleration services. The combination of performance expectation coupled with multi-device delivery creates a considerable challenge for most organizations.

•
Increasing need for scalable storage. According to International Data Corporation, the amount of data created each year has grown rapidly and from 2013 to 2020, the digital universe will grow by a factor of 10, more than doubling every two years. We believe this rapid growth in data production will create demand for flexible and scalable storage mechanisms to support growing libraries of digital content. We anticipate the need for digital content storage to increase because of the growing demand for video and other types of digital content as well as other trends like the continued migration of IT services into the cloud.

•
The evolution of digital marketing. As the global online economy has continued to expand and grow, it has become increasingly difficult for businesses to capture consumer attention. Because of this difficulty, we anticipate that marketing will continue to evolve from broadcast advertising and other marketing messages to engaging with users through conversations associated with content in a variety of places including websites and social networks. We believe this kind of engagement requires that content be increasingly comprised of video and rich media, and be delivered in a manner that meets the high user expectations for the delivery and responsiveness of digital experiences.
Requirements for delivering effective digital experiences
We believe that the challenges of delivering digital content, particularly related to rich media, dynamic content, and applications over the Internet to a wide variety of mobile and connected devices, have created a new set of technical, management, and economic requirements for organizations seeking to succeed in the online economy. We believe those requirements include the following:

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

•
Ability to scale capacity to handle rapidly accelerating demand. Online businesses must scale delivery of their web presence smoothly as the quantity of their site visitors or audience increases to avoid delays for users. When a large number of users simultaneously access a particular digital content asset like a website or video, the operator must be able to meet that surge in demand without making users wait. Rapidly accelerating demand can be related to a single event, such as a breaking news story or seasonal shopping, or can be spread across an entire library of content, such as when a social media website surges in popularity. The continued increase in video and other rich media consumption, and the growing size of digital content objects, contributes to concerns that Internet bandwidth may be supply constrained in the future.

•
Ability to easily publish and deliver online video. As the consumer demand for online video grows, businesses and organizations may be required to adopt video into their marketing messages. However, there are a host of complexities involved in developing and implementing a “video publishing workflow.” Businesses will require intuitive tools that will enable them to manage their video portfolio, and quickly and efficiently publish and deliver their video content at scale with quality performance. Additionally, businesses will require that video content can be converted automatically for quality playing on any mobile device with the opportunity to integrate advertisements into on-demand assets.

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

•
Reliability and Consistency. Throughout the path data must traverse to reach a user, problems with the underlying infrastructure supporting the Internet can occur. For example, servers can crash or network connections can fail. Network, datacenter, or service provider outages can mean frustrated users, lost audiences, and missed revenue opportunities. Businesses require a massively redundant network that they can rely on to ensure a reliable and consistent delivery of their digital experiences.

•
Security. Maintaining effective security is a challenge for any enterprise that operates an Internet presence. Threats, denial of service attacks, viruses, and piracy can impact online web presence in many ways, including compromising personal and sensitive information, loss of customer trust and loyalty, loss of revenue, and negative publicity and brand reputation. Businesses require services that employ a number of software and network features to mitigate the risk of unauthorized access to content and network-related attacks against web properties, digital content, and applications. In 2014, there were a number of high profile security incidents that continue to raise the awareness, and strategic importance of security in our industry.

Our Services
We believe our integrated suite of services coupled with our global network are responsive to the trends that are driving Internet growth and address the requirements for delivering effective digital experiences. Our primary services include the following:

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

Our Solutions
In addition to marketing our core suite of services, we continue to develop and launch prepackaged solutions that help organizations tackle workflow-related challenges in delivering digital content to their customers. These solutions integrate multiple Orchestrate services with documented “reference architectures” that align to specific use cases and industries. Our solutions include the following:

•	Enterprise Web addresses the complexities of delivering high performing website content globally to any device.

•	Media and Broadcasters addresses the complexities of publishing and delivering digital video content to global audiences on any devices.

•	Gaming addresses the complexities of distributing, promoting, and updating video games across PC, consoles, and mobile devices.
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

We have begun to expand our architecture through the use of “smart pops.” These smaller pops are less dense than our traditional densely-configured metro pops and are designed to be quickly and more cost-effectively deployed within existing networks. In addition, we continue to explore and implement ways to improve throughput and efficiency of our infrastructure through the use of advanced technologies that help us deliver more content, more quickly, for less cost.
Segment and Geographic Information
We operate in one industry segment, providing content delivery and related services and solutions for global businesses to help them deliver their digital content across Internet, mobile, and social channels. We operate in three geographic areas - Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific. For the years ended December 31, 2014, 2013, and 2012, approximately 38%, 31%, and 30%, respectively, of our total revenue was derived from our operations outside the Americas. For the years ended December 31, 2014, 2013, and 2012, we derived approximately 55%, 57%, and 57%, respectively of our international revenue from EMEA and approximately 45%, 43%, and 43%, respectively, of our international revenue from Asia Pacific. During 2014 and 2012, we had two countries, Japan and the United States that represented more than 10% of our total revenues. During 2013, no single country outside of the United States accounted for 10% or more of our total revenues. For a description of risks attendant to our foreign operations, see the section titled “Risk Factors” set forth in Part 1, Item 1A of this annual report on Form 10-K. For more segment and geographic information, including revenue from customers, a measure of profit or loss, and total assets for each of the last three fiscal years, see our Consolidated Financial Statements included in this annual report on Form 10-K, including Note 21 thereto.
Sales, Service and Marketing
Our sales and service professionals are located in six offices in the United States with an additional eleven office locations in EMEA and Asia Pacific. We target media, high tech, software, gaming, enterprise, and other organizations for which the delivery of digital content is critical to the success of their business.
Our sales and service organization includes employees in telesales and field sales, professional services, account management, and solutions engineering. As of December 31, 2014, we had approximately 119 employees in our sales organization. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train, and retain sufficient sales, technical, and global services personnel, and how well we establish and maintain our distribution and reseller relationships. We believe that the complexity of our services will continue to require highly trained global sales and services personnel.
To support our sales efforts and promote the Limelight brand, we conduct marketing programs. Our marketing strategies include an active public relations campaign, advertisements, events and trade shows, strategic alliances, and on-going customer communication programs. As of December 31, 2014, we had 23 employees in our global marketing organization.
Customers
Our customers operate in the media, entertainment, gaming, software, enterprise, and other sectors. As of December 31, 2014, we had approximately 1,095 active customers worldwide, including many widely recognized names in the fields of video, digital music, news media, games, rich media applications, and software delivery. During 2014, some of our most notable customers included ABC, Amazon, Apple, BBC, Bell Canada, Ciena, Fasig Tipton, NetApp, MLB, Middle East Broadcasting Company, NBC, NFL, Microsoft, Netflix, Nintendo Wii, Nissan, QVC, Sony, Swiss Re and Yahoo!
For the year ended December 31, 2014, we had no customer who accounted for 10% or more of our total revenue. During 2013 and 2012, we had one customer, Netflix who accounted for approximately 11% of our total revenue. In the past, the customers that comprise our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
We believe our integrated suite of services and solutions supported by our global network compete effectively in digital content delivery and provide a competitive advantage in that our integrated suite coupled with our global network help obviate the need for customers to seek and manage multiple vendors who provide multiple point solutions. We also believe the combination of cloud-based software and infrastructure/bandwidth associated with the physical global network solve multiple challenges for customers by removing the need to install, manage, or provision software and hardware to satisfy the requirements for storing and delivering digital content.
We believe our future success will depend on our ability to continue to enhance the performance, integration, and functionality of our existing suite of services and of our global network, and on our ability to add additional services and functionality to meet the market’s increasing expectations regarding digital content delivery and consumer engagement.
The global digital content delivery market is fragmented, but we face primary competition from Akamai, and to a lesser extent, Level 3 Communication. Other competitors in the market include Amazon, CDN Networks, ChinaCache, and Edgecast, who was acquired by Verizon in 2014.
The principal methods of competition in this market include scale, performance, service, ease of use, product features, and price. We believe we are competitive in scale, performance, and price, while focusing on rapid improvements in service and ease of use. Product feature competition is heated, requiring continuous investment in innovation.
Research and Development
Our research and development organization is responsible for the design, development, testing, and certification of the software, hardware, and network architecture of our global network and support of our content delivery and other Orchestrate Platform solutions. As of December 31, 2014, we had 151 employees in our research and development group. Our research and development personnel are primarily located in San Francisco, California; Boston, Massachusetts; Grand Rapids, Michigan; New York, New York; Seattle, Washington; Tel Aviv, Israel; Lviv, Ukraine and at our headquarters in Tempe, Arizona. Our engineering efforts support product development across all of our service areas, as well as innovation related to the global network itself. We test our services to ensure scalability in times of peak demand. We use internally developed and third-party software to monitor and to improve the performance of our network in the major Internet consumer markets around the world where we provide services for our customers. Our research and development expenses were $20,965, $22,003 and $20,182 in 2014, 2013 and 2012, respectively, including stock-based compensation expense of $1,477, $2,256, and $2,743 in 2014, 2013, and 2012, respectively.

Intellectual Property
Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations, and contractual protections.
As of December 31, 2014, we had received 113 patents in the United States, expiring between 2023 and 2034, the Patent and Trademark Office had allowed four more U.S. applications, and we had 57 U.S. patent applications pending. We have 18 issued patents in foreign countries. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.
As of December 31, 2014, we had received five trademarks in the United States. Our name, Limelight Networks, has been filed for multiple classes in the United States, Australia, Canada, the European Union, India, Japan, South Korea and Singapore. We have seven pending trademark applications in foreign countries, and 22 non United States trademarks registered. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.
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
During 2014 we were party to a lawsuit alleging aspects of our content delivery network infringed upon third party patent rights. More information about this case, Akamai Technologies, Inc. vs. Limelight Networks, Inc., is described in further detail under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K. We have been the target of intellectual property infringement claims in the past and may be the target of such claims by third parties in the future.
Employees
As of December 31, 2014, we had 520 employees. Of these employees, 387 are based in the Americas, 96 are based in EMEA and 37 are based in Asia Pacific. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive.
Executive Officers of the Registrant
Our executive officers and their ages and positions as of February 1, 2015 are as follows:

Name	Age	Position
Robert A. Lento	53	President, Chief Executive Officer and Director
Peter J. Perrone	47	Senior Vice President, Chief Financial Officer and Treasurer
Philip C. Maynard	60	Senior Vice President, Chief Legal Officer and Secretary
Charles Kirby Wadsworth	58	Chief Marketing Officer
George E. Vonderhaar	54	Chief Sales Officer
Sajid Malhotra	51	Senior Vice President, Strategy, Facilities, Investors Relations and Procurement

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
Sajid Malhotra has served as our Senior Vice President, Strategy, Facilities, Investor Relations and Procurement since March 2014. Prior to joining us, from September 2012 to March 2013, Mr. Malhotra was an independent consultant focused on strategic and financial consulting, communication and value creation. Prior to that, from 2006 to 2012, Mr. Malhotra was the Senior Vice President of Strategy, Marketing and Mergers and Acquisitions for Convergys Corporation. Prior to joining Convergys, Mr. Malhotra held several senior executive positions with NCR Corporation and AT&T. Mr. Malhotra earned his bachelor’s degree in computer science and a master’s degree of business administration in finance from PACE University in New York.

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
A significant portion of our revenue is derived collectively from our video content management services, performance services for website and web application acceleration, and cloud storage services. These services tend to have higher gross margins than our content delivery services. We do not have a long history of offering these services, and we may not be able to achieve the growth rates in such services revenue that we or our investors expect or have experienced in the past. There are numerous companies that compete in providing these services, and many of these companies have greater financial and sales resources than we do. We may not be successful in competing against current and new providers of these services. If we are unable to achieve the growth rates in revenue that we expect for these service offerings, our revenue and operating results could be significantly and negatively affected.
If we are unable to develop new services and enhancements to existing services or fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.
The market for our Orchestrate Platform services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to understand user preferences or predict industry changes, and modify our solutions and services on a timely basis or develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute our technology initiatives successfully because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. As prices for content delivery services fall, we will increasingly rely on new product offerings and other Orchestrate Platform service offerings to maintain or increase our gross margins. Failures in execution, delays in bringing new or improved products or services to market, failure to effectively integrate service offerings or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.

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
Many of our significant current and potential customers are pursuing emerging or unproven business models, which, if unsuccessful, or ineffective at monetizing delivery of their content, could lead to a substantial decline in demand for our content delivery and other Orchestrate Platform services.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. Sales to our top 20 customers in 2014 accounted for approximately 50% of our total revenue. During 2014, we had no customer who represented 10% or more of our total revenue. Large customers may not continue to be as significant going forward as they have been in the past.
In the past, the customers that comprised our top 20 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.
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
As of December 31, 2014, we had a goodwill balance of $76,133, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
International operations are subject to significant additional risks not generally faced in our domestic operations, including, but not limited to, risks relating to legal systems that may not adequately protect contract and intellectual property rights, policies and taxation, the physical infrastructure of the country, as well as risks relating to potential political turmoil and currency exchange controls.  There can be no assurance that these international risks will not materially adversely affect our business. For example, our operations include software development and quality assurance activities in Ukraine, which is currently experiencing a period of social unrest.  Should there be significant productivity losses, or if we become unable to conduct operations in Ukraine in the future, and our contingency plans are unsuccessful in addressing the related risks, our business could be adversely affected.
We are subject to the effects of fluctuations in foreign exchange rates, which could affect our operating results.
The financial condition and results of operations of our operating foreign subsidiaries are reported in the relevant local currency and are then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated U.S. dollar financial statements. Also, although a large portion of our customer and vendor agreements are denominated in U.S. dollars, we may be exposed to fluctuations in foreign exchange rates with respect to customer agreements with certain of our international customers. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. In addition to currency translation risk, we incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than the relevant local currency. Given the volatility of exchange rates, we may be unable to manage our currency transaction risks effectively. Currency fluctuations could have a material adverse effect on our future international sales and, consequently, on our financial condition and results of operations.
Internet-related and other laws relating to taxation issues, privacy, data security and consumer protection and liability for content distributed over our network, could harm our business.
Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our customers, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the Internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our customers, may become subject to increased taxation, which could harm our financial results either directly or by forcing our customers to scale back their operations and use of our services in order to maintain their operations. Also, the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Act”), and the regulations promulgated by the Federal Communications Commission under Title II of the Act, may impose obligations on the Internet and those participants involved in Internet-related businesses. In addition, the laws relating to the liability of private network operators for information carried on, processed by or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our customers deliver. If we need to take costly measures to reduce our exposure to the risks posed by laws and regulations that apply to communications and commerce conducted over the Internet, or are required to defend ourselves against related claims, our financial results could be negatively affected.
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
•variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	commencement or resolution of, our involvement in and uncertainties arising from, litigation, particularly our current litigation with Akamai and MIT;
•recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;
•developments or disputes concerning our intellectual property or other proprietary rights;
•the gain or loss of significant customers;
•market conditions in our industry, the industries of our customers and the economy as a whole; and
•adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
As of December 31, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding common stock, including approximately 31% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our global corporate headquarters is located in approximately 64,000 square feet of leased office space in Tempe, Arizona. We also lease space for a data center and warehouse in Phoenix, Arizona. We lease offices in several other locations in the United States, including in or near San Francisco, California; Boston, Massachusetts; New York, New York; Grand Rapids, Michigan and Seattle, Washington. We also lease offices in Europe and Asia in or near London, England; Paris, France; Munich, Germany; Lviv, Ukraine; Tokyo, Japan; and Seoul, Korea. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.
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
The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on The Nasdaq Global Select Market:

	High	Low
2013:
First Quarter	$2.52	$2.03
Second Quarter	$2.50	$1.80
Third Quarter	$2.56	$1.89
Fourth Quarter	$2.08	$1.82
2014:
First Quarter	$2.39	$1.88
Second Quarter	$3.25	$1.91
Third Quarter	$3.15	$2.16
Fourth Quarter	$2.99	$2.11
Holders
As of February 10, 2015, there were 298 holders of record of our common stock.
Dividends
We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.
Issuers Purchases of Equity Securities
The following is a summary of our repurchases of common stock during the three months ended December 31, 2014 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, - October 31, 2014	—	—	—	12,509
November 1, - November 30, 2014	247,000	2.81	247,000	11,818
December 1, - December 31, 2014	524,543	2.84	524,543	10,338
	771,543		771,543
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
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2009 and December 31, 2014, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on December 31, 2009 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
This graph assumes an investment on December 31, 2009 of $100 in our common stock (based on the closing sale price of our common stock), and in each of such indices (including the reinvestment of all dividends). Measurement points are to the last trading day for each respective period. The performance shown is not necessarily indicative of future performance.

Item 6.        Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and with “Management Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. In January 2010 and April 2010, we acquired chors GmbH (chors) and EyeWonder, LLC (EyeWonder), respectively. On September 1, 2011, we completed the sale of EyeWonder and chors video and rich media advertising services to DG FastChannel, Inc. (DG). Accordingly, the results related to the sale of EyeWonder and chors for the year ended December 31, 2011 and prior periods have been reclassified to discontinued operations and have not been included in our selected financial data and management’s discussion and analysis of financial condition and results of operations. On December 23, 2013, we sold our Web Content Management business resulting in a gain on sale of $3,836 which is included in Other, net, for the year ended December 31, 2013. This sale was not treated as a discontinued operation because the operations and cash flows of our Web Content Management business cannot be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company. All information is presented in thousands, except per share amounts, customer count and where specifically noted.

	Limelight Networks, Inc.
	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenues	$162,259	$173,433	$180,236	$171,292	$154,223
Cost of revenue:
Cost of services (1)	82,176	88,783	85,226	82,976	73,630
Depreciation — network	16,673	22,942	27,992	28,030	22,224
Total cost of revenue	98,849	111,725	113,218	111,006	95,854
Gross profit	63,410	61,708	67,018	60,286	58,369
Operating expenses:
General and administrative (1)	28,176	31,904	34,500	30,672	28,358
Sales and marketing (1)	37,458	41,474	45,044	40,110	38,757
Research and development (1)	20,965	22,003	20,182	17,163	10,895
Depreciation and amortization	3,529	5,804	5,843	4,787	2,460
Total operating expenses	90,128	101,185	105,569	92,732	80,470
Operating loss	(26,718)	(39,477)	(38,551)	(32,446)	(22,101)
Other income (expense):
Interest expense	(32)	(76)	(177)	(299)	(62)
Interest income	276	321	356	752	910
Gain on sale of cost basis investment	—	—	9,420	—	—
Other, net	1,821	4,643	(602)	(311)	(250)
Total other income (expense)	2,065	4,888	8,997	142	598
Loss from continuing operations before income taxes	(24,653)	(34,589)	(29,554)	(32,304)	(21,503)
Income tax provision (benefit)	203	387	481	(2,238)	727
Loss from continuing operations	(24,856)	(34,976)	(30,035)	(30,066)	(22,230)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	265	(426)	(2,861)	4,778	1,879
Net loss	$(24,591)	$(35,402)	$(32,896)	$(25,288)	$(20,351)
Net (loss) income per share:
Basic and diluted
Continuing operations	$(0.25)	$(0.36)	$(0.30)	$(0.28)	$(0.24)
Discontinued operations	—	(0.01)	(0.02)	0.05	0.02
Total	$(0.25)	$(0.37)	$(0.32)	$(0.23)	$(0.22)
Weighted average shares used in per share calculation:
Basic and diluted	98,365	96,851	101,283	109,236	94,300
_______________

(1)Includes share-based compensation as follows:

	Limelight Networks, Inc.
	Year Ended December 31,
	2014	2013	2012	2011	2010
Cost of services	$1,956	$1,873	$2,117	$2,419	$2,359
General and administrative	4,741	5,971	6,511	6,132	5,984
Sales and marketing	2,317	2,245	3,104	3,776	4,840
Research and development	1,477	2,256	2,743	3,554	2,999
Total	$10,491	$12,345	$14,475	$15,881	$16,182

	Limelight Networks, Inc.
	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$93,084	$118,462	$127,955	$140,199	$66,870
Non-current marketable securities	40	46	18	51	103
Working capital	100,218	123,265	137,066	159,180	127,280
Property and equipment, net	32,636	32,905	41,251	56,368	52,891
Total assets	241,341	268,298	304,881	346,345	298,640
Long-term debt, less current portion	135	358	824	2,124	1,641
Total stockholders’ equity	212,163	237,331	267,230	309,105	256,109

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
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represent approximately 75% of our total revenue. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services. We believe continued increases in content delivery traffic growth rates is an important trend that will continue to out pace declining average selling prices in the industry.
We compete in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own network. During the third quarter of 2014, our content delivery contract with Netflix, Inc. (Netflix) expired. Netflix represented approximately 11% of our annual revenue prior to such expiration.
Our international revenue continued to grow in 2014, and we expect this trend to continue as we focus on our strategy of expanding our network and customer base internationally. For the years ended December 31, 2014, 2013, and 2012, approximately 38%, 31%, and 30%, respectively, of our total revenue was derived from our operations outside the Americas.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We are working with our vendors to renegotiate our fixed rate infrastructure contracts to variable rate in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. We increased headcount from 482 to 520 as of December 31, 2013 and 2014, respectively, primarily in our operations and research and development organizations. We expect headcount will continue to increase as we expand our business and continue our investments in research and development and increase our sales force.
We make our capital investment decisions based on careful evaluation of a number of variables, including the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver such traffic, and the forecasted capacity utilization of our network. Our capital expenditures have decreased the past two years from the higher levels experienced during our network build-out. We expect an increase in capital expenditures in 2015 compared to 2014, to support growth opportunities and to further upgrade and improve our global network and systems.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2014, 2013, and 2012 (in thousands of dollars and as a percentage of total revenue).

	Year Ended December 31,
	2014		2013		2012
Revenues	$162,259	100.0%	$173,433	100.0%	$180,236	100.0%
Cost of revenue	98,849	60.9%	111,725	64.4%	113,218	62.8%
Gross profit	63,410	39.1%	61,708	35.6%	67,018	37.2%
Total operating expenses	90,128	55.5%	101,185	58.3%	105,569	58.6%
Operating loss	(26,718)	(16.5)%	(39,477)	(22.8)%	(38,551)	(21.4)%
Total other income	2,065	1.3%	4,888	2.8%	8,997	5.0%
Loss from continuing operations before income taxes	(24,653)	(15.2)%	(34,589)	(19.9)%	(29,554)	(16.4)%
Income tax provision	203	0.1%	387	0.2%	481	0.3%
Loss from continuing operations	(24,856)	(15.3)%	(34,976)	(20.2)%	(30,035)	(16.7)%
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	265	0.2%	(426)	(0.2)%	(2,861)	(1.6)%
Net loss	$(24,591)	(15.2)%	$(35,402)	(20.4)%	$(32,896)	(18.3)%

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
In our February 2, 2015 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Year Ended December 31,
	2014	2013	2012
U.S. GAAP net loss	$(24,591)	$(35,402)	$(32,896)
Share-based compensation	10,491	12,345	14,475
Litigation defense expenses	817	450	527
Acquisition related expenses	—	176	(388)
Amortization of intangible assets	1,138	2,843	2,871
Gain on sale of cost basis investment	—	—	(9,420)
Loss (gain) on sale of the WCM business	62	(3,836)	—
(Income) loss from discontinued operations	(265)	426	2,861
Non-GAAP net loss	$(12,348)	$(22,998)	$(21,970)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Year Ended December 31,
	2014	2013	2012
U.S. GAAP net loss	$(24,591)	$(35,402)	$(32,896)
Depreciation and amortization	20,202	28,746	33,835
Interest expense	32	76	177
Gain on sale of cost basis investment	—	—	(9,420)
Loss (gain) on sale of the WCM business	62	(3,836)	—
Interest and other (income) expense	(2,159)	(1,128)	246
Income tax provision	203	387	481
(Income) loss from discontinued operations	(265)	426	2,861
EBITDA from continuing operations	$(6,516)	$(10,731)	$(4,716)
Share-based compensation	10,491	12,345	14,475
Litigation defense expenses	817	450	527
Acquisition related expenses	—	176	(388)
Adjusted EBITDA	$4,792	$2,240	$9,898

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
Certain of our revenue arrangements consist of multi-element arrangements. Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. Our multiple-element arrangements may include a combination of some or all of the following: content delivery services, video content management services, performance services for website and web application acceleration, and cloud storage. Each of these products has stand-alone value and is sold separately. In the absence of vendor specific objective evidence (VSOE) or third-party evidence of selling prices, consideration would be allocated based on management’s best estimate of such prices. The deliverables within multiple-element arrangements are provided over the same contract period, and therefore, revenue is recognized over the same period.
We typically charge the customer an installation fee when the services are first activated. We do not charge installation fees for contract renewals. Installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. Installation fees do not have standalone value.
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

Our reserve for future service credits relates to service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits typically relate to customer disputes and billing adjustments and are estimated at the time the revenue is recognized and recorded as a reduction of revenues. Estimates for service credits are based on an analysis of credits issued in previous periods.
Goodwill and Other Intangible Assets
We have recorded goodwill and other intangible assets as a result of our business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of our acquisitions, the objective of the acquisition was to expand our product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill.
We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We have concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit. The estimated fair value of the reporting unit is determined using the Company’s market capitalization as of its annual impairment assessment date or more frequently if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to:

•	sustained decline in our stock price due to a decline in our financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors;

•	decline in overall market or economic conditions leading to a decline in our stock price; and

•	decline in observed control premiums paid in business combinations involving comparable companies.
The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of the annual impairment testing date of October 31, 2014 and in an interim impairment test performed at December 31, 2014, we determined that goodwill was not impaired. We noted that the estimated fair value of our reporting unit exceeded carrying value by approximately $117,330 or 53%, and $169,141 or 80%, using the market capitalization plus an estimated control premium of 40% on the annual impairment testing date and December 31, 2014, respectively. Adverse changes to certain key assumptions as described above could result in a future charge to earnings.
Our other intangible assets represent existing technologies and customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
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
We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. Our estimate of the value of our tax reserves contain assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount that we estimated.
Uncertainty in income taxes is recognized in our financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our unrecognized tax benefit from uncertain tax positions increased by $286 from January 1, 2014 to December 31, 2014. We anticipate that our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settling potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change. We recognize interest and penalties related to unrecognized tax benefits in our tax provision.
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
Share-Based Compensation
We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company. The expected term is based on our historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. We have never paid cash dividends and do not currently intend to pay cash dividends, and therefore, we have assumed a 0% dividend yield.

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
We apply the straight-line attribution method to recognize compensation costs associated with awards that are not subject to graded vesting. For awards that are subject to graded vesting and performance based awards, we recognize compensation costs separately for each vesting tranche. We also estimate when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of share-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent our estimates of awards considered probable of being earned changes, the amount of share-based compensation recognized will also change.
Results of Continuing Operations
Comparison of the Years Ended December 31, 2014 and 2013
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the year ended December 31, 2014, compared to December 31, 2013:

	Year Ended December 31,
			Increase	Percent
	2014	2013	(Decrease)	Change
Revenue	$162,259	$173,433	$(11,174)	(6.4)%
Our revenue decreased during the year ended December 31, 2014 versus the comparable 2013 period primarily due to:

•	the sale of the Web Content Management (WCM) business in December 2013. Revenue from our WCM-related business was approximately $12 million for the year ended December 31, 2013.

•
the expiration of our content delivery contract with Netflix in July 2014. Revenue from Netflix was approximately $11 million and $20 million for the years ended December 31, 2014 and 2013, respectively.

•
our active customers worldwide decreased to 1,095 as of December 31, 2014 compared to 1,295 as of December 31, 2013. Approximately 25% of the decrease in customers is attributable to the sale of the WCM business.

Partially offsetting these decreases were increases in volume to several large customers as well as an increase in average selling price for delivery of approximately 10% year over year.
During the year ended December 31, 2014 and 2013, sales to our top 20 customers accounted for approximately 50% and 44%, respectively, of our total revenue. The customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
During the year ended December 31, 2014, we had no customer who accounted for 10% or more of our total revenue. For the year ended December 31, 2013, we had one customer, Netflix, who represented approximately 11% of our total revenue.

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2014		2013
Americas	$101,302	62.5%	$119,020	68.6%
EMEA	33,630	20.7%	30,793	17.8%
Asia Pacific	27,327	16.8%	23,620	13.6%
Total revenue	$162,259	100.0%	$173,433	100.0%
At this time, we anticipate revenues will range between $156 and $164 million in 2015.
Cost of Revenue
Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to Internet service providers or ISPs, and fees paid to data center operators for housing of our network equipment in third party network data centers, also known as co-location costs. Cost of revenue also includes leased warehouse space and utilities, depreciation of network equipment used to deliver our content delivery services, payroll and related costs, and share-based compensation for our network operations and professional services personnel. Other costs include professional fees and outside services, travel and travel-related expenses and royalty expenses.
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2014		2013
Bandwidth and co-location fees	$55,274	34.1%	$59,447	34.3%
Depreciation - network	16,673	10.3%	22,942	13.2%
Payroll and related employee costs	17,691	10.9%	18,951	10.9%
Share-based compensation	1,957	1.2%	1,873	1.1%
Other costs	7,254	4.5%	8,512	4.9%
Total cost of revenue	$98,849	60.9%	$111,725	64.4%
Our cost of revenue decreased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2014 versus the comparable 2013 period, primarily as a result of the following:

•
decreased bandwidth and co-location fees as a result of our focus on renegotiating our fixed rate infrastructure contracts to variable rate based on traffic levels. Additionally, during the third quarter of 2014, we recorded a nonrecurring $1,100 credit related to an over billing from one of our co-location providers;

•	decreased network depreciation as a result of a decrease in capital expenditures beginning in 2012;
•decreased payroll and related employee costs as a result of lower average salaries due to employee mix; and
•decreased other costs primarily due to lower consulting fees.
Our network equipment is primarily depreciated over a three year useful life. Capital expenditures prior to 2012 were much higher due to our network build-out. Over the past three years, capital expenditures have remained consistent. We anticipate 2015 depreciation expense related to our network equipment to increase as we expect an increase in capital expenditures over 2014 levels.

General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2014		2013
Payroll and related employee costs	$10,347	6.4%	$10,206	5.9%
Professional fees and outside services	6,003	3.7%	7,762	4.5%
Share-based compensation	4,741	2.9%	5,971	3.4%
Other costs	7,085	4.4%	7,965	4.6%
Total general and administrative	$28,176	17.4%	$31,904	18.4%
Our general and administrative expense decreased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2014 versus the comparable 2013 period, primarily as a result of the following:

•	decreased professional fees and outside services primarily due to lower general legal fees (patent defense costs and commercial and employment issues) and reduced consulting fees;

•	decreased share-based compensation; and

•	decreased other costs which was primarily lower facilities, bad debt expense and office supplies, partially offset by increased franchise taxes and software fees.
We expect our general and administrative expenses to remain consistent with 2014 in aggregate dollars.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2014		2013
Payroll and related employee costs	$24,016	14.8%	$24,799	14.3%
Share-based compensation	2,317	1.4%	2,245	1.3%
Marketing programs	1,467	0.9%	2,822	1.6%
Other costs	9,658	6.0%	11,608	6.7%
Total sales and marketing	$37,458	23.1%	$41,474	23.9%
Our sales and marketing expense decreased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2014 versus the comparable 2013 period, primarily as a result of the following:

•	decreased payroll and related employee costs primarily due to reduced sales personnel and lower variable compensation;

•	decreased marketing and public relations spending; and

•
decreased other costs primarily related to reduced subscription based services, lower facilities and facility related costs, reduced costs associated with employee events, and lower travel related expenses.

We expect our sales and marketing expenses to increase in both aggregate dollars and as a percentage of revenue compared to 2014 as we expand our sales workforce.

Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2014		2013
Payroll and related employee costs	$15,887	9.8%	$16,568	9.6%
Share-based compensation	1,478	0.9%	2,256	1.3%
Other costs	3,600	2.2%	3,179	1.8%
Total research and development	$20,965	12.9%	$22,003	12.7%
Our research and development expense decreased in aggregate dollars and slightly increased as a percentage of total revenue for the year ended December 31, 2014 versus the comparable 2013 period, primarily as a result of the following:

•	decreased payroll and related employee costs due to lower average salaries and transitioning of our network and software engineering work to lower cost locations; and

•	decreased share-based compensation.
These decreases were partially offset by increased other costs primarily due to increased consulting and facilities related expenses.
We expect our research and development expenses to increase in both aggregate dollars and as a percentage of revenue compared to 2014.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $3,529, or 2.2% of revenue, for the year ended December 31, 2014 versus $5,804, or 3.3% of revenue, for the comparable 2013 period. This reduction was primarily due to lower amortization of intangible assets. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations and has decreased due to the sale of our WCM business in December 2013.
Interest Expense
Interest expense was $32 for the year ended December 31, 2014 versus $76 for the comparable 2013 period. Interest expense is primarily comprised of interest paid on capital leases.
As of December 31, 2014, with the exception of our capital leases, we had no outstanding credit facilities.
Interest Income
Interest income was $276 for the year ended December 31, 2014 versus $321 for the comparable 2013 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income (expense) was $1,821 for the year ended December 31, 2014 versus $4,643 for the comparable 2013 period. For the year ended December 31, 2014, other income (expense) consists primarily of foreign currency transaction gains and losses, and also includes a working capital adjustment associated with the sale of our WCM business, and gains on sale of assets.
For the year ended December 31, 2013, other income (expense) consists primarily of the gain on the sale of our WCM business of approximately $3,836 as well as foreign currency transaction gains and losses.
Income Tax Expense
Income tax expense from continuing operations for the year ended December 31, 2014 was $203 versus $387 for the comparable 2013 period. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Income (Loss) from Discontinued Operations
Discontinued operations relate to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG. See Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about discontinued operations.
Comparison of the Years Ended December 31, 2013 and 2012
Revenue
The following table reflects our revenue for the year ended December 31, 2013 compared to December 31, 2012:

	Year Ended December 31,
			Increase	Percent
	2013	2012	(Decrease)	Change
Revenue	$173,433	$180,236	$(6,803)	(3.8)%
Our revenue decreased during the year ended December 31, 2013 versus the comparable 2012 period primarily due to customer churn, a decline in our average unit selling price, a decline in our transit and co-location services revenue, professional services revenue, and content management revenue, the expiration of a reseller contract during the second quarter of 2012, and foreign currency headwinds. These decreases were partially offset by increased video and performance services revenue, increased traffic delivered and the addition of new customers.
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2013		2012
Americas	$119,020	68.6%	$125,600	69.7%
EMEA	30,793	17.8%	30,898	17.1%
Asia Pacific	23,620	13.6%	23,738	13.2%
Total revenue	$173,433	100.0%	$180,236	100.0%
Cost of Revenue
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2013		2012
Bandwidth and co-location fees	$59,447	34.3%	$56,716	31.5%
Depreciation - network	22,942	13.2%	27,992	15.5%
Payroll and related employee costs	18,951	10.9%	18,075	10.0%
Share-based compensation	1,873	1.1%	2,117	1.2%
Other costs	8,512	4.9%	8,318	4.6%
Total cost of revenue	$111,725	64.4%	$113,218	62.8%

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
Other Income (Expense)
Other income (expense) was $4,643 for the year ended December 31, 2013 versus $(602) for the comparable 2012 period. For the year ended December 31, 2013, other income (expense) consists primarily of the gain on the sale of our WCM business of approximately $3,836 as well as foreign currency transaction gains and losses.
For the year ended December 31, 2012, other income (expense) consists primarily of foreign currency transaction gains and losses.

Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, income tax expense from continuing operations for the year ended December 31, 2013 was $387 versus $481 for the comparable 2012 period. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Gain (Loss) from Discontinued Operations
Discontinued operations relate to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG. See Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information about discontinued operations.
Liquidity and Capital Resources
As of December 31, 2014, our cash, cash equivalents and marketable securities classified as current totaled $93,084. Included in this amount is approximately $14,697 of cash and cash equivalents held outside the United States that would be subject to withholding taxes upon repatriation.
The major components of changes in cash flows for the years ended December 31, 2014, 2013, and 2012 are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities of continuing operations decreased by $5,128 for the year ended December 31, 2014 versus the comparable 2013 period. Changes in operating assets and liabilities of $3,651 during the year ended December 31, 2014 versus $2,130 in the comparable 2013 period were primarily due to:

•	accounts receivable increased $1,600 during the year ended December 31, 2014 due to the timing of billings net of collections as compared to a $2,581 decrease in the comparable 2013 period;

•
prepaid expenses and other current assets increased $1,792 during the year ended December 31, 2014 versus a decrease of $1,222 for the comparable 2013 period due primarily to prepayment of software licenses in 2014 partially offset by amortization of prepaid bandwidth expenses;

•	other assets decreased $1,607 during the year ended December 31, 2014 versus a decrease of $519 for the comparable 2013 period due to the amortization of bandwidth expenses paid in prior periods;

•	accounts payable increased $2,276 during the year ended December 31, 2014 versus a decrease of $2,192 for the comparable 2013 period due to timing of vendor payments;

•
deferred revenue decreased $1,109 during the year ended December 31, 2014 versus an increase of $4 for the comparable 2013 period due to changes in WCM deferred revenue balances in the prior period; and

•
other current liabilities decreased $2,154 during the year ended December 31, 2014 versus an increase of $384 for the comparable 2013 period primarily due to the application of customer deposits to their receivable balances.

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
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2015 and potential litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities of continuing operations was $21,499 for the year ended December 31, 2014 versus $19,019 for the comparable 2013 period. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for computer equipment associated with the build-out and expansion of our global computing platform, offset by cash generated from maturities of marketable securities.
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
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During 2014, we made capital expenditures of $18,581, which represented approximately 11% of our total revenue. We expect an increase in capital expenditures in 2015 compared to 2014, to support growth opportunities and to further upgrade and improve our global network and systems.
Financing Activities
Net cash used in financing activities of continuing operations was $5,422 for the year ended December 31, 2014 versus $8,922 for the comparable 2013 period. Net cash used in financing activities in the year ended December 31, 2014 related to payments made for the purchase of our common stock under our stock repurchase plans of $4,542, payments of employee tax withholdings related to restricted stock units of $1,795 and payments made on our capital lease obligations of $466, partially offset by cash received from the purchase of common stock through our employee stock purchase plan and cash received from the exercise of stock options of $1,381.
Net cash used in financing activities of continuing operations was $8,922 for the year ended December 31, 2013 versus $23,093 for the comparable 2012 period. Net cash used in financing activities in the year ended December 31, 2013 related to payments made for the purchase of our common stock under our stock repurchase plans of $5,512, payments of employee tax withholdings related to restricted stock units of $2,372 and payments made on our capital lease obligations of $1,301, offset by cash received from the purchase of common stock through our employee stock purchase plan and cash received from the exercise of stock options of $263.

On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the year ended December 31, 2014, we have purchased and canceled approximately 1,719 shares of our common stock. As of December 31, 2014, we had $10,338 remaining under this share repurchase authorization. We have continued making purchases under this authorization into 2015. Between January 1, 2015 and January 31, 2015, we purchased and canceled approximately another 293 shares of our common stock, and now have $9,525 remaining under this share repurchase authorization. All repurchased shares were canceled and returned to authorized but unissued status.
On October 29, 2012, our board of directors authorized and approved a common stock repurchase plan that authorized us to repurchase up to $10,000 of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. During 2013, we purchased and canceled approximately 2,300 shares under this repurchase plan. Any repurchased shares were canceled and returned to authorized but unissued status.
As of December 31, 2014, we had no outstanding debt other than the aforementioned capital leases.
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

Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth, and computer rack space. These leases expire on various dates ranging from 2015 to 2023. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2015 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
The following table presents our contractual obligations and commercial commitments, as of December 31, 2014 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$18,386	$12,472	$5,401	$513	$—
Rack space leases	24,245	19,193	4,355	697	—
Real estate leases	15,062	3,990	5,932	4,129	1,011
Total operating leases	57,693	35,655	15,688	5,339	1,011
Capital leases	376	238	138	—	—
Other purchase obligations	769	576	193	—	—
Total commitments	$58,838	$36,469	$16,019	$5,339	$1,011
Off Balance Sheet Arrangements
As of December 31, 2014, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Standards.”
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
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2014 would have been higher by approximately $3,019. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2014, 2013, and 2012, sales to our top 20 customers accounted for approximately 50%, 44% and 43%, respectively, of our total revenue. During 2014, we had no customer who represented 10% or more of our total revenue. During 2013 and 2012, we had one customer, Netflix, who represented approximately 11% of our total revenue for each year. In 2015, we anticipate that our top 20 customer concentration levels will remain consistent with 2014. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

Item 8.        Financial Statements and Supplementary Data
LIMELIGHT NETWORKS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Limelight Networks, Inc.
We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limelight Networks, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 17, 2015

Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$57,767	$85,956
Marketable securities	35,317	32,506
Accounts receivable, net	22,622	21,430
Income taxes receivable	237	371
Deferred income taxes	78	93
Prepaid expenses and other current assets	9,625	8,192
Total current assets	125,646	148,548
Property and equipment, net	32,636	32,905
Marketable securities, less current portion	40	46
Deferred income taxes, less current portion	1,364	1,307
Goodwill	76,133	77,035
Other intangible assets, net	1,071	2,354
Other assets	4,451	6,103
Total assets	$241,341	$268,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,065	$5,473
Deferred revenue	3,509	3,523
Capital lease obligations	223	466
Income taxes payable	248	799
Other current liabilities	14,383	15,022
Total current liabilities	25,428	25,283
Capital lease obligations, less current portion	135	358
Deferred income taxes	170	321
Deferred revenue, less current portion	405	1,500
Other long-term liabilities	3,040	3,505
Total liabilities	29,178	30,967
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at December 31, 2014 and, 2013; 98,409 and 97,677 shares issued and outstanding at December 31, 2014 and 2013, respectively	98	98
Additional paid-in capital	464,294	458,748
Accumulated other comprehensive loss	(7,786)	(1,663)
Accumulated deficit	(244,443)	(219,852)
Total stockholders’ equity	212,163	237,331
Total liabilities and stockholders’ equity	$241,341	$268,298
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues	$162,259	$173,433	$180,236
Cost of revenue:
Cost of services (1)	82,176	88,783	85,226
Depreciation — network	16,673	22,942	27,992
Total cost of revenue	98,849	111,725	113,218
Gross profit	63,410	61,708	67,018
Operating expenses:
General and administrative	28,176	31,904	34,500
Sales and marketing	37,458	41,474	45,044
Research and development	20,965	22,003	20,182
Depreciation and amortization	3,529	5,804	5,843
Total operating expenses	90,128	101,185	105,569
Operating loss	(26,718)	(39,477)	(38,551)
Other income (expense):
Interest expense	(32)	(76)	(177)
Interest income	276	321	356
Gain on sale of cost basis investment	—	—	9,420
Other, net	1,821	4,643	(602)
Total other income (expense)	2,065	4,888	8,997
Loss from continuing operations before income taxes	(24,653)	(34,589)	(29,554)
Income tax provision	203	387	481
Loss from continuing operations	(24,856)	(34,976)	(30,035)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	265	(426)	(2,861)
Net loss	$(24,591)	$(35,402)	$(32,896)
Net loss per share:
Basic and diluted
Continuing operations	$(0.25)	$(0.36)	$(0.30)
Discontinued operations	—	(0.01)	(0.02)
Total	$(0.25)	$(0.37)	$(0.32)
Weighted average shares used in per share calculation:
Basic and diluted	98,365	96,851	101,283
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(24,591)	$(35,402)	$(32,896)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(68)	(13)	(28)
Foreign exchange translation	(6,055)	(941)	(172)
Other comprehensive loss, net of tax	(6,123)	(954)	(200)
Comprehensive loss	$(30,714)	$(36,356)	$(33,096)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Contingent Consideration	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2011	104,349	$104	$460,845	$219	$(509)	$(151,554)	$309,105
Net loss	—	—	—	—	—	(32,896)	(32,896)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(28)	—	(28)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(172)	—	(172)
Exercise of common stock options	175	—	190	—	—	—	190
Vesting of restricted stock units	2,451	3	(3)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(788)	(1)	(1,903)	—	—	—	(1,904)
Common stock received from escrow in settlement of EyeWonder indemnity claims	(110)	—	(398)	—	—	—	(398)
Issuance of common stock for contingent consideration	61	—	186	(186)	—	—	—
Issuance of common stock for business acquisitions	350	—	—	—	—	—	—
Purchase of common stock	(8,450)	(8)	(21,134)	—	—	—	(21,142)
Share-based compensation - continuing operations	—	—	14,475	—	—	—	14,475
Balance at December 31, 2012	98,038	$98	$452,258	$33	$(709)	$(184,450)	$267,230
Net loss	—	—	—	—	—	(35,402)	(35,402)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(941)	—	(941)
Exercise of common stock options	143	—	38	—	—	—	38
Vesting of restricted stock units	2,032	2	(2)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(593)	—	(1,304)	—	—	—	(1,304)
Issuance of common stock for settlement of contingent consideration	11	—	33	(33)	—	—	—
Issuance of common stock under employee stock purchase plan	135	—	225	—	—	—	225
Purchase of common stock	(2,089)	(2)	(4,845)	—	—	—	(4,847)
Share-based compensation — continuing operations	—	—	12,345	—	—	—	12,345
Balance at December 31, 2013	97,677	$98	$458,748	$—	$(1,663)	$(219,852)	$237,331
Net loss	—	—	—	—	—	(24,591)	(24,591)

	Common Stock		Additional Paid-In Capital	Contingent Consideration	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(68)	—	(68)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(6,055)	—	(6,055)
Exercise of common stock options	522	1	893	—	—	—	894
Vesting of restricted stock units	2,385	2	(2)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(725)	(1)	(1,643)	—	—	—	(1,644)
Issuance of common stock under employee stock purchase plan	269	—	488	—	—	—	488
Purchases of common stock	(1,719)	(2)	(4,681)	—	—	—	(4,683)
Share-based compensation — continuing operations	—	—	10,491	—	—	—	10,491
Balance at December 31, 2014	98,409	$98	$464,294	$—	$(7,786)	$(244,443)	$212,163

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(24,591)	$(35,402)	$(32,896)
Income (loss) from discontinued operations	265	(426)	(2,861)
Net loss from continuing operations	(24,856)	(34,976)	(30,035)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	20,202	28,746	33,835
Share-based compensation	10,491	12,345	14,475
Foreign currency remeasurement gain	(2,167)	(531)	(103)
Deferred income taxes	(359)	(328)	(38)
Loss on disposal of property and equipment	—	442	89
Accounts receivable charges	408	965	2,010
Amortization (accretion) of premium (discount) on marketable securities	459	639	472
Non cash tax benefit associated with sale of discontinued operations	(59)	—	—
Non cash increase in cost basis investment	—	—	(528)
Gain on sale of cost basis investment	—	—	(9,420)
Gain on sale of the Web Content Management business	—	(3,836)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,600)	2,581	(567)
Prepaid expenses and other current assets	(1,792)	1,222	2,910
Income taxes receivable	150	105	(440)
Other assets	1,607	519	(1,626)
Accounts payable	2,276	(2,192)	2,419
Deferred revenue	(1,109)	4	(137)
Other current liabilities	(2,154)	384	17
Income taxes payable	(233)	305	(255)
Other long term liabilities	(796)	(798)	(649)
Net cash provided by operating activities of continuing operations	468	5,596	12,429
Investing activities
Purchase of marketable securities	(25,482)	(59,047)	(27,280)
Maturities of marketable securities	22,150	44,901	27,625
Purchases of property and equipment	(18,581)	(18,575)	(18,390)
Proceeds from the sale of cost basis investment	—	1,237	10,154
Proceeds from sale of the Web Content Management business	—	12,341	—
Proceeds from the sale of discontinued operations	414	124	7,441
Net cash used in investing activities of continuing operations	(21,499)	(19,019)	(450)
Financing activities
Payments on capital lease obligations	(466)	(1,301)	(1,749)
Payment of employee tax withholdings related to restricted stock	(1,795)	(2,372)	(683)
Cash paid for purchase of common stock	(4,542)	(5,512)	(20,851)
Proceeds from exercise of stock options and employee stock plan	1,381	263	190
Net cash used in financing activities of continuing operations	(5,422)	(8,922)	(23,093)
Effect of exchange rate changes on cash and cash equivalents	(1,732)	(606)	(171)
Discontinued operations
Cash used in operating activities of discontinued operations	(4)	(8)	(149)
Net (decrease) increase in cash and cash equivalents	(28,189)	(22,959)	(11,434)
Cash and cash equivalents, beginning of year	85,956	108,915	120,349
Cash and cash equivalents, end of year	$57,767	$85,956	$108,915
Supplement disclosure of cash flow information
Cash paid during the year for interest	$32	$76	$178
Cash paid during the year for income taxes, net of refunds	$647	$321	$1,428
Property and equipment remaining in accounts payable and other current liabilities	$2,983	$1,709	$948
Property and equipment acquired through leasehold incentives	$—	$386	$—
Contingent consideration common stock issued in connection with acquisition of businesses	$—	$33	$186
Property acquired due to vendor concession	$—	$250	$—
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2014
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain other reclassifications have been made to prior period amounts to conform to the current period presentation. All information is presented in thousands, except per share amounts and where specifically noted.
During the year ended December 31, 2014, the Company recorded an immaterial error correction of approximately $1,100 relating to previous over billings by a co-location provider. This correction was recorded as a reduction of costs of revenues.
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
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this annual report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future periods.
Foreign Currency Translation
The Company analyzes the functional currency for each of its international subsidiaries periodically to determine if a significant change in facts and circumstances indicate that the primary economic currency has changed. The Company conducts business and generates revenue from an international customer base. The Company has sales, operations and finance resources internationally and various contracts with the foreign subsidiaries to match foreign currency costs with foreign currency revenues. Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the years ended December 31, 2014, 2013 and 2012, the Company recorded foreign currency translation losses of $6,055, $941 and $172, respectively, in its statements of comprehensive loss. During the years ended December 31, 2014 and 2013, the Company recorded a foreign exchange gain of approximately $1,489 and $92, respectively. During the year ended December 31, 2012, the Company recorded a foreign exchange loss of approximately $513. The foreign exchange gains and losses are included in other income (expense) in the consolidated statements of operations.

Recent Accounting Standards
Recently Adopted Accounting Standards
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, this ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company will adopt this guidance effective January 1, 2015. The new guidance would only impact the Company upon the reporting of discontinued operations.
In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of 2017. Early adoption is not permitted. The standard permits the use of the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements and disclosures.
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
Revenue Recognition
The Company derives revenue primarily from the sale of services that comprise components of its Orchestrate Platform. The Company's customers generally execute contracts with terms of one year or longer, which are referred to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. The Company defines usage as customer data sent or received using its content delivery service, or content that is hosted or cached by the Company at the request or direction of its customer. The Company recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable, and collection is reasonably assured. Should a customer’s usage of the Company's services exceed the monthly minimum commitment, the Company recognizes revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, the Company recognizes revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognizes any remaining committed amount for the applicable period in the last month thereof.
Certain of the Company's revenue arrangements consist of multi-element arrangements. Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. The Company's multiple-element arrangements may include a combination of some or all of the following: content delivery services, video content management services, performance services for website and web application acceleration, and cloud storage. Each of these products has stand-alone value and is sold separately. In the absence of vendor specific objective evidence (VSOE) or third-party evidence of selling prices, consideration would be allocated based on management’s best estimate of such prices. The deliverables within multiple-element arrangements are provided over the same contract period, and therefore, revenue is recognized over the same period.
The Company typically charges the customer an installation fee when the services are first activated. The Company does not charge installation fees for contract renewals. Installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. Installation fees do not have standalone value.
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
Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees; prepayments made by customers for future periods and deferred installation fees.
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

Network equipment	3 years
Computer equipment and software	3 years
Furniture and fixtures	3 years
Other equipment	3-5 years
Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the respective lease term. Repairs and maintenance are charged to expense as incurred.
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired company. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate goodwill might be impaired. The estimated fair value of the reporting unit is determined using a market approach. The Company’s market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to the Company. The Company has concluded that it has one reporting unit and assigned the entire balance of goodwill to this reporting unit. As of the annual impairment testing date of October 31, 2014 and in an interim impairment test performed at December 31, 2014, the Company determined that goodwill was not impaired. The Company determined that the estimated fair value of its reporting unit exceeded carrying value by approximately $117,330 or 53%, and $169,141 or 80%, using the market capitalization of the Company plus an estimated control premium of 40% on October 31, 2014 and December 31, 2014, respectively.
The Company’s other intangible assets represent existing technologies and customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. The Company treats any write-downs as permanent reductions in the carrying amounts of the assets. The Company believes the carrying amounts of its long-lived assets at December 31, 2014 and 2013 are fully realizable and has not recorded any impairment losses.
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
Cost of Revenue
Cost of revenues consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to Internet service provider networks and fees paid to data center operators for housing network equipment in third party network data centers, also known as co-location costs. Cost of revenues also includes leased warehouse space and utilities, depreciation of network equipment used to deliver the Company’s content delivery services, payroll and related costs, and share-based compensation for its network operations, and professional services personnel.
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
Advertising Costs
Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of Internet, trade show, and publications advertising, were approximately $1,409, $2,754, and $2,474 for the years ended December 31, 2014, 2013, and 2012, respectively.
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
Share-Based Compensation
The Company measures all employee share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires the Company to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. The Company's expected volatility is derived from its own volatility rate as a publicly traded company. The expected term is based on its historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and therefore, has assumed a 0% dividend yield. The Company develops an estimate of the number of share-based awards that will be forfeited due to employee turnover. The Company will continue to use judgment in evaluating the expected term, volatility, and forfeiture rate related to its own share-based awards on a prospective basis, and in incorporating these factors into the model.
The Company applies the straight-line attribution method to recognize compensation costs associated with awards that are not subject to graded vesting. For awards that are subject to graded vesting and performance based awards, the Company recognizes compensation costs separately for each vesting tranche. The Company also estimates when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of share-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent the Company's estimates of awards considered probable of being earned changes, the amount of share-based compensation recognized will also change.

3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	11,040	2	32	11,010
Commercial paper	1,498	—	1	1,497
Corporate notes and bonds	21,876	7	33	21,850
Convertible debt security	1,000	—	—	1,000
Total marketable securities	$35,414	$9	$66	$35,357
At December 31, 2014, the Company evaluated its marketable securities and determined unrealized losses were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2014. The Company’s intent is to hold these investments to such time as these assets are no longer impaired. The Company views its available-for-sale securities as available for current operations.
The amortized cost and estimated fair value of the marketable debt securities at December 31, 2014, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$19,798	$5	$9	$19,794
Due after one year and through five years	15,616	4	57	15,563
	$35,414	$9	$66	$35,357
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$261	$—	$—	$261
Certificate of deposit	4,080	—	4	4,076
Commercial paper	2,200	—	—	2,200
Corporate notes and bonds	26,001	15	7	26,009
	32,542	15	11	32,546
Publicly traded common stock	12	—	6	6
Total marketable securities	$32,554	$15	$17	$32,552
The amortized cost and estimated fair value of the marketable debt securities at December 31, 2013, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$17,031	$2	$5	$17,028
Due after one year and through five years	15,511	13	6	15,518
	$32,542	$15	$11	$32,546
4. Business Disposition
On December 23, 2013, the Company sold 100% of the outstanding common stock of its Web Content Management (WCM) business for $12,341 in cash, net of preliminary working capital adjustments. After allocating goodwill of $3,799 to

WCM, the sale resulted in a gain of $3,836, which was included in Other, net in the consolidated statement of operations for the year ended December 31, 2013. During the year ended December 31, 2014, the Company recorded a working capital adjustment of $(62) (expense), related to new information subsequent to the closing of the acquisition, which is included in Other, net in the consolidated statement of operations for the year ended December 31, 2014. This sale was not treated as a discontinued operation because the operations and cash flows of the WCM business cannot be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company.
5. Discontinued Operations
On September 1, 2011, the Company completed the sale of its EyeWonder and chors rich media advertising services to DG for net proceeds of $61,000 plus an estimated $10,854 receivable from DG pursuant to the purchase agreement.
The $10,854 receivable from DG was determined by the Company based on estimated future cash payments equal to the excess of certain current assets over certain current liabilities as of August 30, 2011. During 2013, the Company wrote-off the remaining receivable balance of $412 from DG as it believed the balance was no longer collectible.
During the year ended December 31, 2014, the Company received $414 from DG as final settlement for the previously written-off receivable. The Company recorded $269, ($414 cash received, net of tax of $145), as income from discontinued operations during the year ended 2014.
Additionally, during the year ended December 31, 2014, the Company incurred $4 (net of tax) in expense related to discontinued operations which is recorded in the accompanying consolidated statements of operations for the year ended December 31, 2014.
During the year ended December 31, 2012, the Company recorded a charge to discontinued operations of $2,861 in the consolidated statement of operations primarily comprised of $2,060 of allowance for doubtful accounts receivable and a reduction of $818 related to Net Working Capital adjustments.
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
Operating results of discontinued operations for the years ended December 31, 2014, 2013, and 2012, respectively, are as follows:

	Years Ended December 31,
	2014	2013	2012
General and administrative expenses	(4)	(15)	163
Gain (loss) on sale of discontinued operations, net of income taxes	269	(411)	(3,024)
Income (loss) before income taxes	265	(426)	(2,861)
Income tax expense	—	—	—
Income (loss) from discontinued operations	$265	$(426)	$(2,861)
Income (loss) from discontinued operations per weighted average share:
Basic and diluted	$—	$(0.01)	$(0.02)
Shares used in per weighted average share calculation for discontinued operations:
Basic and diluted	98,365	96,851	101,283

6. Accounts Receivable
Accounts receivable include:

	December 31,
	2014	2013
Accounts receivable	$14,507	$17,497
Unbilled accounts receivable	9,949	5,943
	24,456	23,440
Less: credit allowance	(380)	(610)
Less: allowance for doubtful accounts	(1,454)	(1,400)
Total accounts receivable, net	$22,622	$21,430
7. Goodwill
The Company has recorded goodwill as a result of its business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of the Company’s acquisitions, the objective of the acquisition was to expand the Company’s product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill.
The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company concluded that it has one reporting unit and assigned the entire balance of goodwill to this reporting unit during 2014. The estimated fair value of the reporting unit is determined using the Company’s market capitalization as of its annual impairment assessment date or each reporting date if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to:

•	sustained decline in the Company’s stock price due to a decline in its financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors;

•	decline in overall market or economic conditions leading to a decline in its stock price; and

•	decline in observed control premiums paid in business combinations involving comparable companies.
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

Balance, December 31, 2012	$80,278
Foreign currency translation adjustment	556
Disposition of the WCM business	(3,799)
Balance, December 31, 2013	$77,035
Foreign currency translation adjustment	(902)
Balance, December 31, 2014	$76,133

8. Property and Equipment
Property and equipment include:

	December 31,
	2014	2013
Network equipment	$192,145	$180,896
Computer equipment and software	12,169	11,073
Furniture and fixtures	2,718	2,723
Leasehold improvements	7,351	7,162
Other equipment	570	570
	214,953	202,424
Less: accumulated depreciation	(182,317)	(169,519)
Total property and equipment, net	$32,636	$32,905
Cost of revenue depreciation expense related to property and equipment was approximately $16,673, $22,942, and $27,992, respectively, for the years ended December 31, 2014, 2013, and 2012, respectively.
Operating expense depreciation and amortization expense related to property and equipment was approximately $2,391, $2,961, and $2,972, respectively, for the years ended December 31, 2014, 2013, and 2012, respectively.
9. Other Current Liabilities
Other current liabilities include:

	December 31,
	2014	2013
Accrued compensation and benefits	$5,266	$6,682
Accrued cost of revenue	2,031	1,833
Accrued legal fees	1,292	1,769
Deferred rent	1,277	1,074
Other accrued expenses	4,517	3,664
Total other current liabilities	$14,383	$15,022
10. Other Long Term Liabilities
Other long term liabilities include:

	December 31,
	2014	2013
Deferred rent	$2,511	$3,384
Income taxes payable	529	121
Total other long term liabilities	$3,040	$3,505
11. Contingencies
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
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	2014	2013	2012
Loss from continuing operations	$(24,856)	$(34,976)	$(30,035)
Income (loss) from discontinued operations	265	(426)	(2,861)
Net loss	$(24,591)	$(35,402)	$(32,896)
Basic and diluted weighted average outstanding shares of common stock	98,365	96,851	101,283
Basic and diluted loss per share:
Continuing operations	$(0.25)	$(0.36)	$(0.30)
Discontinued operations	—	(0.01)	(0.02)
Basic and diluted net loss per share	$(0.25)	$(0.37)	$(0.32)
For the years ended December 31, 2014, 2013 and 2012, outstanding options and restricted stock units of approximately 2,468, 1,986 and 2,273, respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.
13. Stockholders’ Equity
Common Stock
On February 12, 2014, the Company's board of directors authorized a $15,000 share repurchase program. Under this program, the Company may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. During the year ended December 31, 2014, the Company purchased and canceled 1,719 shares for $4,683, including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status.
During the year ended December 31, 2013, the Company purchased and canceled approximately 2,300 shares for approximately $5,512, including commissions and expenses under a previously authorized share repurchase program. All repurchased shares were canceled and returned to authorized but unissued status.
In June 2013, the Company’s stockholders approved the Company’s 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase the Company’s common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the years ended December 31, 2014 and 2013, the Company issued 269 and 135 shares, respectively, under the ESPP. Total cash proceeds from the purchase of shares under the ESPP were approximately $487 and $225, respectively for the years ended December 31, 2014 and 2013. As of December 31, 2014, shares reserved for issuance to employees under this plan totaled 3,596 and the Company held employee contributions of approximately $88 (included in other current liabilities) for future purchases under the ESPP. The ESPP is considered compensatory. The Company recorded compensation expense of $178 and $57, respectively, during the years ended December 31, 2014 and 2013, related to the ESPP.
The Company has reserved approximately 5,446 unissued shares of common stock for future options and restricted stock units under the incentive compensation plan.
Preferred Stock
The Company's board of directors has authorized the issuance of up to 7,500 shares of preferred stock at December 31, 2014. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of December 31, 2014, the Board had not adopted any resolutions for the issuance of preferred stock.
14. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the year ended December 31, 2014 was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2013	$(1,688)	$25	$(1,663)
Other comprehensive loss before reclassifications	(6,055)	(68)	(6,123)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive loss	(6,055)	(68)	(6,123)
Balance, December 31, 2014	$(7,743)	$(43)	$(7,786)
15. Share-Based Compensation
Incentive Compensation Plans
The Company maintains Incentive Compensation Plans (the Plans) to attract, motivate, retain, and reward high quality executives and other employees, officers, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in the Company. The Plans are intended to be qualified plans under the Internal Revenue Code.
The Plans allow the Company to award stock option grants and restricted stock units (RSUs) to employees, directors and consultants of the Company. During 2014, the Company granted awards to employees and directors. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of the Company’s common stock on the date of the grant.

Data pertaining to stock option activity under the Plans are as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2011	13,348	$5.23
Granted	2,972	2.40
Exercised	(176)	1.08
Cancelled	(1,834)	6.10
Balance at December 31, 2012	14,310	4.58
Granted	4,902	2.19
Exercised	(143)	0.26
Cancelled	(3,087)	3.87
Balance at December 31, 2013	15,982	4.00
Granted	4,215	2.40
Exercised	(522)	1.71
Cancelled	(2,803)	4.15
Balance at December 31, 2014	16,872	3.66
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2014:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	493	1.2	$0.38	493	$0.38
$ 1.51 — $ 3.00	9,535	8.5	2.26	3,439	2.18
$ 3.01 — $ 4.50	2,621	3.3	3.74	2,458	3.78
$ 4.51 — $ 6.00	1,533	4.9	5.16	1,458	5.15
$ 6.01 — $ 7.50	1,633	1.4	6.46	1,620	6.46
$ 7.51 — $ 15.00	1,057	3.5	11.06	1,042	11.10
	16,872			10,510
The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013, and 2012 on a per-share basis was approximately $1.45, $1.48, and $1.60, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2014, 2013, and 2012 was approximately $449, $265, and $309, respectively. The aggregate intrinsic value of options outstanding at December 31, 2014 is approximately $6,008. The weighted average remaining contractual term of options currently exercisable at December 31, 2014 was 4.4 years.
The fair value of options awarded were estimated on the grant date using the following weighted average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected volatility	66.05%	77.96%	78.10%
Expected term, years	5.99	6.05	5.88
Risk-free interest	1.83%	1.31%	0.91%
Expected dividends	—%	—%	—%
Unrecognized share-based compensation related to stock options totaled $8,418 at December 31, 2014. The Company expects to amortize unvested stock compensation related to stock options over a weighted average period of approximately 2.5 years at December 31, 2014.

During the years ended December 31, 2014, 2013, and 2012, the Company recorded share-based compensation related to stock options of approximately $4,704, $6,617, and $7,426, respectively.
The following table summarizes the different types of RSUs outstanding (in thousands):

	Years Ended December 31,
	2014	2013	2012
RSUs with service-based vesting conditions	6,820	5,286	4,232
Performance-based RSUs	—	—	349
Unvested RSUs	6,820	5,286	4,581
Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant.
Data pertaining to RSUs activity under the Plans is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)
Balance at December 31, 2011	3,851	$3.66
Granted	4,085	2.37
Vested	(2,450)	2.68
Cancelled	(905)	3.17
Balance at December 31, 2012	4,581	2.74
Granted	4,970	2.15
Vested	(2,032)	2.53
Cancelled	(2,233)	2.78
Balance at December 31, 2013	5,286	2.24
Granted	5,542	2.33
Vested	(2,385)	2.28
Cancelled	(1,623)	2.22
Balance at December 31, 2014	6,820	2.30
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2014, 2013, and 2012 was approximately $2.33, $2.15, and $2.37, respectively. The total intrinsic value of the units vested during the years ended December 31, 2014, 2013, and 2012 was approximately $5,469, $5,117, and $5,400, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2014 is $18,892.
Share-based payment compensation related to RSUs for the years ended December 31, 2014, 2013, and 2012 was approximately $5,609, $5,671, and $7,049, respectively. At December 31, 2014 there was approximately $13,128 of total unrecognized compensation costs related to RSUs. That cost is expected to be recognized over a weighted-average period of approximately 2.65 years as of December 31, 2014.
The Company recorded share-based compensation expense related to stock options, restricted stock and RSUs during the years ended December 31, 2014, 2013, and 2012 of approximately $10,491, $12,345, and $14,475, respectively. Unrecognized share-based compensation expense totaled approximately $21,546 at December 31, 2014, which is expected to be recognized over a weighted average period of approximately 2.59 years.

The following table summarizes the components of share-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012
Share-based compensation expense by type:
Stock options	$4,704	$6,617	$7,426
Restricted stock units	5,609	5,671	7,049
ESPP	178	57	—
Total share-based compensation expense	$10,491	$12,345	$14,475
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$1,956	$1,873	$2,117
General and administrative expense	4,741	5,971	6,511
Sales and marketing expense	2,317	2,245	3,104
Research and development expense	1,477	2,256	2,743
Total share-based compensation expense	$10,491	$12,345	$14,475
16. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of the Company’s initial public offering (IPO), became holders of more than 10% of the Company’s common stock. On June 14, 2007, upon the closing of the Company’s IPO, all outstanding shares of the Company’s Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. As of December 31, 2014, 2013, and 2012, respectively, Goldman, Sachs & Co. owned approximately 31% of the Company’s outstanding common stock.
The Company leased office space to an entity in which previous members of its board of directors have an ownership interest. During the year ended December 31, 2012, the Company invoiced and collected approximately $16, in office space rental from this entity.
The Company sold services to entities owned, in whole or in part, by certain of the Company’s executive officers and previous directors. Revenue derived from related parties was less than 1% of total revenue for the year ended December 31, 2014. Revenue derived from related parties was approximately 1% for the years ended December 31, 2013 and 2012, respectively. Total outstanding accounts receivable from all related parties as of December 31, 2014, 2013 and 2012 was $0, $7 and $1,300, respectively.
During 2013, the Company entered into an agreement for services with an entity in which a current member of its board of directors was an officer. During 2013, the Company incurred approximately $154 in expense for services rendered. The Company did not incur similar expenses in 2014.

17. Leases and Commitments
Operating Leases
The Company is committed to various non-cancellable operating leases for office space and office equipment which expire through 2023. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of December 31, 2014 are as follows:

2015	$3,990
2016	3,152
2017	2,780
2018	2,850
2019	1,279
Thereafter	1,011
Total minimum payments	$15,062
Purchase Commitments
The Company has long-term commitments for bandwidth usage and co-location with various networks and Internet service providers or ISPs.
The following summarizes minimum commitments as of December 31, 2014:

2015	$32,241
2016	8,483
2017	1,466
2018	857
2019	353
Thereafter	—
Total minimum payments	$43,400
Rent and operating expense relating to these operating lease agreements and bandwidth and co-location agreements was approximately $58,288, $61,693, and $58,818, respectively, for the years ended December 31, 2014, 2013, and 2012.
Capital Leases
The Company leases equipment under capital lease agreements which extend through 2017. As of December 31, 2014 and 2013, the outstanding balance for capital leases was approximately $358 and $824, respectively. The Company recorded assets under capital lease obligations of approximately $2,224 and $2,312, respectively, as of December 31, 2014 and 2013. Related accumulated amortization totaled approximately $2,209 and $1,878, respectively as of December 31, 2014 and 2013. The assets acquired under capital leases and related accumulated amortization is included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Operations. The average interest rate on the Company’s outstanding capital leases at December 31, 2014 was approximately six percent. Interest expense related to capital leases was approximately $32, $76, and $170, respectively, for the years ended December 31, 2014, 2013, and 2012.
Future minimum capital lease payments at December 31, 2014 were as follows:

2015	$238
2016	134
2017	4
2018	—
2019	—
Thereafter	—
Total	376
Amounts representing interest	(18)
Present value of minimum lease payments	$358

18. Concentrations
During the year ended December 31, 2014, the Company had no customer who represented 10% or more of total revenue. For the years ended December 31, 2013, and 2012, Netflix, Inc. represented approximately 11% of the Company’s total revenue.
Revenue from sources outside America totaled approximately $60,957, $54,413, and $54,636, respectively, for the years ended December 31, 2014, 2013, and 2012.
During the years ended December 31, 2014 and 2012, the Company had two countries, Japan and the United States, which accounted for 10% or more of the Company’s total revenues. During the year ended December 31, 2013, the Company had no single country outside of the United States that accounted for 10% or more of the Company's total revenues.
19. Income Taxes
The Company's loss from continuing operations before income taxes consists of the following:

	Years Ended December 31,
	2014	2013	2012
(Loss) income from continuing operations before income taxes:
United States	$(25,025)	$(34,789)	$(29,991)
Foreign	372	200	437
	$(24,653)	$(34,589)	$(29,554)
The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$(143)	$—	$—
State	26	80	(20)
Foreign	680	442	558
Total current	563	522	538
Deferred:
Federal	15	16	16
State	—	—	—
Foreign	(375)	(151)	(73)
Total deferred	(360)	(135)	(57)
Total provision	$203	$387	$481

A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate is shown in the table below:

	Years Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(8,629)	35%	$(12,106)	35%	$(10,344)	35%
Impact related to sale of discontinued operations	(143)	1%	—	—%	—	—%
Valuation allowance	7,424	(30)%	12,958	(37)%	10,329	(35)%
Foreign income taxes	(26)	—%	221	(1)%	351	(1)%
State income taxes	26	—%	80	—%	(20)	—%
Non-deductible expenses	1,335	(6)%	(783)	2%	168	(1)%
Uncertain tax positions	201	(1)%	14	—%	(18)	—%
Share-based compensation	—	—%	—	—%	—	—%
Other	15	—%	3	—%	15	—%
Provision for income taxes	$203	(1)%	$387	(1)%	$481	(2)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Share-based compensation	$13,613	$12,797
Net operating loss and tax credit carry-forwards	33,519	25,052
Deferred revenue	2,089	2,808
Accounts receivable reserves	556	537
Fixed assets	4,813	5,751
Other	1,693	2,267
Total deferred tax assets	56,283	49,212
Deferred tax liabilities:
Intangible assets	(177)	(738)
Prepaid expenses	(144)	(164)
Other	(36)	(65)
Total deferred tax liabilities	(357)	(967)
Valuation allowance	(54,654)	(47,166)
Net deferred tax assets	$1,272	$1,079
In addition to the deferred tax assets listed in the table above, the Company has unrecorded tax benefits of $10,750 and $10,350 at December 31, 2014 and December 31, 2013, respectively, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction associated with employee stock options and RSUs, which, if subsequently realized will be recorded to contributed capital. As a result of net operating loss (NOL) carryforwards, the Company was not able to recognize the excess tax benefits of stock option deductions because the deductions did not reduce income tax payable. Although not recognized for financial reporting purposes, this unrecorded tax benefit is available to reduce future income and is incorporated into the disclosed amounts of the Company’s federal and state NOL carryforwards, discussed below.
The federal and state NOL carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. At December 31, 2014, the Company had $97,400 federal and $66,200 state NOL carryforwards, including the NOLs discussed in the preceding paragraph. The Company’s federal NOL will begin to expire in 2027 and the state NOL carryforwards will begin to expire in 2015. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of

NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). At December 31, 2014 the Company had state tax credit carryforwards of $88, which will expire at various dates beginning in 2015.
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
A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries as management cannot conclude that it is more-likely-than-not that these assets will be realized. As of December 31, 2014, no valuation allowance was provided on $1,600 of deferred tax assets associated with certain NOLs because it was believed that they will be used to offset the Company’s liabilities relating to its uncertain tax positions. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.
Estimated liabilities for unrecognized tax benefits are included in “other liabilities” on the consolidated balance sheet. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. As of December 31, 2014, unrecognized tax benefits were $2,043, of which approximately $446, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances.
A summary of the activities associated with the Company’s reserve for unrecognized tax benefits, interest and penalties follow:

Unrecognized Tax Benefits
Balance at January 1, 2013	$1,757
Additions for tax positions related to current year	—
Settlements	—
Reduction for tax positions of prior years	—
Balance at December 31, 2013	1,757
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	312
Settlements	—
Adjustment related to foreign currency translation	(4)
Reductions related to the lapse of applicable statute of limitations	(22)
Reduction for tax positions of prior years	—
Balance at December 31, 2014	$2,043
The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2014, the Company had an interest and penalties accrual related to unrecognized tax benefits of $79, which decreased during 2014 by $15. The Company anticipates its unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settled potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change.
The Company files income tax returns in jurisdictions with varying statues of limitations. Tax years 2010 through 2013 generally remain subject to examination by federal and most state tax authorities. As of December 31, 2014, the Company is not under any federal or state examinations.
Income taxes have not been provided on a portion of the undistributed earnings of the Company’s foreign subsidiaries over which the Company had sufficient influence to control the distribution of such earnings and had determined that substantially all of such earnings were reinvested indefinitely. The undistributed earnings of the Company’s foreign subsidiaries were approximately $1,600 at December 31, 2014. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of the Company’s domestic subsidiaries, or if the Company sells its investment in such subsidiaries. A hypothetical calculation of the deferred tax liability, assuming those earnings were remitted, is not practicable.
20. 401(k) Plan
The Company manages the Limelight Networks 401(k) Plan covering effectively all employees of the Company. The plan is a 401(k) profit sharing plan in which participating employees are fully vested in any contributions they make.
The Company will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Company employees may elect to reduce their current compensation up to the statutory limit. The Company made matching contributions of approximately $1,225, $1,196, and $1,101 during the years ended December 31, 2014, 2013, and 2012, respectively.
21. Segment Reporting and Geographic Information
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area:

	Years Ended December 31,
	2014	2013	2012
Revenue
Americas	$101,302	$119,020	$125,600
EMEA	33,630	30,793	30,898
Asia Pacific	27,327	23,620	23,738
Total revenue	$162,259	$173,433	$180,236
The following table sets forth long-lived assets by geographic area:

	Years Ended December 31,
	2014	2013	2012
Long-lived Assets
Americas	$22,505	$26,502	$36,513
International	11,202	8,757	11,125
Total long-lived assets	$33,707	$35,259	$47,638

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
As of December 31, 2014 and 2013, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis. These include money market funds, commercial paper, corporate notes and bonds, U.S. government agency bonds, a convertible debt security and publicly traded stocks, which are classified as either cash and cash equivalents or marketable securities.
The Company’s financial assets are valued using market prices on active markets (level 1), less active markets (level 2) and on unobservable inputs where little or no market data exists (level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments or identical instruments in less active markets. Level 3 inputs are valued using models that take into account the terms of the arrangement as well as multiple inputs where applicable, such as current interest rates, discount rates and customer credit profile.
The following is a summary of fair value measurements at December 31, 2014:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$57	$57	$—	$—
Corporate notes and bonds (1)	21,850	—	21,850	—
Commercial paper (1)	1,497	—	1,497	—
Certificate of deposit (1)	11,010	—	11,010	—
Convertible debt security (1)	1,000	—	—	1,000
Total assets measured at fair value	$35,414	$57	$34,357	$1,000

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
In November 2014, the Company made a $1,000 strategic, noncontrolling convertible debt security investment in an unconsolidated privately-held entity, which is included in marketable securities in its Consolidated Balance Sheets. The fair value of this investment has been measured based on this recent transaction, which is considered the best evidence of fair value currently available. When this evidence is not available, the Company uses other valuation techniques such as transactions in similar instruments, discounted cash flow techniques, third party appraisals or public comparables. Based on its assessment of fair value at December 31, 2014, there has not been any significant change in the fair value of the convertible debt security since the date of the Company's investment.

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
23. Quarterly Financial Results (unaudited)
The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2014 and 2013.
In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K:

	For the Three Months Ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014 (a)	Dec. 31, 2014
Revenues	$41,170	$41,343	$39,020	$40,727
Gross profit	$15,267	$15,873	$16,141	$16,129
Loss from continuing operations	$(7,640)	$(7,138)	$(5,071)	$(5,007)
Income (loss) from discontinued operations	$—	$269	$(4)	$—
Net loss	$(7,640)	$(6,869)	$(5,075)	$(5,007)
Basic and diluted net loss per share from continuing operations	$(0.08)	$(0.07)	$(0.05)	$(0.05)
Basic and diluted net loss per share from discontinued operations	$—	$—	$—	$—
Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.05)	$(0.05)
Basic and diluted weighted average common shares outstanding	97,946	98,419	98,458	98,637
(a) During the three months ended September 30, 2014, the Company recorded an immaterial error correction of approximately $1,100 relating to previous over billings by a co-location provider. The correction was recorded as a reduction of costs of revenue.

	For the Three Months Ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013 (b)
Revenues	$45,813	$42,763	$42,656	$42,200
Gross profit	$16,777	$14,417	$15,240	$15,275
Loss from continuing operations	$(8,136)	$(11,233)	$(10,903)	$(4,704)
Loss from discontinued operations	$—	$—	$(15)	$(411)
Net loss	$(8,136)	$(11,233)	$(10,918)	$(5,115)
Basic and diluted net loss per share from continuing operations	$(0.08)	$(0.12)	$(0.11)	$(0.05)
Basic and diluted net loss per share from discontinued operations	$—	$—	$—	$—
Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.11)	$(0.05)
Basic and diluted weighted average common shares outstanding	96,818	96,257	96,949	97,380
(b) See discussion of sale of the WCM business in Note 4.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Limelight Networks, Inc.
We have audited Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Limelight Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Limelight Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 17, 2015 expressed an unqualified opinion thereon.
                                 /s/    Ernst & Young LLP
Phoenix, Arizona
February 17, 2015

Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is included under the captions “Proposal One: Election of Directors,” “— Information About the Directors and Nominees,” and “Board of Directors Meetings and Committees — Nominating and Governance Committee” in our Proxy Statement related to the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item regarding our Audit Committee is included under the caption “Board of Directors Meetings and Committees” in our Proxy Statement related to the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.
The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Executive Compensation and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
We have adopted a code of ethics and business conduct that applies to our Chief Executive Officer, Chief Financial Officer and all other principal executive and senior financial officers and all employees, officers and directors. This code of ethics and business conduct is posted on our website. The Internet address for our website is www.limelight.com, and the code of ethics may be found from our main webpage by clicking first on “About Us” and then on “Investors”, next on “Corporate Governance”, and finally on “Code of Ethics” under Governance Documents.
We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Ethics” as specified above.
Item 11.     Executive Compensation
The information appearing under the headings “Executive Compensation and Other Matters,” “— Director Compensation,” “Board of Directors Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” and “— Compensation Committee Report” in our Proxy Statement related to the 2015 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information regarding our current equity compensation plans as of December 31, 2014 (shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,872	$3.66	5,446
Equity compensation plans not approved by security holders	—	—	—
Total	16,872	$3.66	5,446
Item 13.     Certain Relationships, Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the heading “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the headings “Proposal One: Election of Directors” and “Board of Directors Meetings and Committees — Board Independence,” in each case in our Proxy Statement related to the 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.     Principal Accountant Fees and Services
The information required by this item is included under the headings “Audit Committee Report—Principal Accountant Fees and Services” and “— Audit Committee Pre-Approval Policy,” in each case in our Proxy Statement related to the 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV
Item 15.     Exhibits and Financial Statement Schedules.

(a)	Documents included in this annual report on Form 10-K.

(1)	Financial Statements. See Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	Financial Schedules. The schedule listed below is filed as part of this annual report on Form 10-K:

Page
Schedule II — Valuation and Qualifying Accounts	85
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

LIMELIGHT NETWORKS, INC.

Date:	February 17, 2015	By:	/S/ PETER J. PERRONE
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

Signature	Title	Date

/S/ ROBERT A. LENTO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2015
Robert A. Lento

/S/ PETER J. PERRONE	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 17, 2015
Peter J. Perrone

/S/ DANIEL R. BONCEL	Vice President, Finance (Principal Accounting Officer)	February 17, 2015
Daniel R. Boncel

/S/ WALTER D. AMARAL	Non-Executive Chairman of the Board and Director	February 17, 2015
Walter D. Amaral

/S/ GRAY HALL	Director	February 17, 2015
Gray Hall

/S/ JEFFREY T. FISHER	Director	February 17, 2015
Jeffrey T. Fisher

/S/ JOSEPH H. GLEBERMAN	Director	February 17, 2015
Joseph H. Gleberman

/S/ FREDRIC W. HARMAN	Director	February 17, 2015
Fredric W. Harman

/S/ DAVID C. PETERSCHMIDT	Director	February 17, 2015
David C. Peterschmidt

LIMELIGHT NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2012:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,391	2,062	(170)	2,213	$4,070
Deferred tax asset valuation allowance	$36,215	10,000	—	—	$46,215
Year ended December 31, 2013:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,070	965	(30)	2,995	$2,010
Deferred tax asset valuation allowance	$46,215	951	—	—	$47,166
Year ended December 31, 2014:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$2,010	408	(230)	354	$1,834
Deferred tax asset valuation allowance	$47,166	7,488	—	—	$54,654

INDEX TO EXHIBITS
____________

Exhibit Number	Exhibit Title
2.1(1)
Agreement and Plan of Merger by and among Registrant, Elvis Merger Sub One Corporation, Elvis Merger Sub Two LLC, EyeWonder, Inc., John J. Vincent, as Stockholder Representative and Deutsche Bank National Trust, as Escrow Agent, dated December 21, 2009.

2.2(2)	Purchase Agreement dated as of August 30, 2011 by and among DG FastChannel, Inc., Limelight Networks, Inc. and Limelight Networks Germany GmbH.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(5)	Specimen Common Stock Certificate of the Registrant.

4.2(5)	Amended and Restated Investors’ Rights Agreement dated July 12, 2006.

10.1(5)	Form of Indemnification Agreement for directors and officers.

10.2(5)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(5)	2007 Equity Incentive Plan and form of agreement thereunder.

10.4†(6)	Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, and amendments thereto.

10.4.01†(7)	Amendments to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001.

10.4.02†(8)	Amendment #23 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.

10.4.03†(9)	Amendment #24 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.

10.5(10)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.6(11)	Employment Agreement between the Registrant and Philip C. Maynard effective October 22, 2007.

10.6.01(12)	Amendment to Employment Agreement between the Registrant and Philip C. Maynard dated December 30, 2008.

10.7(13)	Master Executive Bonus and Management Bonus Plan.

10.8(14)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.9(15)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.10(16)	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.

10.11(17)	Employment Agreement between the Registrant and Charles Kirby Wadsworth dated June 22, 2012.

10.12(18)	Interim CEO Employment Agreement between the Registrant and Robert A. Lento dated November 8, 2012.

10.13(19)	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.

10.14(20)	Employment Agreement between the Registrant and George Vonderhaar dated January 22, 2013.

10.15(21)	Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.16(22)	Employment Agreement between the Registrant and Peter J. Perrone dated July 23, 2013.

10.17	Employment Agreement between the Registrant and Sajid Malhotra dated March 24, 2014.

21.1(23)	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT.

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.
____________

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2009.

(2)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on September 6, 2011.

(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2011.

(4)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on February 29, 2013.

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

(7)	Incorporated by reference to Exhibit 10.10.01 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008.

(8)	Incorporated by reference to Exhibit 10.10.02 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2009.

(9)	Incorporated by reference to Exhibit 10.10.03 of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009.

(10)
Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(11)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on November 13, 2007.

(12)	Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(13)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.

(14)	Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.

(15)	Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.

(16)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(17)	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012.

(18)	Incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(19)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2013.

(20)	Incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(21)	Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(22)	Incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(23)	Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K filed on February 20, 2014.

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