Form 10-Q
period 2015-03-31
Limelight Networks, Inc.
filed 2015-05-01
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of April 24, 2015: 99,545,303 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2015

Note Regarding Forward-Looking Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These statements include, among other things:

•	our expectations regarding revenue, costs and expenses;

•	our plans regarding investing in our content delivery network, as well as other products and technologies;

•	our beliefs regarding the growth of, and competition within, the content delivery industry;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	our expectations regarding hiring and headcount;

•	the impact of certain new accounting standards and guidance;

•	our plans with respect to investments in marketable securities;

•	our expectations and strategies regarding acquisitions;

•	our expectations regarding the Akamai litigation and other pending or potential disputes;

•	our estimations regarding taxes and belief regarding our tax reserves;

•	our beliefs regarding the use of Non-GAAP financial measures;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	the sufficiency of our sources of funding;

•	our belief regarding our interest rate risk; and

•	our beliefs regarding the significance of our large customers;
as well as other statements regarding our financial condition and prospects, future operations, and business strategies. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the caption “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (SEC).
In addition, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Unless expressly indicated or the context requires otherwise, the terms "Limelight," "we," "us," and "our" in this document refer to Limelight Networks, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$45,508	$57,767
Marketable securities	35,436	35,317
Accounts receivable, net	27,357	22,622
Income taxes receivable	218	237
Deferred income taxes	77	78
Prepaid expenses and other current assets	8,240	9,625
Total current assets	116,836	125,646
Property and equipment, net	34,062	32,636
Marketable securities, less current portion	40	40
Deferred income taxes, less current portion	1,309	1,364
Goodwill	76,020	76,133
Other intangible assets, net	858	1,071
Other assets	3,646	4,451
Total assets	$232,771	$241,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,059	$7,065
Deferred revenue	3,471	3,509
Capital lease obligations	—	223
Income taxes payable	166	248
Other current liabilities	11,351	14,383
Total current liabilities	23,047	25,428
Capital lease obligations, less current portion	—	135
Deferred income taxes	144	170
Deferred revenue, less current portion	241	405
Other long-term liabilities	2,749	3,040
Total liabilities	26,181	29,178
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at March 31, 2015, and December 31, 2014; 99,534 and 98,409 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	99	98
Additional paid-in capital	467,413	464,294
Accumulated other comprehensive loss	(10,796)	(7,786)
Accumulated deficit	(250,126)	(244,443)
Total stockholders’ equity	206,590	212,163
Total liabilities and stockholders’ equity	$232,771	$241,341
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$42,329	$41,170
Cost of revenue:
Cost of services (1)	21,657	21,566
Depreciation — network	4,153	4,337
Total cost of revenue	25,810	25,903
Gross profit	16,519	15,267
Operating expenses:
General and administrative	6,850	7,028
Sales and marketing	10,276	10,254
Research and development	6,263	4,578
Depreciation and amortization	640	1,066
Total operating expenses	24,029	22,926
Operating loss	(7,510)	(7,659)
Other income (expense):
Interest expense	(4)	(12)
Interest income	74	70
Other, net	1,812	17
Total other income (expense)	1,882	75
Loss before income taxes	(5,628)	(7,584)
Income tax expense	55	56
Net loss	$(5,683)	$(7,640)

Net loss per share:
Basic and diluted	$(0.06)	$(0.08)

Weighted average shares used in per share calculation:
Basic and diluted	98,636	97,946
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(5,683)	$(7,640)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	61	7
Foreign exchange translation (loss) gain	(3,071)	153
Other comprehensive income (loss), net of tax	(3,010)	160
Comprehensive loss	$(8,693)	$(7,480)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(5,683)	$(7,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,793	5,403
Share-based compensation	3,069	2,579
Foreign currency remeasurement gain	(1,691)	(12)
Deferred income taxes	(53)	(23)
Accounts receivable charges	246	160
Amortization of premium on marketable securities	58	173
Changes in operating assets and liabilities:
Accounts receivable	(4,980)	(1,979)
Prepaid expenses and other current assets	1,150	(1,073)
Income taxes receivable	(2)	(21)
Other assets	792	617
Accounts payable	382	3,808
Deferred revenue	(203)	(831)
Other current liabilities	(2,105)	(2,972)
Income taxes payable	(52)	(106)
Other long term liabilities	(269)	(173)
Net cash used in operating activities	(4,548)	(2,090)
Investing activities
Purchases of marketable securities	(9,956)	(5,197)
Maturities of marketable securities	9,840	4,380
Purchases of property and equipment	(6,666)	(3,065)
Net cash used in investing activities	(6,782)	(3,882)
Financing activities
Payments on capital lease obligations	(358)	(160)
Payment of employee tax withholdings related to restricted stock vesting	(1,107)	(864)
Cash paid for purchase of common stock	(957)	—
Proceeds from exercise of stock options and employee stock plans	1,975	117
Net cash used in financing activities	(447)	(907)
Effect of exchange rate changes on cash and cash equivalents	(482)	137
Net decrease in cash and cash equivalents	(12,259)	(6,742)
Cash and cash equivalents, beginning of period	57,767	85,956
Cash and cash equivalents, end of period	$45,508	$79,214
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4	$11
Cash paid during the period for income taxes, net of refunds	$178	$198
Property and equipment expenditures remaining in accounts payable and other current liabilities	$3,072	$2,503
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015
1. Nature of Business
Limelight operates a globally distributed, high-performance network and provides a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration and security, and cloud storage services. These four primary service groups work collectively to enable any organization to deliver digital content to any device, anywhere in the world.
We were incorporated in Delaware in 2003, and have operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. We began international operations in 2004.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that, in the opinion of management, are necessary for the fair presentation of the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any future periods. This quarterly report on Form 10-Q should be read in conjunction with our audited financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2014. All information is presented in thousands, except per share amounts and where specifically noted.
The consolidated financial statements include accounts of Limelight and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain other reclassifications have been made to prior year amounts to conform to the current year presentation.
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other future periods.
Recent Accounting Standards
Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, this ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. We adopted this guidance on January 1, 2015. The new guidance would only impact us upon the disposal of a business.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for us in the first quarter of 2017, if not deferred as discussed below. Early adoption is not permitted. The standard permits the use of the retrospective or cumulative effect transition method. In April 2015, the FASB proposed a one-year deferral of the effective date of ASU 2014-09. If approved, the new standard will become effective for us beginning with the first quarter of 2018. We have not yet selected a transition method, and are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.
In August 2014, the FASB issued ASU 2014-15, which provides guidance for disclosure of uncertainties about an entity’s ability to continue as a going concern. ASU 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for us in the first annual period ending after December 15, 2016, and interim periods within such year; however, early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-2, which provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016. We are currently evaluating what impact, if any, this ASU will have on our consolidated financial statements.
3. Investments in Marketable Securities
The following is a summary of marketable securities, designated as available-for-sale, at March 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$17,520	$7	$7	$17,520
Commercial paper	1,499	—	—	1,499
Corporate notes and bonds	15,453	14	10	15,457
Convertible debt security	1,000	—	—	1,000
Total marketable securities	$35,472	$21	$17	$35,476
At March 31, 2015, we evaluated our marketable securities and determined unrealized losses were due to fluctuations in interest rates. We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence as of March 31, 2015. Our intent is to hold these investments to such time as these assets are no longer impaired. We view our available-for-sale securities as available for current operations.
The amortized cost and estimated fair value of the marketable debt securities at March 31, 2015, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$20,139	$5	$8	$20,136
Due after one year and through five years	15,333	16	9	15,340
	$35,472	$21	$17	$35,476

The following is a summary of marketable securities, designated as available-for-sale, at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$11,040	$2	$32	$11,010
Commercial paper	1,498	—	1	1,497
Corporate notes and bonds	21,876	7	33	21,850
Convertible debt securities	1,000	—	—	1,000
Total marketable securities	$35,414	$9	$66	$35,357
The amortized cost and estimated fair value of the marketable debt securities at December 31, 2014, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$19,798	$5	$9	$19,794
Due after one year and through five years	15,616	4	57	15,563
	$35,414	$9	$66	$35,357
4. Accounts Receivable, net
Accounts receivable, net include:

	March 31,	December 31,
	2015	2014
Accounts receivable	$18,430	$14,507
Unbilled accounts receivable	10,756	9,949
	29,186	24,456
Less: credit allowance	(500)	(380)
Less: allowance for doubtful accounts	(1,329)	(1,454)
Total accounts receivable, net	$27,357	$22,622
5. Goodwill
We have recorded goodwill as a result of our business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of our acquisitions, the objective of the acquisition was to expand our product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill.
We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit. The estimated fair value of the reporting unit is determined using our market capitalization as of our annual impairment assessment date or each reporting date if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to:

•	sustained decline in our stock price due to a decline in its financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors;

•	decline in overall market or economic conditions leading to a decline in our stock price; and

•	decline in observed control premiums paid in business combinations involving comparable companies.
No interim indicators of impairment were identified as of March 31, 2015. Foreign currency translation adjustments decreased the carrying amount of goodwill for the three months ended March 31, 2015, by $113.

6. Property and Equipment, net
Property and equipment, net include:

	March 31,	December 31,
	2015	2014
Network equipment	$194,417	$192,145
Computer equipment	12,782	12,169
Furniture and fixtures	2,596	2,718
Leasehold improvements	7,455	7,351
Other equipment	564	570
Total property and equipment	217,814	214,953
Less: accumulated depreciation and amortization	(183,752)	(182,317)
Total property and equipment, net	$34,062	$32,636
Depreciation and amortization expense related to property and equipment classified in operating expense was $443 and $729 for the three months ended March 31, 2015 and 2014, respectively.
7. Other Current Liabilities
Other current liabilities include:

	March 31,	December 31,
	2015	2014
Accrued compensation and benefits	$3,458	$5,266
Accrued cost of revenue	2,182	2,031
Accrued legal fees	1,275	1,292
Deferred rent	1,236	1,277
Other accrued expenses	3,200	4,517
Total other current liabilities	$11,351	$14,383
8. Other Long Term Liabilities
Other long term liabilities include:

	March 31,	December 31,
	2015	2014
Deferred rent	$2,248	$2,511
Income taxes payable	501	529
Total other long term liabilities	$2,749	$3,040
9. Contingencies
Legal Matters
Akamai Litigation
In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were was infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, United States Patent No. 6,553,413 (the ’413 patent) and United States Patent No. 6,108,703 (the ’703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third patent United States Patent No. 7,103,645 (the ’645 patent). Before trial, Akamai waived by stipulation its claims of indirect or induced infringement and proceeded to trial only on the theory of direct infringement. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ’703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45,500, which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded prejudgment interest, which we estimated to be $2,600 at December 31, 2007. We recorded an aggregate $48,100 as a provision for litigation as of December 31, 2007. During 2008, we recorded a potential additional provision of approximately $17,500 for potential additional infringement damages and interest. The total provision for litigation at December 31, 2008 was $65,600.
On July 1, 2008, the District Court denied our Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The District Court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding our equitable defenses. The District Court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the District Court’s earlier denial of our motion for JMOL. Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the United States Court of Appeals for the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp., released after the District Court denied our initial motion for JMOL. On April 24, 2009, the District Court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ’703 patent and that we were entitled to JMOL. Based upon the District Court’s April 24, 2009 order, we reversed the $65,600 provision for litigation previously recorded for this lawsuit as we no longer believed that payment of any amounts represented by the litigation provision was probable. The District Court entered final judgment in our favor on May 22, 2009, and Akamai filed its notice of appeal of the District Court’s decision on May 26, 2009. On December 20, 2010, the United States Court of Appeals for the Federal Circuit issued its opinion affirming the District Court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the District Court’s entry of judgment in our favor, and reinstated the appeal.
On August 31, 2012, the Federal Circuit issued its opinion in the case. The Federal Circuit stated that the District Court correctly determined that we did not directly infringe Akamai’s ’703 patent and upheld the District Court’s decision to vacate the original jury’s damages award. The Federal Circuit also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the District Court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Federal Circuit's new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Federal Circuit decision. Akamai then filed a cross petition for consideration of the Court of Appeals' standard for direct infringement followed by an opposition to our petition. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. On June 2, 2014, the Supreme Court issued its decision and reversed the Federal Circuit's decision, remanding the case back to that court. On July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original Court of Appeals panel for further proceedings. The Federal Circuit heard arguments on September 11, 2014. We do not believe an ultimate loss is probable; therefore, no provision for this lawsuit is recorded in the consolidated financial statements.
In light of the status of the litigation, we believe that there is a reasonable possibility that we have incurred a loss related to the Akamai litigation. While we believe that there is a reasonable possibility that a loss has been incurred, we are not able to estimate a range of the loss due to the complexity and procedural status of the case. We will continue to vigorously defend against the allegation.
Legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses as incurred, as reported in the consolidated statement of operations.
Other Litigation
We are subject to various other legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
Other Matters
We are subject to indirect taxation in various states and foreign jurisdictions. Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on us conducting business online or providing Internet-related services. Increased regulation could negatively affect our business directly, as well as the businesses of our customers, which could reduce their demand for our services. For example, tax authorities in various states and abroad may impose taxes on the

Internet-related revenue we generate based on regulations currently being applied to similar but not directly comparable industries.
There are many transactions and calculations where the ultimate tax determination is uncertain. In addition, domestic and international taxation laws are subject to change. In the future, we may come under audit, which could result in changes to our tax estimates. We believe we maintain adequate tax reserves to offset potential liabilities that may arise upon audit. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent these estimates ultimately prove to be inaccurate, the associated reserves would be adjusted, resulting in the recording of a benefit or expense in the period in which a change in estimate or a final determination is made.
10. Net Loss per Share
We calculate basic and diluted earnings per weighted average share based on net income (loss). We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic earnings per share. Diluted earnings per share includes the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans in the weighted-average number of shares of common stock outstanding.
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net loss	$(5,683)	$(7,640)
Basic and diluted weighted average outstanding shares of common stock	98,636	97,946
Basic and diluted net loss per share	$(0.06)	$(0.08)
For the three months ended March 31, 2015 and 2014, potentially dilutive common stock, including awards granted under our equity incentive compensation plans of 4,115 and 1,607, respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.
11. Stockholders’ Equity
Common Stock
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. Under the current authorization, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. During the three months ended March 31, 2015, we purchased and canceled 293 shares for $818, including commissions and expenses. During the three months ended March 31, 2014, we did not repurchase any shares under the repurchase plan. All repurchased shares were canceled and returned to authorized but unissued status.
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. As of March 31, 2015, shares reserved for issuance to employees under this plan totaled 3,596, and we held employee contributions of $347 (included in other current liabilities) for future purchases under the ESPP. The ESPP is considered compensatory.
12. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2014	$(7,743)	$(43)	$(7,786)
Other comprehensive (loss) income before reclassifications	(3,071)	61	(3,010)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive (loss) income	(3,071)	61	(3,010)
Balance, March 31, 2015	$(10,814)	$18	$(10,796)
13. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended March 31,
	2015	2014
Share-based compensation expense by type:
Stock options	$1,182	$1,230
Restricted stock units	1,813	1,293
ESPP	74	56
Total share-based compensation expense	$3,069	$2,579
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$513	$504
General and administrative expense	1,406	1,200
Sales and marketing expense	689	525
Research and development expense	461	350
Total share-based compensation expense	$3,069	$2,579
Unrecognized share-based compensation expense totaled approximately $26,295 at March 31, 2015, of which $8,129 related to stock options and $18,166 related to restricted stock awards. We currently expect to recognize share-based compensation expense of $8,794 during the remainder of 2015, $10,005 in 2016 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at March 31, 2015.
14. Leases and Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment that expire through 2023. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of March 31, 2015, are as follows:

Remainder of 2015	$2,868
2016	3,127
2017	2,756
2018	2,826
2019	1,265
Thereafter	985
Total minimum payments	$13,827

Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers, or ISPs.
The following summarizes minimum commitments as of March 31, 2015:

Remainder of 2015	$24,772
2016	10,664
2017	2,108
2018	1,071
2019	401
Thereafter	13
Total minimum payments	$39,029
Capital Leases
We leased equipment under capital lease agreements which extended through 2017. The outstanding balance for capital leases was $358 as of December 31, 2014. In March 2015, we paid $323, which represented the outstanding balance for its capital lease obligations. As of March 31, 2015, we had no outstanding capital lease obligations. The assets acquired under capital leases and related accumulated amortization is included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the consolidated statements of operations. Interest expense related to capital leases was $4 and $11 for the three months ended March 31, 2015 and 2014, respectively.
15. Concentrations
During the three months ended March 31, 2015, we had no customer who represented 10% or more of its total revenue. For the three months ended March 31, 2014, Netflix, Inc. represented approximately 12% of our total revenue.
Revenue from the United States, our country of domicile, was $25,611 for the three months ended March 31, 2015, compared to $25,160 for the three months ended March 31, 2014.
During the three months ended March 31, 2015, we had two countries, the United States and Japan that accounted for 10% or more of our total revenues. During the three months ended March 31, 2014, we had no single country outside of the United States that accounted for 10% or more of our total revenues.
16. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the income tax expense for the three months ended March 31, 2015 and 2014, was $55 and $56, respectively. Income tax expense on the loss before taxes was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three-month periods.
We file income tax returns in jurisdictions with varying statues of limitations. Tax years 2010 through 2014 generally remain subject to examination by federal and most state tax authorities. As of March 31, 2015, we are not under any federal or state examination.
17. Segment Reporting and Geographic Areas
We operate in one industry segment — content delivery and related services. We operate in three geographic areas — Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2015		2014
Americas	$27,259	64.4%	$27,224	66.1%
EMEA	8,049	19.0%	8,503	20.7%
Asia Pacific	7,021	16.6%	5,443	13.2%
Total revenue	$42,329	100.0%	$41,170	100.0%
The following table sets forth long-lived assets by geographic area:

	March 31,	December 31,
	2015	2014
Americas	$24,014	$22,505
International	10,906	11,202
Total long-lived assets	$34,920	$33,707
18. Fair Value Measurements
As of March 31, 2015, and December 31, 2014, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at March 31, 2015:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$118	$118	$—	$—
Corporate notes and bonds (1)	15,457	—	15,457	—
Commercial paper (1)	1,499		1,499
Certificate of deposit (1)	17,520	—	17,520	—
Convertible debt security (1)	1,000	—	—	1,000
Total assets measured at fair value	$35,594	$118	$34,476	$1,000

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
In November 2014, we made a $1,000 strategic, noncontrolling convertible debt security investment in an unconsolidated privately-held entity, which is included in marketable securities in our Consolidated Balance Sheets. There has not been any significant change in the fair value of the convertible debt security since the date of our investment.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014, included in Part II of our annual report on Form 10-K filed with the SEC, on February 17, 2015.
Prior period information has been modified to conform to current year presentation. All information in this Item 2 is presented in thousands, except per share amounts, customer count and where specifically noted.
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance, computing platform (our global network) and provide a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration and security, and cloud storage services. These four primary service groups work collectively to enable organizations to deliver digital content to any device, anywhere in the world. The suite of services that we offer collectively comprises our Limelight Orchestrate Platform (the Orchestrate Platform).
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represented approximately 77% of our total revenue during the three months ended March 31, 2015. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services. We believe continued increases in content delivery traffic growth rates is an important trend that will continue to outpace declining average selling prices in the industry.
We compete in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own network. During the first quarter of 2015, we had no customer who represented 10% or more of our total revenue. During the first quarter of 2014, Netflix, Inc. (Netflix) represented approximately 12% of our total revenue. Our contract with Netflix expired in July 2014.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continue to work with our vendors to renegotiate our fixed rate infrastructure contracts to variable rate in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. We increased headcount from 520 at December 31, 2014, to 533 as of March 31, 2015, primarily in our operations and sales organizations. We expect headcount will continue to increase as we expand our business and continue our investments in research and development and increase our sales force.
The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue.

	Three Months Ended March 31,
	2015		2014
Revenues	$42,329	100.0%	$41,170	100.0%
Cost of revenue	25,810	61.0%	25,903	62.9%
Gross profit	16,519	39.0%	15,267	37.1%
Total operating expenses	24,029	56.8%	22,926	55.7%
Operating loss	(7,510)	(17.7)%	(7,659)	(18.6)%
Total other income (expense)	1,882	4.4%	75	0.2%
Loss before income taxes	(5,628)	(13.3)%	(7,584)	(18.4)%
Income tax expense	55	0.1%	56	0.1%
Net loss	$(5,683)	(13.4)%	$(7,640)	(18.6)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation, litigation expenses, amortization of intangibles, and the gain (loss) on sale of our web content management (WCM) business. We define EBITDA as U.S. GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, depreciation and amortization, and gain (loss) on sale of WCM. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for share-based compensation and litigation expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.
In our April 30, 2015, earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net loss, EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended
	March 31,	Dec. 31,	March 31,
	2015	2014	2014
U.S. GAAP net loss	$(5,683)	$(5,007)	$(7,640)
Share-based compensation	3,069	2,691	2,579
Litigation defense expenses	19	(3)	273
Amortization of intangible assets	197	204	337
Loss on sale of the WCM business	—	—	62
Non-GAAP net loss	$(2,398)	$(2,115)	$(4,389)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended
	March 31,	Dec. 31,	March 31,
	2015	2014	2014
U.S. GAAP net loss	$(5,683)	$(5,007)	$(7,640)
Depreciation and amortization	4,793	4,646	5,403
Interest expense	4	6	12
Loss on sale of the WCM business	—	—	62
Interest and other (income) expense	(1,886)	(880)	(149)
Income tax expense	55	22	56
EBITDA	$(2,717)	$(1,213)	$(2,256)
Share-based compensation	3,069	2,691	2,579
Litigation defense expenses	19	(3)	273
Adjusted EBITDA	$371	$1,475	$596
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the three months ended March 31, 2015, there have been no significant changes in our critical accounting policies and estimates.
Results of Continuing Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three months ended March 31, 2015, compared to March 31, 2014:

	Three Months Ended March 31,
			$	%
	2015	2014	Change	Change
Revenue	$42,329	$41,170	$1,159	2.8%
Our revenue increased during the three months ended March 31, 2015, versus the comparable 2014 period primarily due to an increase in our content delivery revenue which was driven by volume increases with our large customers partially offset by a decrease in average selling price.

The first quarter of 2014 included $4,860 of revenue from Netflix whose contract expired in July 2014. Our active customers worldwide decreased to 1,080 as of March 31, 2015, compared to 1,208 as of March 31, 2014. We are continuing our selective approach to accepting profitable business by establishing a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended March 31, 2015 and 2014, sales to our top 20 customers accounted for approximately 56% and 50%, respectively, of our total revenue. The customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three months ended March 31, 2015, we had no customer who accounted for 10% or more of our total revenue. During the three months ended March 31, 2014, Netflix represented approximately 12% of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2015		2014
Americas	$27,259	64.4%	$27,224	66.1%
EMEA	8,049	19.0%	8,503	20.7%
Asia Pacific	7,021	16.6%	5,443	13.2%
Total revenue	$42,329	100.0%	$41,170	100.0%
We invoice our customers primarily in U.S. dollar. However, we have certain customers invoiced in local currencies. The strengthening of the U.S. dollar compared to these local currencies resulted in a decrease in U.S. dollar revenues of approximately $800 when comparing the average exchange rates in the first quarter of 2015 to the same period in 2014.
We expect revenues for the year ended December 31, 2015, to total between $164,000 and $170,000.
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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2015		2014
Bandwidth and co-location fees	$14,269	33.7%	$14,797	35.9%
Depreciation - network	4,153	9.8%	4,337	10.5%
Payroll and related employee costs	5,073	12.0%	4,368	10.6%
Share-based compensation	513	1.2%	504	1.2%
Other costs	1,802	4.3%	1,897	4.6%
Total cost of revenue	$25,810	61.0%	$25,903	62.9%
Our cost of revenue decreased in aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2015, versus the comparable 2014 period primarily as a result of the following:

•
decreased bandwidth and co-location fees as a result of our focus on improving our gross margins. We have renegotiated certain bandwidth contracts from fixed rates to variable decreasing this expense. We have been investing in new servers and network equipment resulting in reduced co-location fees;

•decreased network depreciation as a result of a decrease in capital expenditures since 2012; and
•decreased other costs, which was primarily other recurring cost of sales and other employee costs.

These decreases were off-set by an increase in payroll and related employee costs as a result of increased operations personnel and higher average salaries.
We anticipate depreciation expense related to our network equipment will increase compared to 2014 as we expect to increase our capital expenditures over 2014 levels.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue)

	Three Months Ended March 31,
	2015		2014
Payroll and related employee costs	$2,959	7.0%	$2,461	6.0%
Professional fees and outside services	1,004	2.4%	1,309	3.2%
Share-based compensation	1,406	3.3%	1,200	2.9%
Other costs	1,481	3.5%	2,058	5.0%
Total general and administrative	$6,850	16.2%	$7,028	17.1%
Our general and administrative expense decreased in aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2015, versus the comparable 2014 period primarily as a result of the following:

•	decreased professional fees for both accounting and general legal services; and

•	lower other costs, which was primarily reduced fees and licenses and litigation expenses.
These decreases were partially offset by increased payroll and related employee costs due to higher average salaries for general and administrative personnel.
We currently expect our general and administrative expenses to remain consistent with 2014 in aggregate dollars.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2015		2014
Payroll and related employee costs	$6,755	16.0%	$6,781	16.5%
Share-based compensation	689	1.6%	525	1.3%
Marketing programs	473	1.1%	371	0.9%
Other costs	2,359	5.6%	2,577	6.3%
Total sales and marketing	$10,276	24.3%	$10,254	24.9%
Our sales and marketing expense slightly increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended March 31, 2015, versus the comparable 2014 period, primarily as a result of the following:

•	increased share-based compensation; and

•	increased marketing and public relations spending related to trade shows.
These increases were partially offset by decreased other costs, which was primarily lower consulting expense offset by an increase in recruiting costs.
We currently expect our sales and marketing expenses to increase in both aggregate dollars and as a percentage of revenue compared to 2014 as we expand our sales workforce.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2015		2014
Payroll and related employee costs	$4,820	11.4%	$3,692	9.0%
Share-based compensation	461	1.1%	350	0.9%
Other costs	982	2.3%	536	1.3%
Total research and development	$6,263	14.8%	$4,578	11.1%
Our research and development expense increased in aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2015, versus the comparable 2014 period, primarily as a result of the following:

•	increased payroll and related employee costs due to increased headcount as we expand our research and development activities; and

•	increased other costs primarily due to increased professional fees for consulting and recruiting.
We currently expect our research and development expenses to increase in both aggregate dollars and as a percentage of revenue compared to 2014 as we expect to increase headcount and our investments in research and development.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $640, or 1.5% of revenue, for the three months ended March 31, 2015, versus $1,066, or 2.6% of revenue, for the comparable 2014 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $4 for the three months ended March 31, 2015, versus $12 for the comparable 2014 period. Interest expense is primarily comprised of interest paid on capital leases that were paid in full in March 2015. As of March 31, 2015, we had no outstanding credit facilities.
Interest Income
Interest income was $74 for the three months ended March 31, 2015, versus $70 for the comparable 2014 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income was $1,812 for the three months ended March 31, 2015, compared to other income of $17 for the three months ended March 31, 2014. For the three months ended March 31, 2015, other income consists primarily of foreign currency transaction gains and losses of $1,834. For the three months ended March 31, 2014, other income consists primarily of the gain on sale of assets, partially offset by the working capital adjustment associated with the sale of our WCM business and foreign currency transaction gains and losses.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three months ended March 31, 2015, was $55 versus $56 for the comparable 2014 period. Income tax expense before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of March 31, 2015, our cash, cash equivalents and marketable securities classified as current totaled $80,944. Included in this amount is approximately $14,462 of cash and cash equivalents held outside the United States that would be subject to withholding taxes upon repatriation.
The major components of changes in cash flows for the three months ended March 31, 2015 and 2014, are discussed in the following paragraphs.

Operating Activities
Net cash used in operating activities was $4,548 for the three months ended March 31, 2015, versus $2,090 for the comparable 2014 period, an increase of $2,458. Changes in operating assets and liabilities of ($5,287) during the three months ended March 31, 2015, versus ($2,730) in the comparable 2014 period were primarily due to:

•
accounts receivable increased $4,980 during the three months ended March 31, 2015, due to the timing of billings net of collections and an increase in our days sales outstanding (DSO) due to longer payment terms with certain large customers as compared to a $1,979 increase in the comparable 2014 period;

•
prepaid expenses and other current assets decreased $1,150 during the three months ended March 31, 2015, due to the timing of amortization of prepaid bandwidth expenses versus an increase of $1,073 for the comparable 2014 period; and

•
other current liabilities decreased $2,105 during the three months ended March 31, 2015, primarily due to the payment of 2014 accrued compensation and decreases in other accrued expenses versus a decrease of $2,972 for the comparable 2014 period.

Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2015 and potential litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our DSO will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $6,782 for the three months ended March 31, 2015, versus $3,882 for the comparable 2014 period. Net cash used in investing activities during the three months ended March 31, 2015 and 2014, primarily relates to purchases of short-term marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the three months ended March 31, 2015, we made capital expenditures of $6,666, which represented approximately 16% of our total revenue. We expect an increase in capital expenditures in 2015 compared to 2014, to support growth opportunities and to further upgrade our global network and systems.
Financing Activities
Net cash used in financing activities was $447 for the three months ended March 31, 2015, versus $907 for the comparable 2014 period. Net cash used in financing activities in the three months ended March 31, 2015, related to payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,107, cash paid for the repurchase of our common stock of $957, and payments made on our capital lease obligations of $358, offset by cash received from the exercise of stock options and our employee stock plan of $1,975.
Net cash used in financing activities in the three months ended March 31, 2014, related to payments made for the payments of employee tax withholdings related to restricted stock units of $864 and payments made on our capital lease obligations of approximately $160, offset by cash received from the exercise of stock options and our employee stock plan of $117.
On March 12, 2015, we paid in full the outstanding balance on our capital leases. As of March 31, 2015, we had no outstanding credit facilities.
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the three months ended March 31, 2015, and as of April 30, 2015, we have purchased and canceled approximately 293 shares. All repurchased shares were canceled and returned to authorized but unissued status. As of March 31, 2015, we have $9,525 remaining under this share repurchase authorization.
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
The following table presents our contractual obligations and commercial commitments, as of March 31, 2015, over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$17,328	$12,184	$4,700	$444	$—
Rack space leases	21,105	17,073	3,389	643	—
Real estate leases	13,827	3,212	5,793	4,022	800
Total operating leases	52,260	32,469	13,882	5,109	800
Other purchase obligations	596	550	46	—	—
Total commitments	$52,856	$33,019	$13,928	$5,109	$800
Off Balance Sheet Arrangements
As of March 31, 2015, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2014, and the three months ended March 31, 2015, would have been higher by approximately $3,019 and $790, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended March 31, 2015 and 2014, sales to our top 20 customers accounted for approximately 56% and 50%, respectively, of our total revenue. During the three months ended March 31, 2015, we had no customer who represented 10% or more of our total revenue. During the three months ended March 31, 2014, Netflix represented approximately 12% of our total revenue. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 9 “Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item II, and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. All information is presented in thousands, except per share amounts, customer count, head count and where specifically noted.
Risks Related to Our Business
We currently face competition from established competitors and may face competition from others in the future.
We compete in markets that are intensely competitive, rapidly changing and characterized by frequently declining prices, and vendors offering a wide range of alternate solutions. We have experienced and expect to continue to experience increased competition on price, features, functionality, integration and other factors. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances, and substantially greater financial, technical and marketing resources than we do. As a consequence of the competitive dynamics in our market, we have experienced reductions in our prices, and an increased requirement for product advancement and innovation in order to remain competitive, which in turn adversely affect our revenue, gross margin and operating results.
Our primary competitors for the content delivery service offering of our Orchestrate Platform include Akamai, Level 3 Communications, Amazon, CDNetworks, and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, as a result of the growth in the content delivery market. Some of these new entrants may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
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
Many of our competitors have greater financial and sales resources than we do. Many have been offering similar services in the markets in which we compete longer than we have. We may not be able to successfully compete against these or new competitors. If we are unable to increase our customer base and increase our market share, our business, financial condition and results of operations may suffer.
We generate our revenue primarily from the sale of content delivery services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.
While we offer our customers a number of services and solutions associated with our Orchestrate Platform, we generate the majority of our revenue from charging our customers for the content delivered on their behalf through our global network. We are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Many different factors may have a general tendency to limit or reduce the number of users relying on the Internet for media content, the amount of content consumed by our customers’ users, or the number of providers making this content available online, including, among others:

•	a general decline in Internet usage;

•	third party restrictions on online content (including copyright restrictions, digital rights management and restrictions in certain geographic regions);

•	system impairments or outages, including those caused by hacking or cyber attacks; and

•	a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience.
The influence of any of these or other factors may cause our current or potential customers to reduce their spending on content delivery services, which would seriously harm our operating results and financial condition.
If we are unable to sell our services at acceptable prices relative to our costs, our revenue and gross margins will decrease, and our business and financial results will suffer.
Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment to increase the capacity of our global content delivery network. Our investments in our infrastructure are based upon our assumptions regarding future demand, as well as prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services, or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments, and our gross profit and results of operations may suffer dramatically.
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

The market for our Orchestrate Platform services is characterized by rapidly changing technology, evolving industry standards, and new product and service introductions. Our operating results depend on our ability to understand user preferences or predict industry changes. Our operating results also depend on our ability to modify our solutions and services on a timely basis or develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not successfully execute our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. As prices for content delivery services fall, we will increasingly rely on new product offerings and other Orchestrate Platform service offerings to maintain or increase our gross margins. Failures in execution, delays in bringing new or improved products or services to market, failure to effectively integrate service offerings, or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.
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
As a result of these or similar potential developments, it is possible that competitive dynamics in our market may require us to reduce our prices faster than we anticipate, which could harm our revenue, gross margin and operating results.
Failure to effectively enhance our sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.
Increasing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to enhance our sales and marketing operations. We have a concentration of our sales force at our headquarters in Tempe, Arizona, but we also have a widely deployed field sales force. We have aligned our sales resources to improve our sales productivity and efficiency and to bring our sales personnel closer to our current and potential customers. Adjustments to our sales force has been and will continue to be expensive and could cause some near-term productivity impairments. As a result, we may not be successful in improving the productivity and efficiency of our sales force, which could cause our results of operations to suffer.
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
Our business depends on a strong brand reputation. If we are not able to maintain and enhance our brand, our business will suffer.
We believe that maintaining and enhancing the “Limelight Networks” brand is important to expanding our base of customers and maintaining brand loyalty among customers. We also believe that the importance of brand recognition will increase due to the growing number of competitors providing similar services and solutions. Maintaining and enhancing our brand may require us to make substantial investments in research and development and in the marketing of our solutions and services and these investments may not be successful. If we fail to promote and maintain the “Limelight Networks” brand, or if we incur excessive expenses in this effort, our business and results of operations could be adversely impacted. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality solutions and services, which we may not do successfully.
Many of our significant current and potential customers are pursuing emerging or unproven business models, which, if unsuccessful, or ineffective at monetizing delivery of their content, could lead to a substantial decline in demand for our content delivery and other Orchestrate Platform services.
Because the proliferation of broadband Internet connections and the subsequent monetization of content libraries for distribution to Internet users are relatively recent phenomena, many of our customers’ business models that center on the delivery of rich media and other content to users remain unproven. Some of our customers will not be successful in selling advertising, subscriptions, or otherwise monetizing the content we deliver on their behalf and consequently may not be successful in creating a profitable business model. This will result in some of our customers discontinuing their Internet or web-based business operations and discontinuing use of our services and solutions. Further, any deterioration and related uncertainty in the global financial markets and economy could result in, among other things, reductions in available capital and liquidity from banks and other providers of credit, fluctuations in equity and currency values worldwide, and concerns that portions of the worldwide economy may be in a prolonged recessionary period. Any one or more of these occurrences could materially adversely impact our customers’ access to capital or willingness to spend capital on our services or, in some cases, ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws or simply go out of business. This uncertainty may also impact our customers’ levels of cash liquidity, which could affect their ability or willingness to timely pay for services that they will order or have already ordered from us. From time to time we discontinue service to customers for non-payment of services. We expect further customers may discontinue operations or not be willing or able to pay for services that they have ordered from us. Further loss of customers may adversely affect our financial results.
We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from, these customers could significantly harm our results of operations.
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the three months ended March 31, 2015, sales to our top 20 customers accounted for approximately 56% of our total revenue. During the three months ended March 31, 2015, we had no customer who represented 10% or more of our total revenue. Large customers may not continue to be as significant going forward as they have been in the past.
In the past, the customers that comprised our top 20 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results that may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.
If we are unable to attract new customers or to retain our existing customers, our revenue could be lower than expected and our operating results may suffer.
To increase our revenue, we must add new customers and sell additional services to existing customers and encourage existing customers to increase their usage levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new customers. We sell our services pursuant to service agreements that generally include some form of financial minimum commitment. Our customers have no obligation to renew their contracts for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. Aside from minimum financial commitments, customers are not obligated to use our services for any particular type or amount of traffic. These facts, in addition to the changing competitive landscape in our market, means that we cannot accurately predict future customer renewal rates or usage rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

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
The number of people who access the Internet through devices other than PCs, including mobile devices, game consoles and television set-top devices, has increased dramatically in the past few years. The capabilities of these devices are advancing dramatically and the increasing need to provide a high quality video experience will present us and other providers with significant challenges. If we are unable to deliver our service offerings to a substantial number of alternative device users and at a high quality, or if we are slow to develop services and technologies that are more compatible with these devices, we may fail to capture a significant share of an increasingly important portion of the market. Such a failure could limit our ability to compete effectively in an industry that is rapidly growing and changing, which, in turn, could cause our business, financial condition and results of operations to suffer.
Any unplanned interruption or substantial and extensive degradation in the functioning of our network or services, or attacks on our internal information technology systems, could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.
Our business is dependent on providing our customers with fast, efficient and reliable distribution of content delivery and digital asset management services over the Internet every minute of every day. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption, or substantial and extensive degradation, of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third party network providers to provide the necessary capacity or access, failure of our software or global network infrastructure and power losses. In addition, we deploy our servers in third party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses, unauthorized hacking of our systems, security breaches or other cyber attacks by unauthorized users. Any unauthorized hacking of our systems or other cyber attacks by unauthorized users could lead to the unauthorized release of confidential information that could damage our customers’ business and reputation, as well as our own.
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

On August 31, 2012, the United States Court of Appeals for the Federal Circuit issued its opinion in Akamai Technologies, Inc. v. Limelight Networks, Inc. The Federal Circuit stated that the trial court correctly determined that we did not directly infringe Akamai’s ’703 patent, and as such it upheld the trial court’s decision to vacate the original jury’s damages award. The Federal Circuit also held that we did not infringe Akamai’s ’413 or ’645 patents. However, a slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Federal Circuit’s new legal standard. We filed a petition to appeal this sharply divided Court of Appeals decision to the United States Supreme Court. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. On June 2, 2014, the Supreme Court issued its decision and reversed the Federal Circuit's decision, remanding the case back to that court. On July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original Court of Appeals panel for further proceedings. The Federal Circuit heard arguments on September 11, 2014. An adverse ruling could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any adverse ruling, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position.
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
Companies, organizations or individuals, including our competitors and non-practicing entities, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources from the defense of such claims. In addition, many of our agreements with customers require us to defend and indemnify those customers for third-party intellectual property infringement claims against them, which could result in significant additional costs and diversion of resources. If we are determined to have infringed upon a third party’s intellectual property rights, we may also be required to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	pay substantial damages;

•	obtain a license from the holder of the infringed intellectual property right, which license may or may not be available on reasonable terms or at all; or

•	redesign products or services.
If we are forced to litigate any claims or to take any of these other actions, our business may be seriously harmed.
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
In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear. We periodically review our compliance with the open-source licenses we use and do not believe we will be required to make our proprietary software freely available. Nevertheless, if a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make some components of our software available at no cost, which could materially and adversely affect our business and financial condition.
If we fail to manage future growth effectively, we may not be able to market and sell our services successfully.
Our future operating results depend to a large extent on our ability to successfully manage our operations. For example, we must be effective in:

•	training new sales personnel in our offerings to become productive and generate revenue;

•	forecasting revenue;

•	controlling expenses and investments in anticipation of expanded operations;

•	implementing and enhancing our global network and administrative infrastructure, systems and processes;

•	addressing new markets; and

•	expanding our international operations.
A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services, which, in turn, would harm our business, financial condition and results of operations.
Our results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.
Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the effects of other risks discussed in this section, fluctuations in our results of operations may be due to a number of factors, including, among others:

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

•
general economic, industry and market conditions (such as fluctuations experienced in the stock and credit markets during times of deteriorated global economic conditions) and those conditions specific to Internet usage;

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
Since 2006, we have been profitable only one year, which was as a result of a reversal of a significant reserve for litigation. Our adoption of ASC 718 in 2006 substantially increased the amount of share-based compensation expense we record and has had a significant impact on our results of operations. This significant amount of share-based compensation expense reflects an increase in the level of stock options, restricted stock and restricted stock unit grants. We have also incurred, and may continue to incur, significant costs associated with litigation. Our share-based compensation expense and any material ongoing litigation costs could adversely affect our ability to achieve and maintain profitability in the future.
We also may not achieve sufficient revenue to achieve or maintain profitability and thus may continue to incur significant losses in the future for a number of reasons, including, among others:

•	slowing demand for our services,

•	increasing competition and competitive pricing pressures,

•	any inability to generally provide our services in a cost-effective manner,

•	the incurrence of unforeseen expenses, difficulties, complications and delays, and

•	other risks described in this annual report on Form 10-Q.
If we fail to achieve and maintain profitability, the price of our common stock could decline, and our business, financial condition and results of operations could suffer.
We could incur charges due to impairment of goodwill and long-lived assets.
As of March 31, 2015, we had a goodwill balance of approximately $76,020, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements. This could lead to the loss of customers and cause us to incur unexpected expenses to make network improvements.
Our content delivery and other Orchestrate Platform services are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global network infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our solutions and services, the more resources we will need to invest in additional infrastructure and support. Further, as a result of our on-going litigation in the Akamai Technologies, Inc. v. Limelight Networks, Inc. lawsuit, we made significant investment in designing and implementing changes to our network architecture in order to implement our content delivery services in a manner we believe does not infringe the claims of Akamai’s ’703 patent as alleged in the February 2008 trial. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead to the loss of current and potential customers, which would harm our operating results and financial condition. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.

Our operations are dependent in part upon communications capacity provided by third party telecommunications providers. A material disruption of the communications capacity we have leased could harm our results of operations, reputation and customer relations.
We lease private line capacity for our backbone from third party providers, including Global Crossing, a company that was acquired by one of our direct competitors. Our contracts for private line capacity generally have terms of three to four years. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party providers. Alternative providers are available; however, it could be time consuming and expensive to promptly identify and obtain alternative third party connectivity. Failure of Global Crossing specifically could jeopardize utilization of the service fees prepaid by us under our agreement with Global Crossing. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity from third party providers on terms commercially acceptable to us or at all, our business and financial results would suffer. Similarly, if we are unable to timely deploy enough network capacity to meet the needs of our customer base or effectively manage the demand for our services, our reputation and relationships with our customers would be harmed, which, in turn, could harm or business, financial condition and results of operations.
Our business depends on continued and unimpeded access to third party controlled end-user access networks.
Our content delivery services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other online content to end-users. Some operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks. Such measures may include restricting or prohibiting the use of their networks to support or facilitate our services, or charging increased fees to us, our customers or end-users in connection with our services. A United States Court of Appeals ruling struck down FCC regulations that prohibited phone and cable companies from discriminating among content producers in delivering data over their networks. As a result, our customers could experience increased cost or slower data on these third-party networks.  If we or our customers experience increased cost in delivering content to end users as a result of this ruling, or otherwise, or if end users perceive a degradation of quality, our business and that of our customers may be significantly harmed. This or other types of interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, thereby harming our revenue and growth.
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
Six members of our senior management team, our President and Chief Executive Officer, Chief Financial Officer and Treasurer, Chief Sales Officer, our Senior Vice President of Development and Delivery, Senior Vice President of Strategy, Corporate Development & Investor Relations and our Chief Administrative and Legal Officer have been hired by us since November 2012. In addition, in late 2013, we eliminated the position of Chief Operating Officer and the responsibilities of this position were distributed among the current management team. As a result, our senior management team has limited experience working together as a group and is required to perform additional responsibilities. This lack of shared experience and experience with these additional responsibilities could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.
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
We have completed a number of business acquisitions and may seek to acquire businesses or technologies that are complementary to our business in the future. Acquisitions are often complex and involve a number of risks to our business, including, among others;

•	the difficulty of integrating the operations, services, solutions and personnel of the acquired companies;

•	the potential disruption of our ongoing business;

•	the potential distraction of management;

•	the possibility that our business culture and the business culture of the acquired companies will not be compatible;

•	the difficulty of incorporating or integrating acquired technology and rights with or into our other services and solutions;

•	expenses related to the acquisition and to the integration of the acquired companies;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	employee turnover from the acquired companies or from our current operations as we integrate businesses;

•	risks related to the businesses of acquired companies that may continue to impact the businesses following the merger; and

•	potential unknown liabilities associated with acquired companies.
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
Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our customers, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the Internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our customers, may become subject to increased taxation, which could harm our financial results either directly or by forcing our customers to scale back their operations and use of our services in order to maintain their operations. Also, the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the Act), and the regulations promulgated by the Federal Communications Commission under Title II of the Act, may impose obligations on the Internet and those participants involved in Internet-related businesses. In addition, the laws relating to the liability of private network operators for information carried on, processed by or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our customers deliver. If we need to take costly measures to reduce our exposure to the risks posed by laws and regulations that apply to communications and commerce conducted over the Internet, or are required to defend ourselves against related claims, our financial results could be negatively affected.
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
Our foreign operations may also be adversely affected by regulatory action outside the United States. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. In addition, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and also places restrictions on the sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the electronic communications directive. Germany has also enacted additional laws limiting the use of user profiling, and other countries, both in and out of the European Union, may impose similar limitations.
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
As of March 31, 2015, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding common stock, including approximately 30% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities
The following is a summary of our repurchases of common stock during the three months ended March 31, 2015 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, - January 31, 2015	293,300	$2.79	293,300	$9,525
February 1, - February 28, 2015	—	$—	—	$9,525
March 1, - March 31, 2015	—	$—	—	$9,525
	293,300	$2.79	293,300
______________

(1)	Includes commissions, markups and expenses

(2)
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. Under the current authorization, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. All repurchased shares were canceled and returned to authorized but unissued status.

Item 3.    Defaults upon Senior Securities
Not applicable
Item 4.    Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.02	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.1	Transition and employment agreement between the Registrant and Philip C. Maynard dated March 2, 2015					X

10.2	Employment agreement between the Registrant and Michael D. DiSanto effective April 1, 2015					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE DOCUMENT					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X
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

LIMELIGHT NETWORKS, INC.

Date:	May 1, 2015	By:	/S/ PETER J. PERRONE
Peter J. Perrone Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)