Form 10-Q
period 2015-06-30
Limelight Networks, Inc.
filed 2015-08-04
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of July 24, 2015: 100,443,596 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2015

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,502	$57,767
Marketable securities	34,415	35,317
Accounts receivable, net	31,444	22,622
Income taxes receivable	212	237
Deferred income taxes	71	78
Prepaid expenses and other current assets	9,714	9,625
Total current assets	116,358	125,646
Property and equipment, net	37,788	32,636
Marketable securities, less current portion	40	40
Deferred income taxes, less current portion	1,374	1,364
Goodwill	76,381	76,133
Other intangible assets, net	693	1,071
Other assets	4,437	4,451
Total assets	$237,071	$241,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,339	$7,065
Deferred revenue	4,142	3,509
Capital lease obligations	—	223
Income taxes payable	185	248
Other current liabilities	11,391	14,383
Total current liabilities	30,057	25,428
Capital lease obligations, less current portion	—	135
Deferred income taxes	134	170
Deferred revenue, less current portion	89	405
Other long-term liabilities	2,585	3,040
Total liabilities	32,865	29,178
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at June 30, 2015, and December 31, 2014; 100,440 and 98,409 shares issued and outstanding at June 30, 2015, and December 31, 2014, respectively	100	98
Additional paid-in capital	470,389	464,294
Accumulated other comprehensive loss	(9,795)	(7,786)
Accumulated deficit	(256,488)	(244,443)
Total stockholders’ equity	204,206	212,163
Total liabilities and stockholders’ equity	$237,071	$241,341
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$43,795	$41,343	$86,124	$82,512
Cost of revenue:
Cost of services (1)	21,271	21,326	42,928	42,891
Depreciation — network	4,376	4,144	8,528	8,481
Total cost of revenue	25,647	25,470	51,456	51,372
Gross profit	18,148	15,873	34,668	31,140
Operating expenses:
General and administrative	6,081	7,643	12,932	14,671
Sales and marketing	10,002	9,370	20,278	19,624
Research and development	7,646	4,859	13,909	9,437
Depreciation and amortization	635	977	1,276	2,043
Total operating expenses	24,364	22,849	48,395	45,775
Operating loss	(6,216)	(6,976)	(13,727)	(14,635)
Other income (expense):
Interest expense	—	(7)	(4)	(19)
Interest income	75	67	149	137
Other, net	(131)	(195)	1,682	(178)
Total other income (expense)	(56)	(135)	1,827	(60)
Loss from continuing operations before income taxes	(6,272)	(7,111)	(11,900)	(14,695)
Income tax expense	90	27	145	83
Loss from continuing operations	(6,362)	(7,138)	(12,045)	(14,778)
Discontinued operations:
Income from discontinued operations, net of income taxes	—	269	—	269
Net loss	$(6,362)	$(6,869)	$(12,045)	$(14,509)
Net loss per share:
Basic and diluted
Continuing operations	$(0.06)	$(0.07)	$(0.12)	$(0.15)
Discontinued operations	—	—	—	—
Total	$(0.06)	$(0.07)	$(0.12)	$(0.15)

Weighted average shares used in per share calculation:
Basic and diluted	99,841	98,419	99,239	98,183
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization.

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(6,362)	$(6,869)	$(12,045)	$(14,509)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investments	(19)	1	42	8
Foreign exchange translation gain (loss)	1,020	614	(2,051)	767
Other comprehensive income (loss), net of tax	1,001	615	(2,009)	775
Comprehensive loss	$(5,361)	$(6,254)	$(14,054)	$(13,734)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(12,045)	$(14,509)
Income from discontinued operations	—	269
Net loss from continuing operations	(12,045)	(14,778)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	9,804	10,524
Share-based compensation	6,349	5,213
Foreign currency remeasurement (gain) loss	(1,595)	140
Deferred income taxes	(115)	(202)
Accounts receivable charges	470	512
Amortization of premium on marketable securities	106	286
Non cash tax benefit associated with income from discontinued operations	—	(59)
Changes in operating assets and liabilities:
Accounts receivable	(9,292)	(3,148)
Prepaid expenses and other current assets	(202)	572
Income taxes receivable	11	108
Other assets	1,009	928
Accounts payable	3,374	3,296
Deferred revenue	317	(807)
Other current liabilities	(1,708)	(2,819)
Income taxes payable	—	(119)
Other long term liabilities	(444)	(235)
Net cash used in operating activities of continuing operations	(3,961)	(588)
Investing activities
Purchases of marketable securities	(11,921)	(14,683)
Maturities of marketable securities	11,760	12,865
Purchases of property and equipment	(12,061)	(8,909)
Proceeds from the sale of discontinued operations	—	414
Net cash used in investing activities of continuing operations	(12,222)	(10,313)
Financing activities
Payments on capital lease obligations	(358)	(323)
Payment of employee tax withholdings related to restricted stock vesting	(1,944)	(1,171)
Cash paid for purchase of common stock	(957)	(1,204)
Proceeds from exercise of stock options and employee stock plans	2,519	734
Net cash used in financing activities of continuing operations	(740)	(1,964)
Effect of exchange rate changes on cash and cash equivalents	(342)	313
Net decrease in cash and cash equivalents	(17,265)	(12,552)
Cash and cash equivalents, beginning of period	57,767	85,956
Cash and cash equivalents, end of period	$40,502	$73,404
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4	$19
Cash paid during the period for income taxes, net of refunds	$284	$350
Property and equipment expenditures remaining in accounts payable and other current liabilities	$5,849	$2,163
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for us in the first quarter of 2017, if not deferred as discussed below. Early adoption is not permitted. The standard permits the use of the retrospective or cumulative effect transition method. In July 2015, the FASB decided to defer by one-year the effective date of ASU 2014-09. If this decision is codified without revision, the new standard will become effective for us beginning with the first quarter of 2018. We have not yet selected a transition method, and are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.
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
In February 2015, the FASB issued ASU 2015-02, which provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In June 2015, the FASB issued ASU 2015-10, which covers a wide range of Topics in the Codification. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements and footnote disclosures.
3. Investments in Marketable Securities
The following is a summary of marketable securities, designated as available-for-sale, at June 30, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$16,560	$12	$6	$16,566
Commercial paper	1,500	—	—	1,500
Corporate notes and bonds	16,410	7	28	16,389
Total marketable securities	$34,470	$19	$34	$34,455
At June 30, 2015, we evaluated our marketable securities and determined unrealized losses were due to fluctuations in interest rates. We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2015. Our intent is to hold these investments to such time as these assets are no longer impaired. We view our available-for-sale securities as available for current operations.
The amortized cost and estimated fair value of the marketable debt securities at June 30, 2015, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$23,393	$13	$3	$23,403
Due after one year and through five years	11,077	6	31	11,052
	$34,470	$19	$34	$34,455
The following is a summary of marketable securities, designated as available-for-sale, at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$11,040	$2	$32	$11,010
Commercial paper	1,498	—	1	1,497
Corporate notes and bonds	21,876	7	33	21,850
Convertible debt securities	1,000	—	—	1,000
Total marketable securities	$35,414	$9	$66	$35,357
The amortized cost and estimated fair value of the marketable debt securities at December 31, 2014, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$19,798	$5	$9	$19,794
Due after one year and through five years	15,616	4	57	15,563
	$35,414	$9	$66	$35,357
4. Accounts Receivable, net
Accounts receivable, net include:

	June 30,	December 31,
	2015	2014
Accounts receivable	$33,313	$24,456
Less: credit allowance	(500)	(380)
Less: allowance for doubtful accounts	(1,369)	(1,454)
Total accounts receivable, net	$31,444	$22,622
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
No interim indicators of impairment were identified as of June 30, 2015. Foreign currency translation adjustments increased the carrying amount of goodwill for the three and six months ended June 30, 2015, by $361 and $248, respectively.
6. Property and Equipment, net
Property and equipment, net include:

	June 30,	December 31,
	2015	2014
Network equipment	$138,907	$127,962
Computer equipment and software	10,540	9,079
Furniture and fixtures	2,379	2,498
Leasehold improvements	5,196	5,262
Other equipment	181	186
Total property and equipment	157,203	144,987
Less: accumulated depreciation and amortization	(119,415)	(112,351)
Total property and equipment, net	$37,788	$32,636
Depreciation and amortization expense related to property and equipment classified in operating expense was $434 and $639 for the three months ended June 30, 2015 and 2014, respectively and was $877 and $1,368 for the six months ended June 30, 2015 and 2014, respectively.
7. Other Current Liabilities
Other current liabilities include:

	June 30,	December 31,
	2015	2014
Accrued compensation and benefits	$4,562	$5,266
Accrued cost of revenue	2,310	2,031
Deferred rent	1,086	1,277
Accrued legal fees	64	1,292
Other accrued expenses	3,369	4,517
Total other current liabilities	$11,391	$14,383
8. Other Long Term Liabilities
Other long term liabilities include:

	June 30,	December 31,
	2015	2014
Deferred rent	$2,096	$2,511
Income taxes payable	489	529
Total other long term liabilities	$2,585	$3,040
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
On August 31, 2012, the Federal Circuit issued its opinion in the case. The Federal Circuit stated that the District Court correctly determined that we did not directly infringe Akamai’s ’703 patent and upheld the District Court’s decision to vacate the original jury’s damages award. The Federal Circuit also held that we did not infringe Akamai’s ’413 or ’645 patents. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the District Court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Federal Circuit's new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Federal Circuit decision. Akamai then filed a cross petition for consideration of the Court of Appeals' standard for direct infringement followed by an opposition to our petition. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. On June 2, 2014, the Supreme Court issued its decision and reversed the Federal Circuit's decision, remanding the case back to that court. On July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original Court of Appeals panel for further proceedings. The Federal Circuit heard arguments on September 11, 2014, and on May 13, 2015, the Federal Circuit issued its opinion in the case, holding that we did not infringe Akamai's '703 patent. On June 12, 2015, Akamai filed a motion with the Federal Circuit seeking a rehearing en banc. We do not believe an ultimate loss is probable; therefore, no provision for this lawsuit is recorded in the consolidated financial statements.
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
10. Net Loss per Share
We calculate basic and diluted earnings per weighted average share based on net loss. We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic earnings per share. Diluted earnings per share includes the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans in the weighted-average number of shares of common stock outstanding.
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss from continuing operations	$(6,362)	$(7,138)	$(12,045)	$(14,778)
Income from discontinued operations	$—	$269	$—	$269
Net loss	$(6,362)	$(6,869)	$(12,045)	$(14,509)
Basic and diluted weighted average outstanding shares of common stock	99,841	98,419	99,239	98,183
Basic and diluted net loss per share:
Continuing operations	$(0.06)	$(0.07)	$(0.12)	$(0.15)
Discontinued operations	—	—	—	—
Total	$(0.06)	$(0.07)	$(0.12)	$(0.15)
For the three months ended June 30, 2015 and 2014, potentially dilutive common stock, including awards granted under our equity incentive compensation plans of 5,998 (stock options 2,787, restricted stock units 3,145, employee stock purchase plan 66) and 2,080 (stock options 673, restricted stock units 1,381, employee stock purchase plan 26), respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.
For the six months ended June 30, 2015 and 2014, potentially dilutive common stock, including awards granted under our equity incentive compensation plans of 5,151 (stock options 2,088, restricted stock units 2,997, employee stock purchase plan 66) and 1,931 (stock options 626, restricted stock units 1,279, employee stock purchase plan 26), respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

11. Stockholders’ Equity
Common Stock
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. Under this authorization, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. We did not purchase any shares during the three months ended June 30, 2015. During the six months ended June 30, 2015, we purchased and canceled 293 shares for $818, including commissions and expenses. During the three and six months ended June 30, 2014, we purchased and canceled approximately 500 shares for approximately $1,233 including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three and six months ended June 30, 2015, we issued 202 shares under the ESPP. Total cash proceeds from the purchase of shares under the ESPP was approximately $451. As of June 30, 2015, shares reserved for issuance to employees under this plan totaled 3,394, and we held employee contributions of $241 (included in other current liabilities) for future purchases under the ESPP. The ESPP is considered compensatory. During the three months ended June 30, 2015 and 2014, we recorded compensation expense of $92 and $30, respectively. During the six months ended June 30, 2015 and 2014, we recorded compensation expense of $166 and $86, respectively.
12. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2015, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2014	$(7,743)	$(43)	$(7,786)
Other comprehensive (loss) income before reclassifications	(2,051)	42	(2,009)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive (loss) income	(2,051)	42	(2,009)
Balance, June 30, 2015	$(9,794)	$(1)	$(9,795)

13. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Share-based compensation expense by type:
Stock options	$1,031	$1,195	$2,213	$2,425
Restricted stock units	2,157	1,409	3,970	2,702
ESPP	92	30	166	86
Total share-based compensation expense	$3,280	$2,634	$6,349	$5,213
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$571	$498	$1,084	$1,002
General and administrative expense	1,476	1,165	2,882	2,365
Sales and marketing expense	608	601	1,297	1,126
Research and development expense	625	370	1,086	720
Total share-based compensation expense	$3,280	$2,634	$6,349	$5,213
Unrecognized share-based compensation expense totaled approximately $23,949 at June 30, 2015, of which $7,479 related to stock options and $16,470 related to restricted stock awards. We currently expect to recognize share-based compensation expense of $5,849 during the remainder of 2015, $10,131 in 2016 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at June 30, 2015.
14. Leases and Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment that expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of June 30, 2015, are as follows:

Remainder of 2015	$2,137
2016	3,734
2017	3,070
2018	2,849
2019	1,151
Thereafter	604
Total minimum payments	$13,545
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers, or ISPs.
The following summarizes minimum commitments as of June 30, 2015:

Remainder of 2015	$20,464
2016	16,719
2017	3,810
2018	1,393
2019	409
Thereafter	19
Total minimum payments	$42,814

Capital Leases
We leased equipment under capital lease agreements which extended through 2017. The outstanding balance for capital leases was $358 as of December 31, 2014. In March 2015, we paid $323, which represented the outstanding balance for our capital lease obligations. As of June 30, 2015, we had no outstanding capital lease obligations. Interest expense for all periods presented was immaterial.
15. Concentrations
During the three and six months ended June 30, 2015, we had no customer who represented 10% or more of our total revenue. For the three and six months ended June 30, 2014, we had one customer, Netflix, Inc. who represented approximately 13% and 12%, respectively, of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $25,661 for the three months ended June 30, 2015, compared to $24,124 for the three months ended June 30, 2014. For the six months ended June 30, 2015, revenue from customers located within the United States was $51,272, compared to $49,284 for the six months ended June 30, 2014.
During the three and six months ended June 30, 2015 and 2014, we had two countries, based on customer location, the United States and Japan, that accounted for 10% or more of our total revenues.
16. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the income tax expense for the three months ended June 30, 2015 and 2014, was $90 and $27, respectively. For the six months ended June 30, 2015 and 2014, income tax expense was $145 and $83, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three and six month periods.
We file income tax returns in jurisdictions with varying statues of limitations. Tax years 2010 through 2014 generally remain subject to examination by federal and most state tax authorities. As of June 30, 2015, we are not under any federal or state examination for income taxes.
17. Segment Reporting and Geographic Areas
We operate in one industry segment — content delivery and related services. We operate in three geographic areas — Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Americas	$26,968	61.6%	$25,980	62.8%	$54,228	63.0%	$53,204	64.5%
EMEA	7,527	17.2%	8,861	21.4%	15,575	18.0%	17,363	21.0%
Asia Pacific	9,300	21.2%	6,502	15.7%	16,321	19.0%	11,945	14.5%
Total revenue	$43,795	100.0%	$41,343	100.0%	$86,124	100.0%	$82,512	100.0%
The following table sets forth long-lived assets by geographic area in which the assets are located:

	June 30,	December 31,
	2015	2014
Americas	$23,183	$22,505
International	15,298	11,202
Total long-lived assets	$38,481	$33,707

18. Fair Value Measurements
As of June 30, 2015, and December 31, 2014, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at June 30, 2015:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$174	$174	$—	$—
Corporate notes and bonds (1)	16,389	—	16,389	—
Commercial paper (1)	1,500		1,500
Certificate of deposit (1)	16,566	—	16,566	—
Total assets measured at fair value	$34,629	$174	$34,455	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
The following is a summary of fair value measurements at December 31, 2014:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$57	$57	$—	$—
Corporate notes and bonds (1)	21,850	—	21,850	—
Commercial paper (1)	1,497	—	1,497	—
Certificate of deposit (1)	11,010	—	11,010	—
Convertible debt security (1)	1,000	—	—	1,000
Total assets measured at fair value	$35,414	$57	$34,357	$1,000
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
During the three months ended June 30, 2015, a $1,000 convertible debt security, classified as Level 3 in the fair value hierarchy as of December 31, 2014, was converted into preferred shares of the issuing entity. As a result of the conversion, we recognized $275 in gain, related to a beneficial conversion feature, which is included in other income (expense) in our statement of operations. After conversion, at June 30, 2015, the investment is carried at cost ($1,275) and is evaluated for impairment quarterly or when events or changes in circumstances indicate the carrying value of the investment may exceed its fair value. The Company did not estimate the fair value of the investment because the Company did not identify any events or circumstances that would have a significant adverse effect on the fair value of the investment. Determining fair value is not practicable because the preferred shares are not publicly traded and information necessary to determine fair value is not available. The cost basis investment has been reclassified to, and is included in, other assets in our consolidated balance sheet, and is no longer subject to fair value measurement disclosures and was accordingly transferred out of Level 3 as of June 30, 2015.
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
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represented approximately 77% of our total revenue during the three and six months ended June 30, 2015. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services. We believe continued increases in content delivery traffic growth rates is an important trend that will continue to outpace declining average selling prices in the industry.
We operate in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own network. Although during the three and six months ended June 30, 2015, we had no customer who represented 10% or more of our total revenue, changes in revenue are driven by a small subset of large customers who have low contractually committed obligations. For the three and six months ended June 30, 2014, we had one customer, Netflix, Inc. (Netflix)who represented approximately 13% and 12%, respectively, of our total revenue. Our contract with Netflix expired in July 2014.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continue to work with our vendors to renegotiate our fixed rate infrastructure contracts to variable rate in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. We increased headcount from 520 at December 31, 2014, to 563 as of June 30, 2015, primarily in our research and development and sales organizations. We expect headcount will continue to increase as we expand our business and continue our investments in research and development and increase our sales force.
During the second quarter of 2015 we reorganized the job responsibilities of certain employees, and as a result, such employee expenses have moved from cost of services to research and development on a prospective basis. This reorganization resulted in an increase of approximately $750 in gross margin compared to previous periods, which represented an approximately 1.7% improvement in gross margin.

The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Revenues	$43,795	100.0%	$41,343	100.0%	$86,124	100.0%	$82,512	100.0%
Cost of revenue	25,647	58.6%	25,470	61.6%	51,456	59.7%	51,372	62.3%
Gross profit	18,148	41.4%	15,873	38.4%	34,668	40.3%	31,140	37.7%
Total operating expenses	24,364	55.6%	22,849	55.3%	48,395	56.2%	45,775	55.5%
Operating loss	(6,216)	(14.2)%	(6,976)	(16.9)%	(13,727)	(15.9)%	(14,635)	(17.7)%
Total other income (expense)	(56)	(0.1)%	(135)	(0.3)%	1,827	2.1%	(60)	(0.1)%
Loss from continuing operations before income taxes	(6,272)	(14.3)%	(7,111)	(17.2)%	(11,900)	(13.8)%	(14,695)	(17.8)%
Income tax expense	90	0.2%	27	0.1%	145	0.2%	83	0.1%
Loss from continuing operations	(6,362)	(14.5)%	(7,138)	(17.3)%	(12,045)	(14.0)%	(14,778)	(17.9)%
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—%	269	0.7%	—	—%	269	0.3%
Net loss	$(6,362)	(14.5)%	$(6,869)	(16.6)%	$(12,045)	(14.0)%	$(14,509)	(17.6)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA from continuing operations and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net income (loss) without the effects of share-based compensation, litigation defense expenses, amortization of intangible assets, discontinued operations and the gain (loss) on sale of our web content management (WCM) business. We define EBITDA from continuing operations as U.S. GAAP net income (loss) before interest and other (income) expense, interest expense, income tax expense, depreciation and amortization, discontinued operations and gain (loss) on sale of WCM. We believe that EBITDA from continuing operations provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA from continuing operations adjusted for share-based compensation and litigation defense expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.
In our August 3, 2015, earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2015	2015	2014	2015	2014
U.S. GAAP net loss	$(6,362)	$(5,683)	$(6,869)	$(12,045)	$(14,509)
Share-based compensation	3,280	3,069	2,634	6,349	5,213
Litigation defense expenses	(1,174)	19	536	(1,155)	809
Amortization of intangible assets	201	197	338	399	675
Loss on sale of WCM business	—	—	—	—	62
Income from discontinued operations, net of income taxes	—	—	(269)	—	(269)
Non-GAAP net loss	$(4,055)	$(2,398)	$(3,630)	$(6,452)	$(8,019)

Reconciliation of U.S. GAAP Net Loss to EBITDA from Continuing Operations to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2015	2015	2014	2015	2014
U.S. GAAP net loss	$(6,362)	$(5,683)	$(6,869)	$(12,045)	$(14,509)
Depreciation and amortization	5,011	4,793	5,121	9,804	10,524
Interest expense	—	4	7	4	19
Loss on sale of the WCM business	—	—	—	—	62
Interest and other (income) expense	56	(1,886)	128	(1,831)	(21)
Income tax expense	90	55	27	145	83
Income from discontinued operations, net of income taxes	—	—	(269)	—	(269)
EBITDA from continuing operations	$(1,205)	$(2,717)	$(1,855)	$(3,923)	$(4,111)
Share-based compensation	3,280	3,069	2,634	6,349	5,213
Litigation defense expenses	(1,174)	19	536	(1,155)	809
Adjusted EBITDA	$901	$371	$1,315	$1,271	$1,911

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the six months ended June 30, 2015, there have been no significant changes in our critical accounting policies and estimates.
Results of Continuing Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three and six months ended June 30, 2015, compared to June 30, 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2015	2014	Change	Change	2015	2014	Change	Change
Revenue	$43,795	$41,343	$2,452	5.9%	$86,124	$82,512	$3,612	4.4%
Our revenue increased during the three and six months ended June 30, 2015, versus the comparable 2014 periods primarily due to an increase in our content delivery revenue which was driven by volume increases with our large customers partially offset by a decrease in average selling price.
The three and six months ended June 30, 2014 included $5,365 and $10,226 of revenue from Netflix whose contract expired in July 2014. Our active customers worldwide decreased to 1,035 as of June 30, 2015, compared to 1,186 as of June 30, 2014. We are continuing our selective approach to accepting profitable business by establishing a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended June 30, 2015 and 2014, sales to our top 20 customers accounted for approximately 59% and 52%, respectively, of our total revenue. For the six months ended June 30, 2015 and 2014, sales to our top 20 customers accounted for approximately 57% and 51%, respectively of our total revenue. The customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three and six months ended June 30, 2015, we had no customer who represented 10% or more of our total revenue. For the three and six months ended June 30, 2014, we had one customer, Netflix, who represented approximately 13% and 12%, respectively, of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Americas	$26,968	61.6%	$25,980	62.8%	$54,228	63.0%	$53,204	64.5%
EMEA	7,527	17.2%	8,861	21.4%	15,575	18.0%	17,363	21.0%
Asia Pacific	9,300	21.2%	6,502	15.7%	16,321	19.0%	11,945	14.5%
Total revenue	$43,795	100.0%	$41,343	100.0%	$86,124	100.0%	$82,512	100.0%
We invoice our customers primarily in U.S. dollars. However, we have certain customers invoiced in local currencies. The strengthening of the U.S. dollar compared to these local currencies resulted in a decrease in U.S. dollar revenues of approximately $1,000 when comparing the average exchange rates for the three months ended June 30, 2015, versus the comparable 2014 period.
We expect revenues for the year ended December 31, 2015, to total between $170,000 and $174,000.

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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Bandwidth and co-location fees	$14,546	33.2%	$14,625	35.4%	$28,815	33.5%	$29,421	35.7%
Depreciation - network	4,376	10.0%	4,144	10.0%	8,528	9.9%	8,481	10.3%
Payroll and related employee costs	4,525	10.3%	4,466	10.8%	9,598	11.1%	8,834	10.7%
Share-based compensation	571	1.3%	498	1.2%	1,084	1.3%	1,002	1.2%
Other costs	1,629	3.7%	1,737	4.2%	3,431	4.0%	3,634	4.4%
Total cost of revenue	$25,647	58.6%	$25,470	61.6%	$51,456	59.7%	$51,372	62.3%
Our cost of revenue slightly increased in aggregate dollars and decreased as a percentage of total revenue for the three and six months ended June 30, 2015, versus the comparable 2014 periods primarily as a result of the following:

•	increased depreciation as a result of the new servers and network equipment placed into service; and

•	increased payroll and related employee costs as a result of increased operations personnel.
These increases were partially offset by decreases in bandwidth and co-location fees and other costs as a result of the following:

•
decreased bandwidth and co-location fees as a result of our focus on improving our gross margins. We have begun our datacenter consolidation effort through which we intend to increase the utilization of our power and related expenses.  In addition, we have renegotiated certain bandwidth contracts from fixed rates to variable aligning costs with traffic growth; and

•	decreased other costs, which was primarily professional fees, other recurring cost of sales, office and computer equipment and other employee costs.
Effective April 1, 2015, we reorganized the job responsibilities of certain employees, and as a result, such employee expenses have moved from cost of services to research and development, on a prospective basis. This reorganization resulted in approximately $750 of payroll and related employee costs being allocated to research and development, with such costs being allocated to cost of services in prior periods.
We anticipate an improvement in gross margin compared to 2014 and we anticipate that our depreciation expense related to our network equipment will increase compared to 2014 as we expect to increase our capital expenditures over 2014 levels.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Payroll and related employee costs	$2,752	6.3%	$2,700	6.5%	$5,712	6.6%	$5,161	6.3%
Professional fees and outside services	1,475	3.4%	1,442	3.5%	2,480	2.9%	2,751	3.3%
Share-based compensation	1,476	3.4%	1,165	2.8%	2,882	3.3%	2,365	2.9%
Other costs	378	0.9%	2,336	5.7%	1,858	2.2%	4,394	5.3%
Total general and administrative	$6,081	13.9%	$7,643	18.5%	$12,932	15.0%	$14,671	17.8%
Our general and administrative expense decreased in aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2015, versus the comparable 2014 periods primarily as a result of the following:

•
decreased other costs as a result of our negotiations with a vendor during the three months ended June 30, 2015, which reduced our legal fees by $1,200, reduced bad debt expense, lower fees and licenses, insurance and facilities; and

•	decreased year-to-date professional fees, primarily due to lower consulting fees.
These decreases were partially offset by increased payroll and related employee costs due to higher average salaries for general and administrative personnel and increased share-based compensation.
We expect our general and administrative expenses to remain consistent with 2014 in aggregate dollars.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Payroll and related employee costs	$6,670	15.2%	$5,909	14.3%	$13,425	15.6%	$12,689	15.4%
Share-based compensation	608	1.4%	601	1.5%	1,297	1.5%	1,126	1.4%
Marketing programs	501	1.1%	409	1.0%	974	1.1%	784	1.0%
Other costs	2,223	5.1%	2,451	5.9%	4,582	5.3%	5,025	6.1%
Total sales and marketing	$10,002	22.8%	$9,370	22.7%	$20,278	23.5%	$19,624	23.8%
Our sales and marketing expense increased in aggregate dollars for the three and six months ended June 30, 2015, versus the comparable 2014 periods. Our sales and marketing expense as a percentage of total revenue remained consistent with the comparable 2014 period for the three months ended June 30, 2015 and slightly decreased for the six month period ended June 30, 2015, primarily as a result of the following:

•	increased payroll and related employee costs due to increased sales and marketing personnel and higher variable compensation; and

•	increased marketing and public relations spending related to trade shows.
These increases were partially offset by decreased other costs, which was primarily lower consulting expense, fees and licenses.
We expect our sales and marketing expenses to increase in both aggregate dollars and as a percentage of revenue compared to 2014 as we expand our sales workforce.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Payroll and related employee costs	$5,640	12.9%	$3,669	8.9%	$10,460	12.1%	$7,362	8.9%
Share-based compensation	625	1.4%	370	0.9%	1,086	1.3%	720	0.9%
Other costs	1,381	3.2%	820	2.0%	2,363	2.7%	1,355	1.6%
Total research and development	$7,646	17.5%	$4,859	11.8%	$13,909	16.1%	$9,437	11.4%
Our research and development expense increased in aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2015, versus the comparable 2014 periods, primarily as a result of the following:

•	increased payroll and related employee costs due to increased headcount as we expand our research and development activities;

•	the aforementioned reorganization of certain employees from cost of services to research and development; and

•	increased other costs primarily due to increased professional fees for consulting and travel expenses.
We expect our research and development expenses to increase in both aggregate dollars and as a percentage of revenue compared to 2014 as we continue to increase headcount and our investments in research and development.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $635, or 1.4% of revenue, for the three months ended June 30, 2015, versus $977, or 2.4% of revenue, for the comparable 2014 period. For the six months ended June 30, 2015, depreciation and amortization was $1,276, or 1.5% of revenue versus $2,043, or 2.5% of revenue for the comparable 2014 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $-0- and $4 for the three and six months ended June 30, 2015, versus $7 and $19 for the comparable 2014 periods. Interest expense is primarily comprised of interest paid on capital leases that were paid in full in March 2015. As of June 30, 2015, we had no outstanding credit facilities.
Interest Income
Interest income was $75 and $149 for the three and six months ended June 30, 2015, versus $67 and $137 for the comparable 2014 periods. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other expense was $131 and $195, respectively, for the three months ended June 30, 2015 and 2014. Other expense consists primarily of net foreign currency transaction losses, partially offset by the gain on the conversion of our convertible debt security into preferred shares.
For the six months ended June 30, 2015, other income was $1,682, compared to other expense of $178 for the comparable 2014 period. For the six months ended June 30, 2015, other income consists primarily of net foreign currency transaction gains and the $275 gain on the conversion of our convertible debt security into preferred shares. For six months ended June 30, 2014, other expense consists primarily of net foreign currency transaction losses, and the working capital adjustment associated with the sale of our WCM business, partially offset by the gain on sale of assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from continuing operations for the three and six months ended June 30, 2015, was $90 and $145, respectively, versus $27 and $83 for the comparable 2014 periods. Income tax expense on the loss from continuing operations before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.

Income from Discontinued Operations
Discontinued operations relate to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG. During the three months ended June 30, 2014, we received approximately $414 from DG for previously written-off receivables. We recorded $269, net of tax of $145, as income from discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014.
Liquidity and Capital Resources
As of June 30, 2015, our cash, cash equivalents and marketable securities classified as current totaled $74,917. Included in this amount is approximately $6,251 of cash and cash equivalents held outside the United States that would be subject to withholding taxes upon repatriation.
The major components of changes in cash flows for the six months ended June 30, 2015 and 2014, are discussed in the following paragraphs.
Operating Activities
Net cash used in operating activities of continuing operations was $3,961 for the six months ended June 30, 2015, versus $588 for the comparable 2014 period, an increase of $3,373. Changes in operating assets and liabilities of ($6,935) during the six months ended June 30, 2015, versus ($2,224) in the comparable 2014 period were primarily due to:

•
accounts receivable increased $9,292 during the six months ended June 30, 2015, due to the timing of billings net of collections and an increase in our days sales outstanding (DSO) due to longer payment terms with certain large customers as compared to a $3,148 increase in the comparable 2014 period;

•	other assets decreased $1,009 during the six months ended June 30, 2015, due to amortization of prepaid bandwidth expenses versus a decrease of $928 for the comparable 2014 period;

•	accounts payable increased $3,374 during the six months ended June 30, 2015 versus an increase of $3,296 for the comparable 2014 period due to timing of vendor payments;

•
other current liabilities decreased $1,708 during the six months ended June 30, 2015, primarily due to the payment of 2014 accrued compensation and the reversal of accrued legal fees versus a decrease of $2,819 for the comparable 2014 period.

Cash provided by operating activities of continuing operations may not be sufficient to cover new purchases of property and equipment during 2015 and potential litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our DSO will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities of continuing operations was $12,222 for the six months ended June 30, 2015, versus $10,313 for the comparable 2014 period. Net cash used in investing activities of continuing operations during the six months ended June 30, 2015 and 2014, primarily relates to purchases of marketable securities, and capital expenditures consisting primarily of servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the six months ended June 30, 2015, we made capital expenditures of $12,061 which represented approximately 14% of our total revenue. We expect an increase in capital expenditures in 2015 compared to 2014, to support growth opportunities and to further upgrade our global network and systems.
Financing Activities
Net cash used in financing activities of continuing operations was $740 for the six months ended June 30, 2015, versus $1,964 for the comparable 2014 period. Net cash used in financing activities of continuing operations in the six months ended June 30, 2015, related to payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,944, cash paid for the repurchase of our common stock of $957, and payments made on our capital lease obligations of $358, offset by cash received from the exercise of stock options and our employee stock plan of $2,519.

Net cash used in financing activities in the six months ended June 30, 2014 related to cash paid for the repurchase of our common stock of $1,204, payments of employee tax withholdings related to restricted stock units of $1,171, and payments made on our capital lease obligations of $323, offset by cash received from the exercise of stock options and our employee stock purchase plan of $734.
On March 12, 2015, we paid in full the outstanding balance on our capital leases. As of June 30, 2015, we had no outstanding credit facilities.
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the six months ended June 30, 2015, we have purchased and canceled approximately 293 shares. All repurchased shares were canceled and returned to authorized but unissued status. As of June 30, 2015, we have $9,525 remaining under this share repurchase authorization.
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
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth, and computer rack space. These leases expire on various dates ranging from 2015 to 2022. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2015 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
The following table presents our contractual obligations and commercial commitments, as of June 30, 2015, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$22,191	$16,928	$4,970	$293	$—
Rack space leases	20,137	15,185	4,514	438	—
Real estate leases	13,545	4,077	6,338	2,755	375
Total operating leases	55,873	36,190	15,822	3,486	375
Other purchase obligations	486	486	—	—	—
Total commitments	$56,359	$36,676	$15,822	$3,486	$375
Off Balance Sheet Arrangements
As of June 30, 2015, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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

Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. Approximately 16% of our revenue for the three and six months ended June 30, 2015, was denominated in foreign currencies. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2014, and the six months ended June 30, 2015, would have been higher by approximately $3,019 and $1,629 respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended June 30, 2015 and 2014, sales to our top 20 customers accounted for approximately 59% and 52%, respectively, of our total revenue. During the three months ended June 30, 2015, we had no customer who represented 10% or more of our total revenue. During the three months ended June 30, 2014, Netflix represented approximately 13% of our total revenue.
For the six months ended June 30, 2015 and 2014, sales to our top 20 customers accounted for approximately 57% and 51%, respectively, of our total revenue. During the six months ended June 30, 2015, we had no customer who represented 10% or more of our total revenue. During the six months ended June 30, 2014, Netflix represented approximately 12% of our total revenue. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Any unplanned interruption or degradation in the functioning or availability of our network or services, or attacks on or disruptions to our internal information technology systems, could lead to increased costs, a significant decline in our revenue and harm our reputation.
Our business is dependent on providing our customers with fast, efficient, and reliable distribution of content delivery and digital asset management services over the Internet every minute of every day. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption, or substantial and extensive degradation, of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity or access, failure of our software or global network infrastructure and power losses. In addition, we deploy our servers in third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses, unauthorized hacking of our systems, security breaches or other cyberattacks by unauthorized users. Any hacking of our systems or other cyberattacks could lead to the unauthorized release of confidential information that could damage our customers’ business and reputation, as well as our own. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software programs, and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, and loss of existing or potential customers. In addition, our recent release of a security-related solution may increase our visibility as a security-focused company and make us a more attractive target for attacks on our infrastructure intended to steal information about our technology, financial data, or customer information or take other actions that would be damaging to our customers and us.
We could experience a significant, unplanned disruption, or substantial and extensive degradation of our services, or our network may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption or substantial and extensive degradation in the functioning of our Orchestrate Platform services for any reason would reduce our revenue and could harm our business and financial results. If such a widespread interruption occurred, or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions, significant degradation, cybersecurity threats, security breaches, or attacks on our internal information technology systems could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the six months ended June 30, 2015, sales to our top 20 customers accounted for approximately 57% of our total revenue. During the six months ended June 30, 2015, we had no customer who represented 10% or more of our total revenue.
In the past, the customers that comprised our top 20 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of, or decreased usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results that may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

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

To increase our revenue, we must add new customers and sell additional services to existing customers and encourage existing customers to increase their usage levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new customers. We sell our services pursuant to service agreements that generally include some form of financial minimum commitment. Our customers have no obligation to renew their contracts for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. Aside from minimum financial commitments, customers are not obligated to use our services for any particular type or amount of traffic. These facts, in addition to the changing competitive landscape in our market, means that we cannot accurately predict future customer renewal rates or usage rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

•	their satisfaction or dissatisfaction with our services;

•	the quality and reliability of our content delivery network;

•	the prices of our services;

•	the prices of services offered by our competitors;

•	discontinuation by our customers of their Internet or web-based content distribution business;

•	mergers and acquisitions affecting our customer base; and

•	reductions in our customers’ spending levels.
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
On August 31, 2012, the United States Court of Appeals for the Federal Circuit issued its opinion in Akamai Technologies, Inc. v. Limelight Networks, Inc. The Federal Circuit stated that the trial court correctly determined that we did not directly infringe Akamai’s ’703 patent, and as such it upheld the trial court’s decision to vacate the original jury’s damages award. The Federal Circuit also held that we did not infringe Akamai’s ’413 or ’645 patents. However, a slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Federal Circuit’s new legal standard. We filed a petition to appeal this sharply divided Court of Appeals decision to the United States Supreme Court. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. On June 2, 2014, the Supreme Court issued its decision and reversed the Federal Circuit's decision, remanding the case back to that court. On July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original Court of Appeals panel for further proceedings. The Federal Circuit heard arguments on September 11, 2014, and on May 13, 2015, the Federal Circuit issued its opinion in the case, holding that we did not infringe Akamai's '703 patent. On June 12, 2015, Akamai filed a motion with the Federal Circuit seeking a rehearing en banc. If we are ultimately held liable for infringing Akamai's patent, it could seriously impact our ability to conduct our business and to offer our products and services to our customers. For example, a permanent injunction could prevent us from operating our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any such finding of infringement would also harm our revenue, market share, reputation, liquidity and overall financial position.
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

•	limitations on usage imposed by our customers in order to limit their online expenses; and

•	war, threat of war or terrorist actions, including cyber terrorism targeted at us, our customers, or both, and inadequate cybersecurity.
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
While we offer our customers a number of services and solutions associated with our Orchestrate Platform, we generate the majority of our revenue from charging our customers for the content delivered on their behalf through our global network. We are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Many different factors may have a general tendency to limit or reduce the number of users relying on the Internet for media content, the amount of content consumed by our customers’ users, or the number of providers making this content available online, including, among others:

•	a general decline in Internet usage;

•	third party restrictions on online content (including copyright restrictions, digital rights management and restrictions in certain geographic regions);

•	system impairments or outages, including those caused by hacking or cyberattacks; and

•	a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience.
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
As of June 30, 2015, we had a goodwill balance of approximately $76,381, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
Our operations are dependent in part upon communications capacity provided by third party telecommunications providers. A material disruption of the communications capacity we have leased could harm our results of operations, reputation and customer relations.
We lease private line capacity for our backbone from third party providers. Our contracts for private line capacity generally have terms of three to four years. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party providers. Alternative providers are available; however, it could be time consuming and expensive to promptly identify and obtain alternative third party connectivity. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity from third party providers on terms commercially acceptable to us or at all, our business and financial results would suffer. Similarly, if we are unable to timely deploy enough network capacity to meet the needs of our customer base or effectively manage the demand for our services, our reputation and relationships with our customers would be harmed, which, in turn, could harm or business, financial condition and results of operations.
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
As a public company, we have incurred, and will continue to incur, significant expenses, including increased accounting, legal and other professional fees, insurance premiums, investor relations costs, and costs associated with compensating our independent directors. In addition, rules implemented by the SEC and the Nasdaq Global Select Market impose additional requirements on public companies, including requiring changes in corporate governance practices. For example, the listing requirements of the Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.
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
As of June 30, 2015, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 35% of our outstanding common stock, including approximately 30% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3.    Defaults upon Senior Securities
Not applicable
Item 4.    Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.02	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.14.1	First Amendment to Employment agreement between the Registrant and George Vonderhaar dated June 19, 2015.	8-K	001-33508	10.3	6/19/2015

10.16.1	First Amendment to Employment agreement between the Registrant and Peter J. Perrone dated June 19, 2015.	8-K	001-33508	10.1	6/19/2015

10.17.1	First Amendment to Employment agreement between the Registrant and Sajid Malhotra dated June 18, 2015.	8-K	001-33508	10.2	6/19/2015

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE DOCUMENT					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X
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

LIMELIGHT NETWORKS, INC.

Date:	August 4, 2015	By:	/s/ PETER J. PERRONE
Peter J. Perrone Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)