Form 10-Q
period 2015-09-30
Limelight Networks, Inc.
filed 2015-11-04
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of October 28, 2015: 101,005,854 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2015

Note Regarding Forward-Looking Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These statements include, among other things:

•	our expectations regarding revenue, costs and expenses;

•	our plans regarding investing in our content delivery network, as well as other products and technologies;

•	our beliefs regarding the growth of, and competition within, the content delivery industry;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	our expectations regarding headcount;

•	the impact of certain new accounting standards and guidance;

•	our plans with respect to investments in marketable securities;

•	our expectations and strategies regarding acquisitions;

•	our expectations regarding the Akamai litigation and other pending or potential disputes;

•	our estimations regarding taxes and belief regarding our tax reserves;

•	our beliefs regarding the use of Non-GAAP financial measures;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	the sufficiency of our sources of funding;

•	our belief regarding our interest rate risk; and

•	our beliefs regarding the significance of our large customers;
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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,452	$57,767
Marketable securities	34,123	35,317
Accounts receivable, net	27,151	22,622
Income taxes receivable	185	237
Deferred income taxes	72	78
Prepaid expenses and other current assets	9,156	9,625
Total current assets	106,139	125,646
Property and equipment, net	40,077	32,636
Marketable securities, less current portion	40	40
Deferred income taxes, less current portion	1,260	1,364
Goodwill	76,096	76,133
Other intangible assets, net	470	1,071
Other assets	3,857	4,451
Total assets	$227,939	$241,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,358	$7,065
Deferred revenue	3,636	3,509
Capital lease obligations	—	223
Income taxes payable	121	248
Other current liabilities	12,972	14,383
Total current liabilities	27,087	25,428
Capital lease obligations, less current portion	—	135
Deferred income taxes	133	170
Deferred revenue, less current portion	27	405
Other long-term liabilities	2,354	3,040
Total liabilities	29,601	29,178
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized at September 30, 2015, and December 31, 2014; 100,892 and 98,409 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively	101	98
Additional paid-in capital	473,399	464,294
Accumulated other comprehensive loss	(10,912)	(7,786)
Accumulated deficit	(264,250)	(244,443)
Total stockholders’ equity	198,338	212,163
Total liabilities and stockholders’ equity	$227,939	$241,341
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$42,049	$39,020	$128,173	$121,533
Cost of revenue:
Cost of services (1)	21,502	18,672	64,430	61,563
Depreciation — network	4,636	4,207	13,164	12,688
Total cost of revenue	26,138	22,879	77,594	74,251
Gross profit	15,911	16,141	50,579	47,282
Operating expenses:
General and administrative	6,586	7,295	19,518	21,966
Sales and marketing	9,489	8,731	29,767	28,356
Research and development	7,429	5,514	21,338	14,951
Depreciation and amortization	648	825	1,924	2,868
Total operating expenses	24,152	22,365	72,547	68,141
Operating loss	(8,241)	(6,224)	(21,968)	(20,859)
Other income (expense):
Interest expense	—	(7)	(4)	(26)
Interest income	82	66	231	203
Other, net	473	1,192	2,155	1,014
Total other income	555	1,251	2,382	1,191
Loss from continuing operations before income taxes	(7,686)	(4,973)	(19,586)	(19,668)
Income tax expense	76	98	221	181
Loss from continuing operations	(7,762)	(5,071)	(19,807)	(19,849)
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	—	(4)	—	265
Net loss	$(7,762)	$(5,075)	$(19,807)	$(19,584)
Net loss per share:
Basic and diluted
Continuing operations	$(0.08)	$(0.05)	$(0.20)	$(0.20)
Discontinued operations	—	—	—	—
Total	$(0.08)	$(0.05)	$(0.20)	$(0.20)

Weighted average shares used in per share calculation:
Basic and diluted	100,552	98,458	99,676	98,274
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization.

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(7,762)	$(5,075)	$(19,807)	$(19,584)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investments	15	(37)	58	(30)
Foreign exchange translation loss	(1,132)	(3,671)	(3,184)	(2,903)
Other comprehensive loss, net of tax	(1,117)	(3,708)	(3,126)	(2,933)
Comprehensive loss	$(8,879)	$(8,783)	$(22,933)	$(22,517)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(19,807)	$(19,584)
Income from discontinued operations	—	265
Net loss from continuing operations	(19,807)	(19,849)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	15,088	15,556
Share-based compensation	9,473	7,800
Foreign currency remeasurement gain	(2,083)	(1,067)
Deferred income taxes	(21)	(185)
Accounts receivable charges	738	483
Amortization of premium on marketable securities	152	374
Non cash tax benefit associated with income from discontinued operations	—	(59)
Changes in operating assets and liabilities:
Accounts receivable	(5,267)	(1,496)
Prepaid expenses and other current assets	296	(1,045)
Income taxes receivable	35	55
Other assets	1,587	991
Accounts payable and other current liabilities	510	1,099
Deferred revenue	(251)	(893)
Income taxes payable	(78)	(214)
Other long term liabilities	(669)	(545)
Net cash (used in) provided by operating activities of continuing operations	(297)	1,005
Investing activities
Purchases of marketable securities	(16,820)	(17,669)
Maturities of marketable securities	16,920	15,550
Purchases of property and equipment	(20,754)	(13,984)
Proceeds from the sale of discontinued operations	—	414
Net cash used in investing activities of continuing operations	(20,654)	(15,689)
Financing activities
Payments on capital lease obligations	(358)	(412)
Payments of employee tax withholdings related to restricted stock vesting	(2,279)	(1,455)
Cash paid for purchase of common stock	(957)	(2,500)
Proceeds from employee stock plans	2,731	967
Net cash used in financing activities of continuing operations	(863)	(3,400)
Effect of exchange rate changes on cash and cash equivalents	(501)	(840)
Discontinued operations
Cash used in operating activities of discontinued operations	—	(4)
Net decrease in cash and cash equivalents	(22,315)	(18,928)
Cash and cash equivalents, beginning of period	57,767	85,956
Cash and cash equivalents, end of period	$35,452	$67,028
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4	$26
Cash paid during the period for income taxes, net of refunds	$390	$581
Property and equipment expenditures remaining in accounts payable and other current liabilities	$3,081	$2,119
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim periods presented and of a normal recurring nature. The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any future periods. This quarterly report on Form 10-Q should be read in conjunction with our audited financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2014. All information is presented in thousands, except per share amounts and where specifically noted.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods)

beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The standard permits the use of the retrospective or the modified approach method. We have not yet selected a transition method, and are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.
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
In April 2015, the FASB issued ASU No. 2015-03, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. We do not expect that the adoption of this standards update will have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We believe the adoption of ASU 2015-15 will not have a material impact on our consolidated financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16 which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. We do not expect that the adoption of this standards update will have a material impact on our consolidated financial statements.

3. Investments in Marketable Securities
The following is a summary of marketable securities, designated as available-for-sale, at September 30, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$14,880	$11	$9	$14,882
Corporate notes and bonds	19,283	19	21	19,281
Total marketable securities	$34,163	$30	$30	$34,163
At September 30, 2015, we evaluated our marketable securities and determined unrealized losses were due to fluctuations in interest rates. We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence as of September 30, 2015. Our intent is to hold these investments to such time as these assets are no longer impaired. We view our available-for-sale securities as available to fund current operations.
The amortized cost and estimated fair value of the marketable debt securities at September 30, 2015, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$20,119	$17	$2	$20,134
Due after one year and through five years	14,044	13	28	14,029
	$34,163	$30	$30	$34,163
The following is a summary of marketable securities, designated as available-for-sale, at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$11,040	$2	$32	$11,010
Commercial paper	1,498	—	1	1,497
Corporate notes and bonds	21,876	7	33	21,850
Convertible debt securities	1,000	—	—	1,000
Total marketable securities	$35,414	$9	$66	$35,357
The amortized cost and estimated fair value of the marketable debt securities at December 31, 2014, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$19,798	$5	$9	$19,794
Due after one year and through five years	15,616	4	57	15,563
	$35,414	$9	$66	$35,357
4. Accounts Receivable, net
Accounts receivable, net include:

	September 30,	December 31,
	2015	2014
Accounts receivable	$28,865	$24,456
Less: credit allowance	(460)	(380)
Less: allowance for doubtful accounts	(1,254)	(1,454)
Total accounts receivable, net	$27,151	$22,622

5. Goodwill
We have recorded goodwill as a result of past business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of our acquisitions, the objective of the acquisition was to expand our product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill.
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
No interim indicators of impairment were identified as of September 30, 2015. Foreign currency translation adjustments decreased the carrying amount of goodwill for the three and nine months ended September 30, 2015, by $285 and $37, respectively.
6. Property and Equipment, net
Property and equipment, net include:

	September 30,	December 31,
	2015	2014
Network equipment	$139,047	$127,962
Computer equipment and software	11,208	9,079
Furniture and fixtures	2,491	2,498
Leasehold improvements	5,440	5,262
Other equipment	173	186
Total property and equipment	158,359	144,987
Less: accumulated depreciation and amortization	(118,282)	(112,351)
Total property and equipment, net	$40,077	$32,636
Depreciation and amortization expense related to property and equipment classified in operating expense was $445 and $566 for the three months ended September 30, 2015 and 2014, respectively, and was $1,322 and $1,934 for the nine months ended September 30, 2015 and 2014, respectively.
7. Other Current Liabilities
Other current liabilities include:

	September 30,	December 31,
	2015	2014
Accrued compensation and benefits	$5,980	$5,266
Accrued cost of revenue	2,983	2,031
Deferred rent	923	1,277
Accrued legal fees	62	1,292
Other accrued expenses	3,024	4,517
Total other current liabilities	$12,972	$14,383

8. Other Long Term Liabilities
Other long term liabilities include:

	September 30,	December 31,
	2015	2014
Deferred rent	$1,934	$2,511
Income taxes payable	420	529
Total other long term liabilities	$2,354	$3,040
9. Contingencies
Legal Matters
Akamai Litigation
In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, United States Patent No. 6,553,413 (the ’413 patent) and United States Patent No. 6,108,703 (the ’703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third patent United States Patent No. 7,103,645 (the ’645 patent). Before trial, Akamai waived by stipulation its claims of indirect or induced infringement and proceeded to trial only on the theory of direct infringement. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ’703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45,500, which includes lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded prejudgment interest, which we estimated to be $2,600 at December 31, 2007. We recorded an aggregate $48,100 as a provision for litigation as of December 31, 2007. During 2008, we recorded a potential additional provision of approximately $17,500 for potential additional infringement damages and interest. The total provision for litigation at December 31, 2008 was $65,600.
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
Following the Supreme Court decision, on July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original Court of Appeals panel for further proceedings. The Federal Circuit heard arguments on September 11, 2014, and on May 13, 2015, the Federal Circuit issued its opinion in the case, holding that we did not infringe Akamai's '703 patent. On June 12, 2015, Akamai filed a motion with the Federal Circuit seeking a rehearing en banc. On August 13, 2015, the Federal Circuit reversed its earlier decisions in our favor and reinstated the 2008 jury verdict holding us liable for direct infringement of the '703 patent. As a result of this reversal and due to the complexity of the remaining matters outstanding and the procedural status of the case, we believe a loss is reasonably possible, but not probable. If the ultimate outcome were to be unfavorable, we have estimated the loss could be up to $76,000. We intend to continue vigorously defending our position in this ongoing dispute. As of September 30, 2015, we have not recorded a provision for a loss contingency related to this allegation in our consolidated financial statements.
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

The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss from continuing operations	$(7,762)	$(5,071)	$(19,807)	$(19,849)
(Loss) income from discontinued operations	$—	$(4)	$—	$265
Net loss	$(7,762)	$(5,075)	$(19,807)	$(19,584)
Basic and diluted weighted average outstanding shares of common stock	100,552	98,458	99,676	98,274
Basic and diluted net loss per share:
Continuing operations	$(0.08)	$(0.05)	$(0.20)	$(0.20)
Discontinued operations	—	—	—	—
Total	$(0.08)	$(0.05)	$(0.20)	$(0.20)
For the three months ended September 30, 2015 and 2014, potentially dilutive common stock, including awards granted under our equity incentive compensation plans of 3,597 (stock options 1,333, restricted stock units 1,760, employee stock purchase plan 504) and 2,593 (stock options 748, restricted stock units 1,738, employee stock purchase plan 107), respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.
For the nine months ended September 30, 2015 and 2014, potentially dilutive common stock, including awards granted under our equity incentive compensation plans of 5,065 (stock options 1,843, restricted stock units 2,718, employee stock purchase plan 504) and 2,323 (stock options 653, restricted stock units 1,563, employee stock purchase plan 107), respectively, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.
11. Stockholders’ Equity
Common Stock
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. Under this authorization, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. We did not purchase any shares during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we purchased and canceled 293 shares for $818, including commissions and expenses. During the three and nine months ended September 30, 2014, we purchased and canceled approximately 447 and 947 shares, respectively, for approximately $1,267 and $2,500, respectively, including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. We did not issue any shares under the ESPP during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we issued 202 shares under the ESPP. Total cash proceeds from the purchase of shares under the ESPP was approximately $451. As of September 30, 2015, shares reserved for issuance to employees under this plan totaled 3,394, and we held employee contributions of $817 (included in other current liabilities) for future purchases under the ESPP.
12. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2015, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2014	$(7,743)	$(43)	$(7,786)
Other comprehensive (loss) income before reclassifications	(3,184)	58	(3,126)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive (loss) income	(3,184)	58	(3,126)
Balance, September 30, 2015	$(10,927)	$15	$(10,912)
13. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Share-based compensation expense by type:
Stock options	$952	$1,120	$3,165	$3,545
Restricted stock units	1,860	1,426	5,830	4,127
ESPP	312	41	478	128
Total share-based compensation expense	$3,124	$2,587	$9,473	$7,800
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$400	$464	$1,484	$1,466
General and administrative expense	1,513	1,174	4,395	3,539
Sales and marketing expense	643	567	1,940	1,693
Research and development expense	568	382	1,654	1,102
Total share-based compensation expense	$3,124	$2,587	$9,473	$7,800
Unrecognized share-based compensation expense totaled approximately $21,055 at September 30, 2015, of which $6,480 related to stock options and $14,575 related to restricted stock awards. We currently expect to recognize share-based compensation expense of $2,882 during the remainder of 2015, $10,047 in 2016 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at September 30, 2015.
14. Leases and Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment that expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of September 30, 2015, are as follows:

Remainder of 2015	$1,084
2016	3,817
2017	3,057
2018	2,841
2019	1,151
Thereafter	604
Total minimum payments	$12,554

Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers (ISPs).
The following summarizes minimum commitments as of September 30, 2015:

Remainder of 2015	$12,127
2016	22,187
2017	6,030
2018	2,204
2019	715
Thereafter	78
Total minimum payments	$43,341
Capital Leases
We leased equipment under capital lease agreements that extended through 2017. The outstanding balance for capital leases was $358 as of December 31, 2014. In March 2015, we paid $323, which represented the outstanding balance of our capital lease obligations. As of September 30, 2015, we had no outstanding capital lease obligations. Interest expense for all periods presented was immaterial.
15. Concentrations
During the three and nine months ended September 30, 2015 and 2014, we had no customer who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $22,997 for the three months ended September 30, 2015, compared to $21,536 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, revenue from customers located within the United States was $74,269, compared to $70,820 for the nine months ended September 30, 2014.
During the three and nine months ended September 30, 2015 and 2014, we had two countries, based on customer location, the United States and Japan, that accounted for 10% or more of our total revenues.
16. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended September 30, 2015 and 2014, was $76 and $98, respectively. For the nine months ended September 30, 2015 and 2014, income tax expense was $221 and $181, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three and nine month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2012 through 2014 remain subject to examination by federal tax authorities. Tax years 2011 through 2014 generally remain subject to examination by state tax authorities. As of September 30, 2015, our 2012 federal income tax return is under audit. As of September 30, 2015 we are not under any state examination for income taxes.
17. Segment Reporting and Geographic Areas
Our chief operating decision maker (whom is our Chief Executive Officer) reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. We operate in one industry segment — content delivery and related services. We operate in three geographic areas — Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Americas	$24,541	58.4%	$23,553	60.4%	$78,768	61.5%	$76,757	63.2%
EMEA	7,914	18.8%	8,368	21.4%	23,490	18.3%	25,732	21.2%
Asia Pacific	9,594	22.8%	7,099	18.2%	25,915	20.2%	19,044	15.7%
Total revenue	$42,049	100.0%	$39,020	100.0%	$128,173	100.0%	$121,533	100.0%
The following table sets forth long-lived assets by geographic area in which the assets are located:

	September 30,	December 31,
	2015	2014
Americas	$24,569	$22,505
International	15,978	11,202
Total long-lived assets	$40,547	$33,707
18. Fair Value Measurements
As of September 30, 2015, and December 31, 2014, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at September 30, 2015:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$514	$514	$—	$—
Corporate notes and bonds (1)	19,281	—	19,281	—
Certificate of deposit (1)	14,882	—	14,882	—
Total assets measured at fair value	$34,677	$514	$34,163	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
The following is a summary of fair value measurements at December 31, 2014:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$57	$57	$—	$—
Corporate notes and bonds (1)	21,850	—	21,850	—
Commercial paper (1)	1,497	—	1,497	—
Certificate of deposit (1)	11,010	—	11,010	—
Convertible debt security (1)	1,000	—	—	1,000
Total assets measured at fair value	$35,414	$57	$34,357	$1,000
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

During the nine months ended September 30, 2015, a $1,000 convertible debt security, classified as Level 3 in the fair value hierarchy as of December 31, 2014, was converted into preferred shares of the issuing entity. As a result of the conversion, we recognized $275 in gain, related to a beneficial conversion feature, which is included in other income (expense) in our statement of operations for the nine months ended September 30, 2015. After conversion, at September 30, 2015, the investment is carried at cost of $1,275 and is evaluated for impairment quarterly or when events or changes in circumstances indicate the carrying value of the investment may exceed its fair value. We did not estimate the fair value of the investment because we did not identify any events or circumstances that would have a significant adverse effect on the fair value of the investment. Determining fair value is not practicable because the preferred shares are not publicly traded and information necessary to determine fair value is not available. The cost basis investment was reclassified to, and is included in, other assets in our consolidated balance sheet, and is no longer subject to fair value measurement disclosures and was accordingly transferred out of Level 3.
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
19. Subsequent Events
In October 2015, our board of directors approved a restructuring and reduction in force plan of 44 employees, or approximately 8% of our global workforce.  We estimate that we will incur restructuring charges in the quarter ended December 31, 2015 of approximately $1,000, comprised of the write-off of intangible assets of $500 and cash payments for severance costs of approximately $500.
On November 2, 2015, we entered into a Credit Agreement with Silicon Valley Bank (SVB). The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $25,000. We are subject to a borrowing base calculation to determine the amount available to us. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2017.
Borrowings under the Credit Agreement bear interest at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Credit Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. We incurred a commitment fee of 0.25% upon entering into the Credit Agreement and 0.20% to be paid on the one year anniversary of closing. In addition, there is an unused line fee of 0.375% if our minimum liquidity is greater than $17,500. If our minimum liquidity falls below $17,500, the unused line fee is 0.250%.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
We are required to comply with various financial covenants under the Credit Agreement. Specifically, we are required to maintain a minimum tangible net worth, as defined in the Credit Agreement. In addition, we have a maximum unfinanced capital expenditures amount of $30,000 for 2015 and $25,000 per annum thereafter.

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
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represented approximately 77% of our total revenue during the three and nine months ended September 30, 2015. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services. We believe continued increases in content delivery traffic growth rates is an important trend that will continue to outpace declining average selling prices in the industry.
On August 13, 2015, the Federal Circuit reversed its earlier decisions in our favor and reinstated the 2008 jury verdict holding us liable for direct infringement of the '703 patent. As a result of this reversal and due to the complexity of the remaining matters outstanding and the procedural status of the case, we believe a loss is reasonably possible, but not probable. If the ultimate outcome were to be unfavorable, we have estimated the loss could be up to $76,000. Please refer to Note 9 “Contingencies” of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
In October 2015, our board of directors approved a restructuring and reduction in force plan of 44 employees, or approximately 8% of our global workforce. The restructuring is part of an overall plan to create a more efficient, competitive and profitable company.  We intend to reinvest the savings from the restructuring in our strategic priorities to drive growth.  We estimate that we will incur restructuring charges in the quarter ended December 31, 2015 of approximately $1,000, comprised of the write-off of intangible assets of $500 and cash payments for severance costs of approximately $500.
On November 2, 2015, we entered into a Credit Agreement with Silicon Valley Bank (SVB). The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $25,000. This Credit Agreement will provide additional liquidity as we continue to execute our growth strategy through innovative product development and select global market expansion.
We operate in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own network. Although during the three and nine months ended September 30, 2015 and 2014, we had no customer who represented 10% or more of our total revenue, changes in revenue are driven by a small subset of large customers who have low contractually committed obligations.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continue to work with our vendors to renegotiate our fixed rate infrastructure contracts to variable rate in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. We increased headcount from 520 at December 31, 2014, to 556 as of September 30, 2015, primarily in our research and development and sales organizations. Following our reduction in force in October 2015, we have approximately 512 employees.

The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Revenues	$42,049	100.0%	$39,020	100.0%	$128,173	100.0%	$121,533	100.0%
Cost of revenue	26,138	62.2%	22,879	58.6%	77,594	60.5%	74,251	61.1%
Gross profit	15,911	37.8%	16,141	41.4%	50,579	39.5%	47,282	38.9%
Operating expenses	24,152	57.4%	22,365	57.3%	72,547	56.6%	68,141	56.1%
Operating loss	(8,241)	(19.6)%	(6,224)	(16.0)%	(21,968)	(17.1)%	(20,859)	(17.2)%
Total other income (expense)	555	1.3%	1,251	3.2%	2,382	1.9%	1,191	1.0%
Loss from continuing operations before income taxes	(7,686)	(18.3)%	(4,973)	(12.7)%	(19,586)	(15.3)%	(19,668)	(16.2)%
Income tax expense	76	0.2%	98	0.3%	221	0.2%	181	0.1%
Loss from continuing operations	(7,762)	(18.5)%	(5,071)	(13.0)%	(19,807)	(15.5)%	(19,849)	(16.3)%
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	—	—%	(4)	—%	—	—%	265	0.2%
Net loss	$(7,762)	(18.5)%	$(5,075)	(13.0)%	$(19,807)	(15.5)%	$(19,584)	(16.1)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net loss, EBITDA from continuing operations and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net loss to be an important indicator of overall business performance. We define Non-GAAP net loss to be U.S. GAAP net loss, adjusted to exclude share-based compensation, litigation defense expenses, amortization of intangible assets, discontinued operations and the gain (loss) on sale of our web content management (WCM) business. We believe that EBITDA from continuing operations provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA from continuing operations as U.S. GAAP net loss, adjusted to exclude interest and other (income) expense, interest expense, income tax expense, depreciation and amortization, discontinued operations and gain (loss) on sale of WCM. We define Adjusted EBITDA as EBITDA from continuing operations adjusted to exclude share-based compensation and litigation defense expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.
In our November 3, 2015, earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

•	EBITDA from continuing operations and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	these measures do not reflect changes in, or cash requirements for, our working capital needs;

•	these measures do not reflect the cash requirements necessary for litigation costs;

•	these measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur;

•	these measures do not reflect income taxes or the cash requirements for any tax payments;

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
Reconciliation of Non-GAAP Financial Measures
In accordance with the requirements of Item 10(e) of Regulation S-K, we are presenting the most directly comparable U.S. GAAP financial measures and reconciling the unaudited Non-GAAP financial metrics to the comparable U.S. GAAP measures.
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
U.S. GAAP net loss	$(7,762)	$(6,362)	$(5,075)	$(19,807)	$(19,584)
Share-based compensation	3,124	3,280	2,587	9,473	7,800
Litigation defense expenses	140	(1,174)	10	(1,015)	819
Amortization of intangible assets	203	201	259	602	934
Loss on sale of the WCM business	—	—	—	—	62
Loss (income) from discontinued operations, net of income taxes	—	—	4	—	(265)
Non-GAAP net loss	$(4,295)	$(4,055)	$(2,215)	$(10,747)	$(10,234)
Reconciliation of U.S. GAAP Net Loss to EBITDA from Continuing Operations to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
U.S. GAAP net loss	$(7,762)	$(6,362)	$(5,075)	$(19,807)	$(19,584)
Depreciation and amortization	5,284	5,011	5,032	15,088	15,556
Interest expense	—	—	7	4	26
Loss on sale of the WCM business	—	—	—	—	62
Interest and other (income) expense	(555)	56	(1,258)	(2,386)	(1,279)
Income tax expense	76	90	98	221	181
Loss (income) from discontinued operations, net of income taxes	—	—	4	—	(265)
EBITDA from continuing operations	$(2,957)	$(1,205)	$(1,192)	$(6,880)	$(5,303)
Share-based compensation	3,124	3,280	2,587	9,473	7,800
Litigation defense expenses	140	(1,174)	10	(1,015)	819
Adjusted EBITDA	$307	$901	$1,405	$1,578	$3,316

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the nine months ended September 30, 2015, there have been no significant changes in our critical accounting policies and estimates.
Results of Continuing Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2015	2014	Change	Change	2015	2014	Change	Change
Revenue	$42,049	$39,020	$3,029	7.8%	$128,173	$121,533	$6,640	5.5%
Our revenue increased during the three and nine months ended September 30, 2015, versus the comparable 2014 periods primarily due to an increase in our content delivery revenue, which was driven by volume increases with certain of our larger customers, partially offset by a decrease in average selling price.
The three and nine months ended September 30, 2014 included $1,191 and $11,417, respectively, of revenue from Netflix whose contract expired in July 2014. Our active customers worldwide decreased to 981 as of September 30, 2015, compared to 1,134 as of September 30, 2014. We are continuing our selective approach to accepting profitable business by establishing a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended September 30, 2015 and 2014, sales to our top 20 customers accounted for approximately 58% and 50%, respectively, of our total revenue. For the nine months ended September 30, 2015 and 2014, sales to our top 20 customers accounted for approximately 56% and 50%, respectively of our total revenue. The customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three and nine months ended September 30, 2015 and 2014, we had no customer who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Americas	$24,541	58.4%	$23,553	60.4%	$78,768	61.5%	$76,757	63.2%
EMEA	7,914	18.8%	8,368	21.4%	23,490	18.3%	25,732	21.2%
Asia Pacific	9,594	22.8%	7,099	18.2%	25,915	20.2%	19,044	15.7%
Total revenue	$42,049	100.0%	$39,020	100.0%	$128,173	100.0%	$121,533	100.0%
We invoice our customers primarily in U.S. dollars. However, we have certain customers invoiced in local currencies. The strengthening of the U.S. dollar compared to these local currencies resulted in a decrease in U.S. dollar revenues of approximately $1,000 when comparing the average exchange rates for the three months ended September 30, 2015, versus the comparable 2014 period.
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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Bandwidth and co-location fees	$15,207	36.2%	$12,027	30.8%	$44,023	34.3%	$41,449	34.1%
Depreciation - network	4,636	11.0%	4,207	10.8%	13,164	10.3%	12,688	10.4%
Payroll and related employee costs	4,377	10.4%	4,396	11.3%	13,975	10.9%	13,230	10.9%
Share-based compensation	400	1.0%	464	1.2%	1,484	1.2%	1,466	1.2%
Other costs	1,518	3.6%	1,785	4.6%	4,948	3.9%	5,418	4.5%
Total cost of revenue	$26,138	62.2%	$22,879	58.6%	$77,594	60.5%	$74,251	61.1%
Our cost of revenue increased in aggregate dollars for the three and nine months ended September 30, 2015, versus the comparable 2014 periods. As a percentage of revenue, our cost of revenue increased during the three months ended September 30, 2015, and decreased for the nine months ended September 30, 2015, versus the comparable 2014 periods primarily as a result of the following:

•
increased bandwidth, peering and transit fees as a result of more traffic being delivered on our network. Additionally, during the three months ended September 30, 2014, we recorded a nonrecurring $1,100 credit related to an over billing from one of our co-location providers; and

•	increased depreciation as a result of new servers and network equipment placed into service.
These increases were partially offset by decreases in other costs which were primarily other recurring cost of sales, professional fees, and other employee costs.
Effective April 1, 2015, we reorganized the job responsibilities of certain employees, and as a result, such employee expenses have moved from cost of services to research and development, on a prospective basis. This reorganization resulted in approximately $650 of payroll and related employee costs in both the second and third quarters of 2015 being allocated to research and development, which were previously allocated to cost of services.
We anticipate an improvement in gross margin for the full year 2015 compared to 2014, and we anticipate that our depreciation expense related to our network equipment will increase compared to 2014, as we expect to increase our capital expenditures over 2014 levels.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Payroll and related employee costs	$2,544	6.1%	$2,553	6.5%	$8,255	6.4%	$7,714	6.3%
Professional fees and outside services	896	2.1%	2,177	5.6%	3,376	2.6%	4,928	4.1%
Share-based compensation	1,513	3.6%	1,174	3.0%	4,395	3.4%	3,539	2.9%
Other costs	1,633	3.9%	1,391	3.6%	3,492	2.7%	5,785	4.8%
Total general and administrative	$6,586	15.7%	$7,295	18.7%	$19,518	15.2%	$21,966	18.1%
Our general and administrative expense decreased in aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2015, versus the comparable 2014 periods. For the three months ended September 30, 2015, the decreases were primarily as a result of the following:

•	decreased professional fees, primarily due to lower consulting and general legal fees.

These decreases were partially offset by increased share-based compensation and increased other costs, which was primarily bad debt expense and litigation costs.
For the nine months ended September 30, 2015, the decreases were primarily as a result of the following:

•	decreased other costs as a result of our negotiations with a vendor which reduced our legal fees by $1,200, lower fees and licenses, and insurance; and

•	decreased professional fees, primarily due to lower consulting and accounting fees.
These decreases were partially offset by increased payroll and related employee costs due to higher average salaries for general and administrative personnel and increased share-based compensation.
We expect our general and administrative expenses for 2015 to decrease from 2014 in aggregate dollars as a result of our restructuring.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Payroll and related employee costs	$6,340	15.1%	$5,566	14.3%	$19,765	15.4%	$18,256	15.0%
Share-based compensation	643	1.5%	567	1.5%	1,940	1.5%	1,693	1.4%
Marketing programs	392	0.9%	321	0.8%	1,366	1.1%	1,101	0.9%
Other costs	2,114	5.0%	2,277	5.8%	6,696	5.2%	7,306	6.0%
Total sales and marketing	$9,489	22.6%	$8,731	22.4%	$29,767	23.2%	$28,356	23.3%
Our sales and marketing expense increased in aggregate dollars for the three and nine months ended September 30, 2015, versus the comparable 2014 periods but remained consistent as a percentage of total revenue. The increase in sales and marketing expense for the three and nine month periods ended September 30, 2015, was primarily as a result of the following:

•	increased payroll and related employee costs due to increased sales and marketing personnel and higher variable compensation; and

•	increased marketing and public relations spending related to trade shows.
These increases were partially offset by decreased other costs, which was primarily lower consulting expense, fees and licenses.
We expect our sales and marketing expenses for 2015 to increase in aggregate dollars compared to 2014 as we have expanded our sales workforce.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Payroll and related employee costs	$5,761	13.7%	$4,060	10.4%	$16,221	12.7%	$11,422	9.4%
Share-based compensation	568	1.4%	382	1.0%	1,654	1.3%	1,102	0.9%
Other costs	1,100	2.6%	1,072	2.7%	3,463	2.7%	2,427	2.0%
Total research and development	$7,429	17.7%	$5,514	14.1%	$21,338	16.6%	$14,951	12.3%
Our research and development expense increased in aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2015, versus the comparable 2014 periods, primarily as a result of the following:

•	increased payroll and related employee costs due to increased headcount as we expand our research and development activities; and

•	increased other costs primarily due to increased professional fees for consulting, facilities, and travel expenses and to a lesser extent increased fees and licenses.
Effective April 1, 2015, we reorganized the job responsibilities of certain employees, and as a result, such employee expenses have moved from cost of services to research and development, on a prospective basis. This reorganization resulted in approximately $650 of payroll and related employee costs in both the second and third quarters of 2015 being allocated to research and development, which were previously allocated to cost of services.
We expect our research and development expenses for 2015 to increase in both aggregate dollars and as a percentage of revenue compared to 2014 due to the increased headcount and our investments in research and development.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $648, or 1.5% of revenue, for the three months ended September 30, 2015, versus $825, or 2.1% of revenue, for the comparable 2014 period. For the nine months ended September 30, 2015, depreciation and amortization was $1,924, or 1.5% of revenue versus $2,868, or 2.4% of revenue for the comparable 2014 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $-0- and $4 for the three and nine months ended September 30, 2015, versus $7 and $26 for the comparable 2014 periods. Interest expense is primarily comprised of interest paid on capital leases that were paid in full in March 2015. As of September 30, 2015, we had no outstanding credit facilities.
Interest Income
Interest income was $82 and $231 for the three and nine months ended September 30, 2015, versus $66 and $203 for the comparable 2014 periods. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income was $473 and $1,192, respectively, for the three months ended September 30, 2015 and 2014. Other income consists primarily of foreign currency transaction gains and losses for the three months ended September 30, 2015. For the three months ended September 30, 2014, other income consists primarily of foreign currency transaction gains and losses and the gain on sale of assets.
For the nine months ended September 30, 2015 and 2014, other income was $2,155 and $1,014, respectively. For the nine months ended September 30, 2015, other income consists primarily of foreign currency transaction gains and losses and the $275 gain on the conversion of our convertible debt security into preferred shares. For nine months ended September 30, 2014, other income consists primarily of foreign currency transaction gains and losses, the working capital adjustment associated with the sale of our WCM business, and the gain on sale of assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from continuing operations for the three and nine months ended September 30, 2015, was $76 and $221, respectively, versus $98 and $181 for the comparable 2014 periods. Income tax expense on the loss from continuing operations before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Income from Discontinued Operations
Discontinued operations relate to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG. During the three months ended June 30, 2014, we received approximately $414 from DG for previously written-off receivables. We recorded $269, net of tax of $145, as income from discontinued operations during the second quarter of 2014. During the three months ended September 30, 2014, we recorded $4 (net of tax) of expense related to discontinued operations.

Liquidity and Capital Resources
As of September 30, 2015, our cash, cash equivalents and marketable securities classified as current totaled $69,575. Included in this amount is approximately $5,156 of cash and cash equivalents held outside the United States that would be subject to withholding taxes upon repatriation. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
We believe that our existing cash, cash equivalents and marketable securities, and available borrowing capacity will be sufficient to meet our anticipated cash needs for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.
The major components of changes in cash flows for the nine months ended September 30, 2015 and 2014, are discussed in the following paragraphs.
Operating Activities
Net cash used in operating activities of continuing operations was $297 for the nine months ended September 30, 2015, versus net cash provided by operating activities of $1,005 for the comparable 2014 period, a decrease of $1,302. Changes in operating assets and liabilities of ($3,837) during the nine months ended September 30, 2015, versus ($2,048) in the comparable 2014 period were primarily due to:

•
accounts receivable increased $5,267 during the nine months ended September 30, 2015, due to the timing of billings net of collections and an increase in our days sales outstanding (DSO) due to longer payment terms with certain large customers as compared to a $1,496 increase in the comparable 2014 period;

•	other assets decreased $1,587 during the nine months ended September 30, 2015, due to amortization of prepaid bandwidth expenses versus a decrease of $991 for the comparable 2014 period; and

•
accounts payable and other current liabilities increased $510 during the nine months ended September 30, 2015 versus an increase of $1,099 for the comparable 2014 period due to timing of vendor payments, the payment of 2014 accrued compensation and the reversal of accrued legal fees.

Cash provided by operating activities of continuing operations may not be sufficient to cover new purchases of property and equipment during 2015 and potential litigation expenses associated with patent litigation. The timing and amount of future working capital changes and our ability to manage our DSO will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities of continuing operations was $20,654 for the nine months ended September 30, 2015, versus $15,689 for the comparable 2014 period. Net cash used in investing activities of continuing operations during the nine months ended September 30, 2015 and 2014, primarily relates to purchases of marketable securities, and capital expenditures consisting primarily of servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the nine months ended September 30, 2015, we made capital expenditures of $20,754, which represented approximately 16% of our total revenue. We expect an increase in capital expenditures in 2015 compared to 2014, to support growth opportunities and to further upgrade our global network and systems.
Financing Activities
Net cash used in financing activities of continuing operations was $863 for the nine months ended September 30, 2015, versus $3,400 for the comparable 2014 period. Net cash used in financing activities of continuing operations in the nine months ended September 30, 2015, related to payments of employee tax withholdings related to the net settlement of vested restricted stock units of $2,279, cash paid for the repurchase of our common stock of $957, and payments made on our capital lease obligations of $358, offset by cash received from the exercise of stock options and our employee stock purchase plan of $2,731.

Net cash used in financing activities in the nine months ended September 30, 2014 related to cash paid for the repurchase of our common stock of $2,500, payments of employee tax withholdings related to restricted stock units of $1,455, and payments made on our capital lease obligations of $412, offset by cash received from the exercise of stock options and our employee stock purchase plan of $967.
Share repurchases
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the nine months ended September 30, 2015, we have purchased and canceled approximately 293 shares. All repurchased shares were canceled and returned to authorized but unissued status. As of September 30, 2015, we have $9,525 remaining under this share repurchase authorization.
Capital leases
On March 12, 2015, we paid in full the outstanding balance on our capital leases.
Credit facility
As of September 30, 2015, we had no outstanding credit facilities.
On November 2, 2015, we entered into a Credit Agreement with Silicon Valley Bank. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $25,000. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2017. For a more detailed discussion regarding our Credit Agreement, please refer to Note 19 “Subsequent Events” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table presents our contractual obligations and commercial commitments, as of September 30, 2015, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$23,128	$17,459	$5,347	$306	$16
Rack space leases	19,885	13,611	5,594	680	—
Real estate leases	12,554	4,057	6,062	2,113	322
Total operating leases	55,567	35,127	17,003	3,099	338
Other purchase obligations	328	328	—	—	—
Total commitments	$55,895	$35,455	$17,003	$3,099	$338
Off Balance Sheet Arrangements
As of September 30, 2015, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. Approximately 17% of our revenue for the three and nine months ended September 30, 2015, was denominated in foreign currencies. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2014, and the nine months ended September 30, 2015, would have been higher by approximately $3,019 and $2,389 respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended September 30, 2015 and 2014, sales to our top 20 customers accounted for approximately 58% and 50%, respectively, of our total revenue. During the three months ended September 30, 2015 and 2014, we had no customer who represented 10% or more of our total revenue.
For the nine months ended September 30, 2015 and 2014, sales to our top 20 customers accounted for approximately 56% and 50%, respectively, of our total revenue. During the nine months ended September 30, 2015 and 2014, we had no customer who represented 10% or more of our total revenue. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in SEC Rules 13a-15(e) and 15d-15(e). We maintain disclosure controls and procedures, as such term is defined in SEC Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2015. Based on the foregoing, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 9 “Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
Our primary competitors for the other service offerings of our Orchestrate Platform include Brightcove, Ooyala (acquired by Telstra), Fastly, Highwinds, Yotta, as well as open source products such as Kaltura. However, the competitive landscape is different from content delivery in this area in that the process of changing vendors can be more costly and complicated for the customer, which could make it difficult for us to attract new customers and increase our market share.
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
We are a party to a lawsuit with a significant competitor, and an adverse outcome in that lawsuit is possible, which could have a significant, adverse effect on our financial condition and operations. If an injunction were entered against us, it could force us to cease providing a significant portion of our content delivery services.
We are currently a defendant in one significant lawsuit (see discussion in “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q).

On August 31, 2012, the United States Court of Appeals for the Federal Circuit issued its opinion in Akamai Technologies, Inc. v. Limelight Networks, Inc. The Federal Circuit stated that the trial court correctly determined that we did not directly infringe Akamai’s ’703 patent, and as such it upheld the trial court’s decision to vacate the original jury’s damages award. The Federal Circuit also held that we did not infringe Akamai’s ’413 or ’645 patents. However, a slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Federal Circuit’s new legal standard. We filed a petition to appeal this sharply divided Court of Appeals decision to the United States Supreme Court. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral arguments in our case. On June 2, 2014, the Supreme Court issued its decision and reversed the Federal Circuit's decision, remanding the case back to that court.
Following the Supreme Court decision, on July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original Court of Appeals panel for further proceedings. The Federal Circuit heard arguments on September 11, 2014, and on May 13, 2015, the Federal Circuit issued its opinion in the case, holding that we did not infringe Akamai's '703 patent. On June 12, 2015, Akamai filed a motion with the Federal Circuit seeking a rehearing en banc. On August 13, 2015, the Federal Circuit issued an opinion reversing its previous decision that we were not liable for direct infringement of the '703 patent.
If we are ultimately held liable for infringing Akamai's patent, it could seriously impact our ability to conduct our business and to offer our products and services to our customers. For example, a permanent injunction could prevent us from providing our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any such finding of infringement would also harm our revenue, expenses, market share, reputation, liquidity and overall financial position.
We are from time to time party to other lawsuits in addition to that described above. The expenses of defending these lawsuits, particularly fees paid to our lawyers and expert consultants, have been significant and may continue to adversely affect our operating results during the pendency of such lawsuits. Lawsuits also require a diversion of management and technical personnel time and attention away from other activities to pursue the defense or prosecution of such matters. In addition, adverse rulings in such lawsuits either alone or cumulatively may have an adverse impact on our revenue, expenses, market share, reputation, liquidity and overall financial position.
Any unplanned interruption or degradation in the functioning or availability of our network or services, or attacks on or disruptions to our internal information technology systems, could lead to increased costs, a significant decline in our revenue and harm to our reputation.
Our business is dependent on providing our customers with fast, efficient, and reliable distribution of content delivery and digital asset management services over the Internet every minute of every day. Many of our customers depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption, or substantial and extensive degradation, of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity or access, failure of our software or global network infrastructure and power losses. In addition, we deploy our servers in third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses, unauthorized hacking of our systems, security breaches or other cyberattacks by unauthorized users. Any hacking of our systems or other cyberattacks could lead to the unauthorized release of confidential information that could damage our customers’ business and reputation, as well as our own. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software programs, and other security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, and loss of existing or potential customers. In addition, our release of a security-related solution may increase our visibility as a security-focused company and make us a more attractive target for attacks on our infrastructure intended to steal information about our technology, financial data, or customer information or take other actions that would be damaging to our customers and us.
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
We also may not achieve sufficient revenue to achieve or maintain profitability and thus may continue to incur significant losses in the future for a number of reasons, including, among others:

•	slowing demand for our services,

•	increasing competition and competitive pricing pressures,

•	any inability to provide our services in a cost-effective manner,

•	the incurrence of unforeseen expenses, difficulties, complications and delays, and

•	other risks described in this quarterly report on Form 10-Q.
If we fail to achieve and maintain profitability, the price of our common stock could decline, and our business, financial condition and results of operations could suffer.
If we are unable to sell our services at acceptable prices relative to our costs, our revenue and gross margins will decrease and our business and financial results will suffer.
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

•
failure of a significant number of customers to pay our fees on a timely basis or at all or to continue to purchase our Orchestrate Platform services in accordance with their contractual commitments; and

•	inability to attract high quality customers to purchase and implement our current and planned services.
A significant portion of our revenue is derived collectively from our video content management services, performance services for website and web application acceleration, and cloud storage services. These services tend to have higher gross margins than our content delivery services. We do not have a long history of offering these services, and we may not be able to achieve the growth rates in revenue from such services that we or our investors expect or have experienced in the past. If we are unable to achieve the growth rates in revenue that we expect for these service offerings, our revenue and operating results could be significantly and negatively affected.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the nine months ended September 30, 2015, sales to our top 20 customers accounted for approximately 56% of our total revenue. During the nine months ended September 30, 2015, we had no customer who represented 10% or more of our total revenue.
In the past, the customers that comprised our top 20 customers have continually changed, and we also have experienced significant fluctuations in our individual customers’ usage of, or decreased usage of, our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results that may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.
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
As of September 30, 2015, we had a goodwill balance of approximately $76,096, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Our foreign operations may also be adversely affected by regulatory action outside the United States. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. We have in the past relied on adherence to the Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice (ECJ) opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with the restrictions set forth in the data privacy directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion in Case C-362/14, we anticipate engaging in efforts to legitimize data transfers from the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of personally identifiable information. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.
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
As of September 30, 2015, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 35% of our outstanding common stock, including approximately 30% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

LIMELIGHT NETWORKS, INC.

Date:	November 4, 2015	By:	/s/ PETER J. PERRONE
Peter J. Perrone Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)