Form 10-K
period 2015-12-31
Limelight Networks, Inc.
filed 2016-02-11
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $256.2 million based on the last reported sale price of the common stock on the Nasdaq Global Select Market on June 30, 2015.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 1, 2016: 102,359,517 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:

•	our expectations regarding revenue, costs and expenses;

•	our plans regarding investing in our content delivery network, as well as other products and technologies;

•	our beliefs regarding the growth of, and competition within, the content delivery industry;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	our expectations regarding headcount;

•	the impact of certain new accounting standards and guidance;

•	our plans with respect to investments in marketable securities;

•	our expectations and strategies regarding acquisitions;

•	our expectations regarding litigation and other pending or potential disputes;

•	our estimations regarding taxes and belief regarding our tax reserves;

•	our beliefs regarding the use of Non-GAAP financial measures;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	the sufficiency of our sources of funding;

•	our belief regarding our interest rate risk; and

•	our beliefs regarding the significance of our large customers.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the caption “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission (SEC).
In addition, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
The forward-looking statements contained herein are based on our current expectations and assumptions and on information available as of the date of the filing of this Annual Report on Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Unless expressly indicated or the context requires otherwise, the terms "Limelight," "we," "us," and "our" in this document refer to Limelight Networks, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. All information is presented in thousands, except per share amounts, customer count and where specifically noted.
PART I
Item 1.        Business
Overview
Limelight operates a globally distributed, high-performance network and provides a suite of integrated services marketed under the Orchestrate Platform which include content delivery, video content management, website and web application acceleration, website and content security, and cloud storage services.

The services we provide help our customers optimize and deliver digital content to web, mobile, social, gaming, large screen, and other digital channels. These services provide advanced features including video publishing, mobile enablement, content delivery, website and web application acceleration and security, transcoding, and cloud storage. These services leverage our global network, which provides highly available, highly redundant storage, bandwidth, and computing resources, as well as connectivity to last-mile broadband network providers.
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
We are a Delaware corporation formed in 2001. Our principal executive offices are located at 222 South Mill Avenue, 8th Floor, Tempe, Arizona 85281, and our main telephone number is (602) 850-5000. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. We began international operations in 2004. As of December 31, 2015, we had approximately 963 active customers and had a presence in approximately 56 countries throughout the world.
We are registered as a reporting company under the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, we file or furnish with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports as required by the Exchange Act and the rules and regulations of the SEC. We refer to these reports as "Periodic Reports". The public may read and copy any Periodic Reports or other materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Limelight Networks, Inc., that file electronically with the SEC. The address of this website is www.sec.gov.
Our Internet website address is www.limelight.com. We make available, free of charge, on or through our Internet website our Periodic Reports and amendments to those Periodic Reports as soon as reasonably practicable after we electronically file them with the SEC. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this annual report on Form 10-K.
Five Trends Driving Internet Congestion
We have identified five trends that point to an Internet of the future in which congestion may cause outages and prevent organizations from delivering the highest quality digital experiences. In this situation, the need and demand for private, global networks to deliver digital content become important. These trends are:

•
Shift to over the top (OTT) consumption for online video. OTT is growing rapidly, especially amongst millennials which represent the largest demographic. In our December 2015 State of Online Video consumer research report, we discovered that millennials are watching a significant amount more online video than the general population and doing so from a variety of devices. This trend reflects that many top-tier content owners have either already launched their content direct-to-consumer (e.g., HBO, CBS, Showtime) or have announced plans to do so. In addition, content owners are joining forces with large media companies (e.g., Sony, Apple, Dish Networks) to launch OTT subscription services enabling consumers to bundle together channels for a fraction of the cost of a cable subscription. As day-to-day consumption of video content shifts to Internet-based delivery, we believe this will put an increasing strain on the Internet placing additional pressure on organizations and service providers to take steps to protect the quality of the end-user experience as this increasing segment of traffic competes with other Internet activities, such as browsing websites and downloading digital content.

•
Broadcast Quality Online Video. Consumers are continuing to consume online streaming video in record numbers. As demonstrated by Yahoo!’s streaming of an NFL game in 2015 and by service providers like YouTube, online video is rapidly growing towards becoming a primary method by which users consume video content, whether it’s via their personal computers (PCs), smartphones, tablets, or connected televisions. Yet, consumers continue to expect the same quality experience online as they would have in viewing a television. To keep up with the consumer expectations, organizations have been forced to increase quality to provide a “broadcast-like” experience. For example, with the recent advent of 4K resolution devices, several large-scale online video providers are already streaming in this new format that requires, in most cases, four times the bandwidth of a traditional high definition stream. We believe that as more content is made available in 4K resolution (coupled with increasing sales of 4K-ready devices like televisions and computer monitors), more consumers will want to consume the higher-quality content, resulting in increased strain on Internet architecture and infrastructure.

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

•
Webpage size. Organizations are building more complex, interactive, and engaging digital experiences which rely heavily on imagery and multimedia content. This trend is reflected in the growing size of webpages. According to the HTTP-Archive, webpages were over 2100KB by the end of 2015, a 150% growth since 1995. We believe, through a highly congested Internet, these websites will become increasingly harder to deliver at the level of performance that users expect.

Seven Trends Illustrating Consumer Demand for Digital Content
The Internet is key for today’s digital business. Hyper text transfer protocol (HTTP) and other Internet protocols are critical to enabling organizations to digitize their business processes and operations as well as provide the kinds of experiences that consumers around the globe have come to expect across web, mobile, social, and large screen channels. We believe there are seven trends that illustrate a demand for digital content, contribute to the overall usage of the Internet, increase potential congestion, and punctuate the need for a private, global network to meet the level of performance that users expect. We believe these trends are:

•
The continued growth of online video. Consumers are demanding and consuming, and publishers are increasingly making available for these consumers, video, music, and other forms of rich media over the Internet. According to eMarketer’s Q2 2015 State of Video report, ad spend for online video has doubled since 2013 (from 2.2% to 4.4%) and people are watching almost five times as much online video per day (from 39 minutes in 2011 to 1 hour, 55 minutes in 2015). This growth is reflective of predictions made by Cisco in their Visual Network Index annual report that online video will account for 70% of Internet traffic by 2017. Based on this trend, we expect that businesses will continue to incorporate video into their digital marketing efforts as a way to further differentiate their message from competitors and generate new opportunities for engagement.

•
Mobile First. We believe that mobile is becoming increasingly important as a primary method users employ to interact with online content, a position supported by our April 2015 State of Online Video consumer research which indicated smartphones as the second most popular device from which to watch online video. KPCB analyst Mary Meeker’s 2015 Internet Trends report also shows that between 2013 and 2014 mobile usage for accessing the web in some countries doubled as a percentage of overall web access with clear growth in all regions around the globe clearly illustrating that consumers use their mobile devices more than anything else (even computers) to access the Internet. Ultimately, mobile devices enable consumers to remain connected and engaged with an organization’s content when they are away from their primary computers or TVs and it’s clear that consumers are employing these devices more often to do so. But in order for those consumers to remain engaged, the experience must be consistent across devices. An organization’s dynamic content and video has to be accessible regardless of device and provide the same engagement and interaction with those users.

•
The continued migration of information technology (IT) services into the cloud. Enterprises may seek to decrease infrastructure expenditures by moving to a “cloud-based” model in which application delivery and storage are available on-demand and paid for on an as-needed basis. We anticipate that the core cloud computing market will continue to grow at a rapid pace as the cloud increasingly becomes a mainstream IT strategy embraced by corporate enterprises and government agencies. This presumption is supported by the growth of the cloud market which, according to Global Industry Analysts, will reach $127 billion by 2017. The core cloud market includes platform-as-a-service (PaaS) and infrastructure-as-a-service (IaaS) offerings such as content delivery networks (CDN), as well as the cloud-delivered software used to build and manage a cloud environment.

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

•
Increasing need for scalable storage. The amount of data created each year has grown rapidly and we believe this rapid growth in data production will create demand for flexible and scalable storage mechanisms to support growing libraries of digital content. We anticipate the need for digital content storage to increase because of the growing demand for video and other types of digital content as well as other trends like the continued migration of IT services into the cloud. But organizations must consider their choice of storage solution carefully when the technology is part of a digital content delivery chain as the wrong selection can lead to incremental latency that can undermine digital experience performance.

•
The evolution of digital marketing. As the global online economy has continued to expand and grow, it has become increasingly difficult for businesses to capture consumer attention. Because of this difficulty, we anticipate that marketing will continue to evolve from “broadcast advertising” to engaging with users through conversations associated with content in a variety of places including websites and social networks. We believe this kind of engagement requires that content be increasingly comprised of video and rich media, and be delivered in a manner that meets the high user expectations for the delivery and responsiveness of digital experiences. In fact, according to the 2015 State of Digital Marketing Report, three out of four marketers now incorporate video into their strategy.

•
Global broadband speed increase. With each passing year, the average broadband connection speed is increasing around the world, especially as governmental agencies (such as the United States Federal Communications Commission) take an active role in ensuring that consumers have access to high-speed connections. The continued increase in speed is illustrative of consumer desire to access multimedia content (i.e., online video, game downloads, interactive web applications) through the Internet and how integral rich, digital experiences have become to the way people conduct their lives on a daily basis.

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

•
Security. Maintaining effective security is a challenge for any enterprise that operates an Internet presence. Threats, denial of service attacks, viruses, and piracy can impact online web presence in many ways, including compromising personal and sensitive information, loss of customer trust and loyalty, loss of revenue, and negative publicity and brand reputation. Businesses require services that employ a number of software and network features to mitigate the risk of unauthorized access to content and network-related attacks against web properties, digital content, and applications. In 2015, there were a number of high profile security incidents that continue to raise the awareness, and strategic importance of, security in our industry.

•
Business rules-based content delivery. Consumers increasingly expect the ability to consume any form of media content online. To meet this expectation, traditional media companies are making their enormous libraries of content, such as television shows and movies, available for viewing online. Content providers often have regulations with respect to where they can display, or store their content, whether that is because of industry requirements (such as PCI and HIPAA) or geographic location. Accordingly, companies require powerful features that enable them to control where content is stored, for how long, and in what regions it can be delivered.

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

•
Multi-device delivery. With the increasing popularity of smartphones and tablets, businesses and organizations must ensure that their content, whether dynamic web pages or video, display properly in their mobile format. However, adding this requirement to existing content publishing workflows may greatly complicate internal processes that may result in delays for making content available to end users. Additionally, because many mobile devices have separate requirements, businesses will require features for automatically delivering correctly formatted content.

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

Our Services
We believe our integrated suite of services, coupled with our global network, are responsive to the trends that are driving Internet growth and address the requirements for delivering effective digital experiences. Our primary services include the following:

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

•
Cloud-based storage services provide customers with a scalable, redundant, geographically diverse storage of media and enterprise content offering policies for global geographic placement, content workflow, and business logic controls while maintaining the highest levels of performance for object retrieval.

•
Cloud-based content security services mitigate a variety of network-based attacks (i.e., distributed denial of service) against websites and web properties by redirecting traffic to global scrubbing centers where malformed or bad traffic (as part of an attack) can be removed in real time. This service ensures an organization’s digital experience remains operational and available. In addition, these cloud services can help limit who has access to digital content (like online video) as well as protect it from theft through rights management and other mechanisms.
Our Solutions
In addition to marketing our core suite of services, we continue to develop and launch prepackaged solutions that help organizations tackle workflow-related challenges in delivering digital content to their customers. These solutions integrate multiple Orchestrate services with documented “reference architectures” that align to specific use cases and industries. Our solutions include the following:

•	Software and Device Manufacturers addresses the complexities of delivering software downloads and updates to connected and consumer devices.

•	Media and Broadcasters addresses the complexities of publishing and delivering digital video content to global audiences on any devices.

•	Gaming addresses the complexities of distributing, promoting, and updating video games across PC, consoles, and mobile devices.
Limelight Global Network
Our global network provides highly available, highly redundant storage, bandwidth, and computing resources in support of our services and solutions. This architecture, managed by our proprietary software, automatically responds to network and datacenter outages and disruptions. All of our delivery locations are interconnected via our global network and also connected to multiple Internet backbone and broadband Internet service provider (ISP) networks. This global network has three main features:

•
Densely configured, high-capacity. Our global network consists of dense clusters of specially configured servers organized into large, multi-tiered, logical delivery locations. The extensive storage capacity of these logical locations leads to fewer cache misses to our network of servers than we believe would occur in other CDN architectures and provides significant scalability and responsiveness to surges in end-user demand. The clustering of many high-performance CPUs provide us with aggregated computational power.

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

We have been expanding our architecture through the use of “smart pops.” These smaller pops are less dense than our traditional densely-configured metro pops and are designed to be quickly and more cost-effectively deployed within existing networks. In addition, we continue to explore and implement ways to improve throughput and efficiency of our infrastructure through the use of advanced technologies, hardware tuning, and software refinement that help us deliver more content, more quickly, for less cost.
Segment and Geographic Information
We operate in one industry segment, providing content delivery and related services and solutions for global businesses to help them deliver their digital content across Internet, mobile, and social channels. We operate in three geographic areas - Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific. For the years ended December 31, 2015, 2014, and 2013, approximately 40%, 38%, and 31%, respectively, of our total revenue was derived from our operations outside the Americas. For the years ended December 31, 2015, 2014, and 2013, we derived approximately 48%, 55%, and 57%, respectively of our international revenue from EMEA and approximately 52%, 45%, and 43%, respectively, of our international revenue from Asia Pacific. During 2015 and 2014, we had two countries, Japan and the United States, that represented more than 10% of our total revenues. During 2013, no single country outside of the United States accounted for 10% or more of our total revenues. For a description of risks attendant to our foreign operations, see the section titled “Risk Factors” set forth in Part 1, Item 1A of this annual report on Form 10-K. For more segment and geographic information, including revenue from customers, a measure of profit or loss, and total assets for each of the last three fiscal years, see our Consolidated Financial Statements included in this annual report on Form 10-K, including Note 21 thereto.
Sales, Service and Marketing
Our sales and service professionals are located in five offices in the United States with an additional six office locations in EMEA and Asia Pacific. We target media, high tech, software, gaming, enterprise, and other organizations for which the delivery of digital content is critical to the success of their business.
Our sales and service organization includes employees in telesales and field sales, professional services, account management, and solutions engineering. As of December 31, 2015, we had approximately 118 employees in our sales organization. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train, and retain sufficient sales, technical, and global services personnel, and how well we establish and maintain our distribution and reseller relationships. We believe that the complexity of our services will continue to require highly trained global sales and services personnel.
To support our sales efforts and promote the Limelight brand, we conduct marketing programs. Our marketing strategies include an active public relations campaign, advertisements, events and trade shows, strategic alliances, and on-going customer communication programs. As of December 31, 2015, we had 22 employees in our global marketing organization.
Customers
Our customers operate in the media, entertainment, gaming, software, enterprise, and other sectors. As of December 31, 2015, we had approximately 963 active customers worldwide, including many widely recognized names in the fields of video, digital music, news media, games, rich media applications, and software delivery. During 2015, some of our most notable customers included ABC, Amazon, Apple, BBC, Bell Canada, Ciena, DirecTV, HBO, MLB, Middle East Broadcasting Company (MBC), NBC, NFL, Microsoft, Nintendo, Nissan, QVC, Sony, Walmart, and Yahoo!
For the year ended December 31, 2015 and 2014, respectively, we had no customer who accounted for 10% or more of our total revenue. During 2013, we had one customer, Netflix who accounted for approximately 11% of our total revenue. In the past, the customers that comprise our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
Competition
We operate in the digital content delivery market, which is rapidly evolving and highly competitive. We expect this competitive environment to continue. We believe that the principal competitive factors affecting this market fall into four primary categories: management, delivery, security, and metrics.
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
Security for digital content is measured by the features available for addressing attacks against digital properties (i.e., websites) and protecting content from unauthorized view, transmission, or access.
In addition, metrics around the ability to efficiently locate and deliver web content, the ease of implementation, the ability to customize systems for unique content types and mixes, reliability, security, consumer engagement, and cost efficiency continue to be key criteria for this market.
The market for digital content delivery is increasingly complex and can require multiple vendors to provide customers with a complete set of tools and services to manage and deliver all of their digital content to all audiences as part of a global digital presence. We believe that in those situations where multiple vendors are required, Limelight is one of the few CDNs with the scale, performance, and reach required to deliver digital content to global audiences. We also believe the combination of cloud-based software and infrastructure/bandwidth associated with our physical global network solve multiple challenges for customers by removing the need to install, manage, or provision software and hardware to satisfy the requirements for storing and delivering digital content.
We believe our future success will depend on our ability to continue to enhance the performance, integration, and functionality of our existing suite of services and of our global network, and on our ability to add additional services and functionality to meet the market’s increasing expectations regarding digital content delivery and consumer engagement.
The global digital content delivery market is fragmented, but we face primary competition from Akamai, Level 3, Amazon, CDNetworks, and Verizon Digital Media Services.
The principal methods of competition in this market include scale, performance, service, ease of use, product features, and price. We believe we are competitive in scale, performance, and price, and have made significant improvements in both service and ease of use. Product feature competition is heated, requiring continuous investment in innovation.
Research and Development
Our research and development organization is responsible for the design, development, testing, and certification of the software, hardware, and network architecture of our global network and support of our content delivery and other Orchestrate Platform solutions. As of December 31, 2015, we had 170 employees and employee equivalents in our research and development group. Our research and development personnel are primarily located in San Francisco, California; Boston, Massachusetts; Grand Rapids, Michigan; Seattle, Washington; Lviv, Ukraine and at our headquarters in Tempe, Arizona. Our engineering efforts support product development across all of our service areas, as well as innovation related to the global network itself. We test our services to ensure scalability in times of peak demand. We use internally developed and third-party software to monitor and to improve the performance of our network in the major Internet consumer markets around the world where we provide services for our customers. Our research and development expenses were $28,016, $20,965 and $22,003 in 2015, 2014, and 2013, respectively, including stock-based compensation expense of $2,236, $1,477, and $2,256 in 2015, 2014, and 2013, respectively.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations, and contractual protections.
As of December 31, 2015, we had received 133 patents in the United States, expiring between 2023 and 2034, and we had 39 U.S. patent applications pending. We have 9 issued patents in foreign countries. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.
As of December 31, 2015, we had received four trademarks in the United States. Our name, Limelight Networks, has been filed for multiple classes in the United States, Australia, Canada, the European Union, India, Japan, South Korea and Singapore. We have 21 non United States trademarks registered. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.
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
During 2015, we were party to a lawsuit alleging aspects of our content delivery network infringed upon third party patent rights. More information about this case, Akamai Technologies, Inc. vs. Limelight Networks, Inc., is described in further detail under “Legal Proceedings” in Part 1, Item 3 of this annual report on Form 10-K.
Employees
As of December 31, 2015, we had 509 employees and employee equivalents. Of these, 369 are based in the Americas, 104 are based in EMEA and 36 are based in Asia Pacific. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive.
Executive Officers of the Registrant
Our executive officers and their ages and positions as of February 1, 2016 are as follows:

Name	Age	Position
Robert A. Lento	54	President, Chief Executive Officer and Director
Sajid Malhotra	52	Chief Strategy Officer and Interim Chief Financial Officer
Michael D. DiSanto	43	Chief Administrative and Legal Officer and Secretary
George E. Vonderhaar	55	Chief Sales Officer
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
Sajid Malhotra has served as our Interim Chief Financial Officer since December 2015. Mr. Malhotra has also served as our Chief Strategy Officer since June 2015 and was our Senior Vice President, Strategy, Facilities, Investor Relations and Procurement from March 2014 to June 2015. Prior to joining us, from September 2012 to March 2013, Mr. Malhotra was an independent consultant focused on strategic and financial consulting, communication, and value creation. Prior to that, from 2006 to 2012, Mr. Malhotra was the Senior Vice President of Strategy, Marketing and Mergers and Acquisitions for Convergys Corporation. Prior to joining Convergys, Mr. Malhotra held several senior executive positions with NCR Corporation and AT&T. Mr. Malhotra earned his bachelor’s degree in computer science and a master’s degree of business administration in finance from PACE University in New York.
Michael D. DiSanto has served as our Senior Vice President, Chief Administrative and Legal Officer and Secretary since April 2015. Prior to joining us, Mr. DiSanto was a partner at the law firm Bingham McCutchen LLP from 2013 to 2014.  From 2010 to 2013, Mr. DiSanto was a partner at the law firm Dinsmore & Shohl LLP. From 2008 to 2010, Mr. DiSanto was a partner at the law firm Reed Smith. Mr. DiSanto received a B.A. from Vanderbilt University and his J.D. from Santa Clara University School of Law.
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

Item 1A.    Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. All information is presented in thousands, except per share amounts, customer count, head count and where specifically noted.
Risks Related to Our Business
We currently face competition from established competitors and may face competition from others in the future.
We compete in markets that are intensely competitive, rapidly changing and characterized by frequently declining prices. In these markets, vendors offer a wide range of alternate solutions. We have experienced and expect to continue to experience increased competition on price, features, functionality, integration and other factors. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances, and substantially greater financial, technical and marketing resources than we do. As a consequence of the competitive dynamics in our markets, we have experienced reductions in our prices, and an increased requirement for product advancement and innovation in order to remain competitive, which in turn have adversely affected and may continue to adversely affect our revenue, gross margin and operating results.
Our primary competitors for the content delivery service offering of our Orchestrate Platform include Akamai, Level 3, Amazon, CDNetworks, and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, as a result of the growth in the content delivery market. Some of these new entrants may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
We face different competitors for the other service offerings of our Orchestrate Platform. However, the competitive landscape is different from content delivery in this area in that the process of changing vendors can be more costly and complicated for the customer, which could make it difficult for us to attract new customers and increase our market share.
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
Our involvement in litigation may have a material adverse effect on our financial condition and operations.
We are currently involved in two significant intellectual property lawsuits - one as a defendant and one as a plaintiff (see discussion of such lawsuits in Note 11 “Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this annual report on Form 10-K).

    The outcome of all litigation, including intellectual property litigation, is inherently unpredictable. If we are ultimately held liable for infringing the '703 patent in Akamai Technologies, Inc. v. Limelight Networks, Inc., it could seriously impact our ability to conduct our business and to offer our products and services to our customers. For example, a permanent injunction could prevent us from providing our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any such finding of infringement would also harm our revenue, expenses, market share, reputation, liquidity and overall financial position. Akamai has filed motions asserting approximately $99,000 in total damages (including the original jury verdict) and interest, which we believe represents the upper end of our range of loss. If the district court ultimately awards damages to Akamai toward the upper end or in excess of this range, we could default on our covenants and our ability to continue as a going concern could be impaired.

If we are unsuccessful in our recently filed lawsuit against Akamai and XO Communications, which alleges that both companies infringed six of our patents we believe are critical to the effective and efficient delivery of bytes by a content delivery network, our rights to enforce such intellectual property may be impaired or we could lose some or all of our rights to such intellectual property.
We are from time to time party to other lawsuits in addition to that described above. The expenses of defending these lawsuits, particularly fees paid to our lawyers and expert consultants, have been significant to date. If the cost of prosecuting or defending current or future lawsuits continues to be significant, it may continue to adversely affect our operating results during the pendency of such lawsuits. Lawsuits also require a diversion of management and technical personnel time and attention away from other activities to pursue the defense or prosecution of such matters. In addition, adverse rulings in such lawsuits either alone or cumulatively may have an adverse impact on our revenue, expenses, market share, reputation, liquidity and financial condition.
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
We could experience a significant, unplanned disruption, or substantial and extensive degradation of our services, or our network may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption or substantial and extensive degradation in the functioning of our Orchestrate Platform services for any reason would reduce our revenue and could harm our business and results of operations. If such a widespread interruption occurred, or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions, significant degradation, cybersecurity threats, security breaches, or attacks on our internal information technology systems could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.
We have a history of losses and we may not achieve or maintain profitability in the future.
Since 2006, we have been profitable only one year, which was as a result of a reversal of a significant reserve for litigation. We incur significant share-based compensation expense, which has substantial impact on our results of operations. We have also incurred, and may continue to incur, significant costs associated with litigation. Our share-based compensation expense and any material ongoing litigation costs could adversely affect our ability to achieve and maintain profitability in the future.
We also may not achieve sufficient revenue to achieve or maintain profitability and thus may continue to incur significant losses in the future for a number of reasons, including, among others:

•	slowing demand for our services,

•	increasing competition and competitive pricing pressures,

•	any inability to provide our services in a cost-effective manner,

•	the incurrence of unforeseen expenses, difficulties, complications and delays, and

•	other risks described in this annual report on Form 10-K.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the year ended December 31, 2015, sales to our top 20 customers accounted for approximately 57% of our total revenue. During the year ended December 31, 2015, we had no customer who represented 10% or more of our total revenue.
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
Increasing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to enhance our sales and marketing operations. We have a concentration of our sales force at our headquarters in Tempe, Arizona, but we also have a widely deployed field sales force. We have aligned our sales resources to improve our sales productivity and efficiency and to bring our sales personnel closer to our current and potential customers. Adjustments to our sales force have been and will continue to be expensive and could cause some near-term productivity impairments. As a result, we may not be successful in improving the productivity and efficiency of our sales force, which could cause our results of operations to suffer.
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

•
the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure and the adequacy of available funds to meet those requirements;

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
As of December 31, 2015, we had a goodwill balance of approximately $76,143, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
We have operations in numerous foreign countries and may continue to expand our sales and support organizations internationally. As part of our business strategy, we intend to expand our international network infrastructure. Expansion could require us to make significant expenditures, including the hiring of local employees, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

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
Our content delivery services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other online content to end-users. Some operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks. Such measures may include restricting or prohibiting the use of their networks to support or facilitate our services, or charging increased fees to us, our customers or end-users in connection with our services. In 2015, the U.S. Federal Communications Commission (FCC) released new network neutrality and open internet rules that reclassified broadband Internet access services as a telecommunications service subject to some elements of common carrier regulation. Among other things, the FCC order prohibits blocking or discriminating against lawful services and applications and prohibits "paid prioritization," or providing faster speeds or other benefits in return for compensation. Nevertheless, the rules are subject to legal challenges, and if they are overturned, we or our customers could experience increased cost or slower data on these third-party networks.  If we or our customers experience increased cost in delivering content to end users, or otherwise, or if end users perceive a degradation of quality, our business and that of our customers may be significantly harmed. This or other types of interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, thereby harming our revenue and growth.
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
Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as HTTP Live Streaming and Multimedia Messaging Services, was limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery and other Orchestrate Platform services would decline by customers using these formats. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.
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
Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our customers, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the Internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our customers, may become subject to increased taxation, which could harm our financial results either directly or by forcing our customers to scale back their operations and use of our services in order to maintain their operations. Also, the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the Act), and the regulations promulgated by the FCC under Title II of the Act, may impose obligations on the Internet and those participants involved in Internet-related businesses. In addition, the laws relating to the liability of private network operators for information carried on, processed by or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our customers deliver. If we need to take costly measures to reduce our exposure to the risks posed by laws and regulations that apply to communications and commerce conducted over the Internet, or are required to defend ourselves against related claims, our financial results could be negatively affected.
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
Our foreign operations may also be adversely affected by regulatory action outside the United States. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. We have in the past relied on adherence to the Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice (ECJ) opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with the restrictions set forth in the data privacy directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion in Case C-362/14, we anticipate engaging in efforts to legitimize data transfers from the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area for some of our service offerings, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. If we determine that it is necessary to establish systems to maintain EU-origin data in the European Economic Area, this may require us to incur substantial expense and distract from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of personally identifiable information. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.
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
We have incurred, and will continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
As a public company, we have incurred, and will continue to incur, significant expenses, including accounting, legal and other professional fees, insurance premiums, investor relations costs, and costs associated with compensating our independent directors. In addition, rules implemented by the SEC and the Nasdaq Global Select Market impose additional requirements on public companies, including requiring changes in corporate governance practices. For example, the listing requirements of the Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.
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
As of December 31, 2015, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 32% of our outstanding common stock, including approximately 30% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our global corporate headquarters is located in approximately 64,000 square feet of leased office space in Tempe, Arizona. We also lease space for a data center and warehouse in Phoenix, Arizona. We lease offices in several other locations in the United States, including in or near San Francisco, California; Boston, Massachusetts; New York, New York; Grand Rapids, Michigan and Seattle, Washington. We also lease offices in Europe and Asia in or near London, England; Paris, France; Munich, Germany; Dubai, UAE; Delhi and Mumbai, India; Ramat Gan, Israel; Lviv, Ukraine; Tokyo, Japan; Seoul, Korea; and Singapore. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.
Item 3.        Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 11 “Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this annual report on Form 10-K, which is incorporated herein by reference.
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
The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on The Nasdaq Global Select Market:

	High	Low
2014:
First Quarter	$2.39	$1.88
Second Quarter	$3.25	$1.91
Third Quarter	$3.15	$2.16
Fourth Quarter	$2.99	$2.11
2015:
First Quarter	$3.98	$2.52
Second Quarter	$4.43	$3.36
Third Quarter	$4.29	$1.78
Fourth Quarter	$2.22	$1.43
Holders
As of February 1, 2016, there were 277 holders of record of our common stock.
Dividends
We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.
Issuers Purchases of Equity Securities
None
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2010 and December 31, 2015, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on December 31, 2010 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

This graph assumes an investment on December 31, 2010 of $100 in our common stock (based on the closing sale price of our common stock), and in each of such indices (including the reinvestment of all dividends). Measurement points are to the last trading day for each respective period. The performance shown is not necessarily indicative of future performance.

Item 6.        Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and with “Management Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. In January 2010 and April 2010, we acquired chors GmbH (chors) and EyeWonder, LLC (EyeWonder), respectively. On September 1, 2011, we completed the sale of EyeWonder and chors video and rich media advertising services to DG FastChannel, Inc. (DG). Accordingly, the results of EyeWonder and chors for the year ended December 31, 2011 have been reclassified to discontinued operations and have not been included in our selected financial data and management’s discussion and analysis of financial condition and results of operations. On December 23, 2013, we sold our Web Content Management business resulting in a gain on sale of $3,836 which is included in Other, net, for the year ended December 31, 2013. This sale was not treated as a discontinued operation because the operations and cash flows of our Web Content Management business cannot be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company. All information is presented in thousands, except per share amounts, customer count and where specifically noted.

	Limelight Networks, Inc.
	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues	$170,912	$162,259	$173,433	$180,236	$171,292
Cost of revenue:
Cost of services (1)	84,818	82,176	88,783	85,226	82,976
Depreciation — network	17,975	16,673	22,942	27,992	28,030
Total cost of revenue	102,793	98,849	111,725	113,218	111,006
Gross profit	68,119	63,410	61,708	67,018	60,286
Operating expenses:
General and administrative (1)	25,027	28,176	31,904	34,500	30,672
Sales and marketing (1)	37,868	37,458	41,474	45,044	40,110
Research and development (1)	28,016	20,965	22,003	20,182	17,163
Depreciation and amortization	2,929	3,529	5,804	5,843	4,787
Total operating expenses	93,840	90,128	101,185	105,569	92,732
Operating loss	(25,721)	(26,718)	(39,477)	(38,551)	(32,446)
Other income (expense):
Interest expense	(29)	(32)	(76)	(177)	(299)
Interest income	317	276	321	356	752
Gain on sale of cost basis investment	—	—	—	9,420	—
Other, net	1,748	1,821	4,643	(602)	(311)
Total other income (expense)	2,036	2,065	4,888	8,997	142
Loss from continuing operations before income taxes	(23,685)	(24,653)	(34,589)	(29,554)	(32,304)
Income tax provision (benefit)	267	203	387	481	(2,238)
Loss from continuing operations	(23,952)	(24,856)	(34,976)	(30,035)	(30,066)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	—	265	(426)	(2,861)	4,778
Net loss	$(23,952)	$(24,591)	$(35,402)	$(32,896)	$(25,288)
Net (loss) income per share:
Basic and diluted
Continuing operations	$(0.24)	$(0.25)	$(0.36)	$(0.30)	$(0.28)
Discontinued operations	—	—	(0.01)	(0.02)	0.05
Total	$(0.24)	$(0.25)	$(0.37)	$(0.32)	$(0.23)
Weighted average shares used in per share calculation:
Basic and diluted	100,105	98,365	96,851	101,283	109,236
_______________

(1)Includes share-based compensation as follows:

	Limelight Networks, Inc.
	Year Ended December 31,
	2015	2014	2013	2012	2011
Cost of services	$2,047	$1,956	$1,873	$2,117	$2,419
General and administrative	5,398	4,741	5,971	6,511	6,132
Sales and marketing	2,657	2,317	2,245	3,104	3,776
Research and development	2,236	1,477	2,256	2,743	3,554
Total	$12,338	$10,491	$12,345	$14,475	$15,881

	Limelight Networks, Inc.
	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$73,002	$93,084	$118,462	$127,955	$140,199
Non-current marketable securities	40	40	46	18	51
Working capital	86,080	100,218	123,265	137,066	159,180
Property and equipment, net	36,143	32,636	32,905	41,251	56,368
Total assets	225,627	241,341	268,298	304,881	346,345
Long-term debt, less current portion	1,436	135	358	824	2,124
Total stockholders’ equity	198,097	212,163	237,331	267,230	309,105

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, among other things, statements as to industry trends, our future expectations, operations, financial condition and prospects, business strategies and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A and in the "Special Note Regarding Forward-Looking Statements" preceding Part I of this annual report on Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation. All information is presented in thousands, except per share amounts, customer count and where specifically noted.
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
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represent approximately 77% of our total revenue for the year ended December 31, 2015. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
We compete in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own network. Competition and technology advancements have resulted in declining average selling prices in the industry. We believe continued increases in content delivery traffic growth rates is an important trend that will continue to outpace declining average selling prices in the industry.
For the year ended December 31, 2015 and 2014, respectively, we had no customer who accounted for 10% or more of our total revenue. During 2013, we had one customer, Netflix, who accounted for approximately 11% of our total revenue. Changes in revenue are driven by a small subset of large customers who have low contractually committed obligations.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continue to work with our vendors to consolidate our datacenter footprint and renegotiate our fixed rate infrastructure contracts to variable rate in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount decreased from 520 at December 31, 2014, to 509 as of December 31, 2015, primarily due to a reduction in force during the fourth quarter of 2015.
We make our capital investment decisions based on careful evaluation of a number of variables, including the amount of traffic we anticipate on our network, the cost of the physical infrastructure required to deliver such traffic, and the forecasted capacity utilization of our network. Our capital expenditures increased in 2015 compared to the prior two years. The increase in capital expenditures was primarily due to the purchase of servers and network equipment associated with the build out, upgrade, and expansion of our global computing platform. We expect a decrease in capital expenditures in 2016 compared to 2015, as we believe technological enhancements in our software will provide increased capacity in our global network and systems.
On August 13, 2015, the United States Court of Appeals for the Federal Circuit, sitting en banc, reversed its earlier decisions in our favor and reinstated the 2008 jury verdict holding us liable for direct infringement of Akamai's United States Patent 6,108,703 ('703 patent). The case was subsequently mandated back to District Court for the District of Massachusetts on December 23, 2015. On that same date, Akamai filed a series of motions with the district court seeking an entry of final judgment on the original jury award, an accounting of post-suit damages, damages for willful infringement and pre-judgment interest, which Akamai estimated to be approximately $99,000 in the aggregate, and a permanent injunction against us. We have opposed that motion and asked the district court for a stay of all proceedings pending the outcome of our petition to the Supreme Court of the United States, which we filed on January 25, 2016. We intend to continue to vigorously defend against the allegation that we infringed the '703 patent. Please see our discussion of the Akamai '703 Lawsuit in Note 11 “Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this annual report on Form 10-K for more information on this lawsuit.
In October 2015, our board of directors approved a reduction in force plan of 44 employees, or approximately 8% of our global workforce.  We recorded charges during the year ended December 31, 2015 of approximately $800, comprised of cash payments for severance costs of approximately $500 and the accelerated amortization of intangible assets of $300. We believe this plan will allow us to become profitable on an accelerated basis and at lower revenue levels.
On November 2, 2015, we entered into a Credit Agreement with Silicon Valley Bank (SVB). The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $25,000. As of December 31, 2015, we had no outstanding borrowings against the line of credit; however, we believe this Credit Agreement as well as a separate $10 million vendor financing agreement, provides sufficient liquidity as we continue to execute our growth strategy through innovative product development and select global market expansion.
On November 30, 2015, we filed a lawsuit in the Eastern District of Virginia against Akamai and XO Communications in the District Court for the Eastern District of Virginia alleging the infringement of our patents covering a broad range of inventions that we believe are critical to the effective and efficient delivery of bytes by a content delivery network. We believe this lawsuit will provide future protection against and significant relief from this type of illegal competition.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2015, 2014, and 2013 (in thousands of dollars and as a percentage of total revenue).

	Year Ended December 31,
	2015		2014		2013
Revenues	$170,912	100.0%	$162,259	100.0%	$173,433	100.0%
Cost of revenue	102,793	60.1%	98,849	60.9%	111,725	64.4%
Gross profit	68,119	39.9%	63,410	39.1%	61,708	35.6%
Operating expenses	93,840	54.9%	90,128	55.5%	101,185	58.3%
Operating loss	(25,721)	(15.0)%	(26,718)	(16.5)%	(39,477)	(22.8)%
Total other income	2,036	1.2%	2,065	1.3%	4,888	2.8%
Loss from continuing operations before income taxes	(23,685)	(13.9)%	(24,653)	(15.2)%	(34,589)	(19.9)%
Income tax provision	267	0.2%	203	0.1%	387	0.2%
Loss from continuing operations	(23,952)	(14.0)%	(24,856)	(15.3)%	(34,976)	(20.2)%
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	—	—%	265	0.2%	(426)	(0.2)%
Net loss	$(23,952)	(14.0)%	$(24,591)	(15.2)%	$(35,402)	(20.4)%

Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net loss, EBITDA from continuing operations and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net loss to be an important indicator of overall business performance. We define Non-GAAP net loss to be U.S. GAAP net loss, adjusted to exclude share-based compensation, litigation expenses, acquisition related expenses, amortization of intangible assets, the gain (loss) on sale of our web content management (WCM) business and discontinued operations. We believe that EBITDA from continuing operations provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA from continuing operations as U.S. GAAP net loss, adjusted to exclude interest and other (income) expense, interest expense, income tax expense, depreciation and amortization, discontinued operations and gain (loss) on sale of WCM. We define Adjusted EBITDA as EBITDA from continuing operations adjusted to exclude share-based compensation, litigation expenses and acquisition related expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.
In our February 9, 2016, earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA from continuing operations and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Year Ended December 31,
	2015	2014	2013
U.S. GAAP net loss	$(23,952)	$(24,591)	$(35,402)
Share-based compensation	12,338	10,491	12,345
Litigation expenses	(613)	817	450
Acquisition related expenses	—	—	176
Amortization of intangible assets	1,063	1,138	2,843
Loss (gain) on sale of the WCM business	—	62	(3,836)
(Income) loss from discontinued operations	—	(265)	426
Non-GAAP net loss	$(11,164)	$(12,348)	$(22,998)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Year Ended December 31,
	2015	2014	2013
U.S. GAAP net loss	$(23,952)	$(24,591)	$(35,402)
Depreciation and amortization	20,904	20,202	28,746
Interest expense	29	32	76
Loss (gain) on sale of the WCM business	—	62	(3,836)
Interest and other (income) expense	(2,065)	(2,159)	(1,128)
Income tax provision	267	203	387
(Income) loss from discontinued operations	—	(265)	426
EBITDA from continuing operations	$(4,817)	$(6,516)	$(10,731)
Share-based compensation	12,338	10,491	12,345
Litigation expenses	(613)	817	450
Acquisition related expenses	—	—	176
Adjusted EBITDA	$6,908	$4,792	$2,240
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
Certain of our revenue arrangements consist of multi-element arrangements. Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. Our multiple-element arrangements may include a combination of some or all of the following: content delivery services, video content management services, performance services for website and web application acceleration and security, professional services, and cloud storage. Each of these products has stand-alone value and is sold separately. In the absence of vendor specific objective evidence (VSOE) or third-party evidence of selling prices, consideration would be allocated based on management’s best estimate of such prices. The deliverables within multiple-element arrangements are provided over the same contract period, and therefore, revenue is recognized over the same period.
We may charge the customer an installation fee when the services are first activated. We do not charge installation fees for contract renewals. Installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement as installation fees do not have standalone value.

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
Our allowance for doubtful accounts is based upon a calculation that uses our aging of accounts receivable and applies a reserve percentage to the specific age of the receivable to estimate the allowance for doubtful accounts. The reserve percentages are determined based on our historical write-off experience. These estimates could change significantly if our customers’ financial condition changes or if the economy in general deteriorates. In the event such conditions become known, we specifically identify balances for necessary reserves.
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
Goodwill and Other Intangible Assets
We have recorded goodwill and other intangible assets as a result of past business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of our acquisitions, the objective of the acquisition was to expand our product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill.
We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit. The estimated fair value of the reporting unit is determined using our market capitalization as of our annual impairment assessment date or more frequently if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to:

•
sustained decline in our stock price due to a decline in our financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors and/or unfavorable outcomes of intellectual property disputes;

•	decline in overall market or economic conditions leading to a decline in our stock price; and

•	decline in observed control premiums paid in business combinations involving comparable companies.
The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of the annual impairment testing date of October 31, 2015, and in an interim impairment test performed at December 31, 2015, we determined that goodwill was not impaired. We noted that the estimated fair value of our reporting unit exceeded carrying value by approximately $90,135 or 45%, and $11,002 or 6%, using the market capitalization plus an estimated control premium of 40% on the annual impairment testing date and December 31, 2015, respectively. A 5% decrease in our share price or a reduction of the estimated control premium to 30%, would likely result in our carrying value exceeding the estimated fair value of the Company, thereby failing Step 1 of the goodwill impairment test. If Step 1 is failed, we will be required to perform a hypothetical purchase price allocation to estimate the then-current fair value of the Company's goodwill. We will be required to recognize a goodwill impairment charge for the difference if the carrying value of the goodwill exceeds the estimated fair value. We have not estimated what the approximate fair value of our goodwill is currently, however, any such goodwill impairment charge could be significant.
Our other intangible assets represent customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
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
Contingencies
We record contingent liabilities resulting from asserted and unasserted claims when it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Additionally, estimating the loss, or range of loss, associated with a contingency requires analysis of multiple factors, and changes in law or other developments may ultimately cause our judgments to change. Therefore, actual losses in any future period are inherently uncertain and may be materially different from our estimate.
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
Uncertainty in income taxes is recognized in our financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our unrecognized tax benefit from uncertain tax positions decreased by $75 from January 1, 2015 to December 31, 2015. We anticipate that our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settling potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change. We recognize interest and penalties related to unrecognized tax benefits in our tax provision.
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
Results of Continuing Operations
Comparison of the Years Ended December 31, 2015 and 2014
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the year ended December 31, 2015, compared to December 31, 2014:

	Year Ended December 31,
			Increase	Percent
	2015	2014	(Decrease)	Change
Revenue	$170,912	$162,259	$8,653	5.3%
Our revenue increased during the year ended December 31, 2015, versus the comparable 2014 period primarily due to an increase in our content delivery revenue, which was driven by volume increases with certain of our larger customers, partially offset by a decrease in average selling price.

The year ended December 31, 2014 included $11,274, of revenue from Netflix whose contract expired in July 2014. Our active customers worldwide decreased to 963 as of December 31, 2015, compared to 1,095 as of December 31, 2014. We are continuing our selective approach to accepting profitable business by establishing a clear process for identifying customers that value quality, performance, availability, and service.
During the year ended December 31, 2015 and 2014, sales to our top 20 customers accounted for approximately 57% and 50%, respectively of our total revenue. The customers that comprised our top 20 customers change, and our large customers may not continue to be as significant going forward as they have been in the past.
During the year ended December 31, 2015 and 2014, we had no customer who represented 10% or more of our total revenue.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2015		2014
Americas	$102,505	60.0%	$101,302	62.5%
EMEA	32,505	19.0%	33,630	20.7%
Asia Pacific	35,902	21.0%	27,327	16.8%
Total revenue	$170,912	100.0%	$162,259	100.0%
Based on current market conditions, we anticipate revenues will range between $180 and $195 million in 2016.
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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2015		2014
Bandwidth and co-location fees	$58,608	34.3%	$55,274	34.1%
Depreciation - network	17,975	10.5%	16,673	10.3%
Payroll and related employee costs	17,960	10.5%	17,691	10.9%
Share-based compensation	2,047	1.2%	1,956	1.2%
Other costs	6,203	3.6%	7,255	4.5%
Total cost of revenue	$102,793	60.1%	$98,849	60.9%
Our cost of revenue increased in aggregate dollars and decreased as a percentage of revenue for the year ended December 31, 2015, versus the comparable 2014 period primarily as a result of the following:

•
increased bandwidth, peering and transit fees as a result of more traffic being delivered on our network. Additionally, during the year ended December 31, 2014, we recorded a nonrecurring $1,100 credit related to an over billing from one of our co-location providers; and

•	increased depreciation as a result of new servers and network equipment placed into service.
These increases were partially offset by decreases in other costs which were primarily other recurring cost of sales, professional fees, office and computer supplies, and other employee costs.
Effective April 1, 2015, we reorganized the job responsibilities of certain employees, and as a result, such employee expenses have moved from cost of services to research and development, on a prospective basis. This reorganization resulted in approximately $2,000 of payroll and related employee costs in 2015 being allocated to research and development, which were previously allocated to cost of services.
We anticipate an improvement in gross margin for the full year 2016 compared to 2015 despite an increase to our depreciation expense related to our network equipment. Depreciation expense is expected to increase due to the increase in capital expenditures in 2015 compared to prior periods.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2015		2014
Payroll and related employee costs	$10,105	5.9%	$10,347	6.4%
Professional fees and outside services	4,134	2.4%	6,003	3.7%
Share-based compensation	5,398	3.2%	4,741	2.9%
Other costs	5,390	3.2%	7,085	4.4%
Total general and administrative	$25,027	14.6%	$28,176	17.4%
Our general and administrative expense decreased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2015, versus the comparable 2014 period primarily as a result of the following:

•	decreased professional fees, primarily due to lower consulting and accounting fees; and

•	decreased other costs as a result of our negotiations with a vendor, which reduced our legal fees by $1,200, lower fees and licenses, other employee costs, office and computer supplies and insurance.
These decreases were partially offset by increased share-based compensation and increased bad debt expense (included in other costs).
We expect our general and administrative expenses for 2016 to increase from 2015 in aggregate dollars as a result of ongoing legal costs.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2015		2014
Payroll and related employee costs	$25,402	14.9%	$24,016	14.8%
Share-based compensation	2,657	1.6%	2,317	1.4%
Marketing programs	1,690	1.0%	1,462	0.9%
Other costs	8,119	4.8%	9,663	6.0%
Total sales and marketing	$37,868	22.2%	$37,458	23.1%
Our sales and marketing expense slightly increased in aggregate dollars for the year ended December 31, 2015, versus the comparable 2014 period but decreased as a percentage of total revenue. The slight increase in sales and marketing expense for the year ended December 31, 2015, was primarily as a result of the following:

•	increased payroll and related employee costs due to increased average salaries and higher variable compensation;

•	increased share-based compensation; and

•	increased marketing spending related to trade shows and public relations.
These increases were partially offset by decreased other costs, which was primarily lower consulting expense, fees and licenses and travel costs.

We expect our sales and marketing expenses for 2016 to remain consistent with 2015.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2015		2014
Payroll and related employee costs	$21,445	12.5%	$15,887	9.8%
Share-based compensation	2,236	1.3%	1,477	0.9%
Other costs	4,335	2.5%	3,601	2.2%
Total research and development	$28,016	16.4%	$20,965	12.9%
Our research and development expense increased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2015, versus the comparable 2014 period, primarily as a result of the following:

•	increased payroll and related employee costs due to increased headcount and higher average salaries as we expanded our research and development activities;

•	increased share-based compensations for our research and development personnel; and

•	increased other costs primarily due to increased professional fees for consulting, facilities, and fees and licenses and to a lesser extent increased travel and travel related expenses.
Effective April 1, 2015, we reorganized the job responsibilities of certain employees, and as a result, such employee expenses have moved from cost of services to research and development, on a prospective basis. This reorganization resulted in approximately $2,000 of payroll and related employee costs in 2015 being allocated to research and development, which were previously allocated to cost of services.
We expect our research and development expenses for 2016 to remain consistent with 2015.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $2,929, or 1.7% of revenue, for the year ended December 31, 2015, versus $3,529, or 2.2% of revenue, for the comparable 2014 period. This reduction was primarily due to lower depreciation expenses on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $29 for the year ended December 31, 2015, versus $32 for the comparable 2014 period. Interest expense is primarily comprised of interest paid on capital leases and amortization of fees associated with our Credit Agreement. See Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information related to our Credit Agreement.
Interest Income
Interest income was $317 for the year ended December 31, 2015, versus $276 for the comparable 2014 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income (expense) was $1,748 for the year ended December 31, 2015, versus $1,821 for the comparable 2014 period. For the year ended December 31, 2015, other income consists primarily of foreign currency transaction gains and losses, the $275 gain on the conversion of our investment in a convertible debt security into preferred shares and gain on sale of assets.
For the year ended December 31, 2014, other income (expense) consists primarily of foreign currency transaction gains and losses, and also includes a working capital adjustment associated with the sale of our WCM business, and gain on sale of assets.

Income Tax Expense
Income tax expense from continuing operations for the year ended December 31, 2015, was $267 versus $203 for the comparable 2014 period. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Income (Loss) from Discontinued Operations
Discontinued operations relate to our EyeWonder and chors rich media advertising services. During the three months ended June 30, 2014, we recovered previously written-off receivables.

Comparison of the Years Ended December 31, 2014 and 2013
Revenue
The following table reflects our revenue for the year ended December 31, 2014, compared to December 31, 2013:

	Year Ended December 31,
			Increase	Percent
	2014	2013	(Decrease)	Change
Revenue	$162,259	$173,433	$(11,174)	(6.4)%
Our revenue decreased during the year ended December 31, 2014, versus the comparable 2013 period primarily due to:

•	the sale of the WCM business in December 2013. Revenue from our WCM-related business was approximately $12 million for the year ended December 31, 2013.

•
the expiration of our content delivery contract with Netflix in July 2014. Revenue from Netflix was approximately $11 million and $20 million for the years ended December 31, 2014, and 2013, respectively.

•
our active customers worldwide decreased to 1,095 as of December 31, 2014, compared to 1,295 as of December 31, 2013. Approximately 25% of the decrease in customers is attributable to the sale of the WCM business.

Partially offsetting these decreases were increases in volume to several large customers, as well as an increase in average selling price for delivery of approximately 10% year over year.
During the year ended December 31, 2014, and 2013, sales to our top 20 customers accounted for approximately 50% and 44%, respectively, of our total revenue. The customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
During the year ended December 31, 2014, we had no customer who accounted for 10% or more of our total revenue. For the year ended December 31, 2013, we had one customer, Netflix, who represented approximately 11% of our total revenue.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2014		2013
Americas	$101,302	62.5%	$119,020	68.6%
EMEA	33,630	20.7%	30,793	17.8%
Asia Pacific	27,327	16.8%	23,620	13.6%
Total revenue	$162,259	100.0%	$173,433	100.0%
Cost of Revenue
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2014		2013
Bandwidth and co-location fees	$55,274	34.1%	$59,447	34.3%
Depreciation - network	16,673	10.3%	22,942	13.2%
Payroll and related employee costs	17,691	10.9%	18,951	10.9%
Share-based compensation	1,956	1.2%	1,873	1.1%
Other costs	7,255	4.5%	8,512	4.9%
Total cost of revenue	$98,849	60.9%	$111,725	64.4%

Our cost of revenue decreased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2014, versus the comparable 2013 period, primarily as a result of the following:

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
Our general and administrative expense decreased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2014, versus the comparable 2013 period, primarily as a result of the following:

•	decreased professional fees and outside services primarily due to lower general legal fees (patent defense costs and commercial and employment issues) and reduced consulting fees;

•	decreased share-based compensation; and

•	decreased other costs which was primarily lower facilities, bad debt expense and office supplies, partially offset by increased franchise taxes and software fees.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2014		2013
Payroll and related employee costs	$24,016	14.8%	$24,799	14.3%
Share-based compensation	2,317	1.4%	2,245	1.3%
Marketing programs	1,462	0.9%	2,822	1.6%
Other costs	9,663	6.0%	11,608	6.7%
Total sales and marketing	$37,458	23.1%	$41,474	23.9%
Our sales and marketing expense decreased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2014, versus the comparable 2013 period, primarily as a result of the following:

•	decreased payroll and related employee costs primarily due to reduced sales personnel and lower variable compensation;

•	decreased marketing and public relations spending; and

•
decreased other costs primarily related to reduced subscription based services, lower facilities and facility related costs, reduced costs associated with employee events, and lower travel related expenses.

Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2014		2013
Payroll and related employee costs	$15,887	9.8%	$16,568	9.6%
Share-based compensation	1,477	0.9%	2,256	1.3%
Other costs	3,601	2.2%	3,179	1.8%
Total research and development	$20,965	12.9%	$22,003	12.7%
Our research and development expense decreased in aggregate dollars and slightly increased as a percentage of total revenue for the year ended December 31, 2014, versus the comparable 2013 period, primarily as a result of the following:

•	decreased payroll and related employee costs due to lower average salaries and transitioning of our network and software engineering work to lower cost locations; and

•	decreased share-based compensation.
These decreases were partially offset by increased other costs primarily due to increased consulting and facilities related expenses.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $3,529, or 2.2% of revenue, for the year ended December 31, 2014, versus $5,804, or 3.3% of revenue, for the comparable 2013 period. This reduction was primarily due to lower amortization of intangible assets. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations and has decreased due to the sale of our WCM business in December 2013.
Interest Expense
Interest expense was $32 for the year ended December 31, 2014, versus $76 for the comparable 2013 period. Interest expense is primarily comprised of interest paid on capital leases.
As of December 31, 2014, with the exception of our capital leases, we had no outstanding credit facilities.
Interest Income
Interest income was $276 for the year ended December 31, 2014, versus $321 for the comparable 2013 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income (expense) was $1,821 for the year ended December 31, 2014, versus $4,643 for the comparable 2013 period. For the year ended December 31, 2014, other income (expense) consists primarily of foreign currency transaction gains and losses, and also includes a working capital adjustment associated with the sale of our WCM business, and gains on sale of assets.
For the year ended December 31, 2013, other income (expense) consists primarily of the gain on the sale of our WCM business of approximately $3,836 as well as foreign currency transaction gains and losses.
Income Tax Expense
Income tax expense from continuing operations for the year ended December 31, 2014, was $203 versus $387 for the comparable 2013 period. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Income (Loss) from Discontinued Operations
Discontinued operations relate to our EyeWonder and chors rich media advertising services. On September 1, 2011, we completed the sale of EyeWonder and chors to DG.
Liquidity and Capital Resources
As of December 31, 2015, our cash, cash equivalents and marketable securities classified as current totaled $73,002. Included in this amount is approximately $4,541 of cash and cash equivalents held outside the United States that would be subject to withholding taxes upon repatriation. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
We believe that our existing cash, cash equivalents and marketable securities, and available borrowing capacity will be sufficient to meet our anticipated cash needs for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change, payment for an unfavorable outcome in litigation, or other unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or entering into new debt securities.
The major components of changes in cash flows for the years ended December 31, 2015, 2014, and 2013 are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities of continuing operations increased by $5,973 for the year ended December 31, 2015, versus the comparable 2014 period. Changes in operating assets and liabilities of ($2,535) during the year ended December 31, 2015, versus ($3,651) in the comparable 2014 period were primarily due to:

•
accounts receivable increased $5,210 during the year ended December 31, 2015, due to the timing of billings net of collections, and an increase in our days sales outstanding (DSO) due to longer payment terms with certain large customers as compared to a $1,600 increase in the comparable 2014 period;

•
other assets decreased $3,064 during the year ended December 31, 2015, versus a decrease of $1,607 for the comparable 2014 period primarily due to the amortization of prepaid bandwidth expenses and a reduction in vendor deposits and other;

•
accounts payable and other current liabilities increased $85 during the year ended December 31, 2015, versus an increase of $122 for the comparable 2014 period due to the timing of vendor payments, the payment of 2014 accrued compensation and the reversal of accrued legal fees;

•
deferred revenue decreased $932 during the year ended December 31, 2015, versus a decrease of $1,109 for the comparable 2014 period due to recognition of revenue and churn in our deferred revenue balance.

Net cash provided by operating activities of continuing operations decreased by $5,128 for the year ended December 31, 2014, versus the comparable 2013 period. Changes in operating assets and liabilities of $3,651 during the year ended December 31, 2014, versus $2,130 in the comparable 2013 period were primarily due to:

•	accounts receivable increased $1,600 during the year ended December 31, 2014, due to the timing of billings net of collections as compared to a $2,581 decrease in the comparable 2013 period;

•
prepaid expenses and other current assets increased $1,792 during the year ended December 31, 2014, versus a decrease of $1,222 for the comparable 2013 period due primarily to prepayment of software licenses in 2014 partially offset by amortization of prepaid bandwidth expenses;

•	other assets decreased $1,607 during the year ended December 31, 2014, versus a decrease of $519 for the comparable 2013 period due to the amortization of bandwidth expenses paid in prior periods;

•
accounts payable and other current liabilities increased $122 during the year ended December 31, 2014, versus a decrease of $1,808 for the comparable 2013 period due to timing of vendor payments and the application of customer deposits to their receivable balances;

•	deferred revenue decreased $1,109 during the year ended December 31, 2014, versus an increase of $4 for the comparable 2013 period due to changes in WCM deferred revenue balances in the prior period.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2016 and potential litigation expenses associated with patent litigation, including any potential payment required on the ultimate outcomes of the associated litigation. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities of continuing operations was $18,915 for the year ended December 31, 2015, versus $21,499 for the comparable 2014 period and $19,019 for the year ended December 31, 2013. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During 2015, we made capital expenditures of $24,714, which represented approximately 14% of our total revenue. We currently expect a decrease in capital expenditures in 2016 compared to 2015, as we believe technological enhancements in our software will provide increased capacity in our global network and systems.
Financing Activities
Net cash used in financing activities of continuing operations was $19 for the year ended December 31, 2015, versus $5,422 for the comparable 2014 period. Net cash used in financing activities in the year ended December 31, 2015, related to payments made for the purchase of our common stock under our stock repurchase plans of $957, payments of employee tax withholdings related to the net settlement of vested restricted stock units of $2,627 and payments made on our capital lease obligations of $453, partially offset by cash received from the purchase of common stock through our employee stock purchase plan and cash received from the exercise of stock options and our employee stock purchase plan of $4,018.
Net cash used in financing activities of continuing operations was $5,422 for the year ended December 31, 2014, versus $8,922 for the comparable 2013 period. Net cash used in financing activities in the year ended December 31, 2014, related to payments made for the purchase of our common stock under our stock repurchase plans of $4,542, payments of employee tax withholdings related to restricted stock units of $1,795 and payments made on our capital lease obligations of $466, partially offset by cash received from the purchase of common stock through our employee stock purchase plan and cash received from the exercise of stock options of $1,381.
Share repurchases

On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the years ended December 31, 2015 and 2014, we purchased and canceled approximately 293 and 1,719 shares, respectively. All repurchased shares were canceled and returned to authorized but unissued status. As of December 31, 2015, we have $9,525 remaining under this share repurchase authorization.
On October 29, 2012, our board of directors authorized and approved a common stock repurchase program that authorized us to repurchase up to $10,000 of our shares of common stock, exclusive of any commissions, markups or expenses, from time to time through May 9, 2013. During 2013, we purchased and canceled approximately 2,300 shares under this repurchase program.
Any shares repurchased pursuant to these programs were canceled and returned to authorized but unissued status.
Capital leases
In October 2015, we entered into a $10,000 equipment financing arrangement. The arrangement allows us to finance equipment purchases over a period of 4 years at variable interest rates. As of December 31, 2015, we have $1,902 in capital leases outstanding versus $358 in the comparable 2014 period.

Line of Credit
On November 2, 2015, we entered into a Loan and Security Agreement (the Agreement) with Silicon Valley Bank. The Agreement provides for revolving credit borrowings up to a maximum principal amount of $25,000. As of December 31, 2015, we have no outstanding borrowings against the line of credit. All outstanding borrowings owed under the Agreement become due and payable no later than the final maturity date of November 2, 2017. For a more detailed discussion regarding our Agreement, please refer to Note 8 “Line of Credit” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Financial Covenants and Borrowing Limitations
The Agreement requires, and any future credit facilities will likely require, us to comply with specified financial requirements that may limit the amount we can borrow. A breach of any of these covenants could result in a default. Our ability to satisfy those covenants depends principally upon our ability to meet or exceed certain financial performance results. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.
The Agreement contains a covenant that requires us to maintain a minimum tangible net worth of $100,000. Tangible net worth is defined as total shareholders’ equity less cash held by our foreign subsidiaries, goodwill and other intangible assets. The tangible net worth requirement is adjusted by up to $52,500 in the event we record a provision for or make a payment related to the Akamai ‘703 Litigation. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The tangible net worth covenant could have the effect of limiting our availability under the Agreement, as additional borrowings would be prohibited if we would be in violation of such covenant. In addition, we have a maximum unfinanced capital expenditures amount of $30,000 for 2015 and $25,000 per annum thereafter. As of December 31, 2015, we remained in compliance with our debt covenants.
The maximum amount we can borrow under the Agreement is subject to contractual and borrowing base limitations, which could significantly and negatively impact our future access to capital required to operate our business. Borrowing base limitations are based upon eligible accounts receivable. If the value of our accounts receivable decreases for any reason, or if some portion of our accounts receivable is deemed ineligible under the terms of the Agreement, the amount we can borrow under the Agreement could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. As of December 31, 2015, availability under the Agreement was approximately $18,000.
We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by restrictive covenants within the Agreement. These restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to the indenture governing the Agreement, or such other debt obligations if for any reason we are unable to comply with our obligations thereunder or that we will be able to refinance our debt on acceptable terms, or at all, should we seek to do so. Any such limitations on borrowing under the Agreement, including a payment related to the Akamai '703 Litigation toward the upper end or in excess of the range of loss, could have a material adverse impact on our liquidity and our ability to continue as a going concern could be impaired.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth, and computer rack space. These leases expire on various dates ranging from 2016 to 2022. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2016 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.

The following table presents our contractual obligations and commercial commitments, as of December 31, 2015 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$19,643	$15,641	$3,745	$250	$7
Rack space leases	16,482	10,541	5,405	535	1
Real estate leases	11,714	3,902	5,886	1,657	269
Total operating leases	47,839	30,084	15,036	2,442	277
Capital leases	2,139	571	1,141	427	—
Other purchase obligations	183	183	—	—	—
Total commitments	$50,161	$30,838	$16,177	$2,869	$277
Off Balance Sheet Arrangements
As of December 31, 2015, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Standards.”
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Our outstanding capital lease obligations bear variable interest rates and are impacted by fluctuations in interest rates. We do not believe that an interest rate increase related to our capital leases would be material to our results of operations. Interest expense on our line of credit will fluctuate as the interest rate for the line of credit floats based, at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of December 31, 2015, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2015, would have been higher by approximately $2,979. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2015, 2014, and 2013, sales to our top 20 customers accounted for approximately 57%, 50% and 44%, respectively, of our total revenue. During 2015 and 2014, we had no customer who represented 10% or more of our total revenue. During 2013, we had one customer, Netflix, who represented approximately 11% of our total revenue. In 2016, we anticipate that our top 20 customer concentration levels will remain consistent with 2015. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

Item 8.        Financial Statements and Supplementary Data
LIMELIGHT NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limelight Networks, Inc.

We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limelight Networks, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 11, 2016

Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$44,680	$57,767
Marketable securities	28,322	35,317
Accounts receivable, net	26,795	22,622
Income taxes receivable	170	237
Deferred income taxes	89	78
Prepaid expenses and other current assets	9,578	9,625
Total current assets	109,634	125,646
Property and equipment, net	36,143	32,636
Marketable securities, less current portion	40	40
Deferred income taxes, less current portion	1,252	1,364
Goodwill	76,143	76,133
Other intangible assets, net	15	1,071
Other assets	2,400	4,451
Total assets	$225,627	$241,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,137	$7,065
Deferred revenue	2,890	3,509
Capital lease obligations	466	223
Income taxes payable	204	248
Other current liabilities	10,857	14,383
Total current liabilities	23,554	25,428
Capital lease obligations, less current portion	1,436	135
Deferred income taxes	137	170
Deferred revenue, less current portion	92	405
Other long-term liabilities	2,311	3,040
Total liabilities	27,530	29,178
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 102,299 and 98,409 shares issued and outstanding at December 31, 2015 and 2014, respectively	102	98
Additional paid-in capital	477,202	464,294
Accumulated other comprehensive loss	(10,812)	(7,786)
Accumulated deficit	(268,395)	(244,443)
Total stockholders’ equity	198,097	212,163
Total liabilities and stockholders’ equity	$225,627	$241,341
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues	$170,912	$162,259	$173,433
Cost of revenue:
Cost of services (1)	84,818	82,176	88,783
Depreciation — network	17,975	16,673	22,942
Total cost of revenue	102,793	98,849	111,725
Gross profit	68,119	63,410	61,708
Operating expenses:
General and administrative	25,027	28,176	31,904
Sales and marketing	37,868	37,458	41,474
Research and development	28,016	20,965	22,003
Depreciation and amortization	2,929	3,529	5,804
Total operating expenses	93,840	90,128	101,185
Operating loss	(25,721)	(26,718)	(39,477)
Other income (expense):
Interest expense	(29)	(32)	(76)
Interest income	317	276	321
Other, net	1,748	1,821	4,643
Total other income (expense)	2,036	2,065	4,888
Loss from continuing operations before income taxes	(23,685)	(24,653)	(34,589)
Income tax provision	267	203	387
Loss from continuing operations	(23,952)	(24,856)	(34,976)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	—	265	(426)
Net loss	$(23,952)	$(24,591)	$(35,402)
Net loss per share:
Basic and diluted
Continuing operations	$(0.24)	$(0.25)	$(0.36)
Discontinued operations	—	—	(0.01)
Total	$(0.24)	$(0.25)	$(0.37)
Weighted average shares used in per share calculation:
Basic and diluted	100,105	98,365	96,851
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(23,952)	$(24,591)	$(35,402)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(1)	(68)	(13)
Foreign exchange translation	(3,025)	(6,055)	(941)
Other comprehensive loss, net of tax	(3,026)	(6,123)	(954)
Comprehensive loss	$(26,978)	$(30,714)	$(36,356)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Contingent Consideration	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2012	98,038	$98	$452,258	$33	$(709)	$(184,450)	$267,230
Net loss	—	—	—	—	—	(35,402)	(35,402)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(941)	—	(941)
Exercise of common stock options	143	—	38	—	—	—	38
Vesting of restricted stock units	2,032	2	(2)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(593)	—	(1,304)	—	—	—	(1,304)
Issuance of common stock for contingent consideration	11	—	33	(33)	—	—	—
Issuance of common stock under employee stock purchase plan	135	—	225	—	—	—	225
Purchases of common stock	(2,089)	(2)	(4,845)	—	—	—	(4,847)
Share-based compensation - continuing operations	—	—	12,345	—	—	—	12,345
Balance at December 31, 2013	97,677	$98	$458,748	$—	$(1,663)	$(219,852)	$237,331
Net loss	—	—	—	—	—	(24,591)	(24,591)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(68)	—	(68)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(6,055)	—	(6,055)
Exercise of common stock options	522	1	893	—	—	—	894
Vesting of restricted stock units	2,385	2	(2)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(725)	(1)	(1,643)	—	—	—	(1,644)
Issuance of common stock under employee stock purchase plan	269	—	488	—	—	—	488
Purchases of common stock	(1,719)	(2)	(4,681)	—	—	—	(4,683)
Share-based compensation — continuing operations	—	—	10,491	—	—	—	10,491
Balance at December 31, 2014	98,409	$98	$464,294	$—	$(7,786)	$(244,443)	$212,163
Net loss	—	—	—	—	—	(23,952)	(23,952)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(3,025)	—	(3,025)

	Common Stock		Additional Paid-In Capital	Contingent Consideration	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Exercise of common stock options	607	1	1,052	—	—	—	1,053
Vesting of restricted stock units	3,069	3	(3)	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(876)	(1)	(2,627)	—	—	—	(2,628)
Issuance of common stock under employee stock purchase plan	1,383	1	2,965	—	—	—	2,966
Purchases of common stock	(293)	—	(817)	—	—	—	(817)
Share-based compensation	—	—	12,338	—	—	—	12,338
Balance at December 31, 2015	102,299	$102	$477,202	$—	$(10,812)	$(268,395)	$198,097

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(23,952)	$(24,591)	$(35,402)
Income (loss) from discontinued operations	—	265	(426)
Net loss from continuing operations	(23,952)	(24,856)	(34,976)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	20,904	20,202	28,746
Share-based compensation	12,338	10,491	12,345
Foreign currency remeasurement gain	(1,591)	(2,167)	(531)
Deferred income taxes	46	(359)	(328)
Loss on disposal of property and equipment	—	—	442
Accounts receivable charges	1,037	408	965
Amortization of premium on marketable securities	194	459	639
Non cash tax benefit associated with sale of discontinued operations	—	(59)	—
Gain on sale of the Web Content Management business	—	—	(3,836)
Changes in operating assets and liabilities:
Accounts receivable	(5,210)	(1,600)	2,581
Prepaid expenses and other current assets	(194)	(1,792)	1,222
Income taxes receivable	44	150	105
Other assets	3,064	1,607	519
Accounts payable and other current liabilities	85	122	(1,808)
Deferred revenue	(932)	(1,109)	4
Income taxes payable	(80)	(233)	305
Other long term liabilities	688	(796)	(798)
Net cash provided by operating activities of continuing operations	6,441	468	5,596
Investing activities
Purchases of marketable securities	(16,821)	(25,482)	(59,047)
Maturities of marketable securities	22,620	22,150	44,901
Purchases of property and equipment	(24,714)	(18,581)	(18,575)
Proceeds from the sale of cost basis investment	—	—	1,237
Proceeds from sale of the Web Content Management business	—	—	12,341
Proceeds from the sale of discontinued operations	—	414	124
Net cash used in investing activities of continuing operations	(18,915)	(21,499)	(19,019)
Financing activities
Payments on capital lease obligations	(453)	(466)	(1,301)
Payment of employee tax withholdings related to restricted stock vesting	(2,627)	(1,795)	(2,372)
Cash paid for purchase of common stock	(957)	(4,542)	(5,512)
Proceeds from employee stock plans	4,018	1,381	263
Net cash used in financing activities of continuing operations	(19)	(5,422)	(8,922)
Effect of exchange rate changes on cash and cash equivalents	(594)	(1,732)	(606)
Discontinued operations
Cash used in operating activities of discontinued operations	—	(4)	(8)
Net decrease in cash and cash equivalents	(13,087)	(28,189)	(22,959)
Cash and cash equivalents, beginning of year	57,767	85,956	108,915
Cash and cash equivalents, end of year	$44,680	$57,767	$85,956
Supplement disclosure of cash flow information
Cash paid during the year for interest	$29	$32	$76
Cash paid during the year for income taxes, net of refunds	$379	$647	$321
Property and equipment acquired through leasehold incentives	$—	$—	$386
Contingent consideration common stock issued in connection with acquisition of businesses	$—	$—	$33
Property acquired due to vendor concession	$—	$—	$250
Property and equipment acquired through capital lease	$2,035	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2015
1. Nature of Business
Limelight operates a globally distributed, high-performance network and provides a suite of integrated services marketed under the Orchestrate Platform which include content delivery, video content management, website and web application acceleration, website and content security, and cloud storage services.
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
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this annual report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any future periods.
Foreign Currency Translation
The functional currency of our international subsidiaries is the local currency. Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the years ended December 31, 2015, 2014, and 2013, we recorded foreign currency translation losses of $3,025, $6,055, and $941, respectively, in our statements of comprehensive loss. During the years ended December 31, 2015, 2014, and 2013, we recorded a foreign currency re-measurement gain of approximately $1,341, $1,489, and $92, respectively, in other income (expense) in the consolidated statements of operations.
Recent Accounting Standards
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt, similar to the presentation of debt discounts. We adopted this guidance effective December 31, 2015.
We had no outstanding debt agreements as of December 31, 2014 and the adoption of this guidance had no impact on our prior presented financial statements.

In August 2015, the FASB issued ASU No. 2015-15, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this guidance effective December 31, 2015.

Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. We will adopt this guidance effective January 1, 2016. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16 which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period for a business combination in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. We will adopt this guidance effective January 1, 2016. We do not expect that the adoption of this standards update will have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Revenue Recognition
We derive revenue primarily from the sale of services that comprise components of our Orchestrate Platform. Our customers generally execute contracts with terms of one year or longer, which are referred to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment, or are entirely usage based. We define usage as customer data sent or received using our content delivery service, or content that is hosted or cached by us at the request or direction of our customers. We recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable, and collection is reasonably assured. Should a customer’s usage of our services exceed the monthly minimum commitment, we recognize revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, we recognize revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognize any remaining committed amount for the applicable period in the last month thereof.
Certain of our revenue arrangements consist of multi-element arrangements. Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. Our multiple-element arrangements may include a combination of some or all of the following: content delivery services, video content management services, performance services for website and web application acceleration and security, professional services, and cloud storage. Each of these products has stand-alone value and is sold separately. In the absence of vendor specific objective evidence (VSOE) or third-party evidence of selling prices, consideration would be allocated based on management’s best estimate of such prices. The deliverables within multiple-element arrangements are provided over the same contract period, and therefore, revenue is recognized over the same period.
We may charge the customer an installation fee when the services are first activated. We do not charge installation fees for contract renewals. Installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement as installation fees do not have standalone value.
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
Cash and Cash Equivalents
We hold our cash and cash equivalents in checking, money market, and highly-liquid investments. We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are deposited in or managed by major financial institutions and at times exceed Federal Deposit Insurance Corporation insurance limits.
Investments in Marketable Securities
Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. We have classified our investments in marketable securities as available-for-sale and as current, as our marketable securities are available to fund current operations. Available-for-sale investments are initially recorded at cost with temporary changes in fair value periodically recorded through comprehensive income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations. We periodically review our investments for other-than-temporary declines in fair value based on the specific identification method and would write down investments to their fair value if and when an other-than-temporary decline has occurred.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. We record reserves against our accounts receivable balance for service credits and for doubtful accounts. Estimates are used in determining both of these reserves. The allowance for doubtful accounts charges are included as a component of general and administrative expenses.
The allowance for doubtful accounts is based upon a calculation that uses our aging of accounts receivable and applies a reserve percentage to the specific age of the receivable to estimate the allowance for doubtful accounts. The reserve percentages are determined based on our historical write-off experience. These estimates could change significantly if our customers’ financial condition changes or if the economy in general deteriorates. In the event such conditions become known, we specifically identify balances for necessary reserves.
Our reserve for service credits relates to credits that are expected to be issued to customers during the ordinary course of business. These credits typically relate to customer disputes and billing adjustments and are estimated at the time the revenue is recognized and recorded as a reduction of revenues. Estimates for service credits are based on an analysis of credits issued in previous periods.
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
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired company. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate goodwill might be impaired. We have concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit. The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of the annual impairment testing date of October 31, 2015, and in an interim impairment test performed at December 31, 2015, management determined that goodwill was not impaired. Management determined that the estimated fair value of its reporting unit exceeded carrying value by approximately $90,135 or 45%, and $11,002 or 6%, using our market capitalization plus an estimated control premium of 40% on October 31, 2015, and December 31, 2015, respectively.
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
Contingencies
We record contingent liabilities resulting from asserted and unasserted claims when it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Additionally, estimating the loss, or range of loss, associated with a contingency requires analysis of multiple factors, and changes in law or other developments may ultimately cause our judgments to change. Therefore, actual losses in any future period are inherently uncertain and may be materially different from our estimate.
Long-Lived Assets
We review our long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. We recognize an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. We treat any write-downs as permanent reductions in the carrying amounts of the assets. We believe the carrying amounts of our long-lived assets at December 31, 2015, and 2014, are fully realizable and have not recorded any impairment losses.
Deferred Rent and Lease Accounting
We lease bandwidth, co-location and office space in various locations. At the inception of each lease, we evaluate the lease terms to determine whether the lease will be accounted for as an operating or a capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances where the exercise of the renewal option can be reasonably assured and failure to exercise the option would result in an economic penalty. We record tenant improvement allowances granted under the lease agreements as leasehold improvements within property and equipment and within deferred rent.
For leases that contain rent escalation provisions, we record the total rent payable during the lease term on a straight-line basis over the term of the lease (including any “rent free” period beginning upon possession of the premises), and record any difference between the actual rent paid and the straight-line rent expense recorded as increases or decreases in deferred rent.

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
We enter into contracts for bandwidth with third party network providers with terms typically ranging from several months to five years. These contracts generally commit us to pay minimum monthly fees plus additional fees for bandwidth usage above contracted minimums. A portion of the global computing platform traffic delivery is completed through direct connection to ISP networks, called peering.
Research and Development
Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing, operation, and enhancement of our services, and network. Costs incurred in the development of our services are expensed as incurred.
Advertising Costs
Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of Internet, trade show, and publications advertising, were approximately $1,669, $1,409, and $2,754 for the years ended December 31, 2015, 2014, and 2013, respectively.
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
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.
We recognize uncertain income tax positions in our financial statements when it is more-likely-than-not the position will be sustained upon examination.
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
Share-Based Compensation
We measure all employee share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our own volatility rate as a publicly traded company. The expected term is based on our historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. We have never paid cash dividends and do not currently intend to pay cash dividends, and therefore, have assumed a 0% dividend yield. We develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. We will continue to use judgment in evaluating the expected term, volatility, and forfeiture rate related to our own share-based awards on a prospective basis, and in incorporating these factors into the model.
We apply the straight-line attribution method to recognize compensation costs associated with awards that are not subject to graded vesting. For awards that are subject to graded vesting and performance based awards, we recognize compensation costs separately for each vesting tranche. We also estimate when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of share-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent our estimate of awards considered probable of being earned changes, the amount of share-based compensation recognized will also change.
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$12,480	$1	$17	$12,464
Corporate notes and bonds	15,940	2	44	15,898
Total marketable securities	$28,420	$3	$61	$28,362
At December 31, 2015, we evaluated our marketable securities and determined unrealized losses were due to fluctuations in interest rates. We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence as of December 31, 2015. Our intent is to hold these investments to such time as these assets are no longer impaired.
The amortized cost and estimated fair value of the marketable debt securities at December 31, 2015, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$18,075	$2	$12	$18,065
Due after one year and through five years	10,345	1	49	10,297
	$28,420	$3	$61	$28,362
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$11,040	$2	$32	$11,010
Commercial paper	1,498	—	1	1,497
Corporate notes and bonds	21,876	7	33	21,850
Convertible debt security	1,000	—	—	1,000
Total marketable securities	$35,414	$9	$66	$35,357
The amortized cost and estimated fair value of the marketable debt securities at December 31, 2014, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$19,798	$5	$9	$19,794
Due after one year and through five years	15,616	4	57	15,563
	$35,414	$9	$66	$35,357

4. Business Disposition
On December 23, 2013, we sold 100% of the outstanding common stock of our Web Content Management (WCM) business for $12,341 in cash, net of preliminary working capital adjustments. After allocating goodwill of $3,799 to WCM, the sale resulted in a gain of $3,836, which was included in Other, net in the consolidated statement of operations for the year ended December 31, 2013. During the year ended December 31, 2014, we recorded a working capital adjustment of $(62) (expense), related to new information subsequent to the closing of the acquisition, which is included in Other, net in the consolidated statement of operations for the year ended December 31, 2014. This sale was not treated as a discontinued operation because the operations and cash flows of the WCM business cannot be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company.
5. Accounts Receivable
Accounts receivable include:

	December 31,
	2015	2014
Accounts receivable	$28,599	$24,456
Less: credit allowance	(460)	(380)
Less: allowance for doubtful accounts	(1,344)	(1,454)
Total accounts receivable, net	$26,795	$22,622
6. Goodwill
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
We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit. The estimated fair value of the reporting unit is determined using our market capitalization as of our annual impairment assessment date or each reporting date if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to:

•
sustained decline in our stock price due to a decline in our financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors and/or unfavorable outcomes of intellectual property disputes;

•	decline in overall market or economic conditions leading to a decline in our stock price; and

•	decline in observed control premiums paid in business combinations involving comparable companies.
The changes in the carrying amount of goodwill for the years ended December 31, 2015, and 2014, were as follows:

Balance, December 31, 2013	$77,035
Foreign currency translation adjustment	(902)
Balance, December 31, 2014	$76,133
Foreign currency translation adjustment	10
Balance, December 31, 2015	$76,143

7. Property and Equipment
Property and equipment include:

	December 31,
	2015	2014
Network equipment	$129,172	$127,962
Computer equipment and software	11,408	9,079
Furniture and fixtures	2,472	2,498
Leasehold improvements	4,976	5,262
Other equipment	166	186
	148,194	144,987
Less: accumulated depreciation	(112,051)	(112,351)
Total property and equipment, net	$36,143	$32,636
Cost of revenue depreciation expense related to property and equipment was approximately $17,975, $16,673, and $22,942, respectively, for the years ended December 31, 2015, 2014, and 2013, respectively.
Operating expense depreciation and amortization expense related to property and equipment was approximately $1,866, $2,391, and $2,961, respectively, for the years ended December 31, 2015, 2014, and 2013, respectively.
8. Line of Credit
On November 2, 2015, we entered into a Loan and Security Agreement (the Agreement) with Silicon Valley Bank (SVB). The Agreement provides for revolving credit borrowings up to a maximum principal amount of $25,000. We are subject to a borrowing base calculation to determine the amount available to us. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Agreement become due and payable no later than the final maturity date of November 2, 2017. As of December 31, 2015, there were no outstanding borrowings against the line of credit. As of December 31, 2015, we had approximately $18,000 availability under the line of credit.
Borrowings under the Agreement bear interest at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. We incurred a commitment fee (issuance costs) of 0.25% upon entering into the Agreement and 0.20% to be paid on the one year anniversary of closing. In addition, there is an unused line fee of 0.375% if our minimum liquidity is greater than $17,500. If our minimum liquidity falls below $17,500, the unused line fee is 0.250%. Commitment fees are included in prepaid expenses and other current assets, are charged to interest expense and were not material in the year ended December 31, 2015.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
The Agreement contains a covenant that requires us to maintain a minimum tangible net worth of $100,000. Tangible net worth is defined as total shareholders’ equity less cash held by our foreign subsidiaries, goodwill and other intangible assets. The tangible net worth requirement is adjusted by up to $52,500 in the event we record a provision for or make a payment related to the Akamai ‘703 Litigation. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control.
In addition, we have a maximum unfinanced capital expenditures amount of $30,000 for 2015 and $25,000 per annum thereafter. As of December 31, 2015, we were in compliance with all covenants under the Agreement.

9. Other Current Liabilities
Other current liabilities include:

	December 31,
	2015	2014
Accrued compensation and benefits	$4,786	$5,266
Accrued cost of revenue	2,698	2,031
Accrued legal fees	143	1,292
Deferred rent	782	1,277
Other accrued expenses	2,448	4,517
Total other current liabilities	$10,857	$14,383
10. Other Long Term Liabilities
Other long term liabilities include:

	December 31,
	2015	2014
Deferred rent	$1,907	$2,511
Income taxes payable	404	529
Total other long term liabilities	$2,311	$3,040
11. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc., or Akamai, and the Massachusetts Institute of Technology, or MIT, filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing two patents assigned to MIT and exclusively licensed by MIT to Akamai, United States Patent No. 6,553,413 (the ’413 patent) and United States Patent No. 6,108,703 (the ’703 patent). In September 2006, Akamai and MIT expanded their claims to assert infringement of a third patent United States Patent No. 7,103,645 (the ’645 patent). Before trial, Akamai waived by stipulation its claims of indirect or induced infringement and proceeded to trial only on the theory of direct infringement. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of the ’703 patent at issue and rejecting our invalidity defenses. The jury awarded an aggregate of approximately $45,500 which included lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. In addition, the jury awarded prejudgment interest which we estimated to be $2,600 at December 31, 2007. We recorded an aggregate $48,100 as a provision for litigation as of December 31, 2007. During 2008, we recorded a potential additional provision of approximately $17,500 for potential additional infringement damages and interest. The total provision for litigation at December 31, 2008 was $65,600.
On July 1, 2008, the court denied our Motions for Judgment as a Matter of Law (JMOL), Obviousness, and a New Trial. The court also denied Akamai’s Motion for Permanent Injunction as premature and its Motions for Summary Judgment regarding our equitable defenses. The court conducted a bench trial in November 2008 regarding our equitable defenses. We also filed a motion for reconsideration of the court’s earlier denial of our motion for JMOL. Our motion for JMOL was based largely upon a clarification in the standard for a finding of joint infringement articulated by the Federal Circuit in the case of Muniauction, Inc. v. Thomson Corp., released after the court denied our initial motion for JMOL. On April 24, 2009, the court issued its order and memorandum setting aside the adverse jury verdict and ruling that we did not infringe Akamai’s ’703 patent and that we were entitled to JMOL. Based upon the court’s April 24, 2009 order, we reversed the $65,600 provision for litigation previously recorded for this lawsuit as we no longer believed that payment of any amounts represented by the litigation provision was probable. The court entered final judgment in favor of us on May 22, 2009, and Akamai filed its notice of appeal of the court’s decision on May 26, 2009. On December 20, 2010, the Court of Appeals for the Federal Circuit issued its opinion affirming the trial court’s entry of judgment in our favor. On February 18, 2011, Akamai filed a motion with the Court of Appeals for the Federal Circuit seeking a rehearing and rehearing en banc. On April 21, 2011, the Court of Appeals for the Federal Circuit issued an order denying the petition for rehearing, granting the petition for rehearing en banc, vacating the December 20, 2010 opinion affirming the trial court’s entry of judgment in our favor, and reinstated the appeal.

On August 31, 2012, the Court of Appeals for the Federal Circuit, sitting en banc, issued its opinion in the case. A slim majority in this three-way divided opinion also announced a revised legal theory of induced infringement, remanded the case to the trial court, and gave Akamai an opportunity for a new trial to attempt to prove that we induced our customers to infringe Akamai’s patent under the Federal Circuit's new legal standard. On December 28, 2012, we filed a petition for writ of certiorari to the United States Supreme Court to appeal this sharply divided Federal Circuit decision. Akamai then filed a cross petition for consideration of the Federal Circuit standard for direct infringement followed by an opposition to our petition. On January 10, 2014, the Supreme Court granted our petition for writ of certiorari and did not act on Akamai's cross petition. On April 30, 2014, the Supreme Court heard oral argument in our case. On June 2, 2014, the Supreme Court issued its decision and reversed the Federal Circuit's decision, remanding the case back to that court. On July 24, 2014, the Federal Circuit issued an order vacating its prior judgment, reinstating the appeals, dissolving its en banc status, and referring the case back to the original three-judge appellate panel for further proceedings. The three-judge panel heard arguments on September 11, 2014, and on May 13, 2015, the Federal Circuit issued its opinion in the case, holding that we did not infringe Akamai's '703 patent. On June 12, 2015, Akamai filed a motion with the Federal Circuit seeking a rehearing en banc. On August 13, 2015, the Federal Circuit sitting en banc issued an opinion reversing its previous decision that we were not liable for direct infringement of the '703 patent, reinstating the 2008 jury verdict holding us liable for direct infringement and remanding the case back to the three-judge panel for a resolution of our 2009 cross-appeal, which was now ripe for the first time. On September 3, 2015, we filed an updated briefing with respect to our December 2009 cross-appeal challenging the original jury verdict in the event the JMOL was later overturned. On November 16, 2015, the three-judge appellate panel at the Federal Circuit filed its opinion affirming the $45,500 jury award from 2008. On December 23, 2015, the Federal Circuit mandated the case back to District Court for the District of Massachusetts. On that same date, Akamai filed a series of motions with the district court seeking an entry of final judgment on the original jury award, accounting of post-suit damages, damages for willful infringement and pre-judgment interest, which Akamai estimated to be approximately $99,000 in the aggregate, and a permanent injunction against us. On January 26, 2016, we petitioned the Supreme Court seeking review of our claim that the Federal Circuit committed reversible error by changing the standard for direct infringement in a divided actor scenario in a manner inconsistent with controlling legal precedent. On January 27, 2016, we filed an opposition to Akamai’s motion in the district court, and also filed a motion for a stay of all district court proceedings pending the outcome of our Supreme Court petition.
In light of the status of the litigation, we believe that there is a reasonable possibility that we have incurred a loss related to the Akamai ‘703 Litigation, but we do not believe that an ultimate loss is probable. We believe Akamai's recent motion for accounting requesting approximately $99,000 in total damages and interest represents the upper end of our range of potential loss. We will continue to vigorously defend against the allegation.
Legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses as incurred, as reported in the consolidated statement of operations.
Akamai and XO Litigation
On November 30, 2015, we filed a lawsuit against Akamai and XO Communications in the District Court for the Eastern District of Virginia alleging the infringement of our patents covering a broad range of inventions that we believe are critical to the effective and efficient delivery of bytes by a content delivery network. We intend to vigorously protect our intellectual property rights in this matter.
Other Matters
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
Taxes
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
12. Net Loss per Share
We calculate basic and diluted loss per weighted average share based. We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans in the weighted-average number of shares of common stock outstanding.
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Loss from continuing operations	$(23,952)	$(24,856)	$(34,976)
Income (loss) from discontinued operations	—	265	(426)
Net loss	$(23,952)	$(24,591)	$(35,402)
Basic and diluted weighted average outstanding shares of common stock	100,105	98,365	96,851
Basic and diluted loss per share:
Continuing operations	$(0.24)	$(0.25)	$(0.36)
Discontinued operations	—	—	(0.01)
Basic and diluted net loss per share	$(0.24)	$(0.25)	$(0.37)
For the years ended December 31, 2015, 2014 and 2013, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Years Ended December 31,
	2015	2014	2013
Employee stock purchase plan	134	40	—
Stock options	1,245	664	561
Restricted stock units	2,420	1,764	1,425
	3,799	2,468	1,986
13. Stockholders’ Equity
Common Stock
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. Under this program, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. During the year ended December 31, 2015, we purchased and canceled 293 shares for $817, including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status.
During the year ended December 31, 2014, we purchased and canceled 1,719 shares for $4,683, including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the years ended December 31, 2015, 2014, and 2013, we issued 954, 269, and 135 shares, respectively, under the ESPP. Total cash proceeds from the purchase of shares under the ESPP were approximately $1,511, $487, and $225, respectively for the years ended December 31, 2015, 2014, and 2013. As of December 31, 2015, shares reserved for issuance to employees under this plan totaled 2,642 and we held employee contributions of approximately $166 (included in other current liabilities) for future purchases under the ESPP.
We have reserved approximately 8,759 unissued shares of common stock for future options and restricted stock units under the incentive compensation plan.
Preferred Stock
Our board of directors have authorized the issuance of up to 7,500 shares of preferred stock at December 31, 2015. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of December 31, 2015, the Board had not adopted any resolutions for the issuance of preferred stock.
14. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the year ended December 31, 2015, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2014	$(7,743)	$(43)	$(7,786)
Other comprehensive loss before reclassifications	(3,025)	(1)	(3,026)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(3,025)	(1)	(3,026)
Balance, December 31, 2015	$(10,768)	$(44)	$(10,812)
15. Share-Based Compensation
Incentive Compensation Plans
We maintain Incentive Compensation Plans (the Plans) to attract, motivate, retain, and reward high quality executives and other employees, officers, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in the Company. The Plans are intended to be qualified plans under the Internal Revenue Code.
The Plans allow us to award stock option grants and restricted stock units (RSUs) to employees, directors and consultants of the Company. During 2015, we granted awards to employees, directors and consultants. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of our common stock on the date of the grant.

Data pertaining to stock option activity under the Plans are as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2012	14,310	$4.58
Granted	4,902	2.19
Exercised	(143)	0.26
Cancelled	(3,087)	3.87
Balance at December 31, 2013	15,982	4.00
Granted	4,215	2.40
Exercised	(522)	1.71
Cancelled	(2,803)	4.15
Balance at December 31, 2014	16,872	3.66
Granted	3,649	2.64
Exercised	(607)	1.73
Cancelled	(5,247)	4.08
Balance at December 31, 2015	14,667	3.33
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2015:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	304	0.4	$0.45	304	$0.45
$ 1.51 — $ 3.00	9,707	7.5	2.25	5,311	2.25
$ 3.01 — $ 4.50	2,175	6.7	3.75	1,131	3.85
$ 4.51 — $ 6.00	1,269	4.3	5.15	1,269	5.15
$ 6.01 — $ 7.50	441	2.3	6.37	441	6.37
$ 7.51 — $ 15.00	771	2.3	12.17	771	12.17
	14,667			9,227
The weighted-average grant-date fair value of options granted during the years ended December 31, 2015, 2014, and 2013 on a per-share basis was approximately $1.38, $1.45, and $1.48, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2015, 2014, and 2013 was approximately $621, $449, and $265, respectively. The aggregate intrinsic value of options outstanding at December 31, 2015 is approximately $307. The weighted average remaining contractual term of options currently exercisable at December 31, 2015 was 5.1 years.
The fair value of options awarded were estimated on the grant date using the following weighted average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	54.53%	66.05%	77.96%
Expected term, years	5.99	5.99	6.05
Risk-free interest	1.80%	1.83%	1.31%
Expected dividends	—%	—%	—%
Unrecognized share-based compensation related to stock options totaled $6,889 at December 31, 2015. We expect to amortize unvested stock compensation related to stock options over a weighted average period of approximately 2.3 years at December 31, 2015.

The following table summarizes the RSUs outstanding (in thousands):

	Years Ended December 31,
	2015	2014	2013
RSUs with service-based vesting conditions	6,265	6,820	5,286
Each RSU represents the right to receive one share of our common stock upon vesting. The fair value of these RSUs was calculated based upon our closing stock price on the date of grant.
Data pertaining to RSUs activity under the Plans is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)
Balance at December 31, 2012	4,581	$2.74
Granted	4,970	2.15
Vested	(2,032)	2.53
Cancelled	(2,233)	2.78
Balance at December 31, 2013	5,286	2.24
Granted	5,542	2.33
Vested	(2,385)	2.28
Cancelled	(1,623)	2.22
Balance at December 31, 2014	6,820	2.30
Granted	4,156	3.00
Vested	(3,069)	2.31
Cancelled	(1,642)	2.54
Balance at December 31, 2015	6,265	2.70
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2015, 2014, and 2013 was approximately $3.00, $2.33, and $2.15, respectively. The total intrinsic value of the units vested during the years ended December 31, 2015, 2014, and 2013 was approximately $7,088, $5,469, and $5,117, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2015 is $9,148.
At December 31, 2015 there was approximately $13,860 of total unrecognized compensation costs related to RSUs. That cost is expected to be recognized over a weighted-average period of approximately 2.32 years as of December 31, 2015.
Unrecognized aggregate share-based compensation expense totaled approximately $20,749 at December 31, 2015, which is expected to be recognized over a weighted average period of approximately 2.31 years.
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Years Ended December 31,
	2015	2014	2013
Share-based compensation expense by type:
Stock options	$4,131	$4,704	$6,617
Restricted stock units	7,620	5,609	5,671
ESPP	587	178	57
Total share-based compensation expense	$12,338	$10,491	$12,345
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$2,047	$1,956	$1,873
General and administrative expense	5,398	4,741	5,971
Sales and marketing expense	2,657	2,317	2,245
Research and development expense	2,236	1,477	2,256
Total share-based compensation expense	$12,338	$10,491	$12,345

On September 18, 2015, the compensation committee of our board of directors approved a stock for salary program and a stock for bonus program, wherein eligible participants may elect to receive payment of his or her base salary and/or bonus in shares of our common stock beginning on January 1, 2016. The shares of common stock will be issued under our 2007 Equity Incentive Plan. Eligible program participants include our Chief Executive Officer and his direct reports.
The stock for salary program permits eligible participants to receive 0, 25, 50, 75, or 100% of his or her 2016 salary (including any increases that may occur during the year) in shares of our common stock. On the last trading day of each calendar month, each participant will receive the number of shares of our common stock determined by dividing (i) 1/12th of his or her enrolled salary by (ii) the trailing 30-day closing average of our common stock, rounded up to the nearest whole share. Once an election is made, it runs for the full year 2016 and is irrevocable. Participation levels may not be changed after the close of the enrollment period. Once purchased, there is no vesting period for the shares.
16. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of our initial public offering (IPO), became holders of more than 10% of our common stock. On June 14, 2007, upon the closing of our IPO, all outstanding shares of our Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. As of December 31, 2015, Goldman, Sachs & Co. owned approximately 30% of our outstanding common stock. As of December 31, 2014, and 2013, respectively, Goldman, Sachs & Co. owned approximately 31% of our outstanding common stock.
We sold services to entities owned, in whole or in part, by certain of our executive officers and previous directors. Revenue derived from related parties was less than 1% of total revenue for the year ended December 31, 2014. Revenue derived from related parties was approximately 1% for the year ended December 31, 2013. Total outstanding accounts receivable from all related parties as of December 31, 2014 and 2013 was not material. We had no material related party transactions during the year ended December 31, 2015.
During 2013, we entered into an agreement for services with an entity in which a current member of our board of directors was an officer. During 2013, we incurred approximately $154 in expense for services rendered. We did not incur similar expenses in 2014 or 2015.
17. Leases and Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of December 31, 2015 are as follows:

2016	$3,902
2017	3,051
2018	2,835
2019	1,301
2020	356
Thereafter	269
Total minimum payments	$11,714

Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers or ISPs.
The following summarizes minimum commitments as of December 31, 2015:

2016	$26,365
2017	6,517
2018	2,633
2019	715
2020	70
Thereafter	8
Total minimum payments	$36,308
Rent and operating expense relating to these operating lease agreements and bandwidth and co-location agreements was approximately $61,571, $58,288, and $61,693, respectively, for the years ended December 31, 2015, 2014, and 2013.
Capital Leases
We lease equipment under capital lease agreements which extend through 2020. As of December 31, 2015 and 2014, the outstanding balance for capital leases was approximately $1,902 and $358, respectively. We have recorded assets under capital lease obligations of approximately $1,679 and $2,224, respectively, as of December 31, 2015 and 2014. Related accumulated amortization totaled approximately $210 and $2,209, respectively as of December 31, 2015 and 2014. The assets acquired under capital leases and related accumulated amortization are included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense (operating expenses) in the consolidated statements of operations. The average interest rate on our outstanding capital leases at December 31, 2015 was approximately six percent. Interest expense related to capital leases was approximately $14, $32, and $76, respectively, for the years ended December 31, 2015, 2014, and 2013.
Future minimum capital lease payments at December 31, 2015 were as follows:

2016	$571
2017	571
2018	570
2019	427
2020	—
Thereafter	—
Total	2,139
Amounts representing interest	(237)
Present value of minimum lease payments	$1,902
18. Concentrations
During the years ended December 31, 2015 and 2014, we had no customer who represented 10% or more of total revenue. For the years ended December 31, 2013, Netflix, Inc. represented approximately 11% of our total revenue.
Revenue from customers located within the United States, our country of domicile, was approximately $96,469, $93,678, and $110,824, respectively, for the years ended December 31, 2015, 2014, and 2013.
During the years ended December 31, 2015 and 2014, we had two countries, Japan and the United States, which accounted for 10% or more of our total revenues. During the year ended December 31, 2013, we had no single country outside of the United States that accounted for 10% or more of our total revenues.

19. Income Taxes
Our loss from continuing operations before income taxes consists of the following:

	Years Ended December 31,
	2015	2014	2013
(Loss) income from continuing operations before income taxes:
United States	$(24,105)	$(25,025)	$(34,789)
Foreign	420	372	200
	$(23,685)	$(24,653)	$(34,589)
The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$(143)	$—
State	103	26	80
Foreign	210	680	442
Total current	313	563	522
Deferred:
Federal	17	15	16
State	—	—	—
Foreign	(63)	(375)	(151)
Total deferred	(46)	(360)	(135)
Total provision	$267	$203	$387
A reconciliation of the U.S. federal statutory rate to our effective income tax rate is shown in the table below:

	Years Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(8,290)	35%	$(8,629)	35%	$(12,106)	35%
Valuation allowance	3,821	(16)%	7,424	(30)%	12,958	(37)%
Foreign income taxes	86	(0.5)%	(26)	—%	221	(1)%
State income taxes	92	(0.5)%	26	—%	80	—%
Non-deductible expenses	552	(2)%	1,335	(6)%	(783)	2%
Uncertain tax positions	(86)	—%	201	(1)%	14	—%
Share-based compensation	4,064	(17)%	—	—%	—	—%
Other	28	—%	(128)	1%	3	—%
Provision for income taxes	$267	(1)%	$203	(1)%	$387	(1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Share-based compensation	$11,090	$13,613
Net operating loss and tax credit carry-forwards	43,600	33,519
Deferred revenue	1,306	2,089
Accounts receivable reserves	518	556
Fixed assets	3,172	4,813
Other	1,041	1,693
Total deferred tax assets	60,727	56,283
Deferred tax liabilities:
Intangible assets	—	(177)
Prepaid expenses	(128)	(144)
Other	(154)	(36)
Total deferred tax liabilities	(282)	(357)
Valuation allowance	(59,241)	(54,654)
Net deferred tax assets	$1,204	$1,272
In addition to the deferred tax assets listed in the table above, we have unrecorded tax benefits of $13,660 and $10,750 at December 31, 2015 and December 31, 2014, respectively, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction associated with employee stock options and RSUs, which, if subsequently realized will be recorded to contributed capital. As a result of net operating loss (NOL) carryforwards, we were not able to recognize the excess tax benefits of stock option deductions because the deductions did not reduce income tax payable. Although not recognized for financial reporting purposes, this unrecorded tax benefit is available to reduce future income and is incorporated into the disclosed amounts of our federal and state NOL carryforwards, discussed below.
The federal and state NOL carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. At December 31, 2015, we had $127,200 federal and $83,500 state NOL carryforwards, including the NOLs discussed in the preceding paragraph. Our federal NOL will begin to expire in 2027 and the state NOL carryforwards will begin to expire in 2016. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). At December 31, 2015, we had state tax credit carryforwards of $15, which will expire at various dates beginning in 2016.
We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards not expiring unutilized, and all tax planning alternatives that may be available.
A valuation allowance has been recorded against our deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries as management cannot conclude that it is more-likely-than-not that these assets will be realized. As of December 31, 2015, no valuation allowance was provided on $1,600 of deferred tax assets associated with certain NOLs because it was believed that they will be used to offset our liabilities relating to our uncertain tax positions.
Estimated liabilities for unrecognized tax benefits are included in “other liabilities” on the consolidated balance sheet. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which we operate. As of December 31, 2015, unrecognized tax benefits were $1,968, of which approximately $371, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances.

A summary of the activities associated with our reserve for unrecognized tax benefits, interest and penalties follow:

Unrecognized Tax Benefits
Balance at January 1, 2014	$1,757
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	312
Settlements	—
Adjustment related to foreign currency translation	(4)
Reductions related to the lapse of applicable statute of limitations	(22)
Reduction for tax positions of prior years	—
Balance at December 31, 2014	2,043
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	—
Settlements	(26)
Adjustment related to foreign currency translation	(18)
Reductions related to the lapse of applicable statute of limitations	(31)
Reduction for tax positions of prior years	—
Balance at December 31, 2015	$1,968
We recognize interest and penalties related to unrecognized tax benefits in our tax provision. As of December 31, 2015, we had an interest and penalties accrual related to unrecognized tax benefits of $23, which decreased during 2015 by $56. We anticipate our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settled potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change.
We file income tax returns in jurisdictions with varying statues of limitations. Tax years 2012 through 2014 remain subject to examination by federal tax authorities. Tax years 2011 through 2014 generally remain subject to examination by state tax authorities. As of December 31, 2015, our 2012 federal income tax return is under audit. As of December 31, 2015, we are not under any state income tax examinations.
Income taxes have not been provided on a portion of the undistributed earnings of our foreign subsidiaries over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all of such earnings were reinvested indefinitely. The undistributed earnings of our foreign subsidiaries were approximately $1,500 at December 31, 2015. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic subsidiaries, or if we sell our investment in such subsidiaries. A hypothetical calculation of the deferred tax liability, assuming those earnings were remitted, is not practicable.
20. 401(k) Plan
We manage the Limelight Networks 401(k) Plan covering effectively all of our employees. The plan is a 401(k) profit sharing plan in which participating employees are fully vested in any contributions they make.
We will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Our employees may elect to reduce their current compensation up to the statutory limit. We made matching contributions of approximately $1,434, $1,225, and $1,196 during the years ended December 31, 2015, 2014, and 2013, respectively.
21. Segment Reporting and Geographic Information
Our chief operating decision maker (whom is our Chief Executive Officer) reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. We operate in one industry segment — content delivery and related services and we operate in three geographic areas — Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific.

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Years Ended December 31,
	2015		2014		2013
Americas	$102,505	60.0%	$101,302	62.5%	$119,020	68.6%
EMEA	32,505	19.0%	33,630	20.7%	30,793	17.8%
Asia Pacific	35,902	21.0%	27,327	16.8%	23,620	13.6%
Total revenue	$170,912	100.0%	$162,259	100.0%	$173,433	100.0%
The following table sets forth long-lived assets by geographic area:

	Years Ended December 31,
	2015	2014	2013
Long-lived Assets
Americas	$19,692	$22,505	$26,502
International	16,466	11,202	8,757
Total long-lived assets	$36,158	$33,707	$35,259
22. Fair Value Measurements
The Company evaluates certain of its financial instruments within the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1 - defined as observable inputs such as quoted prices in active markets;
Level 2 - defined as other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of December 31, 2015, and 2014, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements at December 31, 2015:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$725	$725	$—	$—
Corporate notes and bonds (1)	15,898	—	15,898	—
Certificate of deposit (1)	12,464	—	12,464	—
Total assets measured at fair value	$29,087	$725	$28,362	$—
  ___________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

The following is a summary of fair value measurements at December 31, 2014:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$57	$57	$—	$—
Corporate notes and bonds (1)	21,850	—	21,850	—
Commercial paper (1)	1,497	—	1,497	—
Certificate of deposit (1)	11,010	—	11,010	—
Convertible debt security (1)	1,000	—	—	1,000
Total assets measured at fair value	$35,414	$57	$34,357	$1,000
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
During the year ended December 31, 2015, a $1,000 convertible debt security, classified as Level 3 in the fair value hierarchy as of December 31, 2014, was converted into preferred shares of the issuing entity. As a result of the conversion, we recognized a gain of $275, related to a beneficial conversion feature, which is included in other income (expense) in our statement of operations for the year ended December 31, 2015. After conversion, at December 31, 2015, the investment is carried at cost of $1,275 and is evaluated for impairment quarterly or when events or changes in circumstances indicate the carrying value of the investment may exceed its fair value. We did not estimate the fair value of the investment because we did not identify any events or circumstances that would have a significant effect on the fair value of the investment. Determining fair value is not practicable because the preferred shares are not publicly traded and information necessary to determine fair value is not available. The cost basis investment transferred out of a Level 3 marketable security to other assets in our consolidated balance sheet.
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
23. Quarterly Financial Results (unaudited)
The following tables sets forth certain unaudited quarterly results of operations for the years ended December 31, 2015 and 2014. Amounts may not foot due to rounding.
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

	For the Three Months Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Revenues	$42,329	$43,795	$42,049	$42,739
Gross profit	$16,519	$18,148	$15,911	$17,540
Loss from continuing operations	$(5,683)	$(6,362)	$(7,762)	$(4,145)
Net loss	$(5,683)	$(6,362)	$(7,762)	$(4,145)
Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.06)	$(0.08)	$(0.04)
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.08)	$(0.04)
Basic and diluted weighted average common shares outstanding	98,636	99,841	100,552	101,391

	For the Three Months Ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014 (a)	Dec. 31, 2014
Revenues	$41,170	$41,343	$39,020	$40,727
Gross profit	$15,267	$15,873	$16,141	$16,129
Loss from continuing operations	$(7,640)	$(7,138)	$(5,071)	$(5,007)
Income (loss) from discontinued operations	$—	$269	$(4)	$—
Net loss	$(7,640)	$(6,869)	$(5,075)	$(5,007)
Basic and diluted net loss per share from continuing operations	$(0.08)	$(0.07)	$(0.05)	$(0.05)
Basic and diluted net loss per share from discontinued operations	$—	$—	$—	$—
Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.05)	$(0.05)
Basic and diluted weighted average common shares outstanding	97,946	98,419	98,458	98,637
(a) During the three months ended September 30, 2014, we recorded an immaterial error correction of approximately $1,100 relating to previous over-billings by a co-location provider. The correction was recorded as a reduction of costs of revenue.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our financial statements included in this annual report on Form 10-K have been audited by Ernst & Young LLP, independent registered public accounting firm, as indicated in the report included elsewhere herein. Ernst & Young LLP has also provided an attestation report on the Company’s internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limelight Networks, Inc.

We have audited Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Limelight Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Limelight Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 11, 2016

Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is included under the captions “Proposal One: Election of Directors,” “— Information About the Directors and Nominees,” and “Board of Directors Meetings and Committees — Nominating and Governance Committee” in our Proxy Statement related to the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item regarding our Audit Committee is included under the caption “Board of Directors Meetings and Committees” in our Proxy Statement related to the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.
The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Executive Compensation and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
We have adopted a code of ethics and business conduct that applies to our Chief Executive Officer, Chief Financial Officer and all other principal executive and senior financial officers and all employees, officers and directors. This code of ethics and business conduct is posted on our website. The Internet address for our website is www.limelight.com, and the code of ethics may be found from our main webpage by clicking first on “About ” and then on “Investors Home”, next on “Corporate Governance”, and finally on “Code of Ethics” under Governance Documents.
We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Ethics” as specified above.
Item 11.     Executive Compensation
The information appearing under the headings “Executive Compensation and Other Matters,” “— Director Compensation,” “Board of Directors Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” and “— Compensation Committee Report” in our Proxy Statement related to the 2016 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information regarding our current equity compensation plans as of December 31, 2015 (shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,667	$3.33	8,759
Equity compensation plans not approved by security holders	—	—	—
Total	14,667	$3.33	8,759
Item 13.     Certain Relationships, Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the heading “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the headings “Proposal One: Election of Directors” and “Board of Directors Meetings and Committees — Board Independence,” in each case in our Proxy Statement related to the 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.     Principal Accountant Fees and Services
The information required by this item is included under the headings “Audit Committee Report—Principal Accountant Fees and Services” and “— Audit Committee Pre-Approval Policy,” in each case in our Proxy Statement related to the 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

LIMELIGHT NETWORKS, INC.

Date:	February 11, 2016	By:	/S/ SAJID MALHOTRA
Sajid Malhotra Chief Strategy Officer and Interim Chief Financial Officer (Principal Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Lento and Sajid Malhotra and each of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT A. LENTO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2016
Robert A. Lento

/S/ SAJID MALHOTRA	Chief Strategy Officer and Interim Chief Financial Officer (Principal Financial Officer)	February 11, 2016
Sajid Malhotra

/S/ DANIEL R. BONCEL	Vice President, Finance (Principal Accounting Officer)	February 11, 2016
Daniel R. Boncel

/S/ WALTER D. AMARAL	Non-Executive Chairman of the Board and Director	February 11, 2016
Walter D. Amaral

/S/ GRAY HALL	Director	February 11, 2016
Gray Hall

/S/ JEFFREY T. FISHER	Director	February 11, 2016
Jeffrey T. Fisher

/S/ JOSEPH H. GLEBERMAN	Director	February 11, 2016
Joseph H. Gleberman

/S/ MARK MIDLE	Director	February 11, 2016
Mark Midle

/S/ DAVID C. PETERSCHMIDT	Director	February 11, 2016
David C. Peterschmidt

LIMELIGHT NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2013:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,070	965	(30)	2,995	$2,010
Deferred tax asset valuation allowance	$46,215	951	—	—	$47,166
Year ended December 31, 2014:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$2,010	408	(230)	354	$1,834
Deferred tax asset valuation allowance	$47,166	7,488	—	—	$54,654
Year ended December 31, 2015:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,834	1,037	81	1,148	$1,804
Deferred tax asset valuation allowance	$54,654	4,587	—	—	$59,241

INDEX TO EXHIBITS
___________

Exhibit Number	Exhibit Title
2.2(1)	Purchase Agreement dated as of August 30, 2011 by and among DG FastChannel, Inc., Limelight Networks, Inc. and Limelight Networks Germany GmbH.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(3)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(4)	Specimen Common Stock Certificate of the Registrant.

4.2(4)	Amended and Restated Investors’ Rights Agreement dated July 12, 2006.

10.1(4)	Form of Indemnification Agreement for directors and officers.

10.2(4)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(4)	2007 Equity Incentive Plan and form of agreement thereunder.

10.4†(5)	Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, and amendments thereto.

10.4.01†(6)	Amendments to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001.

10.4.02†(7)	Amendment #23 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.

10.4.03†(8)	Amendment #24 to Bandwidth/Capacity Agreement between the Registrant and Global Crossing Bandwidth, Inc., dated August 29, 2001, as amended.

10.5(9)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.6(10)	Employment Agreement between the Registrant and Philip C. Maynard effective October 22, 2007.

10.6.01(11)	Amendment to Employment Agreement between the Registrant and Philip C. Maynard dated December 30, 2008.

10.6.02(12)	Transition and employment agreement between the Registrant and Philip C. Maynard dated March 2, 2015.

10.7(13)	Master Executive Bonus and Management Bonus Plan.

10.8(14)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.9(15)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.10(16)	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.

10.11(17)	Employment Agreement between the Registrant and Charles Kirby Wadsworth dated June 22, 2012.

10.12(18)	Interim CEO Employment Agreement between the Registrant and Robert A. Lento dated November 8, 2012.

10.13(19)	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.

10.14(20)	Employment Agreement between the Registrant and George Vonderhaar dated January 22, 2013.

10.14.01(21)	Amendment to Employment Agreement between the Registrant and George Vonderhaar dated June 19, 2015.

10.15(22)	Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.16(23)	Employment Agreement between the Registrant and Peter J. Perrone dated July 23, 2013.

10.16.01(24)	Amendment to Employment Agreement between the Registrant and Peter J. Perrone dated June 19, 2015.

10.16.02	Transition and employment agreement between the Registrant and Peter J. Perrone dated November 17, 2015.

10.17 (25)	Employment Agreement between the Registrant and Sajid Malhotra dated March 24, 2014.

10.17.01 (26)	Amendment to Employment Agreement between the Registrant and Sajid Malhotra dated June 18, 2015.

10.18 (27)	Employment Agreement between the Registrant and Michael DiSanto effective April 1, 2015.

10.19 (28)	Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.

21.1(29)	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT.

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.
____________

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on September 6, 2011.

(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2011.

(3)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on February 29, 2013.

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

(6)	Incorporated by reference to Exhibit 10.10.01 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008.

(7)	Incorporated by reference to Exhibit 10.10.02 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2009.

(8)	Incorporated by reference to Exhibit 10.10.03 of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009.

(9)
Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(10)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on November 13, 2007.

(11)	Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on December 31, 2008.

(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015.

(13)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.

(14)	Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.

(15)	Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.

(16)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(17)	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012.

(18)	Incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(19)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2013.

(20)	Incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(21)	Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on June 19, 2015.

(22)	Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(23)	Incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(24)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on June 19, 2015.

(25)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2015.

(26)	Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on June 19, 2015.

(27)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015.

(28)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on November 3, 2015.

(29)	Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K filed on February 20, 2014.

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