Form 10-Q
period 2016-03-31
Limelight Networks, Inc.
filed 2016-04-28
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of April 19, 2016: 103,414,603 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2016

Special Note Regarding Forward-Looking Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:

•	our expectations regarding revenue, costs and expenses;

•	our plans regarding investing in our content delivery network, as well as other products and technologies;

•	our beliefs regarding the growth of, and competition within, the content delivery industry;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	the impact of certain new accounting standards and guidance;

•	our plans with respect to investments in marketable securities;

•	our expectations regarding litigation and other pending or potential disputes;

•	our estimations regarding taxes and belief regarding our tax reserves;

•	our beliefs regarding the use of Non-GAAP financial measures;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	the sufficiency of our sources of funding;

•	our belief regarding our interest rate risk;

•	our beliefs regarding inflation risks;

•	our beliefs regarding expense and productivity of and competition for our sales force; and

•	our beliefs regarding the significance of our large customers.
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
The forward-looking statements contained herein are based on our current expectations and assumptions and on information available as of the date of the filing of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Unless expressly indicated or the context requires otherwise, the terms "Limelight," "we," "us," and "our" in this document refer to Limelight Networks, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. All information is presented in thousands, except per share amounts, customer count and where specifically noted.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,141	$44,680
Marketable securities	—	28,322
Accounts receivable, net	27,452	26,795
Income taxes receivable	186	170
Deferred income taxes	83	89
Prepaid expenses and other current assets	6,054	9,578
Total current assets	57,916	109,634
Property and equipment, net	33,330	36,143
Marketable securities, less current portion	40	40
Restricted cash	62,790	—
Deferred income taxes, less current portion	1,207	1,252
Goodwill	76,370	76,143
Other assets	2,071	2,415
Total assets	$233,724	$225,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,585	$9,137
Deferred revenue	3,379	2,890
Capital lease obligations	821	466
Income taxes payable	85	204
Other current liabilities	8,619	10,857
Total current liabilities	20,489	23,554
Long-term debt	12,790	—
Capital lease obligations, less current portion	2,345	1,436
Deferred income taxes	141	137
Deferred revenue, less current portion	77	92
Other long-term liabilities	2,137	2,311
Total liabilities	37,979	27,530
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 103,399 and 102,299 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	103	102
Additional paid-in capital	480,092	477,202
Accumulated other comprehensive loss	(10,109)	(10,812)
Accumulated deficit	(274,341)	(268,395)
Total stockholders’ equity	195,745	198,097
Total liabilities and stockholders’ equity	$233,724	$225,627
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$41,422	$42,329
Cost of revenue:
Cost of services (1)	20,110	21,657
Depreciation — network	4,668	4,153
Total cost of revenue	24,778	25,810
Gross profit	16,644	16,519
Operating expenses:
General and administrative	6,808	6,850
Sales and marketing	8,903	10,276
Research and development	6,325	6,263
Depreciation and amortization	623	640
Total operating expenses	22,659	24,029
Operating loss	(6,015)	(7,510)
Other income (expense):
Interest expense	(179)	(4)
Interest income	6	74
Other, net	400	1,812
Total other income (expense)	227	1,882
Loss before income taxes	(5,788)	(5,628)
Income tax expense	158	55
Net loss	(5,946)	(5,683)

Net loss per share:
Basic and diluted	$(0.06)	$(0.06)

Weighted average shares used in per share calculation:
Basic and diluted	102,693	98,636
____________

(1)	Cost of services excludes amortization related to intangibles, including existing technologies, and customer relationships, which are included in depreciation and amortization.
The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(5,946)	$(5,683)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	—	61
Foreign exchange translation gain (loss)	659	(3,071)
Other comprehensive gain (loss), net of tax	659	(3,010)
Comprehensive loss	$(5,287)	$(8,693)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(5,946)	$(5,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,291	4,793
Share-based compensation	3,496	3,069
Foreign currency remeasurement gain	(301)	(1,691)
Deferred income taxes	82	(53)
Accounts receivable charges	(116)	246
Amortization of premium on marketable securities	19	58
Realized loss on marketable securities	32	—
Changes in operating assets and liabilities:
Accounts receivable	(540)	(4,980)
Prepaid expenses and other current assets	3,583	1,150
Income taxes receivable	(13)	(2)
Other assets	342	792
Accounts payable and other current liabilities	(4,005)	(1,723)
Deferred revenue	473	(203)
Income taxes payable	(127)	(52)
Other long term liabilities	900	(269)
Net cash provided by (used in) operating activities	3,170	(4,548)
Investing activities
Purchases of marketable securities	—	(9,956)
Sale and maturities of marketable securities	28,315	9,840
Restricted cash	(62,790)	—
Purchases of property and equipment	(1,421)	(6,666)
Net cash used in investing activities	(35,896)	(6,782)
Financing activities
Principal payments on capital lease obligations	(159)	(358)
Payments of employee tax withholdings related to restricted stock vesting	(646)	(1,107)
Cash paid for purchase of common stock	—	(957)
Proceeds from line of credit	12,790	—
Proceeds from employee stock plans	43	1,975
Net cash provided by (used in) financing activities	12,028	(447)
Effect of exchange rate changes on cash and cash equivalents	159	(482)
Net decrease in cash and cash equivalents	(20,539)	(12,259)
Cash and cash equivalents, beginning of period	44,680	57,767
Cash and cash equivalents, end of period	$24,141	$45,508
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$154	$4
Cash paid during the period for income taxes, net of refunds	$224	$178
Property and equipment acquired through capital lease	$1,521	$—
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim periods presented and of a normal recurring nature. The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any future periods. This quarterly report on Form 10-Q should be read in conjunction with our audited financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2015. All information is presented in thousands, except per share amounts and where specifically noted.
The consolidated financial statements include accounts of Limelight and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain other reclassifications have been made to prior year amounts to conform to the current year presentation.
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other future periods.
Recent Accounting Standards
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. We adopted this guidance effective January 1, 2016. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In November 2015, the FASB issued ASU 2015-17, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. At this time we do not anticipate early adoption of this ASU, and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and should be applied using a modified retrospective approach.  We are in the process of evaluating the potential impacts of this new guidance on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-08, which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. We are in the process of evaluating the potential impact that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, which updated guidance include changes to simplify the codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. We are in the process of evaluating the potential impacts of this new guidance on our consolidated financial statements.
3. Investments in Marketable Securities
During the quarter ended March 31, 2016, we sold the majority of our marketable securities.
The following is a summary of marketable securities, designated as available-for-sale, at March 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$40	$—	$—	$40
Total marketable securities	$40	$—	$—	$40
The amortized cost and estimated fair value of marketable securities at March 31, 2016, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$—	$—	$—	$—
Due after one year and through five years	40	—	—	40
	$40	$—	$—	$40
The following is a summary of marketable securities, designated as available-for-sale, at December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$12,480	$1	$17	$12,464
Corporate notes and bonds	15,940	2	44	15,898
Total marketable securities	$28,420	$3	$61	$28,362

The amortized cost and estimated fair value of marketable securities at December 31, 2015, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$18,075	$2	$12	$18,065
Due after one year and through five years	10,345	1	49	10,297
	$28,420	$3	$61	$28,362
4. Accounts Receivable, net
Accounts receivable, net include:

	March 31,	December 31,
	2016	2015
Accounts receivable	$28,914	$28,599
Less: credit allowance	(350)	(460)
Less: allowance for doubtful accounts	(1,112)	(1,344)
Total accounts receivable, net	$27,452	$26,795
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	March 31,	December 31,
	2016	2015
Prepaid bandwidth and backbone	$3,485	$2,417
VAT receivable	1,152	2,720
Prepaid expenses and insurance	602	3,641
Vendor deposits and other	815	800
Total prepaid expenses and other current assets	$6,054	$9,578
6. Property and Equipment, net
Property and equipment, net include:

	March 31,	December 31,
	2016	2015
Network equipment	$127,444	$129,172
Computer equipment and software	11,585	11,408
Furniture and fixtures	2,457	2,472
Leasehold improvements	4,977	4,976
Other equipment	166	166
Total property and equipment	146,629	148,194
Less: accumulated depreciation and amortization	(113,299)	(112,051)
Total property and equipment, net	$33,330	$36,143
Depreciation and amortization expense related to property and equipment classified in operating expense was $617 and $443 for the three months ended March 31, 2016 and 2015, respectively.
7. Restricted Cash
We consider cash that is legally restricted and cash that is held as a compensative balance for letters of credit arrangements as restricted cash. As of March 31, 2016, restricted cash of $62,790 represents collateral for the letter of credit for the upper end of our range of potential loss in our on-going intellectual property dispute with Akamai Technologies, Inc. Refer to Note 12 Contingencies - Legal Matters for further information.
8. Goodwill
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
No interim indicators of impairment were identified as of March 31, 2016. Foreign currency translation adjustments increased the carrying amount of goodwill for the three months ended March 31, 2016 by $227.
9. Other Current Liabilities
Other current liabilities include:

	March 31,	December 31,
	2016	2015
Accrued compensation and benefits	$3,511	$4,786
Accrued cost of revenue	2,160	2,698
Deferred rent	685	782
Accrued legal fees	201	143
Other accrued expenses	2,062	2,448
Total other current liabilities	$8,619	$10,857
10. Line of Credit
On November 2, 2015, we entered into a Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB). The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $25,000. We are subject to a borrowing base calculation to determine the amount available to us. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2017. We had no outstanding borrowings at December 31, 2015, and had availability under the Credit Agreement of approximately $18,000. As of March 31, 2016, we had drawn $12,790 against the line of credit and we had approximately $6,400 available under the line of credit.
Borrowings under the Credit Agreement bear interest at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Credit Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. We incurred a commitment fee (issuance costs) of 0.25% upon entering into the Credit Agreement and 0.20% to be paid on the one year anniversary of closing. In addition, there is an unused line fee of 0.375% if our minimum liquidity is greater than $17,500. If our minimum liquidity falls below $17,500, the unused line fee is 0.250%. Commitment fees are included in prepaid expenses and other current assets and as amortized are charged to interest expense. During the quarter ended March 31, 2016, interest expense was $73 and commitment fees amortization was $26.

Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
The Credit Agreement contains a covenant that requires us to maintain a minimum tangible net worth of $100,000. Tangible net worth is defined as total stockholders’ equity less cash held by our foreign subsidiaries, goodwill and other intangible assets. The tangible net worth requirement is adjusted by up to $52,500 in the event we record a provision for or make a payment related to the Akamai ‘703 Litigation. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control.
In addition, the Credit Agreement contains a covenant limiting the maximum unfinanced capital expenditures amount to $25,000 per annum. As of March 31, 2016, we were in compliance with all covenants under the Credit Agreement.
11. Other Long Term Liabilities
Other long term liabilities include:

	March 31,	December 31,
	2016	2015
Deferred rent	$1,743	$1,907
Income taxes payable	394	404
Total other long term liabilities	$2,137	$2,311
12. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc. and the Massachusetts Institute of Technology filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing multiple patents assigned to MIT and exclusively licensed by MIT to Akamai. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of U.S. Patent No. 6,108,703 (the ’703 patent) and awarded Akamai damages of approximately $45,500, which included lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. On April 24, 2009, the court granted our motion for judgment as a matter of law, thus overturning the jury’s verdict finding us liable for infringing the ‘703 patent.
On August 13, 2015, after more than six years of appeals by both Akamai and us in the Federal Circuit and the Supreme Court of the United States, the Federal Circuit issued an opinion establishing a new standard for direct infringement in a divided actor scenario. The Federal Circuit then reinstating the 2008 jury verdict that we were liable for infringement of the '703 patent and denied any remaining legacy appeals. The case was remanded back to the District Court for the District of Massachusetts on December 23, 2015, to resolve questions of supplemental damages, applicable interest on the existing damages award and entry of final judgment, among other things.
After a series of motions filed by the parties in District Court, Akamai agreed to waive its right to supplemental damages, which limited the maximum potential damages for us to approximately $62,790 plus future accruing interest (if any). We also petitioned review by the Supreme Court of the United States of the Federal Circuit’s decision to reinstate the jury verdict. Our request for review was denied on April 18, 2016. Our motion seeking to challenge the validity of the ‘703 patent based on intervening changes in law was denied on April 25, 2016 by the District Court, which we believe was reversible error. We therefore intend to appeal that decision to the Federal Circuit. If our appeal is successful, we could eliminate all potential damages in this case. Based on our belief that the District Court committed reversible error in its April 25, 2016 denial, we believe a loss is not probable, thus a liability has not been recorded with respect to this matter. We believe $62,790 in total damages, plus accrued and future accruing interest (if any) represents the upper end of our range of potential loss in this case.
Legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses as incurred, as reported in the consolidated statement of operations.

Akamai and XO Litigation
On November 30, 2015, we filed a lawsuit against Akamai and XO Communications in the District Court for the Eastern District of Virginia alleging the infringement of our patents covering a broad range of inventions that we believe are critical to the effective and efficient delivery of bytes by a content delivery network. The trial date in this case is scheduled for January 3, 2017.We intend to vigorously protect our intellectual property rights in this matter.
2016 Akamai Litigation
On February 16, 2016, Akamai filed a complaint against us in the District Court for the District of Massachusetts alleging infringement of three of its patents. We filed our answer to the complaint, denying each of the allegations of infringement, on April 7, 2016. We intend to vigorously defend against these claims.
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
13. Net Loss per Share
We calculate basic and diluted loss per weighted average share. We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans, in the weighted-average number of shares of common stock outstanding.
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net loss	$(5,946)	$(5,683)
Basic and diluted weighted average outstanding shares of common stock	102,693	98,636
Basic and diluted net loss per share:	$(0.06)	$(0.06)
For the three months ended March 31, 2016 and 2015, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended March 31,
	2016	2015
Employee stock purchase plan	424	156
Stock options	134	1,261
Restricted stock units	524	2,698
	1,082	4,115
14. Stockholders’ Equity
Common Stock
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. Under this program, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. We did not purchase any shares during the three months ended March 31, 2016. During the three months ended March 31 2015, we purchased and canceled 293 shares for $818, including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. We did not issue any shares under the ESPP during the three months ended March 31, 2016. As of March 31, 2016, shares reserved for issuance to employees under this plan totaled 2,642, and we held employee contributions of $602 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at March 31, 2016. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of March 31, 2016, the board of directors had not adopted any resolutions for the issuance of preferred stock.
15. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2015	$(10,768)	$(44)	$(10,812)
Other comprehensive income before reclassifications	659	—	659
Amounts reclassified from accumulated other comprehensive income (loss)	—	44	44
Net current period other comprehensive income	659	44	703
Balance, March 31, 2016	$(10,109)	$—	$(10,109)

16. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended March 31,
	2016	2015
Share-based compensation expense by type:
Stock options	$983	$1,182
Restricted stock units	2,360	1,813
ESPP	153	74
Total share-based compensation expense	$3,496	$3,069
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$473	$513
General and administrative expense	1,826	1,406
Sales and marketing expense	737	689
Research and development expense	460	461
Total share-based compensation expense	$3,496	$3,069
Unrecognized share-based compensation expense totaled approximately $20,586 at March 31, 2016, of which $6,222 related to stock options and $14,364 related to restricted stock units. We currently expect to recognize share-based compensation expense of $8,313 during the remainder of 2016, $7,883 in 2017 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at March 31, 2016.
17. Leases and Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of March 31, 2016, are as follows:

Remainder of 2016	$2,995
2017	3,231
2018	3,009
2019	1,488
2020	566
Thereafter	414
Total minimum payments	$11,703

Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers (ISPs). The following summarizes minimum commitments as of March 31, 2016:

Remainder of 2016	$26,638
2017	13,377
2018	2,822
2019	759
2020	70
Thereafter	8
Total minimum payments	$43,674
Capital Leases
We lease equipment under capital lease agreements which extend through 2020. As of March 31, 2016, and December 31, 2015, the outstanding balance for capital leases was approximately $3,166 and $1,902, respectively. We have recorded assets under capital lease obligations of approximately $3,416 and $1,679, respectively, as of March 31, 2016 and December 31, 2015. Related accumulated amortization totaled approximately $486 and $210, respectively as of March 31, 2016 and December 31, 2015. The assets acquired under capital leases and related accumulated amortization are included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense (operating expenses) in the consolidated statements of operations. Interest expense related to capital leases was approximately $35 and $4, respectively, for the three months ended March 31, 2016 and 2015. Future minimum capital lease payments at March 31, 2016 were as follows:

Remainder of 2016	$615
2017	994
2018	994
2019	899
2020	47
Thereafter	—
Total	3,549
Amounts representing interest	(383)
Total minimum lease payments	$3,166
18. Concentrations
During the three months ended March 31, 2016 and 2015, we had no customer who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $22,410 for the three months ended March 31, 2016, compared to $25,611 for the three months ended March 31, 2015.
During the three months ended March 31, 2016, we had three countries, based on customer location, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenues. During the three months ended March 31, 2015, we had two countries, based on customer location, the United States and Japan that accounted for 10% or more of our total revenues.
19. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended March 31, 2016 and 2015, was $158 and $55, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.

We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2013 through 2015 remain subject to examination by federal tax authorities. Tax years 2012 through 2015 generally remain subject to examination by state tax authorities. As of March 31, 2016, we are not under any federal or state examination for income taxes.
20. Segment Reporting and Geographic Areas
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended March 31,
	2016		2015
Americas	$24,008	58.0%	$27,259	64.4%
EMEA	8,912	21.5%	8,049	19.0%
Asia Pacific	8,502	20.5%	7,021	16.6%
Total revenue	$41,422	100.0%	$42,329	100.0%
The following table sets forth long-lived assets by geographic area in which the assets are located:

	March 31,	December 31,
	2016	2015
Americas	$18,595	$19,692
International	14,743	16,466
Total long-lived assets	$33,338	$36,158
21. Fair Value Measurements
As of March 31, 2016, and December 31, 2015, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at March 31, 2016:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$1	$1	$—	$—
Certificate of deposit (1)	40	—	40	—
Total assets measured at fair value	$41	$1	$40	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

The following is a summary of fair value measurements at December 31, 2015:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$725	$725	$—	$—
Corporate notes and bonds (1)	15,898	—	15,898	—
Certificate of deposit (1)	12,464	—	12,464	—
Total assets measured at fair value	$29,087	$725	$28,362	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015, included in Part II of our annual report on Form 10-K filed with the SEC, on February 11, 2016.
Prior period information has been modified to conform to current year presentation. All information in this Item 2 is presented in thousands, except per share amounts, customer count and where specifically noted.
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance, computing platform (our global network) and provide a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration and security, and cloud storage services. The suite of services that we offer collectively comprise our Limelight Orchestrate Platform (the Orchestrate Platform)
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represented approximately 75% of our total revenue during the three months ended March 31, 2016. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
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
For the three months ended March 31, 2016 and 2015, respectively, we had no customer who accounted for 10% or more of our total revenue. Changes in revenue are driven by a small subset of large customers who have low contractually committed obligations.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continue to work with our vendors to consolidate our datacenter footprint and renegotiate our fixed rate infrastructure contracts to variable rate in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount decreased from 509 at December 31, 2015, to 501 as of March 31, 2016.
After a series of motions filed by the parties in District Court during the first quarter of 2016, Akamai agreed to waive its right to supplemental damages, which limited the maximum potential damages for us to approximately $62,790 plus future accruing interest (if any). We also petitioned review by the Supreme Court of the United States of the Federal Circuit’s decision to reinstate the jury verdict. Our request for review was denied on April 18, 2016. Our motion seeking to challenge the validity of the ‘703 patent based on intervening changes in law was denied on April 25, 2016 by the District Court, which we believe was reversible error. We therefore intend to appeal that decision to the Federal Circuit. If our appeal is successful, we could eliminate all potential damages in this case. Based on our belief that the District Court committed reversible error in its April 25, 2016 denial, we believe a loss is not probable, thus a liability has not been recorded with respect to this matter. We believe $62,790 in total damages, plus accrued and future accruing interest (if any) represents the upper end of our range of potential loss in this case.
In the Eastern District of Virginia, the judge set January 3, 2017, as the trial date in our offensive patent case against Akamai and XO Communications. We intend to vigorously protect our intellectual property rights in this matter.
On February 16, 2016, Akamai filed a complaint against us in the District Court for the District of Massachusetts alleging infringement of three of its patents. We filed our answer to the complaint, denying each of the allegations of infringement, on April 7, 2016. We intend to vigorously defend against these claims.
Please see our discussion in Note 12 “Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, of this quarterly report on Form 10-Q for more information on these lawsuits.

On November 2, 2015, we entered into a Credit Agreement with Silicon Valley Bank (SVB). The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $25,000. During the three months ended March 31, 2016, we borrowed $12,790 to assist with the funding of a Stand-By Letter of Credit related to Akamai's intellectual property lawsuit against us. Refer to Note 12 Contingencies - Legal Matters for further information. This Credit Agreement will also provide additional liquidity as we continue to execute our growth strategy through innovative product development and select global market expansion.
The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue.

	Three Months Ended March 31,
	2016		2015
Revenues	$41,422	100.0%	$42,329	100.0%
Cost of revenue	24,778	59.8%	25,810	61.0%
Gross profit	16,644	40.2%	16,519	39.0%
Operating expenses	22,659	54.7%	24,029	56.8%
Operating loss	(6,015)	(14.5)%	(7,510)	(17.7)%
Total other income (expense)	227	0.5%	1,882	4.4%
Loss before income taxes	(5,788)	(14.0)%	(5,628)	(13.3)%
Income tax expense	158	0.4%	55	0.1%
Net loss	(5,946)	(14.4)%	(5,683)	(13.4)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net loss, EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net loss to be an important indicator of overall business performance. We define Non-GAAP net loss to be U.S. GAAP net loss, adjusted to exclude share-based compensation, litigation expenses, and amortization of intangible assets. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net loss, adjusted to exclude interest and other (income) expense, interest expense, income tax expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to exclude share-based compensation and litigation expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.
In our April 27, 2016, earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net loss, EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	these measures do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the cash requirements necessary for litigation costs;

•	these measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur;

•	these measures do not reflect income taxes or the cash requirements for any tax payments;

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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
U.S. GAAP net loss	$(5,946)	$(4,145)	$(5,683)
Share-based compensation	3,496	2,863	3,069
Litigation expenses	1,178	402	19
Amortization of intangible assets	6	461	197
Non-GAAP net loss	$(1,266)	$(419)	$(2,398)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
U.S. GAAP net loss	$(5,946)	$(4,145)	$(5,683)
Depreciation and amortization	5,291	5,816	4,793
Interest expense	179	25	4
Interest and other (income) expense	(406)	321	(1,886)
Income tax expense	158	46	55
EBITDA	$(724)	$2,063	$(2,717)
Share-based compensation	3,496	2,863	3,069
Litigation expenses	1,178	402	19
Adjusted EBITDA	$3,950	$5,328	$371
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. During the three months ended March 31, 2016, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three months ended March 31, 2016, compared to the three months ended March 31, 2015:

	Three Months Ended March 31,
			$	%
	2016	2015	Change	Change
Revenue	$41,422	$42,329	$(907)	(2.1)%
Our revenue decreased during the three months ended March 31, 2016, versus the comparable 2015 period primarily due to a decrease in our content delivery revenue, which was driven by volume decreases with certain of our larger customers, and by a decrease in average selling price.
Our active customers worldwide decreased to 926 as of March 31, 2016, compared to 1,080 as of March 31, 2015. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended March 31, 2016 and 2015, sales to our top 20 customers accounted for approximately 62% and 56%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three months ended March 31, 2016 and 2015, we had no customer that represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2016		2015
Americas	$24,008	58.0%	$27,259	64.4%
EMEA	8,912	21.5%	8,049	19.0%
Asia Pacific	8,502	20.5%	7,021	16.6%
Total revenue	$41,422	100.0%	$42,329	100.0%
Based on current market conditions, we anticipate revenues for the year ended December 31, 2016, will range between $180,000 and $188,000.
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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2016		2015
Bandwidth and co-location fees	$14,379	34.7%	$14,269	33.7%
Depreciation - network	4,668	11.3%	4,153	9.8%
Payroll and related employee costs	3,964	9.6%	5,073	12.0%
Share-based compensation	473	1.1%	513	1.2%
Other costs	1,294	3.1%	1,802	4.3%
Total cost of revenue	$24,778	59.8%	$25,810	61.0%
Our cost of revenue decreased in aggregate dollars and as a percentage of revenue for the three months ended March 31, 2016, versus the comparable 2015 period primarily as a result of the following:

•	decreased payroll and related employee costs due to lower operations headcount primarily driven by the reorganization of job responsibilities on April 1, 2015 (as further discussed below); and

•	decreased other costs, which were primarily other recurring cost of sales, professional fees, and facilities costs.
These decreases were partially offset by increased depreciation as a result of new servers and network equipment placed in service, as well as bandwidth and co-location fees as a percentage of revenue. Co-location fees decreased as a result of our continued consolidation efforts, however, this decrease was offset by an increase in bandwidth costs due to increased traffic volume.
Effective April 1, 2015, we reorganized the job responsibilities of certain employees, and as a result, such employee expenses were moved from cost of services to research and development, on a prospective basis. This reorganization resulted in approximately $650 of payroll and related employee costs starting in the second quarter of 2015 to be allocated to research and development, which were previously allocated to cost of services.
We anticipate an improvement in gross margin for the full year 2016 compared to 2015 as a result of our co-location consolidation efforts, despite an increase in our depreciation expense related to our network equipment. Depreciation expense is expected to increase due to the increase in capital expenditures in 2015 compared to prior periods.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue)

	Three Months Ended March 31,
	2016		2015
Payroll and related employee costs	$1,966	4.7%	$2,959	7.0%
Professional fees and outside services	826	2.0%	1,004	2.4%
Share-based compensation	1,826	4.4%	1,406	3.3%
Other costs	2,190	5.3%	1,481	3.5%
Total general and administrative	$6,808	16.4%	$6,850	16.2%
Our general and administrative expense slightly decreased in aggregate dollars and slightly increased as a percentage of total revenue for the three months ended March 31, 2016, versus the comparable 2015 period primarily due to decreased payroll and related employee costs due to decreased headcount, and decreased professional fees, primarily due to lower consulting and general legal fees.
These decreases were partially offset by increased share-based compensation and other costs, which was driven by increased litigation expenses, and partially offset by decreased bad debt expense.
We expect our general and administrative expenses for 2016 to increase from 2015 in aggregate dollars as a result of on-going litigation expenses.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2016		2015
Payroll and related employee costs	$6,197	15.0%	$6,755	16.0%
Share-based compensation	737	1.8%	689	1.6%
Marketing programs	321	0.8%	473	1.1%
Other costs	1,648	4.0%	2,359	5.6%
Total sales and marketing	$8,903	21.5%	$10,276	24.3%
Our sales and marketing expense decreased in both aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2016, versus the comparable 2015 period. The decrease in sales and marketing expense was primarily as a result of the following:

•	decreased payroll and related employee costs due to decreased sales and marketing personnel and lower variable compensation;

•	decreased other costs which was primarily lower travel and entertainment expenses and professional fees (consulting, recruiting, and outside services); and

•	decreased marketing and public relations spending related to advertising and trade shows.
These decreases were partially offset by increased share-based compensation.
We expect our sales and marketing expenses for 2016 to remain consistent with 2015.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2016		2015
Payroll and related employee costs	$4,999	12.1%	$4,820	11.4%
Share-based compensation	460	1.1%	461	1.1%
Other costs	866	2.1%	982	2.3%
Total research and development	$6,325	15.3%	$6,263	14.8%
Our research and development expense increased in aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2016, versus the comparable 2015 period, primarily due to increased payroll and related employee costs due to increased headcount as we expand our research and development activities.
These increases were partially offset by decreased other costs primarily due to decreased professional fees (consulting and recruiting), and travel expenses.
Effective April 1, 2015, we reorganized the job responsibilities of certain employees, and as a result, such employee expenses were moved from cost of services to research and development, on a prospective basis. This reorganization resulted in approximately $650 of payroll and related employee costs starting in the second quarter of 2015 being allocated to research and development, which were previously allocated to cost of services.
We expect our research and development expenses for 2016 to remain consistent with 2015.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $623, or 1.5% of revenue, for the three months ended March 31, 2016, versus $640, or 1.5% of revenue, for the comparable 2015 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Interest Expense
Interest expense was $179 for the three months ended March 31, 2016, versus $4 for the comparable 2015 period. This increase was primarily due to interest on our line of credit borrowings, capital leases, amortization of fees associated with our Credit Agreement and stand-by letter of credit.
Interest Income
Interest income was $6 for the three months ended March 31, 2016, versus $74 for the comparable 2015 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income was $400 for the three months ended March 31, 2016, versus $1,812 for the comparable 2015 period. For the three months ended March 31, 2016, other income consisted primarily of foreign currency transaction gains and losses, and the receipt of a state tax refund related to a previously divested business. For the three months ended March 31, 2015, other income consisted primarily of foreign currency transaction gains and losses.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three months ended March 31, 2016, was $158 versus $55 for the comparable 2015 period. Income tax expense on our loss before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of March 31, 2016, our cash, cash equivalents and marketable securities classified as current totaled $24,141. Included in this amount is approximately $5,294 of cash and cash equivalents held outside the United States that would be subject to withholding taxes upon repatriation. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
We believe that our existing cash, cash equivalents and marketable securities, and available borrowing capacity will be sufficient to meet our anticipated cash needs for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change, including as a result of ongoing litigation with Akamai, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.
The major components of changes in cash flows for the three months ended March 31, 2016 and 2015, are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities was $3,170 for the three months ended March 31, 2016, versus net cash used in operating activities of $4,548 for the comparable 2015 period, an increase of $7,718. Changes in operating assets and liabilities of $613 during the three months ended March 31, 2016, versus ($5,287) in the comparable 2015 period were primarily due to:

•
accounts receivable increased $540 during the three months ended March 31, 2016, due to a small increase in days sales outstanding (DSO) as a result of timing of collections as compared to a $4,980 increase in the comparable 2015 period;

•
prepaid expenses and other current assets decreased $3,583 during the three months ended March 31, 2016, due to the receipt of VAT refunds and the amortization of prepaid bandwidth expenses compared to a $1,150 decrease in the comparable 2015 period;

•	other assets decreased $342 during the three months ended March 31, 2016, due to a decrease in vendor deposits and other long term assets versus a decrease of $792 for the comparable 2015 period; and

•
accounts payable and other current liabilities decreased $4,005 during the three months ended March 31, 2016 versus a decrease of $1,723 for the comparable 2015 period due to timing of vendor payments and the payment of 2015 accrued compensation.

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
Investing Activities
Net cash used in investing activities was $35,896 for the three months ended March 31, 2016, versus net cash used in investing activities of $6,782 for the comparable 2015 period. During the three months ended March 31, 2016, we liquidated our investments in marketable securities in order to provide collateral for the letter of credit for the upper end of our range of potential loss in our on-going intellectual property dispute with Akamai Technologies, Inc. Refer to Note 12 Contingencies - Legal Matters for further information.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the three months ended March 31, 2016, we made capital expenditures of $1,421, which represented approximately 3% of our total revenue. We currently expect a decrease in capital expenditures in 2016 compared to 2015, as we believe technological enhancements in our software will provide increased capacity in our global network and systems.
Financing Activities
Net cash provided by financing activities was $12,028 for the three months ended March 31, 2016, versus net cash used in financing activities of $447 for the comparable 2015 period. Net cash provided by financing activities in the three months ended March 31, 2016, primarily relates to proceeds from borrowings against our line of credit of $12,790, and cash received from the exercise of stock options and our employee stock purchase plan of $43, offset by payments of employee tax withholdings related to the net settlement of vested restricted stock units of $646 and principal payments made on our capital lease obligations of $159.
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
Line of Credit
On November 2, 2015, we entered into a Credit Agreement with SVB. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $25,000. As of March 31, 2016, we have outstanding borrowings against the line of credit of $12,790. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2017. For a more detailed discussion regarding our Credit Agreement, please refer to Note 10 Line of Credit of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financial Covenants and Borrowing Limitations
The Credit Agreement requires, and any future credit facilities will likely require, us to comply with specified financial requirements that may limit the amount we can borrow. A breach of any of these covenants could result in a default. Our ability to satisfy those covenants depends principally upon our ability to meet or exceed certain financial performance results. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.
The Credit Agreement contains a covenant that requires us to maintain a minimum tangible net worth of $100,000. Tangible net worth is defined as total shareholders’ equity less cash held by our foreign subsidiaries, goodwill and other intangible assets. The tangible net worth requirement is adjusted by up to $52,500 in the event we record a provision for or make a payment related to the Akamai ‘703 Litigation. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The tangible net worth covenant could have the effect of limiting our availability under the Credit Agreement, as additional borrowings would be prohibited if we would be in violation of such covenant. In addition, we have a maximum unfinanced capital expenditures amount of $25,000 per annum. As of March 31, 2016, we remained in compliance with our debt covenants.
The maximum amount we can borrow under the Credit Agreement is subject to contractual and borrowing base limitations, which could significantly and negatively impact our future access to capital required to operate our business. Borrowing base limitations are based upon eligible accounts receivable. If the value of our accounts receivable decreases for any reason, or if some portion of our accounts receivable is deemed ineligible under the terms of the Credit Agreement, the amount we can borrow under the Credit Agreement could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. We had no outstanding borrowings at December 31, 2015, and had availability under the Credit Agreement of approximately $18,000. As of March 31, 2016, we had borrowed $12,790, and our remaining availability under the Credit Agreement was approximately $6,400.
We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by restrictive covenants within the Credit Agreement. These restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to the indenture governing the Credit Agreement, or such other debt obligations if for any reason we are unable to comply with our obligations thereunder or that we will be able to refinance our debt on acceptable terms, or at all, should we seek to do so. Any such limitations on borrowing under the Credit Agreement, including a payment related to the Akamai '703 Litigation toward the upper end or in excess of the range of loss, could have a material adverse impact on our liquidity and our ability to continue as a going concern could be impaired.
Capital leases
In October 2015, we entered into a $10,000 equipment financing arrangement. The arrangement allows us to finance equipment purchases over a period of 4 years at variable interest rates. As of March 31, 2016, and December 31, 2015, we have approximately $3,166 and $1,902 in capital leases outstanding.
Share repurchases
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the three months ended March 31, 2015, we purchased and canceled approximately 293 shares. All repurchased shares were canceled and returned to authorized but unissued status. During the three months ended March 31, 2016, we did not purchase any shares. As of March 31, 2016, we have $9,525 remaining under this share repurchase authorization.
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
The following table presents our contractual obligations and commercial commitments, as of March 31, 2016, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$26,694	$19,986	$6,497	$210	$1
Rack space leases	16,936	12,096	4,460	380	—
Real estate leases	11,703	3,855	6,053	1,487	308
Total operating leases	55,333	35,937	17,010	2,077	309
Capital leases	3,549	867	1,988	694	—
Bank debt (1)	12,790	—	12,790	—	—
Interest on bank debt (2)	826	519	307	—	—
Other purchase obligations	44	44	—	—	—
Total commitments	$72,542	$37,367	$32,095	$2,771	$309
_________________________________________________

1.
Please refer to Note 10 Line of Credit of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our bank debt.

2.	Amounts represent estimate of future interest payments on our bank debt using the interest rate in effect at March 31, 2016.
Off Balance Sheet Arrangements
As of March 31, 2016, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Our outstanding capital lease obligations bear variable interest rates and are impacted by fluctuations in interest rates. We do not believe that an interest rate increase related to our capital leases would be material to our results of operations. Interest expense on our line of credit will fluctuate as the interest rate for the line of credit floats based, at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of March 31, 2016, there was $12,790 in outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2015, and the three months ended March 31, 2016, would have been higher by approximately $2,979 and $691, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended March 31, 2016 and 2015, sales to our top 20 customers accounted for approximately 62% and 56%, respectively, of our total revenue. During the three months ended March 31, 2016 and 2015, we had no customer who represented 10% or more of our total revenue. In 2016, we anticipate that our top 20 customer concentration levels will remain consistent with the concentration levels from 2015. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 12 Contingencies - Legal Matters of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
We are currently involved in multiple intellectual property lawsuits (see discussion of such lawsuits in Note 12 “Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q).

The outcome of all litigation, including intellectual property litigation, is inherently unpredictable. If we are ultimately held liable for infringing the '703 patent in Akamai Technologies, Inc. v. Limelight Networks, Inc., it could seriously impact our ability to conduct our business and to offer our products and services to our customers. For example, a permanent injunction could prevent us from providing our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Any such finding of infringement would also harm our revenue, expenses, market share, reputation, liquidity and overall financial position. After a series of motions filed by the parties, Akamai agreed to waive its right to supplemental damages, which limited the maximum potential damages for us to approximately $62,790 plus future accruing interest (if any), which we believe represents the upper end of our range of loss. If the district court ultimately awards damages to Akamai toward the upper end or in excess of this range, we could default on our covenants and our ability to continue as a going concern could be impaired.
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
Our content delivery and other Orchestrate Platform services are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global network infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our solutions and services, the more resources we will need to invest in additional infrastructure and support. Further, as a result of our on-going litigation in the ’703 patent lawsuit, we made significant investment in designing and implementing changes to our network architecture in order to implement our content delivery services in a manner we believe does not infringe the claims of Akamai’s ’703 patent as alleged in the February 2008 trial. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead to the loss of current and potential customers, which would harm our operating results and financial condition. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the three months ended March 31, 2016, sales to our top 20 customers accounted for approximately 62% of our total revenue. During the three months ended March 31, 2016, we had no customer who represented 10% or more of our total revenue.
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

While we offer our customers a number of services and solutions associated with our Orchestrate Platform, we generate the majority of our revenue from charging our customers for the content delivered on their behalf through our global network. We are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Many different factors may have a general tendency to limit or reduce the number of users relying on the Internet for media content, the amount of content consumed by our customers’ users, or the number of providers making this content available on-line, including, among others:

•	a general decline in Internet usage;

•	third party restrictions on on-line content (including copyright restrictions, digital rights management and restrictions in certain geographic regions);

•	system impairments or outages, including those caused by hacking or cyberattacks; and

•	a significant increase in the quality or fidelity of off-line media content beyond that available online to the point where users prefer the off-line experience.
The influence of any of these or other factors may cause our current or potential customers to reduce their spending on content delivery services, which would seriously harm our operating results and financial condition.
We could incur charges due to impairment of goodwill and long-lived assets.
As of March 31, 2016, we had a goodwill balance of approximately $76,370, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Our content delivery services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other on-line content to end-users. Some operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks. Such measures may include restricting or prohibiting the use of their networks to support or facilitate our services, or charging increased fees to us, our customers or end-users in connection with our services. In 2015, the U.S. Federal Communications Commission (FCC) released new network neutrality and open internet rules that reclassified broadband Internet access services as a telecommunications service subject to some elements of common carrier regulation. Among other things, the FCC order prohibits blocking or discriminating against lawful services and applications and prohibits "paid prioritization," or providing faster speeds or other benefits in return for compensation. Nevertheless, the rules are subject to legal challenges, and if they are overturned, we or our customers could experience increased cost or slower data on these third-party networks.  If we or our customers experience increased cost in delivering content to end users, or otherwise, or if end users perceive a degradation of quality, our business and that of our customers may be significantly harmed. This or other types of interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, thereby harming our revenue and growth.
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
Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business on-line or providing Internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our customers, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the Internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our customers, may become subject to increased taxation, which could harm our financial results either directly or by forcing our customers to scale back their operations and use of our services in order to maintain their operations. Also, the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the Act), and the regulations promulgated by the FCC under Title II of the Act, may impose obligations on the Internet and those participants involved in Internet-related businesses. In addition, the laws relating to the liability of private network operators for information carried on, processed by or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our customers deliver. If we need to take costly measures to reduce our exposure to the risks posed by laws and regulations that apply to communications and commerce conducted over the Internet, or are required to defend ourselves against related claims, our financial results could be negatively affected.
Several other federal laws also could expose us to liability and impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for the delivery of customer content that infringe copyrights or other rights, so long as we comply with certain statutory requirements. In addition, the Children’s On-line Privacy Protection Act restricts the ability of on-line services to collect information from minors and the Protection of Children from Sexual Predators Act of 1998 requires on-line service providers to report evidence of violations of federal child pornography laws under certain circumstances. Also, there are emerging regulation and industry standards regarding the collection and use of personal information and protecting the security of data on networks. Compliance with these laws, regulations and standards is complex and any failure on our part to comply with these regulations may subject us to additional liabilities.
Privacy concerns could lead to legislative and other limitations on our ability to use “cookies” and video player “cookies” that are crucial to our ability to provide services to our customers.
Our ability to compile data for customers depends on the use of “cookies” and video player “cookies” to identify certain on-line behavior that allows our customers to measure a website or video’s effectiveness. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser or video player when the user makes a request for a web page or to play a video. Government authorities inside the United States concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in United States Congress and many state legislatures. Attempts at such regulation may be drafted in such a way as to limit or prohibit the use of technology like cookies, thereby creating restrictions that could reduce our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and on-line privacy.
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
As of March 31, 2016, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 32% of our outstanding common stock, including approximately 29% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3.    Defaults upon Senior Securities
Not applicable
Item 4.    Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.02	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.1	First Amendment to Employment agreement between the Registrant and Robert A. Lento dated as of February 23, 2016.					X

10.2	Second Amendment to Employment agreement between the Registrant and Sajid Malhotra dated as of February 23, 2016.					X

10.3	Second Amendment to Employment agreement between the Registrant and George Vonderhaar dated as of February 23, 2016.					X

10.4	First Amendment to Employment agreement between the Registrant and Kurt Silverman dated as of February 23, 2016.					X

10.5	Second Amendment to Employment agreement between the Registrant and Michael D. DiSanto dated as of February 23, 2016.					X

10.6	Form of 2016-2017 Retention Bonus Plan Agreement.					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE DOCUMENT					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X

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

LIMELIGHT NETWORKS, INC.

Date:	April 28, 2016	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)