Form 10-Q
period 2016-06-30
Limelight Networks, Inc.
filed 2016-08-03
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of July 19, 2016: 104,674,965 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2016

Special Note Regarding Forward-Looking Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:

•	our expectations regarding revenue, costs and expenses;

•	our plans regarding investing in our content delivery network, as well as other products and technologies;

•	our beliefs regarding the growth of, and competition within, the content delivery industry;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;

•	our plans with respect to investments in marketable securities;

•	our expectations regarding litigation and other pending or potential disputes;

•	our estimations regarding taxes and belief regarding our tax reserves;

•	our beliefs regarding the use of Non-GAAP financial measures;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	the sufficiency of our sources of funding;

•	our belief regarding our interest rate risk;

•	our beliefs regarding inflation risks;

•	our beliefs regarding expense and productivity of and competition for our sales force; and

•	our beliefs regarding the significance of our large customers.
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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,885	$44,680
Restricted cash	62,790	—
Marketable securities	—	28,322
Accounts receivable, net	24,872	26,795
Income taxes receivable	135	170
Deferred income taxes	80	89
Prepaid expenses and other current assets	6,278	9,578
Total current assets	125,040	109,634
Property and equipment, net	30,647	36,143
Marketable securities, less current portion	40	40
Deferred income taxes, less current portion	1,284	1,252
Goodwill	76,242	76,143
Other assets	1,903	2,415
Total assets	$235,156	$225,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,630	$9,137
Deferred revenue	2,469	2,890
Capital lease obligations	1,119	466
Income taxes payable	165	204
Provision for litigation	18,000	—
Other current liabilities	10,391	10,857
Total current liabilities	39,774	23,554
Long-term debt	12,790	—
Capital lease obligations, less current portion	3,008	1,436
Deferred income taxes	145	137
Deferred revenue, less current portion	52	92
Provision for litigation, less current portion	36,000	—
Other long-term liabilities	1,963	2,311
Total liabilities	93,732	27,530
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 104,653 and 102,299 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	104	102
Additional paid-in capital	483,903	477,202
Accumulated other comprehensive loss	(10,304)	(10,812)
Accumulated deficit	(332,279)	(268,395)
Total stockholders’ equity	141,424	198,097
Total liabilities and stockholders’ equity	$235,156	$225,627

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$43,560	$43,795	$84,982	$86,124
Cost of revenue:
Cost of services (1)	20,271	21,271	40,380	42,928
Depreciation — network	4,489	4,376	9,157	8,528
Total cost of revenue	24,760	25,647	49,537	51,456
Gross profit	18,800	18,148	35,445	34,668
Operating expenses:
General and administrative	7,241	6,081	14,049	12,932
Sales and marketing	8,117	10,002	17,020	20,278
Research and development	6,289	7,646	12,614	13,909
Depreciation and amortization	626	635	1,249	1,276
Provision for litigation	54,000	—	54,000	—
Total operating expenses	76,273	24,364	98,932	48,395
Operating loss	(57,473)	(6,216)	(63,487)	(13,727)
Other income (expense):
Interest expense	(279)	—	(459)	(4)
Interest income	8	75	14	149
Other, net	(79)	(131)	321	1,682
Total other income (expense)	(350)	(56)	(124)	1,827
Loss before income taxes	(57,823)	(6,272)	(63,611)	(11,900)
Income tax expense	115	90	273	145
Net loss	(57,938)	(6,362)	(63,884)	(12,045)

Net loss per share:
Basic and diluted	$(0.56)	$(0.06)	$(0.62)	$(0.12)

Weighted average shares used in per share calculation:
Basic and diluted	103,904	99,841	103,299	99,239
____________

(1)	Cost of services excludes amortization related to intangibles, including existing technologies, and customer relationships, which are included in depreciation and amortization.
The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(57,938)	$(6,362)	$(63,884)	$(12,045)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investments	—	(19)	—	42
Foreign exchange translation (loss) gain	(195)	1,020	464	(2,051)
Other comprehensive (loss) gain, net of tax	(195)	1,001	464	(2,009)
Comprehensive loss	$(58,133)	$(5,361)	$(63,420)	$(14,054)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(63,884)	$(12,045)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,406	9,804
Share-based compensation	6,789	6,349
Provision for litigation	54,000	—
Foreign currency remeasurement loss (gain)	166	(1,595)
Deferred income taxes	14	(115)
Gain on sale of property and equipment	(134)	—
Accounts receivable (recoveries) charges	(33)	470
Amortization of premium on marketable securities	19	106
Realized loss on marketable securities	32	—
Changes in operating assets and liabilities:
Accounts receivable	1,957	(9,292)
Prepaid expenses and other current assets	3,392	(202)
Income taxes receivable	38	11
Other assets	508	1,009
Accounts payable and other current liabilities	(2,439)	1,666
Deferred revenue	(461)	317
Income taxes payable	(55)	—
Other long term liabilities	(337)	(444)
Net cash provided by (used in) operating activities	9,978	(3,961)
Investing activities
Purchases of marketable securities	—	(11,921)
Sale and maturities of marketable securities	28,315	11,760
Change in restricted cash	(62,790)	—
Purchases of property and equipment	(1,680)	(12,061)
Net cash used in investing activities	(36,155)	(12,222)
Financing activities
Principal payments on capital lease obligations	(478)	(358)
Payments of employee tax withholdings related to restricted stock vesting	(944)	(1,944)
Cash paid for purchase of common stock	—	(957)
Proceeds from line of credit	12,790	—
Proceeds from employee stock plans	856	2,519
Net cash provided by (used in) financing activities	12,224	(740)
Effect of exchange rate changes on cash and cash equivalents	158	(342)
Net decrease in cash and cash equivalents	(13,795)	(17,265)
Cash and cash equivalents, beginning of period	44,680	57,767
Cash and cash equivalents, end of period	$30,885	$40,502
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$354	$4
Cash paid during the period for income taxes, net of refunds	$281	$284
Property and equipment acquired through capital leases	$2,659	$—
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016
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
Recent Accounting Standards
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The standard permits the use of the retrospective or the modified approach method. We have not yet selected a transition method, and are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.
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

In February 2016, the FASB issued ASU No. 2016-02, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for most leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and should be applied using a modified retrospective approach.  We are in the process of evaluating the potential impacts of this new guidance on our consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, which updated guidance to include changes to simplify the accounting for several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. We are in the process of evaluating the timing of adoption and potential impacts of this new guidance on our consolidated financial statements.
3. Restricted Cash
We consider cash that is legally restricted and cash that is held as a compensating balance for letters of credit arrangements as restricted cash. As of June 30, 2016, restricted cash of $62,790 represents collateral for the stand-by letter of credit for the previously estimated upper end of our range of potential loss in our intellectual property dispute with Akamai Technologies, Inc., or Akamai. Refer to Note 12 "Contingencies - Legal Matters" for further information, including developments subsequent to June 30, 2016.
4. Investments in Marketable Securities
During the quarter ended March 31, 2016, we sold the majority of our marketable securities.
The following is a summary of marketable securities, designated as available-for-sale, at June 30, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$40	$—	$—	$40
The amortized cost and estimated fair value of marketable securities at June 30, 2016, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$—	$—	$—	$—
Due after one year and through five years	40	—	—	40
	$40	$—	$—	$40
The following is a summary of marketable securities, designated as available-for-sale, at December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$12,480	$1	$17	$12,464
Corporate notes and bonds	15,940	2	44	15,898
Total marketable securities	$28,420	$3	$61	$28,362

The amortized cost and estimated fair value of marketable securities at December 31, 2015, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$18,075	$2	$12	$18,065
Due after one year and through five years	10,345	1	49	10,297
	$28,420	$3	$61	$28,362
5. Accounts Receivable, net
Accounts receivable, net include:

	June 30,	December 31,
	2016	2015
Accounts receivable	$26,198	$28,599
Less: credit allowance	(270)	(460)
Less: allowance for doubtful accounts	(1,056)	(1,344)
Total accounts receivable, net	$24,872	$26,795
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	June 30,	December 31,
	2016	2015
Prepaid bandwidth and backbone	$2,440	$2,417
VAT receivable	1,046	2,720
Prepaid expenses and insurance	2,026	3,641
Vendor deposits and other	766	800
Total prepaid expenses and other current assets	$6,278	$9,578
7. Property and Equipment, net
Property and equipment, net include:

	June 30,	December 31,
	2016	2015
Network equipment	$119,670	$129,172
Computer equipment and software	11,659	11,408
Furniture and fixtures	2,464	2,472
Leasehold improvements	5,006	4,976
Other equipment	169	166
Total property and equipment	138,968	148,194
Less: accumulated depreciation	(108,321)	(112,051)
Total property and equipment, net	$30,647	$36,143
Depreciation expense related to property and equipment classified in operating expense was $620 and $434 for the three months ended June 30, 2016 and 2015, respectively and was $1,237 and $877 for the six months ended June 30, 2016 and 2015, respectively.

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
No interim indicators of impairment were identified as of June 30, 2016. Foreign currency translation adjustments decreased the carrying amount of goodwill for the three months ended June 30, 2016 by $(128). For the six months ended June 30, 2016, foreign currency translation adjustments increased the carrying value of goodwill by $99.
9. Other Current Liabilities
Other current liabilities include:

	June 30,	December 31,
	2016	2015
Accrued compensation and benefits	$4,033	$4,786
Accrued cost of revenue	2,641	2,698
Deferred rent	712	782
Accrued legal fees	386	143
Other accrued expenses	2,619	2,448
Total other current liabilities	$10,391	$10,857
10. Line of Credit
On November 2, 2015, we entered into a Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB). The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $25,000. We are subject to a borrowing base calculation to determine the amount available to us. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2017. We had no outstanding borrowings at December 31, 2015, and had availability under the Credit Agreement of approximately $18,000. As of June 30, 2016, we had drawn $12,790 against the line of credit and our remaining availability under the Credit Agreement was approximately $5,400.
Borrowings under the Credit Agreement bear interest at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Credit Agreement.  If we fall below a minimum liquidity of $17,500 , we are required to use the ABR interest rate. We incurred a commitment fee (issuance costs) of 0.25% upon entering into the Credit Agreement and 0.20% to be paid on the one year anniversary of closing. In addition, there is an unused line fee of 0.375% if our minimum liquidity is greater than $17,500. If our minimum liquidity falls below $17,500, the unused line fee is 0.250%. Commitment fees are included in prepaid expenses and other current assets and as amortized are charged to interest expense. During the three months ended June 30, 2016, interest expense was $109 and commitment fees expense and amortization was $114. During the six months ended June 30, 2016, interest expense was $181 and commitment fees expense and amortization was $140.

Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
The Credit Agreement contains a covenant that requires us to maintain a minimum tangible net worth of $100,000. Tangible net worth is defined as total stockholders’ equity less cash held by our foreign subsidiaries, goodwill and other intangible assets. The tangible net worth requirement is adjusted by up to $52,500 upon recording a provision or making a payment related to the Akamai ‘703 Litigation. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control.
In addition, the Credit Agreement contains a covenant limiting the maximum unfinanced capital expenditures amount to $25,000 per annum. As of June 30, 2016, we were in compliance with all covenants under the Credit Agreement.
Refer to Note 12 "Contingencies - Legal Matters" for further information, including developments subsequent to June 30, 2016.
11. Other Long Term Liabilities
Other long term liabilities include:

	June 30,	December 31,
	2016	2015
Deferred rent	$1,569	$1,907
Income taxes payable	394	404
Total other long term liabilities	$1,963	$2,311
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
On August 13, 2015, after more than six years of appeals by both Akamai and us in the Federal Circuit and the Supreme Court of the United States, the Federal Circuit issued an opinion establishing a new standard for direct infringement in a divided actor scenario. The Federal Circuit then reinstated the 2008 jury verdict that we were liable for infringement of the '703 patent and denied any remaining legacy appeals. The case was remanded back to the District Court for the District of Massachusetts (the District Court) on December 23, 2015, to resolve questions of supplemental damages, applicable interest on the existing damages award and entry of final judgment, among other things. At that time, Akamai sought entry of final judgment on the original jury award, an accounting of post-suit damages, damages for willful infringement and pre-judgment interest, which Akamai estimated to be approximately $99,000 in the aggregate, and a permanent injunction against us.
After a series of motions filed by the parties in District Court, Akamai agreed to waive its right to supplemental damages, which limited the maximum potential damages for us to approximately $62,790 plus future accruing interest (if any). We also petitioned review by the Supreme Court of the United States of the Federal Circuit’s decision to reinstate the jury verdict. Our request for review was denied on April 18, 2016. Our motion seeking to challenge the validity of the ‘703 patent based on intervening changes in law was denied on April 25, 2016 by the District Court.
On July 1, 2016, the District Court entered final judgment in the case and reduced total damages payable by us to $50,956, which is significantly less than the previously disclosed upper-end of range of loss of $62,790. As a result, in July 2016, we have regained access to $11,834 of availability under our line of credit.

On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. The settlement and license agreement requires Akamai to release us from the letter of credit promptly following its receipt of the initial license payment. In accordance with ASC 855, Subsequent Events, this is a recognized subsequent event. Accordingly, we have taken a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000, per our accounting policy.
Legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses as incurred, as reported in the consolidated statement of operations.
Akamai and XO Litigation
On November 30, 2015, we filed a lawsuit against Akamai and XO Communications in the District Court for the Eastern District of Virginia alleging the infringement of six of our patents covering a broad range of inventions that we believe are critical to the effective and efficient delivery of bytes by a content delivery network (the Akamai and XO Litigation). In April 2016, the District Court denied a request for transfer by Akamai and XO Communications and set the trial date in this case for January 3, 2017. Akamai also filed counterclaims on April 29, 2016, alleging the infringement of five of its patents. We filed an answer to Akamai’s counterclaims, denying each of the allegations of infringement on May 23, 2016. At this time, we do not believe a loss is probable nor reasonably possible, and as such, no provision for this lawsuit has been recorded in the consolidated financial statements. We intend to vigorously protect our intellectual property rights in this matter and vigorously defend against each of the counterclaims.
2016 Akamai Litigation
On February 16, 2016, Akamai filed a complaint against us in the District Court for the District of Massachusetts alleging infringement of three of its patents (the 2016 Akamai Litigation). In April 2016, Akamai amended its complaint by withdrawing one of the asserted patents. We filed our answer to the complaint, denying each of the allegations of infringement, and asserting two counterclaims alleging infringement of two of our patents. At this time, we do not believe a loss is probable nor reasonably possible, and as such, no provision for this lawsuit has been recorded in the consolidated financial statements. We intend to vigorously defend against Akamai’s claims and vigorously protect our intellectual property rights in this matter.
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
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(57,938)	$(6,362)	$(63,884)	$(12,045)
Basic and diluted weighted average outstanding shares of common stock	103,904	99,841	103,299	99,239
Basic and diluted net loss per share:	$(0.56)	$(0.06)	$(0.62)	$(0.12)
For the three and six months ended June 30, 2016 and 2015, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee stock purchase plan	205	66	205	66
Stock options	84	2,787	109	2,088
Restricted stock units	482	3,145	502	2,997
	771	5,998	816	5,151
14. Stockholders’ Equity
Common Stock
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. Under this program, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. We did not purchase any shares during the three and six month periods ended June 30, 2016. During the six months ended June 30, 2015, we purchased and canceled 293 shares for $818, including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of June 30, 2016 was 9,762.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three and six months ended June 30, 2016, we issued 719 shares under the ESPP. Total cash proceeds from the purchase of the shares under the ESPP was approximately $813. As of June 30, 2016, shares reserved for issuance to employees under this plan totaled 1,923, and we held employee contributions of $237 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock

Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at June 30, 2016. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of June 30, 2016, the board of directors had not adopted any resolutions for the issuance of preferred stock.
15. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2016, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2015	$(10,768)	$(44)	$(10,812)
Other comprehensive income before reclassifications	464	—	464
Amounts reclassified from accumulated other comprehensive income (loss)	—	44	44
Net current period other comprehensive income	464	44	508
Balance, June 30, 2016	$(10,304)	$—	$(10,304)
16. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Share-based compensation expense by type:
Stock options	$960	$1,031	$1,943	$2,213
Restricted stock units	2,108	2,157	4,468	3,970
ESPP	225	92	378	166
Total share-based compensation expense	$3,293	$3,280	$6,789	$6,349
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$436	$571	$909	$1,084
General and administrative expense	1,677	1,476	3,503	2,882
Sales and marketing expense	638	608	1,375	1,297
Research and development expense	542	625	1,002	1,086
Total share-based compensation expense	$3,293	$3,280	$6,789	$6,349
Unrecognized share-based compensation expense totaled approximately $18,500 at June 30, 2016, of which $5,449 related to stock options and $13,051 related to restricted stock units. We currently expect to recognize share-based compensation expense of $5,771 during the remainder of 2016, $8,204 in 2017 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at June 30, 2016.
17. Leases and Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of June 30, 2016, are as follows:

Remainder of 2016	$1,993
2017	3,260
2018	3,001
2019	1,488
2020	566
Thereafter	414
Total minimum payments	$10,722
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers (ISPs). The following summarizes minimum commitments as of June 30, 2016:

Remainder of 2016	$18,465
2017	20,342
2018	9,875
2019	2,576
2020	51
Thereafter	23
Total minimum payments	$51,332
Capital Leases
We lease equipment under capital lease agreements which extend through 2020. As of June 30, 2016, and December 31, 2015, the outstanding balance for capital leases was approximately $4,127 and $1,902, respectively. We have recorded assets under capital lease obligations of approximately $4,588 and $1,679, respectively, as of June 30, 2016 and December 31, 2015. Related accumulated amortization totaled approximately $816 and $210, respectively as of June 30, 2016 and December 31, 2015. The assets acquired under capital leases and related accumulated amortization are included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation - network (cost of revenue) and depreciation and amortization expense (operating expenses) in the consolidated statements of operations. Interest expense related to capital leases was approximately $49 and $0, respectively, for the three months ended June 30, 2016 and 2015. Interest expense related to capital leases was approximately $84 and $4, respectively, for the six months ended June 30, 2016 and 2015. Future minimum capital lease payments at June 30, 2016 were as follows:

Remainder of 2016	$493
2017	1,331
2018	1,331
2019	1,236
2020	193
Thereafter	—
Total	4,584
Amounts representing interest	(457)
Total minimum lease payments	$4,127
18. Concentrations
During the three and six months ended June 30, 2016, we had one customer, Microsoft, who represented 10% or more of our total revenue. During the three and six months ended June 30, 2015, we had no customer who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $23,627 for the three months ended June 30, 2016, compared to $25,661 for the three months ended June 30, 2015. For the six months ended June 30, 2016, revenue from customers located within the United States was $46,037, compared to $51,272 for the six months ended June 30, 2015.

During the three and six months ended June 30, 2016 and 2015, we had two countries, based on customer location, the United States and Japan that accounted for 10% or more of our total revenues.
19. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended June 30, 2016 and 2015, was $115 and $90, respectively. For the six months ended June 30, 2016 and 2015, income tax expense was $273 and $145, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2013 through 2015 remain subject to examination by federal tax authorities. Tax years 2012 through 2015 generally remain subject to examination by state tax authorities. As of June 30, 2016, we are not under any federal or state examination for income taxes.
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Americas	$26,102	59.9%	$26,968	61.6%	$50,110	59.0%	$54,228	63.0%
EMEA	7,476	17.2%	7,527	17.2%	16,388	19.2%	15,575	18.0%
Asia Pacific	9,982	22.9%	9,300	21.2%	18,484	21.8%	16,321	19.0%
Total revenue	$43,560	100.0%	$43,795	100.0%	$84,982	100.0%	$86,124	100.0%
The following table sets forth long-lived assets by geographic area in which the assets are located:

	June 30,	December 31,
	2016	2015
Americas	$17,578	$19,692
International	13,071	16,466
Total long-lived assets	$30,649	$36,158
21. Fair Value Measurements
As of June 30, 2016, and December 31, 2015, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at June 30, 2016:

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
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance, computing platform (our global network) and provide a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration and security, and cloud storage services. The suite of services that we offer collectively comprise our Limelight Orchestrate Platform (the Orchestrate Platform)
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represented approximately 74% of our total revenue during the three and six months ended June 30, 2016. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
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
For the three and six months ended June 30, 2016, we had one customer, Microsoft, who accounted for 10% or more of our total revenue. During the three and six months ended June 30, 2015, we had no customer who accounted for 10% or more of our total revenue. Changes in revenue are driven by a small subset of large customers who have low contractually committed obligations.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continue to work with our vendors to consolidate our datacenter footprint and renegotiate our fixed rate infrastructure contracts to variable rate in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 509 at December 31, 2015, to 512 as of June 30, 2016.
On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. The settlement and license agreement requires Akamai to release us from the letter of credit promptly following its receipt of the initial license payment. In accordance with ASC 855, Subsequent Events, this is a recognized subsequent event. Accordingly, we have taken a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000, per our accounting policy.
Please see our discussion in Note 12 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, of this quarterly report on Form 10-Q for more information on this and other lawsuits.
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
Please see our discussion in Note 10 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, of this quarterly report on Form 10-Q for more information on our line of credit.

Based on current conditions, we expect revenue to grow in the single-digits year-over-year for the remainder of 2016. We expect gross margin improvement for the full year of over 250 basis points. We also expect non-GAAP net income to be between break-even and $0.05 per share. We expect capital expenditures to be less than $17,000 for the full year.
The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Revenues	$43,560	100.0%	$43,795	100.0%	$84,982	100.0%	$86,124	100.0%
Cost of revenue	24,760	56.8%	25,647	58.6%	49,537	58.3%	51,456	59.7%
Gross profit	18,800	43.2%	18,148	41.4%	35,445	41.7%	34,668	40.3%
Operating expenses	22,273	51.1%	24,364	55.6%	44,932	52.9%	48,395	56.2%
Provision for litigation	54,000	124.0%	—	—%	54,000	63.5%	—	—%
Operating loss	(57,473)	(131.9)%	(6,216)	(14.2)%	(63,487)	(74.7)%	(13,727)	(15.9)%
Total other income (expense)	(350)	(0.8)%	(56)	(0.1)%	(124)	(0.1)%	1,827	2.1%
Loss before income taxes	(57,823)	(132.7)%	(6,272)	(14.3)%	(63,611)	(74.9)%	(11,900)	(13.8)%
Income tax expense	115	0.3%	90	0.2%	273	0.3%	145	0.2%
Net loss	(57,938)	(133.0)%	(6,362)	(14.5)%	(63,884)	(75.2)%	(12,045)	(14.0)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net loss, adjusted to exclude provision for litigation, share-based compensation, litigation expenses, and amortization of intangible assets. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net loss, adjusted to exclude interest and other (income) expense, interest expense, income tax expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to exclude provision for litigation, share-based compensation and litigation expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our July 27, 2016, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	these measures do not reflect changes in, or cash requirements for, our working capital needs;

•	Non- GAAP net income (loss) and Adjusted EBITDA do not reflect the cash requirements necessary for litigation costs, including provision for litigation and litigation expenses;

•	these measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur;

•	these measures do not reflect income taxes or the cash requirements for any tax payments;

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

•	other companies may calculate Non-GAAP net income (loss), EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2015
U.S. GAAP net loss	$(57,938)	$(5,946)	$(6,362)	$(63,884)	$(12,045)
Provision for litigation	54,000	—	—	54,000	—
Share-based compensation	3,293	3,496	3,280	6,789	6,349
Litigation expenses	1,271	1,178	(1,174)	2,449	(1,155)
Amortization of intangible assets	6	6	201	12	399
Non-GAAP net income (loss)	$632	$(1,266)	$(4,055)	$(634)	$(6,452)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2015
U.S. GAAP net loss	$(57,938)	$(5,946)	$(6,362)	$(63,884)	$(12,045)
Depreciation and amortization	5,115	5,291	5,011	10,406	9,804
Interest expense	279	179	—	459	4
Interest and other (income) expense	71	(406)	56	(335)	(1,831)
Income tax expense	115	158	90	273	145
EBITDA	$(52,358)	$(724)	$(1,205)	$(53,081)	$(3,923)
Provision for litigation	54,000	—	—	54,000	—
Share-based compensation	3,293	3,496	3,280	6,789	6,349
Litigation expenses	1,271	1,178	(1,174)	2,449	(1,155)
Adjusted EBITDA	$6,206	$3,950	$901	$10,157	$1,271

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. During the six months ended June 30, 2016, there have been no significant changes in our critical accounting policies and estimates.
Results of Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2016	2015	Change	Change	2016	2015	Change	Change
Revenue	$43,560	$43,795	$(235)	(0.5)%	$84,982	$86,124	$(1,142)	(1.3)%
Our revenue decreased during the three and six months ended June 30, 2016, versus the comparable 2015 periods primarily due to a decrease in our content delivery revenue, which was driven by a decrease in our average selling price, partially offset by increases in volumes primarily with certain of our larger customers.
Our active customers worldwide decreased to 904 as of June 30, 2016, compared to 1,035 as of June 30, 2015. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended June 30, 2016 and 2015, sales to our top 20 customers accounted for approximately 62% and 59%, respectively, of our total revenue. For the six months ended June 30, 2016 and 2015, sales to our top 20 customers accounted for approximately 61% and 57%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three and six months ended June 30, 2016, we had one customer, Microsoft, that represented 10% or more of our total revenue. For the three and six months ended June 30, 2015, we had no customer who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Americas	$26,102	59.9%	$26,968	61.6%	$50,110	59.0%	$54,228	63.0%
EMEA	7,476	17.2%	7,527	17.2%	16,388	19.2%	15,575	18.0%
Asia Pacific	9,982	22.9%	9,300	21.2%	18,484	21.8%	16,321	19.0%
Total revenue	$43,560	100.0%	$43,795	100.0%	$84,982	100.0%	$86,124	100.0%
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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Bandwidth and co-location fees	$14,316	32.9%	$14,546	33.2%	$28,695	33.8%	$28,815	33.5%
Depreciation - network	4,489	10.3%	4,376	10.0%	9,157	10.8%	8,528	9.9%
Payroll and related employee costs	3,835	8.8%	4,525	10.3%	7,799	9.2%	9,598	11.1%
Share-based compensation	436	1.0%	571	1.3%	909	1.1%	1,084	1.3%
Other costs	1,684	3.9%	1,629	3.7%	2,977	3.5%	3,431	4.0%
Total cost of revenue	$24,760	56.8%	$25,647	58.6%	$49,537	58.3%	$51,456	59.7%
Our cost of revenue decreased in aggregate dollars and as a percentage of revenue for the three and six months ended June 30, 2016, versus the comparable 2015 period primarily as a result of the following:

•
decreased payroll and related employee costs due to lower operations headcount and lower average salary per employee. Our year to date decrease includes the reduction of payroll and related employee costs resulting from the reorganization of job responsibilities on April 1, 2015 (as further discussed below);

•
decreased bandwidth and co-location fees. Co-location fees decreased as a result of our continued consolidation efforts, however, this decrease was partially offset by an increase in bandwidth costs due to increased traffic volume; and

•
decreased other costs (year to date) primarily due to lower travel, professional fees and facilities. Other costs, were up slightly in the three months ended June 30, 2016, due to an increase in other recurring cost of sales,

These decreases were partially offset by increased depreciation as a result of new servers and network equipment placed in service.
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
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Payroll and related employee costs	$2,253	5.2%	$2,752	6.3%	$4,218	5.0%	$5,712	6.6%
Professional fees and outside services	813	1.9%	1,475	3.4%	1,639	1.9%	2,480	2.9%
Share-based compensation	1,677	3.8%	1,476	3.4%	3,503	4.1%	2,882	3.3%
Other costs	2,498	5.7%	378	0.9%	4,689	5.5%	1,858	2.2%
Total general and administrative	$7,241	16.6%	$6,081	13.9%	$14,049	16.5%	$12,932	15.0%
Our general and administrative expense increased in aggregate dollars and increased as a percentage of total revenue for the three and six months ended June 30, 2016, versus the comparable 2015 periods. The increase was primarily due to increased share-based compensation, and an increase in other costs, which was driven by increased litigation expenses related to our intellectual property lawsuits. Additionally, during the three months ended June 30, 2015, negotiations with a vendor resulted in a reduction to litigation expense of $1,200.
These increases were partially offset by decreased payroll and related employee costs, which was driven by lower general and administrative headcount and lower average salary per employee and decreased professional fees.
We expect our general and administrative expenses for 2016 to increase from 2015 in aggregate dollars as a result of litigation expenses.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Payroll and related employee costs	$5,553	12.7%	$6,670	15.2%	$11,750	13.8%	$13,425	15.6%
Share-based compensation	638	1.5%	608	1.4%	1,375	1.6%	1,297	1.5%
Marketing programs	401	0.9%	501	1.1%	723	0.9%	974	1.1%
Other costs	1,525	3.5%	2,223	5.1%	3,172	3.7%	4,582	5.3%
Total sales and marketing	$8,117	18.6%	$10,002	22.8%	$17,020	20.0%	$20,278	23.5%
Our sales and marketing expense decreased in both aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2016, versus the comparable 2015 periods. The decrease in sales and marketing expense was primarily as a result of the following:

•	decreased payroll and related employee costs due to decreased sales and marketing personnel and lower variable compensation;

•	decreased other costs which was primarily lower professional fees (consulting, recruiting, and outside services)and decreased travel and entertainment expenses; and

•	decreased marketing and public relations spending related to advertising and trade shows.
These decreases were partially offset by increased share-based compensation costs.
We expect our sales and marketing expenses for the remainder of 2016 to remain consistent with the first half of 2016.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Payroll and related employee costs	$4,684	10.8%	$5,640	12.9%	$9,683	11.4%	$10,460	12.1%
Share-based compensation	542	1.2%	625	1.4%	1,002	1.2%	1,086	1.3%
Other costs	1,063	2.4%	1,381	3.2%	1,929	2.3%	2,363	2.7%
Total research and development	$6,289	14.4%	$7,646	17.5%	$12,614	14.8%	$13,909	16.1%
Our research and development expense decreased in aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2016, versus the comparable 2015 periods. The decrease was primarily due to decreased payroll and related employee costs due to decreased headcount and decreased other costs, which was driven by reduced travel and entertainment expenses and reduced professional fees, which were primarily consulting costs.
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
We expect our research and development expenses for the remainder of 2016 to remain consistent with the first half of 2016.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $626, or 1.4% of revenue, for the three months ended June 30, 2016, versus $635, or 1.4% of revenue, for the comparable 2015 period. For the six months ended June 30, 2016, depreciation and amortization expense was $1,249, or 1.5% of revenue versus $1,276, or 1.5% of revenue, for the comparable 2015 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $279 for the three months ended June 30, 2016, versus $-0- for the comparable 2015 period. For the six months ended June 30, 2016 interest expense was $459 versus $4 for the comparable 2015 period. These increases were primarily due to interest on our line of credit borrowings, capital leases, fees and the amortization of fees associated with our Credit Agreement and stand-by letter of credit.
Interest Income
Interest income was $8 for the three months ended June 30, 2016, versus $75 for the comparable 2015 period. For the six months ended June 30, 2016 interest income was $14 versus $149 for the comparable 2015 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other expense was $79 for the three months ended June 30, 2016, versus other expense of $131 for the comparable 2015 period. For the three months ended June 30, 2016, other expense consisted primarily of foreign currency transaction gains and losses and the gain on sale of fixed assets. For the three months ended June 30, 2015, other expense consisted primarily of foreign currency transaction losses, partially offset by the $275 gain on the conversion of our convertible debt security into preferred shares.
For the six months ended June 30, 2016 other income was $321 versus other income of $1,682 for the comparable 2015 period. For the six months ended June 30, 2016, other income consisted primarily of foreign currency transaction gains and losses, the gain on sale of fixed assets, and the receipt of a state tax refund related to a previously divested business. For the six months ended June 30, 2015, other income consisted primarily of net foreign currency transaction gains and the $275 gain on the conversion of our convertible debt into preferred shares.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three and six months ended June 30, 2016, was $115 and $273, respectively, versus $90 and $145 for the comparable 2015 periods. Income tax expense on our loss before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of June 30, 2016, our cash, cash equivalents and marketable securities classified as current totaled $30,885. Included in this amount is approximately $5,005 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
We believe that our existing cash, cash equivalents and marketable securities, and available borrowing capacity will be sufficient to meet our anticipated cash needs for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.
The major components of changes in cash flows for the six months ended June 30, 2016 and 2015, are discussed in the following paragraphs.

Operating Activities
Net cash provided by operating activities was $9,978 for the six months ended June 30, 2016, versus net cash used in operating activities of $3,961 for the comparable 2015 period, an increase of $13,939. Changes in operating assets and liabilities of $2,603 during the six months ended June 30, 2016, versus ($6,935) in the comparable 2015 period were primarily due to:

•
accounts receivable decreased $1,957 during the six months ended June 30, 2016, due to a decrease in days sales outstanding (DSO) as a result of timing of collections as compared to a $9,292 increase in the comparable 2015 period;

•
prepaid expenses and other current assets decreased $3,392 during the six months ended June 30, 2016, due to the receipt of VAT refunds and the amortization of prepaid bandwidth expenses compared to a $202 increase in the comparable 2015 period;

•	other assets decreased $508 during the six months ended June 30, 2016, due to a decrease in vendor deposits and other long term assets versus a decrease of $1,009 for the comparable 2015 period; and

•
accounts payable and other current liabilities decreased $2,439 during the six months ended June 30, 2016 versus an increase of $1,666 for the comparable 2015 period due to timing of vendor payments and the payment of 2015 accrued compensation.

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
Investing Activities
Net cash used in investing activities was $36,155 for the six months ended June 30, 2016, versus net cash used in investing activities of $12,222 for the comparable 2015 period. During the six months ended June 30, 2016, we liquidated our investments in marketable securities in order to provide collateral for the stand-by letter of credit for the previously estimated upper end of our range of potential loss in our intellectual property dispute with Akamai. Refer to Note 12 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I for further information.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the six months ended June 30, 2016, we made capital expenditures of $1,680, which represented approximately 2% of our total revenue. We currently expect a decrease in capital expenditures in 2016 compared to 2015, as we believe technological enhancements in our software will provide increased capacity in our global network and systems. We will continue to utilize our vendor financing to acquire capital assets throughout the remainder of the year.
Financing Activities
Net cash provided by financing activities was $12,224 for the six months ended June 30, 2016, versus net cash used in financing activities of $740 for the comparable 2015 period. Net cash provided by financing activities in the six months ended June 30, 2016, primarily relates to proceeds from borrowings against our line of credit of $12,790, and cash received from the exercise of stock options and our employee stock purchase plan of $856, offset by payments of employee tax withholdings related to the net settlement of vested restricted stock units of $944 and principal payments made on our capital lease obligations of $478.
Net cash used in financing activities in the six months ended June 30, 2015, related to payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,944, cash paid for the repurchase of our common stock of $957, and payments made on our capital lease obligations of $358, offset by cash received from the exercise of stock options and our employee stock plan of $2,519.
Line of Credit
On November 2, 2015, we entered into a Credit Agreement with SVB. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $25,000. As of June 30, 2016, we have outstanding borrowings against the line of credit of $12,790. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2017. For a more detailed discussion regarding our Credit Agreement, please refer to Note 10 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The Credit Agreement contains a covenant that requires us to maintain a minimum tangible net worth of $100,000. Tangible net worth is defined as total shareholders’ equity less cash held by our foreign subsidiaries, goodwill and other intangible assets. The tangible net worth requirement is adjusted by up to $52,500 upon recording a provision or making a payment related to the Akamai ‘703 Litigation. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. The tangible net worth covenant could have the effect of limiting our availability under the Credit Agreement, as additional borrowings would be prohibited if we would be in violation of such covenant. In addition, we have a maximum unfinanced capital expenditures amount of $25,000 per annum. As of June 30, 2016, we remained in compliance with our debt covenants.
The maximum amount we can borrow under the Credit Agreement is subject to contractual and borrowing base limitations, which could significantly and negatively impact our future access to capital required to operate our business. Borrowing base limitations are based upon eligible accounts receivable. If the value of our accounts receivable decreases for any reason, or if some portion of our accounts receivable is deemed ineligible under the terms of the Credit Agreement, the amount we can borrow under the Credit Agreement could be reduced. These limitations could have a material adverse impact on our liquidity and financial condition. We had no outstanding borrowings at December 31, 2015, and had availability under the Credit Agreement of approximately $18,000. As of June 30, 2016, we had borrowed $12,790, and our remaining availability under the Credit Agreement was approximately $5,400.
We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by restrictive covenants within the Credit Agreement. These restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to the indenture governing the Credit Agreement, or such other debt obligations if for any reason we are unable to comply with our obligations thereunder or that we will be able to refinance our debt on acceptable terms, or at all, should we seek to do so. Any such limitations on borrowing under the Credit Agreement, including a payment related to the Akamai '703 Litigation toward the previously estimated upper end or in excess of the range of loss, could have a material adverse impact on our liquidity and our ability to continue as a going concern could be impaired.
On July 1, 2016, the District Court entered final judgment in the case and reduced total damages payable by us to $50,956, which is significantly less than the previously disclosed upper-end of range of loss of $62,790. As a result, in July 2016, we have regained access to $11,834 of availability under our line of credit.
On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. The settlement and license agreement requires Akamai to release us from the letter of credit promptly following its receipt of the initial license payment. In accordance with ASC 855, Subsequent Events, this is a recognized subsequent event. Accordingly, we have taken a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000, per our accounting policy.
Capital leases
In October 2015, we entered into a $10,000 equipment financing arrangement. The arrangement allows us to finance equipment purchases over a period of 4 years at variable interest rates. As of June 30, 2016, our blended interest rate on our capital leases was 5.83%. As of June 30, 2016, and December 31, 2015, we have approximately $4,127 and $1,902 in capital leases outstanding.

Share repurchases
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the three months ended March 31, 2015, we purchased and canceled approximately 293 shares. All repurchased shares were canceled and returned to authorized but unissued status. During the six months ended June 30, 2016, we did not purchase any shares. As of June 30, 2016, we have $9,525 remaining under this share repurchase authorization.
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
The following table presents our contractual obligations and commercial commitments, as of June 30, 2016, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$25,057	$17,538	$7,412	$81	$26
Rack space leases	26,155	13,169	12,767	216	3
Real estate leases	10,722	3,690	5,598	1,235	199
Total operating leases	61,934	34,397	25,777	1,532	228
Capital leases	4,584	1,158	2,662	764	—
Bank debt (1)	12,790	—	12,790	—	—
Interest on bank debt (2)	557	415	142	—	—
Settlement agreement	54,000	18,000	36,000	—	—
Other purchase obligations	120	120	—	—	—
Total commitments	$133,985	$54,090	$77,371	$2,296	$228
_________________________________________________

1.
Please refer to Note 10 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our bank debt.

2.	Amounts represent estimate of future interest payments on our bank debt using the interest rate in effect at June 30, 2016.
Off Balance Sheet Arrangements
As of June 30, 2016, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Our outstanding capital lease obligations bear variable interest rates and are impacted by fluctuations in interest rates. We do not believe that an interest rate increase related to our capital leases would be material to our results of operations. Interest expense on our line of credit will fluctuate as the interest rate for the line of credit floats based, at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of June 30, 2016, there was $12,790 in outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2015, and the six months ended June 30, 2016, would have been higher by approximately $2,979 and $1,157, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended June 30, 2016 and 2015, sales to our top 20 customers accounted for approximately 62% and 59%, respectively, of our total revenue. During the three months ended June 30, 2016, we had one customer, Microsoft, who represented 10% or more of our total revenue. During the three months ended June 30, 2015, we had no customer who represented 10% or more of our total revenue.
For the six months ended June 30, 2016 and 2015, sales to our top 20 customers accounted for approximately 61% and 57%, respectively, of our total revenue. During the six months ended June 30, 2016, we had one customer, Microsoft, who represented 10% or more of our total revenue. During the six months ended June 30, 2015, we had no customer who represented 10% or more of our total revenue. In 2016, we anticipate that our top 20 customer concentration levels will remain consistent with the concentration levels from 2015. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2016. Based on the foregoing, our Chief Executive

Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 12 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
We compete in markets that are intensely competitive, rapidly changing and characterized by frequently declining prices. In these markets, vendors offer a wide range of alternate solutions. We have experienced and expect to continue to experience increased competition on price, features, functionality, integration and other factors. Several of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances, and substantially greater financial, technical and marketing resources than we do. As a consequence of the competitive dynamics in our markets, we have experienced reductions in our prices, and an increased requirement for product advancement and innovation in order to remain competitive, which in turn have adversely affected and may continue to adversely affect our revenue, gross margin and operating results.
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
Several of our competitors have greater financial and sales resources than we do. Many have been offering similar services in the markets in which we compete longer than we have. We may not be able to successfully compete against these or new competitors. If we are unable to increase our customer base and increase our market share, our business, financial condition and results of operations may suffer.
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
We are currently involved in multiple intellectual property lawsuits (see discussion of such lawsuits in Note 12 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q).
The outcome of all litigation, including intellectual property litigation, is inherently unpredictable. If we are ultimately held liable for patent infringement in the Akamai and XO Litigation, it could seriously impact our ability to conduct our business and to offer our products and services to our customers. For example, a permanent injunction could prevent us from providing our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Similarly, if we are ultimately held liable for patent infringement in the 2016 Akamai Litigation, one or more of our products and services could be adversely affected. Any such finding of infringement in either case could also harm our revenue, expenses, market share, reputation, liquidity and overall financial position. If we are unsuccessful in the Akamai and XO Litigation, which alleges that both of those companies infringed six of our patents that we believe are critical to the effective and efficient delivery of bytes by a content delivery network, our rights to enforce the intellectual property asserted by us may be impaired or we could lose some or all of our rights to such intellectual property. Similarly, if we are unsuccessful with our counterclaims of patent infringement in the 2016 Akamai Litigation, our rights to enforce the intellectual property asserted by us in that case may be impaired or we could lose some or all of our rights to such intellectual property.
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
Our content delivery and other Orchestrate Platform services are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global network infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our solutions and services, the more resources we will need to invest in additional infrastructure and support. Further, as a result of the ’703 Litigation, we made significant investment in designing and implementing changes to our network architecture in order to implement our content delivery services in a manner we believe does not infringe the claims of Akamai’s ’703 patent as alleged in the February 2008 trial. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead to the loss of current and potential customers, which would harm our operating results and financial condition. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the six months ended June 30, 2016, sales to our top 20 customers accounted for approximately 61% of our total revenue. During the six months ended June 30, 2016, we had one customer, Microsoft, who represented 10% or more of our total revenue.
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
As of June 30, 2016, we had a goodwill balance of approximately $76,242, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
International operations are subject to significant additional risks not generally faced in our domestic operations, including, but not limited to, risks relating to legal systems that may not adequately protect contract and intellectual property rights, policies and taxation, the physical infrastructure of the country, as well as risks relating to potential political turmoil and currency exchange controls.  There can be no assurance that these international risks will not materially adversely affect our business. For example, our operations include software development and quality assurance activities in Ukraine, which has recently experienced a period of social unrest.  Should there be significant productivity losses, or if we become unable to conduct operations in Ukraine in the future, and our contingency plans are unsuccessful in addressing the related risks, our business could be adversely affected.
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
Privacy concerns could lead to regulatory and other limitations on our business, including our ability to use “cookies” and video player “cookies” that are crucial to our ability to provide services to our customers.
Our ability to compile data for customers depends on the use of “cookies” and video player “cookies” to identify certain on-line behavior that allows our customers to measure a website or video’s effectiveness. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser or video player when the user makes a request for a web page or to play a video. Government authorities inside the United States concerned with the privacy of Internet users have suggested the enactment of legislation that would regulate cookies and/or require certain disclosures regarding cookies. Bills aimed at regulating the collection, use and/or storage of personal data from Internet users are currently pending in United States Congress and many state legislatures. Attempts at such regulation may be drafted in such a way as to limit or otherwise regulate the collection of certain technology like cookies, thereby creating restrictions that could reduce our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and on-line privacy.
Our foreign operations may also be adversely affected by regulatory action outside the United States. These regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. For example, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies, requires certain disclosures with respect to cookie usages and also places restrictions on the sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the electronic communications directive. Germany has also enacted additional laws limiting the use of user profiling, and other countries, both in and out of the European Union, may impose similar limitations.
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
Also, a number of new privacy laws coming into effect and/or proposals pending could affect our business. For example, the European Commission has enacted a general data protection regulation that becomes effective in May 2018 and will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Additionally, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. Although U.S. and EU authorities reached a political agreement regarding a new potential means for legitimizing personal data transfers from the European Economic Area to the United States, the EU-U.S. Privacy Shield, there continue to be concerns about whether the EU-US Privacy Shield will face additional challenges (similar to the fate of the Safe Harbor framework). We expect that for the immediate future, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. These existing and proposed laws and regulations can be costly to comply with, could expose us to significant penalties for non-compliance, can delay or impede the development or adoption of our products and services, reduce the overall demand for our services, result in negative publicity, increase our operating costs, require significant management time and attention, slow the pace at which we close (or prevent us from closing) sales transactions, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.
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
The trading prices of our common stock and the securities of technology companies generally have been highly volatile. Factors affecting the trading price of our common stock will include:
•variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	commencement or resolution of, our involvement in and uncertainties arising from litigation;
•recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;
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
As of June 30, 2016, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 32% of our outstanding common stock, including approximately 29% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

LIMELIGHT NETWORKS, INC.

Date:	August 3, 2016	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)