Form 10-Q
period 2016-09-30
Limelight Networks, Inc.
filed 2016-10-27
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of October 19, 2016: 105,261,189 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2016

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,400	$44,680
Marketable securities	—	28,322
Accounts receivable, net	22,859	26,795
Income taxes receivable	117	170
Deferred income taxes	85	89
Prepaid expenses and other current assets	5,347	9,578
Total current assets	102,808	109,634
Property and equipment, net	29,643	36,143
Marketable securities, less current portion	40	40
Deferred income taxes, less current portion	1,317	1,252
Goodwill	76,437	76,143
Other assets	1,848	2,415
Total assets	$212,093	$225,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,922	$9,137
Deferred revenue	1,400	2,890
Capital lease obligations	—	466
Income taxes payable	141	204
Provision for litigation	18,000	—
Other current liabilities	10,828	10,857
Total current liabilities	40,291	23,554
Capital lease obligations, less current portion	—	1,436
Deferred income taxes	148	137
Deferred revenue, less current portion	30	92
Provision for litigation, less current portion	31,500	—
Other long-term liabilities	1,747	2,311
Total liabilities	73,716	27,530
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 105,218 and 102,299 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	105	102
Additional paid-in capital	486,574	477,202
Accumulated other comprehensive loss	(9,901)	(10,812)
Accumulated deficit	(338,401)	(268,395)
Total stockholders’ equity	138,377	198,097
Total liabilities and stockholders’ equity	$212,093	$225,627
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$39,473	$42,049	$124,456	$128,173
Cost of revenue:
Cost of services (1)	18,834	21,502	59,214	64,430
Depreciation — network	4,401	4,636	13,558	13,164
Total cost of revenue	23,235	26,138	72,772	77,594
Gross profit	16,238	15,911	51,684	50,579
Operating expenses:
General and administrative	8,033	6,586	22,082	19,518
Sales and marketing	7,711	9,489	24,730	29,767
Research and development	5,626	7,429	18,241	21,338
Depreciation and amortization	613	648	1,862	1,924
Provision for litigation	—	—	54,000	—
Total operating expenses	21,983	24,152	120,915	72,547
Operating loss	(5,745)	(8,241)	(69,231)	(21,968)
Other income (expense):
Interest expense	(406)	—	(865)	(4)
Interest income	8	82	22	231
Other, net	151	473	472	2,155
Total other income (expense)	(247)	555	(371)	2,382
Loss before income taxes	(5,992)	(7,686)	(69,602)	(19,586)
Income tax expense	130	76	404	221
Net loss	(6,122)	(7,762)	(70,006)	(19,807)

Net loss per share:
Basic and diluted	$(0.06)	$(0.08)	$(0.67)	$(0.20)

Weighted average shares used in per share calculation:
Basic and diluted	104,860	100,552	103,819	99,676
____________

(1)	Cost of services excludes amortization related to intangibles, including existing technologies, and customer relationships, which are included in depreciation and amortization.
The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(6,122)	$(7,762)	$(70,006)	$(19,807)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	—	15	—	58
Foreign exchange translation (loss) gain	403	(1,132)	867	(3,184)
Other comprehensive gain (loss), net of tax	403	(1,117)	867	(3,126)
Comprehensive loss	$(5,719)	$(8,879)	$(69,139)	$(22,933)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(70,006)	$(19,807)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,420	15,088
Share-based compensation	9,776	9,473
Provision for litigation	54,000	—
Foreign currency remeasurement loss (gain)	509	(2,083)
Deferred income taxes	(25)	(21)
Gain on sale of property and equipment	(296)	—
Accounts receivable charges	36	738
Amortization of premium on marketable securities	19	152
Realized loss on sale of marketable securities	32	—
Changes in operating assets and liabilities:
Accounts receivable	3,901	(5,267)
Prepaid expenses and other current assets	4,333	296
Income taxes receivable	54	35
Other assets	558	1,587
Accounts payable and other current liabilities	(670)	510
Deferred revenue	(1,552)	(251)
Income taxes payable	(76)	(78)
Provision for litigation	(4,500)	—
Other long term liabilities	(550)	(669)
Net cash provided by (used in) operating activities	10,963	(297)
Investing activities
Purchases of marketable securities	—	(16,820)
Sale and maturities of marketable securities	28,315	16,920
Purchases of property and equipment	(4,666)	(20,754)
Net cash provided by (used in) investing activities	23,649	(20,654)
Financing activities
Principal payments on capital lease obligations	(4,685)	(358)
Payments of employee tax withholdings related to restricted stock vesting	(1,306)	(2,279)
Cash paid for purchase of common stock	—	(957)
Proceeds from employee stock plans	904	2,731
Net cash used in financing activities	(5,087)	(863)
Effect of exchange rate changes on cash and cash equivalents	195	(501)
Net increase (decrease) in cash and cash equivalents	29,720	(22,315)
Cash and cash equivalents, beginning of period	44,680	57,767
Cash and cash equivalents, end of period	$74,400	$35,452
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$682	$4
Cash paid during the period for income taxes, net of refunds	$457	$390
Property and equipment acquired through capital leases	$2,659	$—
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016
1. Nature of Business
Limelight operates a globally distributed, high-performance network and provides a suite of integrated services marketed under the Limelight Orchestrate Platform which include content delivery, video content management, website and web application acceleration, website and content security, and cloud storage services.
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
Recent Accounting Standards
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. We do not plan to early adopt this ASU. The ASU permits the use of the retrospective or the modified approach method. We have not yet selected a transition method, and are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, which updated guidance to include changes to simplify the accounting for several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. We do not plan to early adopt this ASU and are in the process of evaluating the potential impact of this new guidance on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, which amends ASC 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the adoption and potential impact of this new guidance on our consolidated financial statements.
3. Investments in Marketable Securities
During the quarter ended March 31, 2016, we sold the majority of our marketable securities.
The following is a summary of marketable securities, designated as available-for-sale, at September 30, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$40	$—	$—	$40
The amortized cost and estimated fair value of marketable securities at September 30, 2016, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$—	$—	$—	$—
Due after one year and through five years	40	—	—	40
	$40	$—	$—	$40
The following is a summary of marketable securities, designated as available-for-sale, at December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$12,480	$1	$17	$12,464
Corporate notes and bonds	15,940	2	44	15,898
Total marketable securities	$28,420	$3	$61	$28,362

The amortized cost and estimated fair value of marketable securities at December 31, 2015, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$18,075	$2	$12	$18,065
Due after one year and through five years	10,345	1	49	10,297
	$28,420	$3	$61	$28,362
4. Accounts Receivable, net
Accounts receivable, net include:

	September 30,	December 31,
	2016	2015
Accounts receivable	$24,138	$28,599
Less: credit allowance	(270)	(460)
Less: allowance for doubtful accounts	(1,009)	(1,344)
Total accounts receivable, net	$22,859	$26,795
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	September 30,	December 31,
	2016	2015
Prepaid bandwidth and backbone	$1,560	$2,417
VAT receivable	1,251	2,720
Prepaid expenses and insurance	1,958	3,641
Vendor deposits and other	578	800
Total prepaid expenses and other current assets	$5,347	$9,578
6. Property and Equipment, net
Property and equipment, net include:

	September 30,	December 31,
	2016	2015
Network equipment	$112,801	$129,172
Computer equipment and software	10,535	11,408
Furniture and fixtures	2,474	2,472
Leasehold improvements	5,087	4,976
Other equipment	168	166
Total property and equipment	131,065	148,194
Less: accumulated depreciation	(101,422)	(112,051)
Total property and equipment, net	$29,643	$36,143
Depreciation expense related to property and equipment classified in operating expense was $611 and $445 for the three months ended September 30, 2016 and 2015, respectively and was $1,848 and $1,322 for the nine months ended September 30, 2016 and 2015, respectively.

7. Goodwill
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
No interim indicators of impairment were identified as of September 30, 2016. Foreign currency translation adjustments increased the carrying amount of goodwill for the three months ended September 30, 2016 by $195. For the nine months ended September 30, 2016, foreign currency translation adjustments increased the carrying value of goodwill by $294.
8. Other Current Liabilities
Other current liabilities include:

	September 30,	December 31,
	2016	2015
Accrued compensation and benefits	$3,710	$4,786
Accrued cost of revenue	2,806	2,698
Deferred rent	731	782
Accrued legal fees	1,243	143
Other accrued expenses	2,338	2,448
Total other current liabilities	$10,828	$10,857
9. Line of Credit
In October 2016, we entered into a Loan Modification Agreement (the Modification) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. Under the Modification, we have reduced the maximum principal commitment amount from $25,000 to $5,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. The Modification extends the Credit Agreement one year. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2018.
During the three months ended September 30, 2016, we repaid the outstanding balance of $12,790. As of September 30, 2016, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $17,300. We had no outstanding borrowings at December 31, 2015, and had availability under the Credit Agreement of approximately $18,000.
As of September 30, 2016, borrowings under the Credit Agreement bear interest at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Credit Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. We incurred a commitment fee (issuance costs) of 0.45% upon entering into the Modification. In addition, there is an unused line fee of 0.375% under the Credit Agreement and 0.30% under the Modification. Commitment fees are included in prepaid expenses and other current assets and as amortized are charged to interest expense. During the three months ended September 30, 2016, interest expense was $24 and commitment fees expense and amortization was $127. During the nine months ended September 30, 2016, interest expense was $205 and commitment fees expense and amortization was $267.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
The Modification eliminated the financial covenants under the Credit Agreement. Under the Modification, we are required to maintain a minimum liquidity, defined as cash balance at SVB plus availability on the revolver, of $7,500 at all times, measured quarterly, with a minimum of $5,000 of the $7,500 in cash at SVB. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control.
Prior to the Modification, as of September 30, 2016, the Credit Agreement required us to maintain a minimum tangible net worth of $100,000. Tangible net worth is defined as total stockholders’ equity less cash held by our foreign subsidiaries, goodwill and other intangible assets. The tangible net worth requirement would have been adjusted by up to $52,500 upon recording a provision or making a payment related to the Akamai ‘703 Litigation. In addition, the Credit Agreement contained a covenant limiting the maximum unfinanced capital expenditures amount to $25,000 per annum. As of September 30, 2016, we were in compliance with all covenants under the Credit Agreement.
Refer to Note 11 "Contingencies - Legal Matters" for further information.
10. Other Long Term Liabilities
Other long term liabilities include:

	September 30,	December 31,
	2016	2015
Deferred rent	$1,353	$1,907
Income taxes payable	394	404
Total other long term liabilities	$1,747	$2,311
11. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing multiple patents assigned to MIT and exclusively licensed by MIT to Akamai. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of U.S. Patent No. 6,108,703 (the ’703 patent) and awarded Akamai damages of approximately $45,500, which included lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. We litigated this matter vigorously for years, during which time the jury verdict was overturned in 2009, and then, after more than six years of appeals by both Akamai and us in the Federal Circuit and the Supreme Court of the United States, the jury verdict was ultimately reinstated. A series of motions and hearings followed the reinstatement, and on July 1, 2016, the District Court entered final judgment in the case. On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We took a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000, per our accounting policy. As of September 30, 2016, there remained $49,500 due to Akamai under the terms of the settlement and license agreement.
Legal and other expenses associated with this case have been significant. We include these litigation expenses in general and administrative expenses as incurred, as reported in the consolidated statement of operations.
Akamai and XO Litigation
On November 30, 2015, we filed a lawsuit against Akamai and XO Communications in the District Court for the Eastern District of Virginia alleging the infringement of six of our patents covering a broad range of inventions that we believe are critical to the effective and efficient delivery of bytes by a content delivery network (the Akamai and XO Litigation). In April 2016, the District Court denied a request for transfer by Akamai and XO Communications and set the trial date in this case for January 3, 2017. Akamai also filed counterclaims on April 29, 2016, alleging the infringement of five of its patents. We filed an answer to Akamai’s counterclaims, denying each of the allegations of infringement on May 23, 2016. At this time, we believe a loss is neither probable nor reasonably possible, and as such, no provision for this lawsuit has been recorded in the consolidated financial statements. We intend to vigorously protect our intellectual property rights in this matter and vigorously defend against each of the counterclaims.
2016 Akamai Litigation
On February 16, 2016, Akamai filed a complaint against us in the District Court for the District of Massachusetts alleging infringement of three of its patents (the 2016 Akamai Litigation). In April 2016, Akamai amended its complaint by withdrawing one of the asserted patents. We filed our answer to the complaint, denying each of the allegations of infringement, and asserting two counterclaims alleging infringement of two of our patents. At this time, we believe a loss is neither probable nor reasonably possible, and as such, no provision for this lawsuit has been recorded in the consolidated financial statements. We intend to vigorously defend against Akamai’s claims and vigorously protect our intellectual property rights in this matter.
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

The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(6,122)	$(7,762)	$(70,006)	$(19,807)
Basic and diluted weighted average outstanding shares of common stock	104,860	100,552	103,819	99,676
Basic and diluted net loss per share:	$(0.06)	$(0.08)	$(0.67)	$(0.20)
For the three and nine months ended September 30, 2016 and 2015, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee stock purchase plan	567	504	567	504
Stock options	54	1,333	91	1,843
Restricted stock units	1,015	1,760	713	2,718
	1,636	3,597	1,371	5,065
13. Stockholders’ Equity
Common Stock
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. Under this program, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. We did not purchase any shares during the three and nine month periods ended September 30, 2016. During the nine months ended September 30, 2015, we purchased and canceled 293 shares for $818, including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of September 30, 2016 was approximately 10,027.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the nine months ended September 30, 2016, we issued 719 shares under the ESPP. Total cash proceeds from the purchase of the shares under the ESPP was approximately $813. As of September 30, 2016, shares reserved for issuance to employees under this plan totaled 1,923, and we held employee contributions of $643 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at September 30, 2016. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of September 30, 2016, the board of directors had not adopted any resolutions for the issuance of preferred stock.

14. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2016, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2015	$(10,768)	$(44)	$(10,812)
Other comprehensive income before reclassifications	867	—	867
Amounts reclassified from accumulated other comprehensive loss	—	44	44
Net current period other comprehensive income	867	44	911
Balance, September 30, 2016	$(9,901)	$—	$(9,901)
15. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share-based compensation expense by type:
Stock options	$812	$952	$2,755	$3,165
Restricted stock units	1,999	1,860	6,467	5,830
ESPP	176	312	554	478
Total share-based compensation expense	$2,987	$3,124	$9,776	$9,473
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$209	$400	$1,118	$1,484
General and administrative expense	1,616	1,513	5,119	4,395
Sales and marketing expense	641	643	2,016	1,940
Research and development expense	521	568	1,523	1,654
Total share-based compensation expense	$2,987	$3,124	$9,776	$9,473
Unrecognized share-based compensation expense totaled approximately $15,152 at September 30, 2016, of which $4,360 related to stock options and $10,792 related to restricted stock units. We currently expect to recognize share-based compensation expense of $2,712 during the remainder of 2016, $7,924 in 2017 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at September 30, 2016.
16. Leases and Purchase Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of September 30, 2016, are as follows:

Remainder of 2016	$913
2017	3,301
2018	2,915
2019	1,350
2020	505
Thereafter	413
Total minimum payments	$9,397
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers (ISPs). The following summarizes minimum commitments as of September 30, 2016:

Remainder of 2016	$9,012
2017	22,854
2018	11,518
2019	3,135
2020	53
Thereafter	9
Total minimum payments	$46,581
Capital Leases
We leased equipment under capital lease agreements which extended through 2020. The outstanding balance for capital leases was approximately $1,902 as of December 31, 2015. In August 2016, we paid $4,236, which represented the total outstanding balance for our capital lease obligations. As a result, as of September 30, 2016, we had no outstanding capital lease obligations. The assets acquired under capital leases and related accumulated amortization is included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation - network (cost of revenue) and depreciation and amortization expense (operating expenses), depending on the nature of the asset, in the consolidated statements of operations. Interest expense related to capital leases was approximately $255 and $0, respectively, for the three months ended September 30, 2016 and 2015. Interest expense related to capital leases was approximately $339 and $4, respectively, for the nine months ended September 30, 2016 and 2015.
17. Concentrations
During the three and nine months ended September 30, 2016 and 2015, we had no customer who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $22,996 for the three months ended September 30, 2016, compared to $22,997 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, revenue from customers located within the United States was $69,033, compared to $74,269 for the nine months ended September 30, 2015.
During the three and nine months ended September 30, 2016 and 2015, we had two countries, based on customer location, the United States and Japan that accounted for 10% or more of our total revenues.
18. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended September 30, 2016 and 2015, was $130 and $76, respectively. For the nine months ended September 30, 2016 and 2015, income tax expense was $404 and $221, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.

We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2013 through 2015 remain subject to examination by federal tax authorities. Tax years 2012 through 2015 generally remain subject to examination by state tax authorities. As of September 30, 2016, we are not under any federal or state examination for income taxes.
19. Segment Reporting and Geographic Areas
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Americas	$24,072	61.0%	$24,541	58.4%	$74,183	59.6%	$78,768	61.5%
EMEA	6,912	17.5%	7,914	18.8%	23,300	18.7%	23,490	18.3%
Asia Pacific	8,489	21.5%	9,594	22.8%	26,973	21.7%	25,915	20.2%
Total revenue	$39,473	100.0%	$42,049	100.0%	$124,456	100.0%	$128,173	100.0%
The following table sets forth long-lived assets by geographic area in which the assets are located:

	September 30,	December 31,
	2016	2015
Americas	$17,688	$19,692
International	11,955	16,466
Total long-lived assets	$29,643	$36,158
20. Fair Value Measurements
As of September 30, 2016, and December 31, 2015, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at September 30, 2016:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$65,763	$65,763	$—	$—
Certificate of deposit (1)	40	—	40	—
Total assets measured at fair value	$65,803	$65,763	$40	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

The following is a summary of fair value measurements at December 31, 2015:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$725	$725	$—	$—
Corporate notes and bonds (1)	15,898	—	15,898	—
Certificate of deposit (1)	12,464	—	12,464	—
Total assets measured at fair value	$29,087	$725	$28,362	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance, computing platform (our global network) and provide a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration and security, and cloud storage services. The suite of services that we offer collectively comprise our Limelight Orchestrate Platform (the Orchestrate Platform)
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represented approximately 74% of our total revenue during the three and nine months ended September 30, 2016. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
We operate in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own network. Competition and technology advancements have resulted in declining average selling prices in the industry. We believe continued increases in content delivery traffic growth rates in the long term is an important trend that will continue to outpace declining average selling prices in the industry.
For the three and nine months ended September 30, 2016 and 2015, we had no customer who accounted for 10% or more of our total revenue. Changes in revenue are driven by a small subset of large customers who have low contractually committed obligations.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to consolidate our datacenter footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount decreased from 509 at December 31, 2015, to 502 as of September 30, 2016.
On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. The settlement and license agreement required Akamai to release us from a prior letter of credit promptly following its receipt of the initial license payment. In accordance with ASC 855, Subsequent Events, this was a recognized subsequent event. Accordingly, we recorded a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000, per our accounting policy. As of September 30, 2016, there remained $49,500 due to Akamai under the terms of the settlement and license agreement.
Please see our discussion in Note 11 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for more information on this and other lawsuits.
In October 2016, we entered into a Loan Modification Agreement (the Modification) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. Please see our discussion in Note 9 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for more information on our line of credit.
Based on current conditions, we expect fourth quarter 2016 revenue to be between $43,000 and $45,000. We expect gross margin improvement for the fourth quarter and full year of over 250 basis points. We also expect non-GAAP net income to be positive. We expect capital expenditures to be less than $15,000 for the full year. For 2017, we currently expect mid-

single digit percent revenue growth, triple digit basis point gross margin improvement and capital expenditures to be approximately $20 million.
The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Revenues	$39,473	100.0%	$42,049	100.0%	$124,456	100.0%	$128,173	100.0%
Cost of revenue	23,235	58.9%	26,138	62.2%	72,772	58.5%	77,594	60.5%
Gross profit	16,238	41.1%	15,911	37.8%	51,684	41.5%	50,579	39.5%
Operating expenses	21,983	55.7%	24,152	57.4%	66,915	53.8%	72,547	56.6%
Provision for litigation	—	—%	—	—%	54,000	43.4%	—	—%
Operating loss	(5,745)	(14.6)%	(8,241)	(19.6)%	(69,231)	(55.6)%	(21,968)	(17.1)%
Total other income (expense)	(247)	(0.6)%	555	1.3%	(371)	(0.3)%	2,382	1.9%
Loss before income taxes	(5,992)	(15.2)%	(7,686)	(18.3)%	(69,602)	(55.9)%	(19,586)	(15.3)%
Income tax expense	130	0.3%	76	0.2%	404	0.3%	221	0.2%
Net loss	(6,122)	(15.5)%	(7,762)	(18.5)%	(70,006)	(56.2)%	(19,807)	(15.5)%
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
In our October 26, 2016, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
U.S. GAAP net loss	$(6,122)	$(57,938)	$(7,762)	$(70,006)	$(19,807)
Provision for litigation	—	54,000	—	54,000	—
Share-based compensation	2,987	3,293	3,124	9,776	9,473
Litigation expenses	2,837	1,271	140	5,286	(1,015)
Amortization of intangible assets	2	6	203	14	602
Non-GAAP net income (loss)	$(296)	$632	$(4,295)	$(930)	$(10,747)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2016	2016	2015	2016	2015
U.S. GAAP net loss	$(6,122)	$(57,938)	$(7,762)	$(70,006)	$(19,807)
Depreciation and amortization	5,014	5,115	5,284	15,420	15,088
Interest expense	406	279	—	865	4
Interest and other (income) expense	(159)	71	(555)	(494)	(2,386)
Income tax expense	130	115	76	404	221
EBITDA	$(731)	$(52,358)	$(2,957)	$(53,811)	$(6,880)
Provision for litigation	—	54,000	—	54,000	—
Share-based compensation	2,987	3,293	3,124	9,776	9,473
Litigation expenses	2,837	1,271	140	5,286	(1,015)
Adjusted EBITDA	$5,093	$6,206	$307	$15,251	$1,578
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. During the nine months ended September 30, 2016, there have been no significant changes in our critical accounting policies and estimates.
Results of Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2016	2015	Change	Change	2016	2015	Change	Change
Revenue	$39,473	$42,049	$(2,576)	(6.1)%	$124,456	$128,173	$(3,717)	(2.9)%
Our revenue decreased during the three and nine months ended September 30, 2016, versus the comparable 2015 periods primarily due to a decrease in our content delivery revenue, which was driven by a decrease in our average selling price, partially offset by increases in volumes primarily with certain of our larger customers.
Our active customers worldwide decreased to 875 as of September 30, 2016, compared to 981 as of September 30, 2015. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended September 30, 2016 and 2015, sales to our top 20 customers accounted for approximately 62% and 58%, respectively, of our total revenue. For the nine months ended September 30, 2016 and 2015, sales to our top 20 customers accounted for approximately 61% and 56%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three and nine months ended September 30, 2016 and 2015, we had no customer who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Americas	$24,072	61.0%	$24,541	58.4%	$74,183	59.6%	$78,768	61.5%
EMEA	6,912	17.5%	7,914	18.8%	23,300	18.7%	23,490	18.3%
Asia Pacific	8,489	21.5%	9,594	22.8%	26,973	21.7%	25,915	20.2%
Total revenue	$39,473	100.0%	$42,049	100.0%	$124,456	100.0%	$128,173	100.0%
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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Bandwidth and co-location fees	$13,811	35.0%	$15,207	36.2%	$42,506	34.2%	$44,023	34.3%
Depreciation - network	4,401	11.1%	4,636	11.0%	13,558	10.9%	13,164	10.3%
Payroll and related employee costs	3,442	8.7%	4,377	10.4%	11,241	9.0%	13,975	10.9%
Share-based compensation	209	0.5%	400	1.0%	1,118	0.9%	1,484	1.2%
Other costs	1,372	3.5%	1,518	3.6%	4,349	3.5%	4,948	3.9%
Total cost of revenue	$23,235	58.9%	$26,138	62.2%	$72,772	58.5%	$77,594	60.5%
Our cost of revenue decreased in aggregate dollars and as a percentage of revenue for the three and nine months ended September 30, 2016, versus the comparable 2015 period primarily as a result of the following:

•
decreased payroll and related employee costs due to lower operations headcount, reduction in variable compensation and lower average salary per employee. Our year to date decrease includes the reduction of payroll and related employee costs resulting from the reorganization of job responsibilities on April 1, 2015 (as further discussed below);

•	decreased bandwidth and co-location fees. Co-location fees decreased as a result of our continued consolidation efforts. Bandwidth costs decreased slightly on slightly lower volume; and

•	decreased other costs primarily due to lower professional fees, travel and facilities.
These decreases were partially offset by increased depreciation (year to date) as a result of new servers and network equipment placed in service.
Effective April 1, 2015, we reorganized the job responsibilities of certain employees, and as a result, such employee expenses were moved from cost of services to research and development, on a prospective basis. This reorganization resulted in approximately $650 per quarter of payroll and related employee costs starting in the second quarter of 2015 to be allocated to research and development, which were previously allocated to cost of services.
We anticipate an improvement in gross margin for the full year 2016 compared to 2015 as a result of our co-location consolidation efforts and controlling payroll and related employee costs.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Payroll and related employee costs	$1,513	3.8%	$2,544	6.1%	$5,731	4.6%	$8,255	6.4%
Professional fees and outside services	907	2.3%	896	2.1%	2,546	2.0%	3,376	2.6%
Share-based compensation	1,616	4.1%	1,513	3.6%	5,119	4.1%	4,395	3.4%
Other costs	3,997	10.1%	1,633	3.9%	8,686	7.0%	3,492	2.7%
Total general and administrative	$8,033	20.4%	$6,586	15.7%	$22,082	17.7%	$19,518	15.2%
Our general and administrative expense increased in aggregate dollars and increased as a percentage of total revenue for the three and nine months ended September 30, 2016, versus the comparable 2015 periods. The increase was primarily due to increased other costs, which was driven by increased litigation expenses related to our intellectual property lawsuits and an increase in share-based compensation. Other costs in the nine months ended September 30, 2015 include a vendor negotiated reduction to litigation expense of $1,200.
These increases were partially offset by decreased payroll and related employee costs, which was driven by lower general and administrative headcount and lower average salary per employee and decreased (year to date) professional fees.
We expect our general and administrative expenses for 2016 to increase from 2015 in aggregate dollars as a result of litigation expenses.

Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Payroll and related employee costs	$5,205	13.2%	$6,340	15.1%	$16,955	13.6%	$19,765	15.4%
Share-based compensation	641	1.6%	643	1.5%	2,016	1.6%	1,940	1.5%
Marketing programs	330	0.8%	392	0.9%	1,053	0.8%	1,366	1.1%
Other costs	1,535	3.9%	2,114	5.0%	4,706	3.8%	6,696	5.2%
Total sales and marketing	$7,711	19.5%	$9,489	22.6%	$24,730	19.9%	$29,767	23.2%
Our sales and marketing expense decreased in both aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2016, versus the comparable 2015 periods. The decrease in sales and marketing expense was primarily as a result of the following:

•	decreased payroll and related employee costs due to decreased sales and marketing personnel and a reduction in variable compensation;

•	decreased other costs which was primarily lower travel and entertainment expenses, reduced other employee costs and lower professional fees (consulting, recruiting, and outside services); and

•	decreased marketing and public relations spending related to advertising and trade shows.
These decreases were partially offset by increased (year to date) share-based compensation costs.
We expect our sales and marketing expenses for the second half of 2016 to remain consistent with the first half of 2016.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Payroll and related employee costs	$4,081	10.3%	$5,761	13.7%	$13,764	11.1%	$16,221	12.7%
Share-based compensation	521	1.3%	568	1.4%	1,523	1.2%	1,654	1.3%
Other costs	1,024	2.6%	1,100	2.6%	2,954	2.4%	3,463	2.7%
Total research and development	$5,626	14.3%	$7,429	17.7%	$18,241	14.7%	$21,338	16.6%
Our research and development expense decreased in aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2016, versus the comparable 2015 periods. The decrease was primarily due to decreased payroll and related employee costs due to decreased headcount and decreased other costs, which was driven by reduced travel and entertainment expenses and reduced professional fees, which were primarily consulting costs.
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
We expect our research and development expenses for the second half of 2016 to remain consistent with the first half of 2016.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $613, or 1.6% of revenue, for the three months ended September 30, 2016, versus $648, or 1.5% of revenue, for the comparable 2015 period. For the nine months ended September 30, 2016, depreciation and amortization expense was $1,862, or 1.5% of revenue versus $1,924, or 1.5% of revenue, for the comparable

2015 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $406 for the three months ended September 30, 2016, versus $-0- for the comparable 2015 period. For the nine months ended September 30, 2016 interest expense was $865 versus $4 for the comparable 2015 period. These increases were primarily due to interest on our line of credit borrowings, capital leases, fees and the amortization of fees associated with our Credit Agreement.
Interest Income
Interest income was $8 for the three months ended September 30, 2016, versus $82 for the comparable 2015 period. For the nine months ended September 30, 2016 interest income was $22 versus $231 for the comparable 2015 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income was $151 for the three months ended September 30, 2016, versus other income of $473 for the comparable 2015 period. For the three months ended September 30, 2016, other income consisted primarily of foreign currency transaction gains and losses and the gain on sale of fixed assets. For the three months ended September 30, 2015, other income consisted primarily of foreign currency transaction gains and losses.
For the nine months ended September 30, 2016, other income was $472 versus other income of $2,155 for the comparable 2015 period. For the nine months ended September 30, 2016, other income consisted primarily of foreign currency transaction gains and losses, the gain on sale of fixed assets, and the receipt of a state tax refund related to a previously divested business. For the nine months ended September 30, 2015, other income consisted primarily of foreign currency transaction gains and losses and the $275 gain on the conversion of our convertible debt into preferred shares.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three and nine months ended September 30, 2016, was $130 and $404, respectively, versus $76 and $221 for the comparable 2015 periods. Income tax expense on our loss before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of September 30, 2016, our cash, cash equivalents and marketable securities classified as current totaled $74,400. Included in this amount is approximately $4,804 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. We recorded a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000, per our accounting policy. As of September 30, 2016, there remained $49,500 due to Akamai under the terms of the settlement and license agreement.
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

The major components of changes in cash flows for the nine months ended September 30, 2016 and 2015, are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities was $10,963 for the nine months ended September 30, 2016, versus net cash used in operating activities of $297 for the comparable 2015 period, an increase of $11,260. Changes in operating assets and liabilities of $1,498 during the nine months ended September 30, 2016, versus ($3,837) in the comparable 2015 period were primarily due to:

•
accounts receivable decreased $3,901 during the nine months ended September 30, 2016, due to a decrease in days sales outstanding as a result of timing of collections as compared to a $5,267 increase in the comparable 2015 period;

•
prepaid expenses and other current assets decreased $4,333 during the nine months ended September 30, 2016, due to the receipt of VAT refunds and the amortization of prepaid bandwidth expenses compared to a $296 decrease in the comparable 2015 period;

•	other assets decreased $558 during the nine months ended September 30, 2016, due to a decrease in vendor deposits and other long term assets versus a decrease of $1,587 for the comparable 2015 period;

•
accounts payable and other current liabilities decreased $670 during the nine months ended September 30, 2016, versus an increase of $510 for the comparable 2015 period due to timing of vendor payments and the payment of 2015 accrued compensation; and

•	provision for litigation decreased due to our initial payment of $4,500 related to our settlement agreement with Akamai.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2016 and 2017, and potential litigation expenses associated with patent litigation, including any potential payment required on the ultimate outcomes of the associated litigation. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash provided by investing activities was $23,649 for the nine months ended September 30, 2016, versus net cash used in investing activities of $20,654 for the comparable 2015 period. During the nine months ended September 30, 2016, we liquidated our investments in marketable securities in order to provide collateral for the stand-by letter of credit for the previously estimated upper end of our range of potential loss in our intellectual property dispute with Akamai. Upon entering into the settlement agreement with Akamai in August 2016, we were no longer required to provide the stand-by letter of credit removing the restriction on the use of these funds. Refer to Note 11 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, for further information.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the nine months ended September 30, 2016, we made capital expenditures of $4,666, which represented approximately 4% of our total revenue. We currently expect a decrease in capital expenditures in 2016 compared to 2015, as we believe technological enhancements in our software will provide increased capacity in our global network and systems.
Financing Activities
Net cash used in financing activities was $5,087 for the nine months ended September 30, 2016, versus net cash used in financing activities of $863 for the comparable 2015 period. Net cash used in financing activities in the nine months ended September 30, 2016, primarily relates to principal payments made on our capital lease obligations of $4,685 and payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,306, offset by cash received from the exercise of stock options and our employee stock purchase plan of $904.
Net cash used in financing activities in the nine months ended September 30, 2015, related to payments of employee tax withholdings related to the net settlement of vested restricted stock units of $2,279, cash paid for the repurchase of our common stock of $957, and principal payments made on our capital lease obligations of $358, offset by cash received from the exercise of stock options and our employee stock plan of $2,731.

Line of Credit
In October 2016, we entered into the Modification to the Credit Agreement with SVB originally entered into in November 2015. Under the Modification, we have reduced the maximum principal commitment amount from $25,000 to $5,000. The Modification extends the Credit Agreement one year. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2018.
During the three months ended September 30, 2016, we repaid the outstanding balance of $12,790. As of September 30, 2016, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $17,300.
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
The Modification eliminated the financial covenants under the Credit Agreement. Under the Modification, we are required to maintain a minimum liquidity, defined as cash balance at SVB plus availability on the revolver, of $7,500 at all times, measured quarterly, with a minimum of $5,000 of the $7,500 in cash at SVB. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control.
Prior to the Modification, as of September 30, 2016, the Credit Agreement required us to maintain a minimum tangible net worth of $100,000. Tangible net worth is defined as total stockholders’ equity less cash held by our foreign subsidiaries, goodwill and other intangible assets. The tangible net worth requirement would have been adjusted by up to $52,500 upon recording a provision or making a payment related to the Akamai ‘703 Litigation. In addition, the Credit Agreement contained a covenant limiting the maximum unfinanced capital expenditures amount to $25,000 per annum. As of September 30, 2016, we were in compliance with all covenants under the Credit Agreement.
For a more detailed discussion regarding our Credit Agreement, please refer to Note 9 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by restrictive covenants within the Credit Agreement. These restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to the indenture governing the Credit Agreement, or such other debt obligations if for any reason we are unable to comply with our obligations thereunder or that we will be able to refinance our debt on acceptable terms, or at all, should we seek to do so. Any such limitations on borrowing under the Credit Agreement, including payments related to litigation, could have a material adverse impact on our liquidity and our ability to continue as a going concern could be impaired.
Capital leases
We leased equipment under capital lease agreements which extended through 2020. The outstanding balance for capital leases was approximately $1,902 as of December 31, 2015. In August 2016, we paid $4,236, which represented the outstanding balance for our capital lease obligations. As of September 30, 2016, we had no outstanding capital lease obligations.
Share repurchases
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the three months ended March 31, 2015, we purchased and canceled approximately 293 shares. All repurchased shares were canceled and returned to authorized but unissued status. During the nine months ended September 30, 2016, we did not purchase any shares. As of September 30, 2016, we have $9,525 remaining under this share repurchase authorization.

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
The following table presents our contractual obligations and commercial commitments, as of September 30, 2016, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$22,251	$14,812	$7,369	$70	$—
Rack space leases	24,272	12,604	11,550	118	—
Real estate leases	9,397	3,458	4,855	975	109
Total operating leases	55,920	30,874	23,774	1,163	109
Settlement agreement	49,500	18,000	31,500	—	—
Other purchase obligations	58	58	—	—	—
Total commitments	$105,478	$48,932	$55,274	$1,163	$109
Off Balance Sheet Arrangements
As of September 30, 2016, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Our outstanding capital lease obligations bear variable interest rates and are impacted by fluctuations in interest rates. We do not believe that an interest rate increase related to our capital leases would be material to our results of operations. Interest expense on our line of credit will fluctuate as the interest rate for the line of credit floats based, at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of September 30, 2016, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2015, and the nine months ended September 30, 2016, would have been higher by approximately $2,979 and $1,650, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three and nine months ended September 30, 2016 and 2015, sales to our top 20 customers accounted for approximately 62% and 61%, respectively, and 58% and 56%, respectively, of our total revenue. During the three and nine months ended September 30, 2016 and 2015, we had no customer who represented 10% or more of our total revenue. In 2016, we anticipate that our top 20 customer concentration levels will remain consistent with the concentration levels from 2015. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 11 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
Our primary competitors for the content delivery service offering of our Orchestrate Platform include Akamai, Level 3, Amazon, CDNetworks, and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, as a result of the growth in the content delivery market. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
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
We are currently involved in multiple intellectual property lawsuits (see discussion of such lawsuits in Note 11 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q).
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the nine months ended September 30, 2016, sales to our top 20 customers accounted for approximately 61% of our total revenue. During the nine months ended September 30, 2016, we had no customer who represented 10% or more of our total revenue.
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
As of September 30, 2016, we had a goodwill balance of approximately $76,437, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
As of September 30, 2016, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 31% of our outstanding common stock, including approximately 29% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3.    Defaults upon Senior Securities
Not applicable
Item 4.    Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.02	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.3.01	Amended and Restated 2007 Equity Incentive Plan of Limelight Networks, Inc.					X

10.19.01	Amendment to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.					X

10.20	Patent Sublicense Agreement dated August 1, 2016.	8-K	001-33508	10.1	8/1/2016

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE DOCUMENT					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X
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

LIMELIGHT NETWORKS, INC.

Date:	October 27, 2016	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)