Form 10-K
period 2016-12-31
Limelight Networks, Inc.
filed 2017-02-17
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $106.8 million based on the last reported sale price of the common stock on the Nasdaq Global Select Market on June 30, 2016.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 1, 2017: 107,070,376 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:

•	our beliefs regarding trends driving Internet congestion and demands for digital content, as well as requirements for delivering effective digital experiences;

•	our expectations regarding revenue, costs and expenses;

•	our plans regarding investing in our content delivery network, as well as other products and technologies;

•	our beliefs regarding the growth of, and competition within, the content delivery industry;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	our expectations regarding headcount;

•	the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;

•	our plans with respect to investments in marketable securities;

•	our expectations and strategies regarding acquisitions;

•	our expectations regarding litigation and other pending or potential disputes;

•	our estimations regarding taxes and belief regarding our tax reserves;

•	our beliefs regarding the use of Non-GAAP financial measures;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	the sufficiency of our sources of funding;

•	our belief regarding our interest rate risk;

•	our beliefs regarding inflation risks;

•	our beliefs regarding expense and productivity of and competition for our sales force; and

•	our beliefs regarding the significance of our large customers.
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

PART I
Item 1.        Business
Overview
Limelight operates a private, globally distributed, high-performance network and provides a suite of integrated services marketed as the Limelight Orchestrate Platform. These services include content delivery, video content management, website and web application acceleration, website and content security, and cloud storage services.
The services we provide help our customers optimize and deliver digital content to web, mobile, social media, gaming, large screen, and other digital channels. These services provide advanced features to enable digital workflows for video publishing, content distribution for any device, and website and web application acceleration. Limelight services incorporate content and application security, file management, video transformation, distributed storage functionality, and the analytics and reporting associated with them. These services leverage our global network, which provides highly available, highly redundant storage, bandwidth, and computing resources, as well as connectivity to last-mile broadband network providers.
We derive revenue primarily from the sale of components of the Limelight Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services. In addition, we also maintain relationships with resellers that purchase our services for resale to their end customers.
We provide our services to customers that we believe view Internet, mobile, social, and other digital initiatives as critical to their success, including traditional and emerging media companies operating in the television, music, radio, newspaper, magazine, movie, game, software, and social media industries, as well as to enterprises, technology companies, and government entities conducting business online. Our offerings enable our customers to deliver a high quality online experience across all customer interaction channels, and thereby improve brand awareness, drive revenue, and enhance customer relationships.
We are a Delaware corporation formed in 2001. Our principal executive offices are located at 222 South Mill Avenue, 8th Floor, Tempe, Arizona 85281, and our main telephone number is (602) 850-5000. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. We began international operations in 2004. As of December 31, 2016, we had approximately 851 active customers and had a presence in approximately 54 countries throughout the world.
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
Five Trends Driving Internet Congestion
We have identified five trends that point to an Internet of the future in which congestion may cause outages and prevent organizations from delivering the highest quality digital experiences. In this situation, the need and demand for private, global networks to deliver digital content become important. These trends are:

•
Shift to over the top (OTT) consumption for online video. Online video viewership continues to grow as does the number of connected devices for consuming content. In our December 2016 State of Online Video consumer report, we found that more than three-quarters of consumers watch video online each week. More than half of these watch at least two hours per week, with Millennials far exceeding that average. Viewing habits are shifting as well. There’s an increasing use of a multitude of devices to watch online video both inside and outside the home, ranging from computers and tablets to smart phones and streaming devices. This trend reflects that many top-tier content owners have either already launched their content direct-to-consumer (e.g., HBO, CBS, Showtime) or have announced plans to do so. In addition, content owners continue to join forces with media companies (e.g., Sony, Apple, Dish Networks) to launch OTT subscription services enabling consumers to bundle together channels for a fraction of the cost of a cable subscription. As day-to-day consumption of video content shifts to Internet-based delivery, we believe this will put an increasing strain on the Internet placing additional pressure on organizations and service providers to take steps to protect the quality of the end-user experience as this increasing segment of traffic competes with other Internet activities, such as browsing websites and downloading digital content.

•
Broadcast Quality Online Video. Consumers are continuing to consume online streaming video in record numbers. Online video is rapidly growing towards becoming a primary method by which users consume video content, whether it’s via their personal computers, smartphones, tablets, smart televisions or other connected devices. Yet, consumers continue to expect the same quality experience online as they would have in viewing on television. This will put a significant burden on publishers to produce not just compelling content, but also to deliver it in a way that meets changing consumer expectations. To keep up, organizations have been forced to increase quality to provide a “broadcast-like” experience. For example, with the recent advent of 4K resolution devices, several large-scale online video providers are already streaming in this new format that requires, in most cases, four times the bandwidth of a traditional high definition stream. We believe that as more content is made available in 4K resolution (coupled with increasing sales of 4K-ready devices like televisions and computer monitors), more consumers will want to consume the higher-quality content, resulting in increased strain on Internet architecture and infrastructure.

•
Growth of digital downloads. Consumers are becoming more accustomed to making purchases of movies, music, games, and applications digitally from a variety of retailers with the growing availability of higher bandwidth connections to connected devices. As a result, consumers accept larger download sizes. For example, releases of popular games have topped 50 gigabytes (GBs) in size. As digital purchases of massive files increase, we believe that this will cause more strain on the Internet’s infrastructure. We believe that this will result in additional pressure on organizations and service providers to take steps to avoid congestion, latency, lengthening download times, and increasingly interrupted downloads, all of which we believe would undermine an organization’s ability to deliver the best possible digital experience.

•
The Internet of Things (IoT). Connected devices communicate with each other and with server-based resources via the Internet. Although it is unclear as to how much bandwidth this “background communication” will consume, as more devices become connected and begin communicating with each other and other resources, this traffic will compete with other Internet traffic such as streaming video and digital downloads. We believe IoT may complicate an organization’s ability to utilize the Internet to deliver high quality digital experiences.

•
Webpage size. Organizations are building more complex, interactive, and engaging digital experiences that rely heavily on imagery and multimedia content. This trend is reflected in the growing size of webpages. Today's average webpage, for instance, requires users to download 2.3 MB worth of data, according to the HTTP-Archive, a site that tracks website performance and the technologies they use. We believe, through a highly congested Internet, these websites will become increasingly harder to deliver at the level of performance that users expect.

Seven Trends Illustrating Consumer Demand for Digital Content
The Internet is key for today’s digital business. Hypertext transfer protocol (HTTP) and other Internet protocols are critical to enabling organizations to digitize business processes and operations as well as provide the kinds of experiences that consumers worldwide have come to expect across web, mobile, social, and large screen channels. We believe there are seven trends that illustrate a demand for digital content, contribute to the overall usage of the Internet, increase potential congestion, and punctuate the need for a private, global network to meet the level of performance that users expect. We believe these trends are:

•
The continued growth of online video. Consumers are demanding and consuming video, music, and other forms of rich media over the Internet. According to Cisco's Visual Network Index annual report, online video will account for 80% of all Internet traffic by 2019. Based on this trend, we expect that businesses will continue to incorporate video into their digital marketing efforts as a way to further differentiate their message from competitors and generate new opportunities for engagement.

•
Mobile First. We believe that mobile is becoming increasingly important as a primary method users employ to interact with online content, a position supported by our October 2016 State of The User Experience consumer research which indicated that smartphones are the most popular device from which to watch online video. Mobile devices enable consumers to remain connected and engaged with an organization’s content when they are away from their primary computers or TVs and it’s clear that consumers are employing these devices more often to do so. However, in order for those consumers to remain engaged, the experience must be consistent across devices. An organization’s dynamic content and video has to be accessible regardless of device and provide the same engagement and interaction with those users.

•
The continued migration of information technology (IT) services into the cloud. Enterprises may seek to decrease infrastructure expenditures by moving to a “cloud-based” model in which application delivery and storage are available on-demand and paid for on an as-needed basis. We anticipate that the core cloud computing market will continue to grow at a rapid pace as the cloud increasingly becomes a mainstream IT strategy embraced by corporate enterprises and government agencies. According to Gartner, by 2020 the shift to cloud will affect more than $1 trillion in IT spending. The core cloud market includes platform-as-a-service (PaaS) and infrastructure-as-a-service (IaaS) offerings such as content delivery networks (CDN), as well as the cloud-delivered software used to build and manage a cloud environment.

•
Increasing user expectations for digital experience performance. Websites are becoming increasingly complex and large, while user expectations for website performance are becoming more demanding. We anticipate that these demanding consumer expectations will drive a continued need for website and web application acceleration services. The combination of performance expectation coupled with multi-device delivery creates a considerable challenge for most organizations.

•
Increasing need for scalable storage. The amount of data created each year has grown rapidly, and we believe this rapid growth in data production will create demand for flexible and scalable storage mechanisms to support growing libraries of digital content. We anticipate the need for digital content storage to increase because of the growing demand for video and other types of digital content as well as other trends like the continued migration of IT services into the cloud. Organizations must consider their choice of storage solution carefully when the technology is part of a digital content delivery chain as the wrong selection can lead to incremental latency that can undermine digital experience performance.

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

•
Global broadband speed increase. With each passing year, the average broadband connection speed is increasing around the world, especially as governmental agencies (such as the United States Federal Communications Commission) take an active role in ensuring that consumers have access to high-speed connections. The continued increase in speed is illustrative of consumer desire to access multimedia content (e.g. online video, game downloads, interactive web applications) through the Internet and how integral rich, digital experiences have become the way people conduct their lives on a daily basis.

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

•
Reduction of IT involvement. As businesses increasingly rely on cloud-based services they will require more intuitive web-based interfaces that enable adoption and usage of cloud-based services by the entire company or organization, regardless of location, with less direct IT support required.

•
Security. Maintaining effective security is a challenge for any enterprise that operates an Internet presence. Threats, denial of service attacks, viruses, and piracy can impact online web presence in many ways, including compromising personal and sensitive information, loss of customer trust and loyalty, loss of revenue, and negative publicity and brand reputation. Businesses require services that employ a number of software and network features to mitigate the risk of unauthorized access to content and network-related attacks against web properties, digital content, and applications. In 2016, there were a number of high profile security incidents that continue to raise the awareness, and strategic importance of, security in our industry.

•
Business rules-based content delivery. Consumers increasingly expect the ability to consume any form of media content online. To meet this expectation, traditional media companies are making their enormous libraries of content, such as television shows and movies, available for viewing online. Content providers often have regulations with respect to where they can display, or store their content, due to industry requirements or geographic location. Accordingly, companies require powerful features that enable them to control where content is stored, for how long, and in what regions it can be delivered.

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

•
Ability to easily publish and deliver online video. As the consumer demand for online video grows, businesses and organizations may be required to adopt video into their marketing messages. However, there are a host of complexities involved in developing and implementing a “video publishing workflow.” Businesses will require intuitive tools that enable them to manage their video portfolio, and quickly and efficiently publish and deliver their video content at scale with quality performance. Additionally, businesses will require that video content can be converted automatically for playing on any mobile device with the opportunity to integrate advertisements into on-demand assets.

•
Multi-device delivery. With the increasing popularity of smartphones and tablets, businesses and organizations must ensure that their content, whether dynamic web pages or video, display properly in mobile formats. However, adding this requirement to existing content publishing workflows may greatly complicate internal processes that may result in delays for making content available to end users. Additionally, because many mobile devices have separate requirements, businesses will require features for automatically delivering correctly formatted content.

•
Reliability and Consistency. Throughout the path data must traverse to reach a user, problems with the underlying infrastructure supporting the Internet can occur. For example, servers can crash or network connections can fail. Network, datacenter, or service provider outages can mean frustrated users, lost audiences, and missed revenue opportunities. Businesses require a massively redundant network that they can depend on to ensure the reliable and consistent delivery of their digital experiences.

Our Services
We believe our integrated suite of services, coupled with our global network, are responsive to the trends driving Internet growth and address the requirements for delivering effective digital experiences. Our primary services include the following:

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

•
Video content management services help organizations manage, publish, syndicate, analyze, and monetize video content through a cloud-based service. Services also include extensible off-the-shelf video players for quick deployment and monetization features that enable customers to integrate advertising into the video playback experience.

•
Performance services improve web experiences by speeding up the loading of web pages for faster action and providing consistent performance from any geography for dynamic and personalized content, online commerce transactions, and web applications.

•
Cloud-based storage services provide customers with the scalable, redundant, geographically diverse storage of media and enterprise content, offering policies for global geographic placement, content workflow, and business logic controls while maintaining the highest levels of performance for object retrieval.

•
Cloud-based content security services mitigate a variety of attacks against websites and protect against unauthorized access or theft of content. These services include protection against Distributed Denial of Service (DDoS) attacks, Web Application Firewall (WAF) protection, and conditional access controls that restrict access to digital content through rights management, geographic and IP address restriction and HTTP request and response flows.

Our Solutions
We continue to create and launch solutions that help organizations tackle workflow-related challenges in delivering digital content to their customers in addition to marketing our core suite of services. These solutions integrate multiple Limelight Orchestrate services with documented solution architectures that align to specific use cases and industries. Our solutions include the following:

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
Limelight Global Network
Our global network provides highly available, highly redundant storage, bandwidth, and computing resources in support of our services and solutions. This architecture, managed by our proprietary software, automatically responds to network and datacenter outages and disruptions. All of our delivery locations are interconnected via our global network and also connected to multiple Internet backbone and broadband Internet service provider (ISP) networks. This global network has three main features:

•
Densely configured, high-capacity. Our global network consists of dense clusters of specially configured servers organized into large, multi-tiered, logical delivery locations. The extensive storage capacity of these logical locations leads to fewer cache misses to our network of servers than we believe would occur in other CDN architectures and provides significant scalability and responsiveness to surges in end-user demand. The clustering of many high-performance CPUs provides us with aggregated computational power.

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

We continue to expand our architecture through the use of “smart POPs.” These smaller POPs are less dense than our traditional densely-configured metro POPs and are designed to be quickly and more cost-effectively deployed within existing networks. In addition, we continue to explore and implement ways to improve throughput and efficiency of our infrastructure through the use of advanced technologies, hardware tuning, and software refinement that help us deliver more content, more quickly, for less cost.
Segment and Geographic Information
We operate in one industry segment, providing content delivery and related services and solutions for global businesses to help them deliver their digital content across Internet, mobile, and social channels. We operate in three geographic areas - Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific. For the years ended December 31, 2016, 2015, and 2014, approximately 40%, 40%, and 38%, respectively, of our total revenue was derived from our operations outside the

Americas. For the years ended December 31, 2016, 2015, and 2014, we derived approximately 46%, 48%, and 55%, respectively of our international revenue from EMEA and approximately 54%, 52%, and 45%, respectively, of our international revenue from Asia Pacific. During 2016, 2015, and 2014, we had two countries, Japan and the United States that represented more than 10% of our total revenues. For a description of risks attendant to our foreign operations, see the section titled “Risk Factors” set forth in Part 1, Item 1A of this annual report on Form 10-K. For more segment and geographic information, including revenue from customers, a measure of profit or loss, and total assets for each of the last three fiscal years, see our Consolidated Financial Statements included in this annual report on Form 10-K, including Note 22 thereto.
Sales, Service and Marketing
Our sales and service professionals are located in five offices in the United States with an additional nine office locations in EMEA and Asia Pacific. We target media, high tech, software, gaming, enterprise, and other organizations for which the delivery of digital content is critical to the success of their business.
Our sales and service organization includes employees in telesales and field sales, professional services, account management, and solutions engineering. As of December 31, 2016, we had approximately 118 employees in our sales organization. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train, and retain sufficient sales, technical, and global services personnel, and how well we establish and maintain our distribution and reseller relationships. We believe that the complexity of our services will continue to require highly trained global sales and services personnel.
To support our sales efforts and promote the Limelight brand, we conduct marketing programs. Our marketing strategies include an active public relations campaign, advertisements, events and trade shows, strategic alliances, and on-going customer communication programs. As of December 31, 2016, we had 26 employees in our global marketing organization.
Customers
Our customers operate in the media, entertainment, gaming, software, enterprise, retail and other sectors. As of December 31, 2016, we had approximately 851 active customers worldwide, including many widely recognized names in the fields of online video, digital music, news media, games, rich media applications, and software delivery.
For the years ended December 31, 2016, 2015, and 2014, respectively, we had no customer who accounted for 10% or more of our total revenue. In the past, the customers that comprise our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
Security for digital content is measured by the features available for addressing attacks against digital properties (e.g., websites) and protecting content from unauthorized view, transmission, or access.
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
The principal methods of competition in this market include scale, performance, service, ease of use, product features, and price. We believe we are competitive in scale, performance, and price, and have made significant improvements in both service and ease of use. Product feature competition is intense, requiring continuous investment in innovation.
Research and Development
Our research and development organization is responsible for the design, development, testing, and certification of the software, hardware, and network architecture of our global network and support of our content delivery and other Limelight Orchestrate Platform solutions. As of December 31, 2016, we had 167 employees and employee equivalents in our research and development group. Our research and development personnel are primarily located in San Francisco, California; Boston, Massachusetts; Grand Rapids, Michigan; Seattle, Washington; Lviv, Ukraine and at our headquarters in Tempe, Arizona. Our engineering efforts support product development across all of our service areas, as well as innovation related to the global network itself. We test our services to ensure scalability in times of peak demand. We use internally developed and third-party software to monitor and to improve the performance of our network in the major Internet consumer markets around the world where we provide services for our customers. Our research and development expenses were $24,335, $28,016 and $20,965 in 2016, 2015, and 2014, respectively, including stock-based compensation expense of $2,104, $2,236, and $1,477 in 2016, 2015, and 2014, respectively.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations, and contractual protections.
As of December 31, 2016, we had received 135 patents in the United States, expiring between 2023 and 2034, and we had 8 U.S. patent applications pending. We do not have any issued patents in foreign countries. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.
As of December 31, 2016, we had received four trademarks in the United States. Our name, Limelight Networks, has been filed for multiple classes in the United States, Australia, Canada, the European Union, India, Japan, South Korea and Singapore. We have 28 non United States trademarks registered. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.
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
During 2016, we were party to the 2016 Akamai Litigations, which alleged that aspects of our content delivery network infringed upon third party patent rights. More information about the cases are described in further detail under Note 12 “Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K.
Employees
As of December 31, 2016, we had 510 employees and employee equivalents. Of these, 355 are based in the Americas, 112 are based in EMEA and 43 are based in Asia Pacific. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive.
Executive Officers of the Registrant
Our executive officers and their ages and positions as of February 1, 2017 are as follows:

Name	Age	Position
Robert A. Lento	55	President, Chief Executive Officer and Director
Sajid Malhotra	53	Chief Financial Officer
Michael D. DiSanto	44	Chief Administrative and Legal Officer and Secretary
Kurt Silverman	60	Senior Vice President, Development & Delivery
George E. Vonderhaar	56	Chief Sales Officer
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
Sajid Malhotra has served as our Chief Financial Officer since April 2016. Mr. Malhotra has also served as our Interim Chief Financial Officer from December 2015 to April 2016, Chief Strategy Officer from June 2015 to December 2015 and was our Senior Vice President, Strategy, Facilities, Investor Relations and Procurement from March 2014 to June 2015. Prior to joining us, from September 2012 to March 2013, Mr. Malhotra was an independent consultant focused on strategic and financial consulting, communication, and value creation. Prior to that, from 2006 to 2012, Mr. Malhotra was the Senior Vice President of Strategy, Marketing and Mergers and Acquisitions for Convergys Corporation. Prior to joining Convergys, Mr. Malhotra held several senior executive positions with NCR Corporation and AT&T. Mr. Malhotra earned his bachelor’s degree in computer science and a master’s degree of business administration in finance from PACE University in New York.
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
Kurt Silverman has served as our Senior Vice President, Development & Delivery since September 2013. Prior to joining Limelight, Mr. Silverman was CEO and President of Slashsoft Corp., a strategic technology consulting firm for large scale real time systems from May 2012 until September 2013. Prior to that, Mr. Silverman served as SVP of Development and Delivery for Convergys Information Management Group from August 2011 to May 2012. Prior to that, Mr. Silverman held multiple executive management positions, including most recently as Global CTO and SVP Large Global Accounts at Comverse Networks, Inc., CTO and SVP R&D at CSG International, CTO & VP at Lucent/Bell Labs, and VP Development at Kenan Systems Corporation. Mr. Silverman received both a B.S. and M.S from the Massachusetts Institute of Technology.
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
Prices for content delivery services have fallen in recent years and are likely to fall further in the future. We have invested significant amounts in purchasing capital equipment as part of our effort to increase the capacity of our global content delivery network. Our investments in our infrastructure are based upon our assumptions regarding future demand, as well as prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services, or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments, and our gross profit and results of operations may suffer dramatically.
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
A significant portion of our revenue is derived collectively from our video content management services, website and web application acceleration services, and cloud storage services. These services tend to have higher gross margins than our content delivery services. We may not be able to achieve the growth rates in revenue from such services that we or our investors expect or have experienced in the past. If we are unable to achieve the growth rates in revenue that we expect for these service offerings, our revenue and operating results could be significantly and negatively affected.
Our involvement in litigation may have a material adverse effect on our financial condition and operations.
We are currently involved in multiple intellectual property lawsuits (see discussion of such lawsuits in Note 12 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this annual report on Form 10-K).
The outcome of all litigation, including intellectual property litigation, is inherently unpredictable. If we are ultimately held liable for patent infringement in the Akamai and XO Litigation, it could seriously impact our ability to conduct our business and to offer our products and services to our customers. For example, a permanent injunction could prevent us from providing our content delivery services or from delivering certain types of traffic, which could impact the viability of those portions of our business. Similarly, if we are ultimately held liable for patent infringement in either of the 2016 Akamai Litigations, one or more of our products and services could be adversely affected. Any such finding of infringement in either case could also harm our revenue, expenses, market share, reputation, liquidity and overall financial position.
Further, if we are unsuccessful in successfully asserting our claims in the Akamai and XO Litigation, which alleges that both of those companies infringed six of our patents that we believe are critical to the effective and efficient delivery of bytes by a content delivery network, our rights to enforce the intellectual property asserted by us may be impaired or we could lose some or all of our rights to such intellectual property. Similarly, if we are unsuccessful with our counterclaims of patent infringement in either of the 2016 Akamai Litigations, our rights to enforce the intellectual property asserted by us in that case may be impaired or we could lose some or all of our rights to such intellectual property.
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
Our content delivery and other Orchestrate Platform services are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global network infrastructure has to perform well and be reliable for us to be successful. The greater the user traffic and the greater the complexity of our solutions and services, the more resources we will need to invest in additional infrastructure and support. Further, as a result of the ’703 Litigation, we made significant investment in designing and implementing changes to our network architecture. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead to the loss of current and potential customers, which would harm our operating results and financial condition. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the year ended December 31, 2016, sales to our top 20 customers accounted for approximately 62% of our total revenue. During the year ended December 31, 2016, we had no customer who represented 10% or more of our total revenue.
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
As of December 31, 2016, we had a goodwill balance of approximately $76,243, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
Our operations are dependent in part upon communications capacity provided by third party telecommunications providers. A material disruption of the communications capacity we have leased could harm our results of operations, reputation and customer relations.
We lease private line capacity for our backbone from third party providers. Our contracts for private line capacity generally have terms of three to four years. The communications capacity we have leased may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party providers. Also, industry consolidation among communications providers could result in fewer viable market alternatives, which could have an impact on our costs of providing services. Alternative providers are currently available; however, it could be time consuming and expensive to promptly identify and obtain alternative third party connectivity. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity from third party providers on terms commercially acceptable to us or at all, our business and financial results would suffer. Similarly, if we are unable to timely deploy enough network capacity to meet the needs of our customer base or effectively manage the demand for our services, our reputation and relationships with our customers would be harmed, which, in turn, could harm or business, financial condition and results of operations.
We face risks associated with international operations that could harm our business.
We have operations in numerous foreign countries and may continue to expand our sales and support organizations internationally. As part of our business strategy, we intend to expand our international network infrastructure. Expansion could require us to make significant expenditures, including the hiring of local employees or resources, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

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
International operations are subject to significant additional risks not generally faced in our domestic operations, including, but not limited to, risks relating to legal systems that may not adequately protect contract and intellectual property rights, policies and taxation, the physical infrastructure of the country, as well as risks relating to potential political turmoil and currency exchange controls.  There can be no assurance that these international risks will not materially adversely affect our business. For example, our operations include software development and quality assurance activities in Ukraine, which has experienced social unrest in recent years.  Should there be significant productivity losses, or if we become unable to conduct operations in Ukraine in the future, and our contingency plans are unsuccessful in addressing the related risks, our business could be adversely affected.
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
As of December 31, 2016, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 31% of our outstanding common stock, including approximately 28% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our global corporate headquarters is located in approximately 64,000 square feet of leased office space in Tempe, Arizona. We also lease space for a data center and warehouse in Phoenix, Arizona. We lease offices in several other locations in the United States, including in or near San Francisco, California; Lexington, Kentucky; Boston, Massachusetts; Grand Rapids, Michigan; New York, New York; and Seattle, Washington. We also lease offices in Europe and Asia in or near London, England; Paris, France; Munich, Germany; Bangalore, India; Ramat Gan, Israel; Lviv, Ukraine; Tokyo, Japan; Seoul, Korea; and Singapore. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.        Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 12 “Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.
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
The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on The Nasdaq Global Select Market:

	High	Low
2015:
First Quarter	$3.98	$2.52
Second Quarter	$4.43	$3.36
Third Quarter	$4.29	$1.78
Fourth Quarter	$2.22	$1.43
2016:
First Quarter	$1.99	$0.90
Second Quarter	$1.87	$1.17
Third Quarter	$2.04	$1.38
Fourth Quarter	$2.90	$1.70
Holders
As of February 1, 2017, there were 265 holders of record of our common stock.
Dividends
We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.
Issuers Purchases of Equity Securities
None
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2011 and December 31, 2016, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on December 31, 2011 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

This graph assumes an investment on December 31, 2011 of $100 in our common stock (based on the closing sale price of our common stock), and in each of such indices (including the reinvestment of all dividends). Measurement points are to the last trading day for each respective period. The performance shown is not necessarily indicative of future performance.

Item 6.        Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and with “Management Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. On December 23, 2013, we sold our Web Content Management business resulting in a gain on sale of $3,836 which is included in Other, net, for the year ended December 31, 2013. This sale was not treated as a discontinued operation because the operations and cash flows of our Web Content Management business cannot be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company. On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We took a charge in the year ended December 31, 2016 for the full, undiscounted amount of $54,000, per our accounting policy. All information is presented in thousands, except per share amounts, customer count and where specifically noted.

	Limelight Networks, Inc.
	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues	$168,234	$170,912	$162,259	$173,433	$180,236
Cost of revenue:
Cost of services (1)	78,857	84,818	82,176	88,783	85,226
Depreciation — network	18,032	17,975	16,673	22,942	27,992
Total cost of revenue	96,889	102,793	98,849	111,725	113,218
Gross profit	71,345	68,119	63,410	61,708	67,018
Operating expenses:
General and administrative (1)	30,042	25,027	28,176	31,904	34,500
Sales and marketing (1)	32,945	37,868	37,458	41,474	45,044
Research and development (1)	24,335	28,016	20,965	22,003	20,182
Depreciation and amortization	2,452	2,929	3,529	5,804	5,843
Provision for litigation	54,000	—	—	—	—
Total operating expenses	143,774	93,840	90,128	101,185	105,569
Operating loss	(72,429)	(25,721)	(26,718)	(39,477)	(38,551)
Other income (expense):
Interest expense	(918)	(29)	(32)	(76)	(177)
Interest income	123	317	276	321	356
Gain on sale of cost basis investment	—	—	—	—	9,420
Other, net	(98)	1,748	1,821	4,643	(602)
Total other income (expense)	(893)	2,036	2,065	4,888	8,997
Loss from continuing operations before income taxes	(73,322)	(23,685)	(24,653)	(34,589)	(29,554)
Income tax provision (benefit)	603	267	203	387	481
Loss from continuing operations	(73,925)	(23,952)	(24,856)	(34,976)	(30,035)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	—	—	265	(426)	(2,861)
Net loss	$(73,925)	$(23,952)	$(24,591)	$(35,402)	$(32,896)
Net (loss) income per share:
Basic and diluted
Continuing operations	$(0.71)	$(0.24)	$(0.25)	$(0.36)	$(0.30)
Discontinued operations	—	—	—	(0.01)	(0.02)
Total	$(0.71)	$(0.24)	$(0.25)	$(0.37)	$(0.32)
Weighted average shares used in per share calculation:
Basic and diluted	104,350	100,105	98,365	96,851	101,283
_______________

(1)Includes share-based compensation as follows:

	Limelight Networks, Inc.
	Year Ended December 31,
	2016	2015	2014	2013	2012
Cost of services	$1,493	$2,047	$1,956	$1,873	$2,117
General and administrative	7,070	5,398	4,741	5,971	6,511
Sales and marketing	2,792	2,657	2,317	2,245	3,104
Research and development	2,104	2,236	1,477	2,256	2,743
Total	$13,459	$12,338	$10,491	$12,345	$14,475

	Limelight Networks, Inc.
	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$66,187	$73,002	$93,084	$118,462	$127,955
Non-current marketable securities	40	40	40	46	18
Working capital	56,731	86,080	100,218	123,265	137,066
Property and equipment, net	30,352	36,143	32,636	32,905	41,251
Total assets	208,129	225,627	241,341	268,298	304,881
Provision for litigation	18,000	—	—	—	—
Provision for litigation, less current portion	27,000	—	—	—	—
Long-term debt, less current portion	—	1,436	135	358	824
Total stockholders’ equity	137,568	198,097	212,163	237,331	267,230

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
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance, computing platform (our global network) and provide a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration and security, and cloud storage services. The suite of services that we offer collectively comprises our Limelight Orchestrate Platform (the Orchestrate Platform). Our mission is to securely manage and globally deliver digital content, building customer satisfaction through exceptional reliability and performance.
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represent approximately 75% of our total revenue for the year ended December 31, 2016. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
We operate in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own network. Competition and technology advancements have resulted in declining average selling prices in the industry. We believe continued increases in content delivery traffic growth rates, driven by increased consumption of content and larger file sizes, is an important trend that will continue to outpace declining average selling prices in the industry.
For the years ended December 31, 2016, 2015, and 2014, respectively, we had no customer who accounted for 10% or more of our total revenue. Changes in revenue are driven by a small subset of large customers who have low contractually committed obligations.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to optimize our data center footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount slightly increased from 509 at December 31, 2015, to 510 as of December 31, 2016.
On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of December 31, 2016, there remained $45,000 due to Akamai under the terms of the settlement and license agreement.
Please see our discussion in Note 12 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for more information on this and other lawsuits.
In October 2016, we entered into a Loan Modification Agreement (the Modification) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. Please see our discussion in Note 9 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for more information on our line of credit.

Based on current conditions, we expect 2017 revenue to be between $175,000 and $180,000. We expect a 150 basis point improvement in gross margin improvement for the full year. We expect capital expenditures to be approximately $20,000 for the full year.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2016, 2015, and 2014 (in thousands of dollars and as a percentage of total revenue).

	Year Ended December 31,
	2016		2015		2014
Revenues	$168,234	100.0%	$170,912	100.0%	$162,259	100.0%
Cost of revenue	96,889	57.6%	102,793	60.1%	98,849	60.9%
Gross profit	71,345	42.4%	68,119	39.9%	63,410	39.1%
Operating expenses	89,774	53.4%	93,840	54.9%	90,128	55.5%
Provision for litigation	54,000	32.1%	—	—%	—	—%
Operating loss	(72,429)	(43.1)%	(25,721)	(15.0)%	(26,718)	(16.5)%
Total other income (expense)	(893)	(0.5)%	2,036	1.2%	2,065	1.3%
Loss from continuing operations before income taxes	(73,322)	(43.6)%	(23,685)	(13.9)%	(24,653)	(15.2)%
Income tax expense	603	0.4%	267	0.2%	203	0.1%
Loss from continuing operations	(73,925)	(43.9)%	(23,952)	(14.0)%	(24,856)	(15.3)%
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—%	—	—%	265	0.2%
Net loss	$(73,925)	(43.9)%	$(23,952)	(14.0)%	$(24,591)	(15.2)%

Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA from continuing operations and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net loss, adjusted to exclude provision for litigation, share-based compensation, litigation expenses, amortization of intangible assets, the loss on sale of our web content management (WCM) business and discontinued operations. We believe that EBITDA from continuing operations provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA from continuing operations as U.S. GAAP net loss, adjusted to exclude depreciation and amortization, interest expense, the loss on sale of our WCM business, interest and other (income) expense, income tax expense, and discontinued operations. We define Adjusted EBITDA as EBITDA from continuing operations adjusted to exclude provision for litigation, share-based compensation and litigation expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our February 8, 2017, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA from continuing operations and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA from continuing operations and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA from continuing operations and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA from continuing operations and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

•	other companies may calculate Non-GAAP net income (loss), EBITDA from continuing operations and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Year Ended December 31,
	2016	2015	2014
U.S. GAAP net loss	$(73,925)	$(23,952)	$(24,591)
Provision for litigation	54,000	—	—
Share-based compensation	13,459	12,338	10,491
Litigation expenses	7,284	(613)	817
Amortization of intangible assets	14	1,063	1,138
Loss on sale of the WCM business	—	—	62
Income from discontinued operations	—	—	(265)
Non-GAAP net income (loss)	$832	$(11,164)	$(12,348)

Reconciliation of U.S. GAAP Net Loss to EBITDA from Continuing Operations to Adjusted EBITDA
(Unaudited)

	Year Ended December 31,
	2016	2015	2014
U.S. GAAP net loss	$(73,925)	$(23,952)	$(24,591)
Depreciation and amortization	20,484	20,904	20,202
Interest expense	918	29	32
Loss on sale of the WCM business	—	—	62
Interest and other (income) expense	(25)	(2,065)	(2,159)
Income tax expense	603	267	203
Income from discontinued operations	—	—	(265)
EBITDA from continuing operations	$(51,945)	$(4,817)	$(6,516)
Provision for litigation	54,000	—	—
Share-based compensation	13,459	12,338	10,491
Litigation expenses	7,284	(613)	817
Adjusted EBITDA	$22,798	$6,908	$4,792
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
Certain of our revenue arrangements consist of multi-element arrangements. Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. Our multiple-element arrangements may include a combination of some or all of the following: content delivery services, video content management services, performance services for website and web application acceleration and security, professional services, cloud storage and sale of equipment. Each of these products has stand-alone value and is sold separately. In the absence of vendor specific objective evidence (VSOE) or third-party evidence of selling prices, consideration would be allocated based on management’s best estimate of such prices. The deliverables within multiple-element arrangements are provided over the same contract period, and therefore, revenue is recognized over the same period.
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
The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of the annual impairment testing date of October 31, 2016, we determined that goodwill was not impaired. We noted that the estimated fair value of our reporting unit exceeded carrying value by approximately $123,934 or 90%, using the market capitalization plus an estimated control premium of 40% on the annual impairment testing date. There were no indicators of impairment subsequent to the annual impairment testing date.
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
Uncertainty in income taxes is recognized in our financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our unrecognized tax benefit from uncertain tax positions decreased by $138 from January 1, 2016 to December 31, 2016. We anticipate that our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settling potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change. We recognize interest and penalties related to unrecognized tax benefits in our tax provision.
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
Results of Continuing Operations
Comparison of the Years Ended December 31, 2016 and 2015
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the year ended December 31, 2016, compared to December 31, 2015:

	Year Ended December 31,
			Increase	Percent
	2016	2015	(Decrease)	Change
Revenue	$168,234	$170,912	$(2,678)	(1.6)%
Our revenue decreased during the year ended December 31, 2016, versus 2015 primarily due to a decrease in our content delivery revenue, which was driven by a decrease in our average selling price, partially offset by increases in volumes primarily with certain of our larger customers.

Our active customers worldwide decreased to 851 as of December 31, 2016, compared to 963 as of December 31, 2015. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the year ended December 31, 2016 and 2015, sales to our top 20 customers accounted for approximately 62% and 57%, respectively of our total revenue. The customers that comprised our top 20 customers change, and our large customers may not continue to be as significant going forward as they have been in the past.
During the year ended December 31, 2016 and 2015, we had no customer who represented 10% or more of our total revenue.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2016		2015
Americas	$100,421	59.7%	$102,505	60.0%
EMEA	31,326	18.6%	32,505	19.0%
Asia Pacific	36,487	21.7%	35,902	21.0%
Total revenue	$168,234	100.0%	$170,912	100.0%
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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2016		2015
Bandwidth and co-location fees	$56,596	33.6%	$58,608	34.3%
Depreciation - network	18,032	10.7%	17,975	10.5%
Payroll and related employee costs	15,061	9.0%	17,960	10.5%
Share-based compensation	1,493	0.9%	2,047	1.2%
Other costs	5,707	3.4%	6,203	3.6%
Total cost of revenue	$96,889	57.6%	$102,793	60.1%
Our cost of revenue decreased in aggregate dollars and as a percentage of revenue for the year ended December 31, 2016, versus 2015 primarily as a result of the following:

•
decreased payroll and related employee costs due to lower average salary per employee and a reduction in variable compensation. This decrease includes the reduction of payroll and related employee costs resulting from the reorganization of job responsibilities on April 1, 2015 (as further discussed below);

•
decreased bandwidth and co-location fees. Co-location fees decreased as a result of our continued consolidation efforts, partially offset by an increase in bandwidth costs due to higher deliver traffic volume; and

•	decreased other costs primarily due to lower professional fees, travel and facilities expenses.
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

General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2016		2015
Payroll and related employee costs	$7,845	4.7%	$10,105	5.9%
Professional fees and outside services	3,289	2.0%	4,134	2.4%
Share-based compensation	7,070	4.2%	5,398	3.2%
Other costs	11,838	7.0%	5,390	3.2%
Total general and administrative	$30,042	17.9%	$25,027	14.6%
Our general and administrative expense increased in aggregate dollars and increased as a percentage of total revenue for the year ended December 31, 2016, versus 2015. The increase was primarily due to increased other costs, which was driven by increased litigation expenses related to our intellectual property lawsuits and an increase in share-based compensation. Other costs in the year ended December 31, 2015 include a vendor negotiated reduction to litigation expense of $1,200.
These increases were partially offset by decreased payroll and related employee costs, which was driven by lower general and administrative headcount, lower average salary per employee and decreased variable compensation. In addition, professional fees decreased as a result of lower general legal fees.
We expect our general and administrative expenses for 2017 to remain consistent with 2016 in aggregate dollars.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2016		2015
Payroll and related employee costs	$22,379	13.3%	$25,402	14.9%
Share-based compensation	2,792	1.7%	2,657	1.6%
Marketing programs	1,416	0.8%	1,690	1.0%
Other costs	6,358	3.8%	8,119	4.8%
Total sales and marketing	$32,945	19.6%	$37,868	22.2%
Our sales and marketing expense decreased in both aggregate dollars and as a percentage of total revenue for the year ended December 31, 2016, versus 2015. The decrease in sales and marketing expense was primarily as a result of the following:

•	decreased payroll and related employee costs due to lower average salaries for sales and marketing personnel and a reduction in variable compensation;

•	decreased other costs which was primarily lower travel and entertainment expenses, reduced other employee costs and lower professional fees (consulting and recruiting); and

•	decreased marketing and public relations spending related to advertising and trade shows.
These decreases were partially offset by increased share-based compensation costs.
We expect our sales and marketing expenses for 2017 to increase compared with 2016 as we expand our sales force and marketing efforts.

Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2016		2015
Payroll and related employee costs	$18,270	10.9%	$21,445	12.5%
Share-based compensation	2,104	1.3%	2,236	1.3%
Other costs	3,961	2.4%	4,335	2.5%
Total research and development	$24,335	14.5%	$28,016	16.4%
Our research and development expense decreased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2016, versus 2015. The decrease was primarily due to decreased payroll and related employee costs due to decreased headcount and decreased other costs, which was driven by reduced travel and entertainment expenses, reduced professional fees, which were primarily consulting costs, reduced fees and licenses and lower other employee costs.
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
We expect our research and development expenses for 2017 to remain consistent with 2016.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $2,452, or 1.5% of revenue, for the year ended December 31, 2016, versus $2,929, or 1.7% of revenue for 2015. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations. The decrease for the year ended December 31, 2016 was the result of lower amortization of intangible assets.
Interest Expense
Interest expense was $918 for the year ended December 31, 2016, versus $29 for 2015. This increase was primarily due to interest on our line of credit borrowings, capital leases, fees and the amortization of fees associated with our Credit Agreement. See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information related to our Credit Agreement.
Interest Income
Interest income was $123 for the year ended December 31, 2016, versus $317 for 2015. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income (expense) was $(98) for the year ended December 31, 2016, versus $1,748 for 2015. For the year ended December 31, 2016, other income consisted primarily of foreign currency transaction gains and losses, the gain on sale of fixed assets, and the receipt of a state tax refund related to a previously divested business.
For the year ended December 31, 2015, other income consists primarily of foreign currency transaction gains and losses, the $275 gain on the conversion of our investment in a convertible debt security into preferred shares and gain on sale of assets.
Income Tax Expense
Income tax expense from continuing operations for the year ended December 31, 2016, was $603 versus $267 for 2015. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Comparison of the Years Ended December 31, 2015 and 2014
Revenue
The following table reflects our revenue for the year ended December 31, 2015, compared to December 31, 2014:

	Year Ended December 31,
			Increase	Percent
	2015	2014	(Decrease)	Change
Revenue	$170,912	$162,259	$8,653	5.3%
Our revenue increased during the year ended December 31, 2015, versus 2014 primarily due to an increase in our content delivery revenue, which was driven by volume increases with certain of our larger customers, partially offset by a decrease in average selling price.
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
Our cost of revenue increased in aggregate dollars and decreased as a percentage of revenue for the year ended December 31, 2015, versus 2014 primarily as a result of the following:

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
Our general and administrative expense decreased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2015, versus 2014 primarily as a result of the following:

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
Our sales and marketing expense slightly increased in aggregate dollars for the year ended December 31, 2015, versus 2014 but decreased as a percentage of total revenue. The slight increase in sales and marketing expense for the year ended December 31, 2015, was primarily as a result of the following:

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
Our research and development expense increased in aggregate dollars and as a percentage of total revenue for the year ended December 31, 2015, versus 2014, primarily as a result of the following:

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
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $2,929, or 1.7% of revenue, for the year ended December 31, 2015, versus $3,529, or 2.2% of revenue, for 2014. This reduction was primarily due to lower depreciation expenses on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $29 for the year ended December 31, 2015, versus $32 for 2014. Interest expense is primarily comprised of interest paid on capital leases and amortization of fees associated with our Credit Agreement. See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information related to our Credit Agreement.
Interest Income
Interest income was $317 for the year ended December 31, 2015, versus $276 for 2014. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income (expense) was $1,748 for the year ended December 31, 2015, versus $1,821 for 2014. For the year ended December 31, 2015, other income consists primarily of foreign currency transaction gains and losses, the $275 gain on the conversion of our investment in a convertible debt security into preferred shares and gain on sale of assets.
For the year ended December 31, 2014, other income (expense) consists primarily of foreign currency transaction gains and losses, and also includes a working capital adjustment associated with the sale of our WCM business, and gain on sale of assets.

Income Tax Expense
Income tax expense from continuing operations for the year ended December 31, 2015, was $267 versus $203 for 2014. Income tax expense on the loss from continuing operations before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Income (Loss) from Discontinued Operations
Discontinued operations relate to our EyeWonder and chors rich media advertising services. During the three months ended June 30, 2014, we recovered previously written-off receivables.
Liquidity and Capital Resources
As of December 31, 2016, our cash, cash equivalents and marketable securities classified as current totaled $66,187. Included in this amount is approximately $5,653 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. We recorded a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000, per our accounting policy. As of December 31, 2016, there remained $45,000 due to Akamai under the terms of the settlement and license agreement.
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
The major components of changes in cash flows for the years ended December 31, 2016, 2015, and 2014 are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities of continuing operations was $6,558 for the year ended December 31, 2016, versus $6,441 for 2015, an increase of $117. Changes in operating assets and liabilities of ($7,937) during the year ended December 31, 2016, versus ($2,535) in 2015 were primarily due to:

•
accounts receivable increased $760 during the year ended December 31, 2016, due to the timing of billings net of collections, and an increase in our days sales outstanding (DSO) as compared to a $5,210 increase in 2015;

•
prepaid expenses and other current assets decreased $4,648 during the year ended December 31, 2016, due to the receipt of VAT refunds and the amortization of prepaid bandwidth expenses compared to a $194 increase in 2015;

•	other assets decreased $580 during the year ended December 31, 2016, versus a decrease of $3,064 for 2015 primarily due to a reduction in vendor deposits and other long term assets;

•
accounts payable and other current liabilities decreased $1,757 during the year ended December 31, 2016, versus an increase of $85 for 2015 due to the timing of vendor payments and the payment of 2015 accrued compensation;

•	deferred revenue decreased $822 during the year ended December 31, 2016, versus a decrease of $932 for 2015 due to recognition of revenue and churn in our deferred revenue balance; and

•	provision for litigation decreased by $9,000 during the year ended December 31, 2016 as a result of our settlement agreement payments made to Akamai.
Net cash provided by operating activities of continuing operations increased by $5,973 for the year ended December 31, 2015, versus 2014. Changes in operating assets and liabilities of ($2,535) during the year ended December 31, 2015, versus ($3,651) in 2014 were primarily due to:

•
accounts receivable increased $5,210 during the year ended December 31, 2015, due to the timing of billings net of collections, and an increase in our days sales outstanding (DSO) due to longer payment terms with certain large customers as compared to a $1,600 increase in 2014;

•
other assets decreased $3,064 during the year ended December 31, 2015, versus a decrease of $1,607 for 2014 primarily due to the amortization of prepaid bandwidth expenses and a reduction in vendor deposits and other;

•
accounts payable and other current liabilities increased $85 during the year ended December 31, 2015, versus an increase of $122 for 2014 due to the timing of vendor payments, the payment of 2014 accrued compensation and the reversal of accrued legal fees;

•	deferred revenue decreased $932 during the year ended December 31, 2015, versus a decrease of $1,109 for 2014 due to recognition of revenue and churn in our deferred revenue balance.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2017 and potential litigation expenses associated with patent litigation, including any potential payment required on the ultimate outcomes of the associated litigation. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities of continuing operations was $25,373 for the year ended December 31, 2016, versus $18,915 for 2015 and $21,499 for the year ended December 31, 2014. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During 2016, we made capital expenditures of $9,563, which represented approximately 6% of our total revenue. We currently expect an increase in capital expenditures in 2017 compared to 2016, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash used in financing activities of continuing operations was $3,924 for the year ended December 31, 2016, versus $19 for 2015. Net cash used in financing activities in the year ended December 31, 2016, related to payments made on our capital lease obligations of $4,685 and payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,982, offset by cash received from the exercise of stock options and our employee stock purchase plan of $2,743.
Net cash used in financing activities of continuing operations was $19 for the year ended December 31, 2015, versus $5,422 for 2014. Net cash used in financing activities in the year ended December 31, 2015, related to payments made for the purchase of our common stock under our stock repurchase plans of $957, payments of employee tax withholdings related to the net settlement of vested restricted stock units of $2,627 and payments made on our capital lease obligations of $453, offset by cash received from the exercise of stock options and our employee stock purchase plan of $4,018.
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
As of December 31, 2016, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $5,000.
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
Prior to the Modification, as of September 30, 2016, the Credit Agreement required us to maintain a minimum tangible net worth of $100,000. Tangible net worth is defined as total stockholders’ equity less cash held by our foreign subsidiaries, goodwill and other intangible assets. The tangible net worth requirement would have been adjusted by up to $52,500 upon recording a provision or making a payment related to the Akamai ‘703 Litigation. In addition, the Credit Agreement contained a covenant limiting the maximum unfinanced capital expenditures amount to $25,000 per annum. As of December 31, 2016, we were in compliance with all covenants under the Credit Agreement.
For a more detailed discussion regarding our Credit Agreement, please refer to Note 9 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Capital leases
We leased equipment under capital lease agreements which extended through 2020. The outstanding balance for capital leases was approximately $1,902 as of December 31, 2015. During the year ended December 31, 2016, we paid $4,236, which represented the outstanding balance for our capital lease obligations. As of December 31, 2016, we had no outstanding capital lease obligations.
Share repurchases
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. During the year ended December 31, 2016, we did not purchase any shares under this repurchase program. During the years ended December 31, 2015 and 2014, we purchased and canceled approximately 293 and 1,719 shares, respectively. All repurchased shares were canceled and returned to authorized but unissued status. As of December 31, 2016, we have $9,525 remaining under this share repurchase authorization.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth, and computer rack space. These leases expire on various dates ranging from 2017 to 2022. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2017 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.

The following table presents our contractual obligations and commercial commitments, as of December 31, 2016 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$22,539	$14,919	$7,485	$135	$—
Co-location leases	21,011	11,318	9,686	7	—
Real estate leases	8,438	3,265	4,255	864	54
Total operating leases	51,988	29,502	21,426	1,006	54
Settlement agreement	45,000	18,000	27,000	—	—
Total commitments	$96,988	$47,502	$48,426	$1,006	$54
Off Balance Sheet Arrangements
As of December 31, 2016, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Standards.”
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Our outstanding capital lease obligations bear variable interest rates and are impacted by fluctuations in interest rates. We do not believe that an interest rate increase related to our capital leases would be material to our results of operations. Interest expense on our line of credit will fluctuate as the interest rate for the line of credit floats based, at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of December 31, 2016, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2016, would have been higher by approximately $1,963. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2016, 2015, and 2014, sales to our top 20 customers accounted for approximately 62%, 57% and 50%, respectively, of our total revenue. During 2016, 2015 and 2014, we had no customer who represented 10% or more of our total revenue. In 2017, we anticipate that our top 20 customer concentration levels will remain consistent with 2016. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

Item 8.        Financial Statements and Supplementary Data
LIMELIGHT NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limelight Networks, Inc.

We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limelight Networks, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 17, 2017

Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$21,734	$44,680
Marketable securities	44,453	28,322
Accounts receivable, net	27,418	26,795
Income taxes receivable	125	170
Deferred income taxes	88	89
Prepaid expenses and other current assets	4,865	9,578
Total current assets	98,683	109,634
Property and equipment, net	30,352	36,143
Marketable securities, less current portion	40	40
Deferred income taxes, less current portion	1,017	1,252
Goodwill	76,243	76,143
Other assets	1,794	2,415
Total assets	$208,129	$225,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,790	$9,137
Deferred revenue	2,138	2,890
Capital lease obligations	—	466
Income taxes payable	188	204
Provision for litigation	18,000	—
Other current liabilities	12,836	10,857
Total current liabilities	41,952	23,554
Capital lease obligations, less current portion	—	1,436
Deferred income taxes	152	137
Deferred revenue, less current portion	22	92
Provision for litigation, less current portion	27,000	—
Other long-term liabilities	1,435	2,311
Total liabilities	70,561	27,530
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 107,059 and 102,299 shares issued and outstanding at December 31, 2016 and 2015, respectively	107	102
Additional paid-in capital	490,819	477,202
Accumulated other comprehensive loss	(11,038)	(10,812)
Accumulated deficit	(342,320)	(268,395)
Total stockholders’ equity	137,568	198,097
Total liabilities and stockholders’ equity	$208,129	$225,627
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues	$168,234	$170,912	$162,259
Cost of revenue:
Cost of services (1)	78,857	84,818	82,176
Depreciation — network	18,032	17,975	16,673
Total cost of revenue	96,889	102,793	98,849
Gross profit	71,345	68,119	63,410
Operating expenses:
General and administrative	30,042	25,027	28,176
Sales and marketing	32,945	37,868	37,458
Research and development	24,335	28,016	20,965
Depreciation and amortization	2,452	2,929	3,529
Provision for litigation	54,000	—	—
Total operating expenses	143,774	93,840	90,128
Operating loss	(72,429)	(25,721)	(26,718)
Other income (expense):
Interest expense	(918)	(29)	(32)
Interest income	123	317	276
Other, net	(98)	1,748	1,821
Total other income (expense)	(893)	2,036	2,065
Loss from continuing operations before income taxes	(73,322)	(23,685)	(24,653)
Income tax provision	603	267	203
Loss from continuing operations	(73,925)	(23,952)	(24,856)
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	265
Net loss	$(73,925)	$(23,952)	$(24,591)
Net loss per share:
Basic and diluted
Continuing operations	$(0.71)	$(0.24)	$(0.25)
Discontinued operations	—	—	—
Total	$(0.71)	$(0.24)	$(0.25)
Weighted average shares used in per share calculation:
Basic and diluted	104,350	100,105	98,365
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(73,925)	$(23,952)	$(24,591)
Other comprehensive loss, net of tax:
Unrealized loss on investments	(84)	(1)	(68)
Foreign exchange translation loss	(142)	(3,025)	(6,055)
Other comprehensive loss, net of tax	(226)	(3,026)	(6,123)
Comprehensive loss	$(74,151)	$(26,978)	$(30,714)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2013	97,677	$98	$458,748	$(1,663)	$(219,852)	$237,331
Net loss	—	—	—	—	(24,591)	(24,591)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(68)	—	(68)
Foreign currency translation adjustment, net of taxes	—	—	—	(6,055)	—	(6,055)
Exercise of common stock options	522	1	893	—	—	894
Vesting of restricted stock units	2,385	2	(2)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(725)	(1)	(1,643)	—	—	(1,644)
Issuance of common stock under employee stock purchase plan	269	—	488	—	—	488
Purchases of common stock	(1,719)	(2)	(4,681)	—	—	(4,683)
Share-based compensation - continuing operations	—	—	10,491	—	—	10,491
Balance at December 31, 2014	98,409	$98	464,294	(7,786)	(244,443)	212,163
Net loss	—	—	—	—	(23,952)	(23,952)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(1)	—	(1)
Foreign currency translation adjustment, net of taxes	—	—	—	(3,025)	—	(3,025)
Exercise of common stock options	607	1	1,052	—	—	1,053
Vesting of restricted stock units	3,069	3	(3)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(876)	(1)	(2,627)	—	—	(2,628)
Issuance of common stock under employee stock purchase plan	1,383	1	2,965	—	—	2,966
Purchases of common stock	(293)	—	(817)	—	—	(817)
Share-based compensation	—	—	12,338	—	—	12,338
Balance at December 31, 2015	102,299	$102	477,202	(10,812)	(268,395)	198,097
Net loss	—	—	—	—	(73,925)	(73,925)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(84)	—	(84)
Foreign currency translation adjustment, net of taxes	—	—	—	(142)	—	(142)
Exercise of common stock options	850	—	1,243	—	—	1,243
Vesting of restricted stock units	3,753	4	(4)	—	—	—

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Restricted stock units surrendered in lieu of withholding taxes	(1,167)	—	(1,979)	—	—	(1,979)
Issuance of common stock under employee stock purchase plan	1,324	1	1,497	—	—	1,498
Share-based compensation	—	—	12,860	—	—	12,860
Balance at December 31, 2016	107,059	$107	$490,819	$(11,038)	$(342,320)	$137,568

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(73,925)	$(23,952)	$(24,591)
Income from discontinued operations	—	—	265
Net loss from continuing operations	(73,925)	(23,952)	(24,856)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	20,484	20,904	20,202
Share-based compensation	13,459	12,338	10,491
Accrual of provision for litigation	54,000	—	—
Foreign currency remeasurement loss (gain)	585	(1,591)	(2,167)
Deferred income taxes	170	46	(359)
Gain on sale of property and equipment	(514)	—	—
Accounts receivable charges	137	1,037	408
Amortization of premium on marketable securities	67	194	459
Realized loss on sale of marketable securities	32	—	—
Non cash tax benefit associated with sale of discontinued operations	—	—	(59)
Changes in operating assets and liabilities:
Accounts receivable	(760)	(5,210)	(1,600)
Prepaid expenses and other current assets	4,648	(194)	(1,792)
Income taxes receivable	39	44	150
Other assets	580	3,064	1,607
Accounts payable and other current liabilities	(1,757)	85	122
Deferred revenue	(822)	(932)	(1,109)
Income taxes payable	(8)	(80)	(233)
Payments for provision for litigation	(9,000)	—	—
Other long term liabilities	(857)	688	(796)
Net cash provided by operating activities of continuing operations	6,558	6,441	468
Investing activities
Purchases of marketable securities	(45,629)	(16,821)	(25,482)
Sale and maturities of marketable securities	29,315	22,620	22,150
Purchases of property and equipment	(9,563)	(24,714)	(18,581)
Proceeds from sale of property and equipment	504	—	—
Proceeds from the sale of discontinued operations	—	—	414
Net cash used in investing activities of continuing operations	(25,373)	(18,915)	(21,499)
Financing activities
Principal payments on capital lease obligations	(4,685)	(453)	(466)
Payment of employee tax withholdings related to restricted stock vesting	(1,982)	(2,627)	(1,795)
Cash paid for purchase of common stock	—	(957)	(4,542)
Proceeds from employee stock plans	2,743	4,018	1,381
Net cash used in financing activities of continuing operations	(3,924)	(19)	(5,422)
Effect of exchange rate changes on cash and cash equivalents	(207)	(594)	(1,732)
Discontinued operations
Cash used in operating activities of discontinued operations	—	—	(4)
Net decrease in cash and cash equivalents	(22,946)	(13,087)	(28,189)
Cash and cash equivalents, beginning of year	44,680	57,767	85,956
Cash and cash equivalents, end of year	$21,734	$44,680	$57,767
Supplement disclosure of cash flow information
Cash paid during the year for interest	$720	$29	$32
Cash paid during the year for income taxes, net of refunds	$542	$379	$647
Property and equipment acquired through capital leases	$2,659	$2,035	$—
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2016
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
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this annual report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any future periods.
Foreign Currency Translation
We translate assets and liabilities of foreign subsidiaries, whose functional currency is their local currency, at exchange rates in effect at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates. We include accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income (loss).
The functional currency of our international subsidiaries is the local currency. Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the years ended December 31, 2016, 2015, and 2014, we recorded foreign currency translation losses of $142, $3,025, and $6,055, respectively, in our statements of comprehensive loss. During the years ended December 31, 2016, 2015, and 2014, we recorded a foreign currency re-measurement gain (loss) of approximately $(982), $1,341, and $1,489, respectively, in other income (expense) in the consolidated statements of operations.
Recent Accounting Standards
Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, which provides guidance for disclosure of uncertainties about an entity’s ability to continue as a going concern. ASU 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance is effective for us in the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted this guidance effective January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We will adopt this guidance effective January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. While we do not plan to early adopt this ASU, we currently believe once we do adopt this standard, we will use the modified retrospective approach. We are in the initial stages of our evaluation and are continuing to assess the potential impact on our accounting policies and internal control processes including system readiness. We have reviewed several contracts with our largest revenue generating customers and we currently believe the impact on our consolidated financial statements will not be significant as fees are generally earned on actual usage primarily on a month to month basis. We will continue to review additional customer contracts to assess the impact, including evaluating the treatment of upfront costs to obtain these contracts under the new guidance. We do not know and cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.
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
In March 2016, the FASB issued ASU No. 2016-09, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We will adopt the standard effective January 1, 2017. Due to our current NOL and valuation allowance position, the new standard will not immediately cause volatility in our effective tax rates and earnings per share due to the tax effects related to share-based payments being recorded to the income statement. The volatility in future periods will depend on the valuation allowance, our stock price at the awards’ vest dates, and the number of awards that vest in each period. Further, we will not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.
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
In November 2016, the FASB issued ASU No. 2016-18, the amendments in this Update are an improvement to GAAP because they provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity currently in practice today. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. We do not plan to early adopt this ASU. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Revenue Recognition
We derive revenue primarily from the sale of services that comprise components of our Orchestrate Platform. Our customers generally execute contracts with terms of one year or longer, which are referred to as recurring revenue contracts or long-term contracts. These contracts may commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment, or are entirely usage based. We define usage as customer data sent or received using our content delivery service, or content that is hosted or cached by us at the request or direction of our customers. We recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable, and collection is reasonably assured. Should a customer’s usage of our services exceed the monthly minimum commitment, we recognize revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, we recognize revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognize any remaining committed amount for the applicable period in the last month thereof.
Certain of our revenue arrangements consist of multi-element arrangements. Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. Our multiple-element arrangements may include a combination of some or all of the following: content delivery services, video content management services, performance services for website and web application acceleration and security, professional services, cloud storage and sale of equipment. Each of these products has stand-alone value and is sold separately. In the absence of vendor specific objective evidence (VSOE) or third-party evidence of selling prices, consideration would be allocated based on management’s best estimate of such prices. The deliverables within multiple-element arrangements are provided over the same contract period, and therefore, revenue is recognized over the same period.
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
At the inception of a customer contract for service, we make an assessment as to that customer’s ability to pay for the services provided. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense or deferred revenue for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received. Cash received from customers related to sales tax is not included in revenue.
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
Investments in Marketable Securities
Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. We have classified our investments in marketable securities as available-for-sale and as current, as our marketable securities are available to fund current operations, and carry such investments at fair value. Available-for-sale investments are initially recorded at cost with changes in fair value recorded through comprehensive loss. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations. We periodically review our investments for other-than-temporary declines in fair value based on the specific identification method and would write down investments to their fair value if and when an other-than-temporary decline has occurred.

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

Network equipment	3-4 years
Computer equipment and software	3 years
Furniture and fixtures	3-5 years
Other equipment	3-5 years
Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the respective lease term. Repairs and maintenance are charged to expense as incurred.
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired company. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate goodwill might be impaired. We have concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit. The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of our annual impairment testing date of October 31, 2016, management determined that goodwill was not impaired. Management determined that the estimated fair value of its reporting unit exceeded carrying value by approximately $123,934 or 90%, using our market capitalization plus an estimated control premium of 40% on October 31, 2016. There were no indicators of impairment subsequent to the annual impairment testing date.
Our other intangible assets represent existing technologies and customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. Other intangible assets are included in other assets in the accompanying consolidated balance sheets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
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

Long-Lived Assets
We review our long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. We recognize an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. We treat any write-downs as permanent reductions in the carrying amounts of the assets. We believe the carrying amounts of our long-lived assets at December 31, 2016, and 2015, are fully realizable and have not recorded any impairment losses.
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
Advertising Costs
Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of Internet, trade show, and publications advertising, were approximately $1,411, $1,669, and $1,409 for the years ended December 31, 2016, 2015, and 2014, respectively.
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
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

We recognize uncertain income tax positions in our financial statements when it is more-likely-than-not the position will be sustained upon examination.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents approximate fair value due to the nature and short maturity of those instruments. The respective fair values of marketable securities are determined based on quoted market prices or other readily available market information, which approximate fair values. The carrying amounts of accounts receivable, accounts payable, and accrued liabilities reported in the consolidated balance sheets approximate their respective fair values due to the immediate or short-term maturity of these financial instruments.
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
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Commercial paper	8,228	—	6	8,222
Corporate notes and bonds	36,353	—	122	36,231
Total marketable securities	$44,621	$—	$128	$44,493
At December 31, 2016, we evaluated our marketable securities and determined unrealized losses were due to fluctuations in interest rates. We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence as of December 31, 2016. Our intent is to hold these investments to such time as these assets are no longer impaired.
The amortized cost and estimated fair value of the marketable debt securities at December 31, 2016, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$27,920	$—	$52	$27,868
Due after one year and through five years	16,701	—	76	16,625
	$44,621	$—	$128	$44,493

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$12,480	$1	$17	$12,464
Corporate notes and bonds	15,940	2	44	15,898
Total marketable securities	$28,420	$3	$61	$28,362
The amortized cost and estimated fair value of the marketable debt securities at December 31, 2015, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$18,075	$2	$12	$18,065
Due after one year and through five years	10,345	1	49	10,297
	$28,420	$3	$61	$28,362
4. Business Disposition
On December 23, 2013, we sold 100% of the outstanding common stock of our Web Content Management (WCM) business. During the year ended December 31, 2014, we recorded a working capital adjustment of $(62) (expense), related to new information subsequent to the closing of the acquisition, which is included in Other, net in the consolidated statement of operations for the year ended December 31, 2014. This sale was not treated as a discontinued operation because the operations and cash flows of the WCM business cannot be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company.
5. Accounts Receivable
Accounts receivable include:

	December 31,
	2016	2015
Accounts receivable	$28,260	$28,599
Less: credit allowance	(225)	(460)
Less: allowance for doubtful accounts	(617)	(1,344)
Total accounts receivable, net	$27,418	$26,795
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	December 31,	December 31,
	2016	2015
Prepaid bandwidth and backbone	$698	$2,417
VAT receivable	1,296	2,720
Prepaid expenses and insurance	2,321	3,641
Vendor deposits and other	550	800
Total prepaid expenses and other current assets	4,865	9,578
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
The changes in the carrying amount of goodwill for the years ended December 31, 2016, and 2015, were as follows:

Balance, December 31, 2014	$76,133
Foreign currency translation adjustment	10
Balance, December 31, 2015	76,143
Foreign currency translation adjustment	100
Balance, December 31, 2016	$76,243
8. Property and Equipment
Property and equipment include:

	December 31,
	2016	2015
Network equipment	$108,416	$129,172
Computer equipment and software	10,282	11,408
Furniture and fixtures	2,432	2,472
Leasehold improvements	5,127	4,976
Other equipment	182	166
	126,439	148,194
Less: accumulated depreciation	(96,087)	(112,051)
Total property and equipment, net	$30,352	$36,143
During the year ended December 31, 2016, we removed property, plant, and equipment and the associated accumulated depreciation of approximately $31,273 to reflect the retirement of property, plant, and equipment that was fully depreciated and no longer in service.
Cost of revenue depreciation expense related to property and equipment was approximately $18,032, $17,975, and $16,673, respectively, for the years ended December 31, 2016, 2015, and 2014, respectively.
Operating expense depreciation and amortization expense related to property and equipment was approximately $2,438, $1,866, and $2,391, respectively, for the years ended December 31, 2016, 2015, and 2014, respectively.
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
As of December 31, 2016, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $5,000. We had no outstanding borrowings at December 31, 2015, and had availability under the Credit Agreement of approximately $18,000.
As of December 31, 2016, borrowings under the Credit Agreement bear interest at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Credit Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. We incurred a commitment fee (issuance costs) of 0.45% upon entering into the Modification. In addition, there is an unused line fee of 0.375% under the Credit Agreement and 0.30% under the Modification. Commitment fees are included in prepaid expenses and other current assets and as amortized are charged to interest expense. During the year ended December 31, 2016, interest expense was $205 and commitment fees expense and amortization was $321. For the year ended December 31, 2015, interest expense and commitment fees expense and amortization was not material.

Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
The Modification eliminated the financial covenants under the Credit Agreement. Under the Modification, we are required to maintain a minimum liquidity, defined as cash balance at SVB plus availability on the revolver, of $7,500 at all times, measured quarterly, with a minimum of $5,000 of the $7,500 in cash at SVB. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of December 31, 2016, we were in compliance with all covenants under the Credit Agreement.
10. Other Current Liabilities
Other current liabilities include:

	December 31,
	2016	2015
Accrued compensation and benefits	$5,061	$4,786
Accrued cost of revenue	2,178	2,698
Accrued legal fees	262	143
Deferred rent	730	782
Other accrued expenses	4,605	2,448
Total other current liabilities	$12,836	$10,857
11. Other Long Term Liabilities
Other long term liabilities include:

	December 31,
	2016	2015
Deferred rent	$1,186	$1,907
Income taxes payable	249	404
Total other long term liabilities	$1,435	$2,311
12. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing multiple patents assigned to MIT and exclusively licensed by MIT to Akamai. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of U.S. Patent No. 6,108,703 (the ’703 patent) and awarded Akamai damages of approximately $45,500, which included lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. We litigated this matter vigorously for years, during which time the jury verdict was overturned in 2009, and then, after more than six years of appeals by both Akamai and us in the Federal Circuit and the Supreme Court of the United States, the jury verdict was ultimately reinstated. A series of motions and hearings followed the reinstatement, and on July 1, 2016, the District Court entered final judgment in the case. On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We took a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000. As of December 31, 2016, there remained $45,000 due to Akamai under the terms of the settlement and license agreement.
Akamai and XO Litigation
On November 30, 2015, we filed a lawsuit against Akamai and XO Communications in the District Court for the Eastern District of Virginia alleging the infringement of six of our patents covering a broad range of inventions that we believe are critical to the effective and efficient delivery of bytes by a content delivery network (the Akamai and XO Litigation). In April 2016, the District Court denied a request for transfer by Akamai and XO Communications. Akamai also filed counterclaims on April 29, 2016, alleging the infringement of five of its patents. We filed an answer to Akamai’s counterclaims, denying each of the allegations of infringement on May 23, 2016. The case is currently set for a two-week trial commencing on May 1, 2017. At this time, we believe a loss is neither probable nor reasonably possible, and as such, no provision for this lawsuit has been recorded in the consolidated financial statements. We intend to vigorously protect our intellectual property rights in this matter and vigorously defend against each of the counterclaims.
2016 Akamai Litigations
On February 16, 2016, Akamai filed a complaint against us in the District Court for the District of Massachusetts alleging infringement of three of its patents. In April 2016, Akamai amended its complaint by withdrawing one of the asserted patents. We filed our answer to the complaint, denying each of the allegations of infringement, and asserting two counterclaims alleging infringement of two of our patents. On December 28, 2016, Akamai filed a second complaint against us in the District Court for the District of Massachusetts alleging infringement of three additional patents. We are currently evaluating the allegations in the complaint and intend to file a responsive pleading at the appropriate time. At this time, we believe a loss is neither probable nor reasonably possible in either pending matter in the District of Massachusetts, and as such, no provision for these lawsuits have been recorded in the consolidated financial statements. We intend to vigorously defend against Akamai’s claims and vigorously protect our intellectual property rights in these matters.
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
There are many transactions and calculations where the ultimate tax determination is uncertain. In addition, domestic and international taxation laws are subject to change. In the future, we may come under audit, which could result in changes to our tax estimates. We believe we maintain adequate tax reserves, that are not material in amount, to offset potential liabilities that may arise upon audit. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent these estimates ultimately prove to be inaccurate, the associated reserves would be adjusted, resulting in the recording of a benefit or expense in the period in which a change in estimate or a final determination is made.
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

The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Loss from continuing operations	$(73,925)	$(23,952)	$(24,856)
Income from discontinued operations	—	—	265
Net loss	$(73,925)	$(23,952)	$(24,591)
Basic and diluted weighted average outstanding shares of common stock	104,350	100,105	98,365
Basic and diluted loss per share:
Continuing operations	$(0.71)	$(0.24)	$(0.25)
Discontinued operations	—	—	—
Basic and diluted net loss per share	$(0.71)	$(0.24)	$(0.25)
For the years ended December 31, 2016, 2015 and 2014, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Years Ended December 31,
	2016	2015	2014
Employee stock purchase plan	114	134	40
Stock options	71	1,245	664
Restricted stock units	1,122	2,420	1,764
	1,307	3,799	2,468
14. Stockholders’ Equity
Common Stock
On February 12, 2014, our board of directors authorized a $15,000 share repurchase program. Under this program, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases. We did not purchase any shares during the year ended December 31, 2016. During the year ended December 31, 2015, we purchased and canceled 293 shares for $817, including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of December 31, 2016 was approximately 6,490.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the years ended December 31, 2016, 2015, and 2014, we issued 1,324, 954, and 269 shares, respectively, under the ESPP. Total cash proceeds from the purchase of shares under the ESPP were approximately $1,498, $1,511, and $487, respectively for the years ended December 31, 2016, 2015, and 2014. As of December 31, 2016, shares reserved for issuance to employees under this plan totaled 1,318 and we held employee contributions of approximately $222 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors have authorized the issuance of up to 7,500 shares of preferred stock at December 31, 2016. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of December 31, 2016, the Board had not adopted any resolutions for the issuance of preferred stock.
15. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the year ended December 31, 2016, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2015	$(10,768)	$(44)	$(10,812)
Other comprehensive loss before reclassifications	(142)	(128)	(270)
Amounts reclassified from accumulated other comprehensive loss	—	44	44
Net current period other comprehensive loss	(142)	(84)	(226)
Balance, December 31, 2016	$(10,910)	$(128)	$(11,038)
16. Share-Based Compensation
Incentive Compensation Plans
We maintain Incentive Compensation Plans (the Plans) to attract, motivate, retain, and reward high quality executives and other employees, officers, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in the Company. The Plans are intended to be qualified plans under the Internal Revenue Code.
The Plans allow us to award stock option grants and restricted stock units (RSUs) to employees, directors and consultants of the Company. During 2016, we granted awards to employees, directors and consultants. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of our common stock on the date of the grant.
Data pertaining to stock option activity under the Plans are as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2013	15,982	$4.00
Granted	4,215	2.40
Exercised	(522)	1.71
Cancelled	(2,803)	4.15
Balance at December 31, 2014	16,872	3.66
Granted	3,649	2.64
Exercised	(607)	1.73
Cancelled	(5,247)	4.08
Balance at December 31, 2015	14,667	3.33
Granted	3,589	2.22
Exercised	(850)	1.46
Cancelled	(1,389)	3.38
Balance at December 31, 2016	16,017	3.18

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2016:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	—	—	$—	—	$—
$ 1.51 — $ 3.00	11,912	7.9	2.25	6,344	2.27
$ 3.01 — $ 4.50	1,964	5.8	3.72	1,541	3.75
$ 4.51 — $ 6.00	1,006	3.5	5.12	1,006	5.12
$ 6.01 — $ 7.50	380	1.4	6.37	380	6.37
$ 7.51 — $ 15.00	755	1.3	12.27	755	12.27
	16,017			10,026
The weighted-average grant-date fair value of options granted during the years ended December 31, 2016, 2015, and 2014 on a per-share basis was approximately $1.22, $1.38, and $1.45, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2016, 2015, and 2014 was approximately $411, $621, and $449, respectively. The aggregate intrinsic value of options outstanding at December 31, 2016 is approximately $3,457. The weighted average remaining contractual term of options currently exercisable at December 31, 2016 was 5.5 years.
The fair value of options awarded were estimated on the grant date using the following weighted average assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	58.30%	54.53%	66.05%
Expected term, years	5.99	5.99	5.99
Risk-free interest	1.76%	1.80%	1.83%
Expected dividends	—%	—%	—%
Unrecognized share-based compensation related to stock options totaled $7,110 at December 31, 2016. We expect to amortize unvested stock compensation related to stock options over a weighted average period of approximately 2.4 years at December 31, 2016.
The following table summarizes the RSUs outstanding (in thousands):

	Years Ended December 31,
	2016	2015	2014
RSUs with service-based vesting conditions	6,673	6,265	6,820
Each RSU represents the right to receive one share of our common stock upon vesting. The fair value of these RSUs was calculated based upon our closing stock price on the date of grant.

Data pertaining to RSUs activity under the Plans is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)
Balance at December 31, 2013	5,286	$2.24
Granted	5,542	2.33
Vested	(2,385)	2.28
Forfeitures	(1,623)	2.22
Balance at December 31, 2014	6,820	2.30
Granted	4,156	3.00
Vested	(3,069)	2.31
Forfeitures	(1,642)	2.54
Balance at December 31, 2015	6,265	2.70
Granted	5,024	1.76
Vested	(3,753)	2.49
Forfeitures	(863)	2.29
Balance at December 31, 2016	6,673	2.16
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2016, 2015, and 2014 was approximately $1.76, $3.00, and $2.33, respectively. The total intrinsic value of the units vested during the years ended December 31, 2016, 2015, and 2014 was approximately $9,363, $7,088, and $5,469, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2016 is $16,816.
At December 31, 2016 there was approximately $12,244 of total unrecognized compensation costs related to RSUs. That cost is expected to be recognized over a weighted-average period of approximately 2.12 years as of December 31, 2016.
Total unrecognized aggregate share-based compensation expense totaled approximately $19,354 at December 31, 2016, which is expected to be recognized over a weighted average period of approximately 2.22 years.
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Years Ended December 31,
	2016	2015	2014
Share-based compensation expense by type:
Stock options	$3,742	$4,131	$4,704
Restricted stock units	9,121	7,620	5,609
ESPP	596	587	178
Total share-based compensation expense	$13,459	$12,338	$10,491
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$1,493	$2,047	$1,956
General and administrative expense	7,070	5,398	4,741
Sales and marketing expense	2,792	2,657	2,317
Research and development expense	2,104	2,236	1,477
Total share-based compensation expense	$13,459	$12,338	$10,491
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
The stock for salary program permits eligible participants to receive 0, 25, 50, 75, or 100% of his or her 2016 salary (including any increases that may occur during the year) in shares of our common stock. On the last trading day of each calendar month, each participant will receive the number of shares of our common stock determined by dividing (i) 1/12th of his or her enrolled salary by (ii) the trailing 30-day closing average of our common stock, rounded up to the nearest whole share. Once an election is made, it runs for the full year 2016 and is irrevocable. Participation levels may not be changed after the close of the enrollment period. Once purchased, there is no vesting period for the shares. During 2016, our Chief Executive Officer and two of his direct reports participated in the program. Each of the three participants elected to receive 50% of their respective salary in stock. As a result of their participation in the program, we issued 335 shares of common stock and recorded $572 of stock based compensation expense.
17. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of our initial public offering (IPO), became holders of more than 10% of our common stock. On June 14, 2007, upon the closing of our IPO, all outstanding shares of our Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. As of December 31, 2016, Goldman, Sachs & Co. owned approximately 28% of our outstanding common stock. As of December 31, 2015, and 2014, respectively, Goldman, Sachs & Co. owned approximately 30% and 31% of our outstanding common stock.
We sold services to entities owned, in whole or in part, by certain of our executive officers and previous directors. Revenue derived from related parties was less than 1% of total revenue for the year ended December 31, 2014. Total outstanding accounts receivable from all related parties as of December 31, 2014 were not material. We had no material related party transactions during the years ended December 31, 2016 and 2015.
18. Leases and Purchase Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of December 31, 2016 are as follows:

2017	$3,265
2018	2,905
2019	1,350
2020	505
2021	359
Thereafter	54
Total minimum payments	$8,438
Purchase Commitments
We have non-cancellable long-term commitments for bandwidth usage and co-location with various networks and Internet service providers or ISPs.
The following summarizes minimum commitments as of December 31, 2016:

2017	$26,237
2018	13,685
2019	3,486
2020	133
2021	9
Thereafter	—
Total minimum payments	$43,550
Rent and operating expense relating to these operating lease agreements and bandwidth and co-location agreements was approximately $59,415, $61,571, and $58,228, respectively, for the years ended December 31, 2016, 2015, and 2014.

Capital Leases
We leased equipment under capital lease agreements which extend through 2020. The outstanding balance for capital leases was approximately $1,902 as of December 31, 2015. As of December 31, 2016, we had no outstanding capital lease obligations. The assets acquired under capital leases and related accumulated amortization are included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation - network (cost of revenue) and depreciation and amortization expense (operating expenses), depending on the nature of the asset, in the consolidated statements of operations. Interest expense related to capital leases was approximately $339, $14, and $32, respectively, for the years ended December 31, 2016, 2015, and 2014.
19. Concentrations
During the years ended December 31, 2016, 2015, and 2014, we had no customer who represented 10% or more of total revenue.
Revenue from customers located within the United States, our country of domicile, was approximately $94,105, $96,469, and $93,678, respectively, for the years ended December 31, 2016, 2015, and 2014.
During the years ended December 31, 2016, 2015, and 2014, we had two countries, Japan and the United States, which accounted for 10% or more of our total revenues.
20. Income Taxes
Our loss from continuing operations before income taxes consists of the following:

	Years Ended December 31,
	2016	2015	2014
Loss from continuing operations before income taxes:
United States	$(74,130)	$(24,105)	$(25,025)
Foreign	808	420	372
	$(73,322)	$(23,685)	$(24,653)
The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$(143)
State	103	103	26
Foreign	330	210	680
Total current	433	313	563
Deferred:
Federal	15	17	15
State	—	—	—
Foreign	155	(63)	(375)
Total deferred	170	(46)	(360)
Total provision	$603	$267	$203

A reconciliation of the U.S. federal statutory rate to our effective income tax rate is shown in the table below:

	Years Ended December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(25,663)	35.0%	$(8,290)	35.0%	$(8,629)	35.0%
Valuation allowance	23,184	(31.6)%	3,821	(16.0)%	7,424	(30.0)%
Foreign income taxes	338	(0.5)%	86	(0.5)%	(26)	—%
State income taxes	100	(0.2)%	92	(0.5)%	26	—%
Non-deductible expenses	323	(0.4)%	552	(2.0)%	1,335	(6.0)%
Uncertain tax positions	(136)	0.2%	(86)	—%	201	(1.0)%
Share-based compensation	2,439	(3.3)%	4,064	(17.0)%	—	—%
Other	18	—%	28	—%	(128)	1.0%
Provision for income taxes	$603	(0.8)%	$267	(1.0)%	$203	(1.0)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Share-based compensation	$10,463	$11,090
Net operating loss and tax credit carry-forwards	52,798	43,600
Legal settlement	17,151	—
Deferred revenue	878	1,306
Accounts receivable reserves	235	518
Fixed assets	3,317	3,172
Other	771	1,041
Total deferred tax assets	85,613	60,727
Deferred tax liabilities:
Prepaid expenses	(112)	(128)
Other	(323)	(154)
Total deferred tax liabilities	(435)	(282)
Valuation allowance	(84,226)	(59,241)
Net deferred tax assets	$952	$1,204
In addition to the deferred tax assets listed in the table above, we have unrecorded tax benefits of $13,860 and $13,660 at December 31, 2016 and December 31, 2015, respectively, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction associated with employee stock options and RSUs, which, if subsequently realized will be recorded to contributed capital. As a result of net operating loss (NOL) carryforwards, we were not able to recognize the excess tax benefits of stock option deductions because the deductions did not reduce income tax payable. Although not recognized for financial reporting purposes, this unrecorded tax benefit is available to reduce future income and is incorporated into the disclosed amounts of our federal and state NOL carryforwards, discussed below.
The federal and state NOL carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. At December 31, 2016, we had $152,100 federal and $98,300 state NOL carryforwards, including the NOLs discussed in the preceding paragraph. Our federal NOL will begin to expire in 2027 and the state NOL carryforwards will begin to expire in 2017. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). We did not have any state tax credit carryforwards as of December 31, 2016.
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
A valuation allowance has been recorded against our deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries as management cannot conclude that it is more-likely-than-not that these assets will be realized. As of December 31, 2016, no valuation allowance was provided on $1,600 of deferred tax assets associated with certain NOLs because it was believed that they will be used to offset our liabilities relating to our uncertain tax positions.
Estimated liabilities for unrecognized tax benefits are included in “other liabilities” on the consolidated balance sheet. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which we operate. As of December 31, 2016, unrecognized tax benefits were $1,830, of which approximately $233, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances.
A summary of the activities associated with our reserve for unrecognized tax benefits, interest and penalties follow:

Unrecognized Tax Benefits
Balance at January 1, 2015	$2,043
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	—
Settlements	(26)
Adjustment related to foreign currency translation	(18)
Reductions related to the lapse of applicable statute of limitations	(31)
Reduction for tax positions of prior years	—
Balance at December 31, 2015	1,968
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	—
Settlements	—
Adjustment related to foreign currency translation	(7)
Reductions related to the lapse of applicable statute of limitations	(131)
Reduction for tax positions of prior years	—
Balance at December 31, 2016	$1,830
We recognize interest and penalties related to unrecognized tax benefits in our tax provision. As of December 31, 2016, we had an interest and penalties accrual related to unrecognized tax benefits of $16, which decreased during 2016 by $7. We anticipate our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settled potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change.
We file income tax returns in jurisdictions with varying statues of limitations. Tax years 2013 through 2015 remain subject to examination by federal tax authorities. Tax years 2012 through 2015 generally remain subject to examination by state tax authorities. As of December 31, 2016, we are not under any federal or state income tax examinations.
Income taxes have not been provided on a portion of the undistributed earnings of our foreign subsidiaries over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all of such earnings were reinvested indefinitely. The undistributed earnings of our foreign subsidiaries were approximately $1,600 at December 31, 2016. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic subsidiaries, or if we sell our investment in such subsidiaries. A hypothetical calculation of the deferred tax liability, assuming those earnings were remitted, is not practicable.

21. 401(k) Plan
We manage the Limelight Networks 401(k) Plan covering effectively all of our employees. The plan is a 401(k) profit sharing plan in which participating employees are fully vested in any contributions they make.
We will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Our employees may elect to reduce their current compensation up to the statutory limit. We made matching contributions of approximately $1,345, $1,434, and $1,225 during the years ended December 31, 2016, 2015, and 2014, respectively.
22. Segment Reporting and Geographic Information
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Years Ended December 31,
	2016		2015		2014
Americas	$100,421	59.7%	$102,505	60.0%	$101,302	62.5%
EMEA	31,326	18.6%	32,505	19.0%	33,630	20.7%
Asia Pacific	36,487	21.7%	35,902	21.0%	27,327	16.8%
Total revenue	$168,234	100.0%	$170,912	100.0%	$162,259	100.0%
The following table sets forth long-lived assets by geographic area:

	Years Ended December 31,
	2016	2015	2014
Long-lived Assets
Americas	$18,665	$19,692	$22,505
International	11,687	16,466	11,202
Total long-lived assets	$30,352	$36,158	$33,707
23. Fair Value Measurements
We evaluate our financial instruments within the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1 - defined as observable inputs such as quoted prices in active markets;
Level 2 - defined as other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of December 31, 2016, and 2015, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements at December 31, 2016:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$301	$301	$—	$—
Certificate of deposit (1)	40	—	40	—
Commercial paper (1)	8,222	—	8,222	—
Corporate notes and bonds (1)	36,231	—	36,231	—
Total assets measured at fair value	$44,794	$301	$44,493	$—
  ___________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
The following is a summary of fair value measurements at December 31, 2015:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$725	$725	$—	$—
Corporate notes and bonds (1)	15,898	—	15,898	—
Certificate of deposit (1)	12,464	—	12,464	—
Total assets measured at fair value	$29,087	$725	$28,362	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
During the year ended December 31, 2015, a $1,000 convertible debt security, classified as Level 3 in the fair value hierarchy as of December 31, 2014, was converted into preferred shares of the issuing entity. As a result of the conversion, we recognized a gain of $275, related to a beneficial conversion feature, which is included in other income (expense) in our statement of operations for the year ended December 31, 2015. After conversion, the cost basis investment transferred out of a Level 3 marketable security to other assets in our consolidated balance sheet. At December 31, 2015 and 2016, the investment is carried at cost of $1,275 and is evaluated for impairment quarterly or when events or changes in circumstances indicate the carrying value of the investment may exceed its fair value. As of December 31, 2016, no indicators of impairment were identified.
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
24. Quarterly Financial Results (unaudited)
The following tables sets forth certain unaudited quarterly results of operations for the years ended December 31, 2016 and 2015. Amounts may not foot due to rounding.
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

	For the Three Months Ended
	March 31, 2016	June 30, 2016 (a)	Sept. 30, 2016	Dec. 31, 2016
Revenues	$41,422	$43,560	$39,473	$43,778
Gross profit	$16,644	$18,800	$16,238	$19,662
Loss from continuing operations	$(5,946)	$(57,938)	$(6,122)	$(3,919)
Net loss	$(5,946)	$(57,938)	$(6,122)	$(3,919)
Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.56)	$(0.06)	$(0.04)
Basic and diluted net loss per share	$(0.06)	$(0.56)	$(0.06)	$(0.04)
Basic and diluted weighted average common shares outstanding	102,693	103,904	104,860	105,942
(a) During the quarter ended June 30, 2016, we recorded a $54,000 provision for litigation related to the Akamai settlement and license agreement.

	For the Three Months Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Revenues	$42,329	$43,795	$42,049	$42,739
Gross profit	$16,519	$18,148	$15,911	$17,540
Loss from continuing operations	$(5,683)	$(6,362)	$(7,762)	$(4,145)
Net loss	$(5,683)	$(6,362)	$(7,762)	$(4,145)
Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.06)	$(0.08)	$(0.04)
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.08)	$(0.04)
Basic and diluted weighted average common shares outstanding	98,636	99,841	100,552	101,391
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limelight Networks, Inc.

We have audited Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Limelight Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Limelight Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limelight Networks, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 17, 2017

Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is included under the captions “Proposal One: Election of Directors,” “— Information About the Directors and Nominees,” and “Board of Directors Meetings and Committees — Nominating and Governance Committee” in our Proxy Statement related to the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item regarding our Audit Committee is included under the caption “Board of Directors Meetings and Committees” in our Proxy Statement related to the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.
The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Executive Compensation and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
We have adopted a code of ethics and business conduct that applies to our Chief Executive Officer, Chief Financial Officer and all other principal executive and senior financial officers and all employees, officers and directors. This code of ethics and business conduct is posted on our website. The Internet address for our website is www.limelight.com, and the code of ethics may be found from our main webpage by clicking first on “About Limelight” and then on “Investors Home”, next on “Corporate Governance”, and finally on “Code of Ethics” under Governance Documents.
We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Ethics” as specified above.
Item 11.     Executive Compensation
The information appearing under the headings “Executive Compensation and Other Matters,” “— Director Compensation,” “Board of Directors Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” and “— Compensation Committee Report” in our Proxy Statement related to the 2017 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information regarding our current equity compensation plans as of December 31, 2016 (shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,017	$3.18	6,490
Equity compensation plans not approved by security holders	—	—	—
Total	16,017	$3.18	6,490
Item 13.     Certain Relationships, Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the heading “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the headings “Proposal One: Election of Directors” and “Board of Directors Meetings and Committees — Board Independence,” in each case in our Proxy Statement related to the 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.     Principal Accountant Fees and Services
The information required by this item is included under the headings “Audit Committee Report—Principal Accountant Fees and Services” and “— Audit Committee Pre-Approval Policy,” in each case in our Proxy Statement related to the 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV
Item 15.     Exhibits and Financial Statement Schedules.

(a)	Documents included in this annual report on Form 10-K.

(1)	Financial Statements. See Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	Financial Schedules. The schedule listed below is filed as part of this annual report on Form 10-K:

Page
Schedule II — Valuation and Qualifying Accounts	84
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

LIMELIGHT NETWORKS, INC.

Date:	February 17, 2017	By:	/S/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)
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

Signature	Title	Date

/S/ ROBERT A. LENTO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2017
Robert A. Lento

/S/ SAJID MALHOTRA	Chief Financial Officer (Principal Financial Officer)	February 17, 2017
Sajid Malhotra

/S/ DANIEL R. BONCEL	Vice President, Finance (Principal Accounting Officer)	February 17, 2017
Daniel R. Boncel

/S/ WALTER D. AMARAL	Non-Executive Chairman of the Board and Director	February 17, 2017
Walter D. Amaral

/S/ JEFFREY T. FISHER	Director	February 17, 2017
Jeffrey T. Fisher

/S/ JOSEPH H. GLEBERMAN	Director	February 17, 2017
Joseph H. Gleberman

/S/ MARK MIDLE	Director	February 17, 2017
Mark Midle

/S/ DAVID C. PETERSCHMIDT	Director	February 17, 2017
David C. Peterschmidt

LIMELIGHT NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2014:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$2,010	408	(230)	354	$1,834
Deferred tax asset valuation allowance	$47,166	7,488	—	—	$54,654
Year ended December 31, 2015:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,834	1,037	81	1,148	$1,804
Deferred tax asset valuation allowance	$54,654	4,587	—	—	$59,241
Year ended December 31, 2016:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,804	137	(234)	864	$843
Deferred tax asset valuation allowance	$59,241	24,985	—	—	$84,226

INDEX TO EXHIBITS
___________

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(2)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

4.2(3)	Amended and Restated Investors’ Rights Agreement dated July 12, 2006.

10.1(3)	Form of Indemnification Agreement for directors and officers.

10.2(3)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(3)	2007 Equity Incentive Plan and form of agreement thereunder.

10.3.01(4)	Amended and Restated 2007 Equity Incentive Plan of Limelight Networks.

10.4(5)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.5(6)	Master Executive Bonus and Management Bonus Plan.

10.6(7)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.7(8)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.8(9)	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.

10.9(10)	Interim CEO Employment Agreement between the Registrant and Robert A. Lento dated November 8, 2012.

10.10(11)	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.

10.10.01(12)	First Amendment to Employment agreement between the Registrant and Robert A. Lento dated as of February 23, 2016.

10.11(13)	Employment Agreement between the Registrant and George Vonderhaar dated January 22, 2013.

10.11.01(14)	Amendment to Employment Agreement between the Registrant and George Vonderhaar dated June 19, 2015.

10.11.02(15)	Second Amendment to Employment agreement between the Registrant and George Vonderhaar dated as of February 23, 2016.

10.12(16)	Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.13(17)	Employment Agreement between the Registrant and Peter J. Perrone dated July 23, 2013.

10.13.01(18)	Amendment to Employment Agreement between the Registrant and Peter J. Perrone dated June 19, 2015.

10.13.02(19)	Transition and employment agreement between the Registrant and Peter J. Perrone dated November 17, 2015.

10.14(20)	Employment Agreement between the Registrant and Sajid Malhotra dated March 24, 2014.

10.14.01(21)	Amendment to Employment Agreement between the Registrant and Sajid Malhotra dated June 18, 2015.

10.14.02(22)	Second Amendment to Employment agreement between the Registrant and Sajid Malhotra dated as of February 23, 2016.

10.15(23)	Employment Agreement between the Registrant and Michael DiSanto effective April 1, 2015.

10.15.01(24)	Second Amendment to Employment agreement between the Registrant and Michael D. DiSanto dated as of February 23, 2016.

10.16(25)	Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.

10.16.01(26)	Amendment to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.

10.17	Employment Agreement between the Registrant and Kurt Silverman dated August 20, 2013.

10.17.01(27)	First Amendment to Employment agreement between the Registrant and Kurt Silverman dated as of February 23, 2016.

10.18(28)	Form of 2016-2017 Retention Bonus Plan Agreement.

10.19(29)	Patent Sublicense Agreement dated August 1, 2016.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT.

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.
____________

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2011.

(2)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on February 29, 2013.

(3)
Incorporated by reference to the same number exhibit of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(4)	Incorporated by reference to Exhibit 10.3.01 of the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016.

(5)
Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(6)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.

(7)	Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.

(8)	Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.

(9)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(10)	Incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(11)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2013.

(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(13)	Incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(14)	Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on June 19, 2015.

(15)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(16)	Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(17)	Incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(18)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on June 19, 2015.

(19)	Incorporated by reference to Exhibit 10.16.02 of the Registrant's Annual Report on Form 10-K filed on February 11, 2016.

(20)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2015.

(21)	Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on June 19, 2015.

(22)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(23)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015.

(24)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(25)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on November 3, 2015.

(26)	Incorporated by reference to Exhibit 10.19.01 of the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016.

(27)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(28)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(29)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 1, 2016.

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