Form 10-K/A
period 2016-12-31
Limelight Networks, Inc.
filed 2017-02-21
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Limelight Networks, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Form 10-K”), filed with the Securities and Exchange Commission on February 17, 2017 (“Original Filing”), solely to include Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, which was inadvertently omitted from the original filing.
Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing and does not modify or update in any way disclosures made in the original Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
PART IV
Item 15. Exhibits, Financial Statement Schedules
We have filed the following documents as part of this report:

1.	Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets*
Consolidated Statements of Operations*
Consolidated Statements of Comprehensive Loss*
Consolidated Statements of Stockholders Equity*
Consolidated Statements of Cash Flows*
Notes to Consolidated Financial Statements*

2.	Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3.	Exhibits
See the Exhibit Index immediately following the signature page of this report.
* Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 17, 2017, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2017                Limelight Networks, Inc.

By: /s/ Sajid Malhotra
Sajid Malhotra, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
___________

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(2)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

4.2(3)	Amended and Restated Investors’ Rights Agreement dated July 12, 2006.

10.1(3)	Form of Indemnification Agreement for directors and officers.

10.2(3)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(3)	2007 Equity Incentive Plan and form of agreement thereunder.

10.3.01(4)	Amended and Restated 2007 Equity Incentive Plan of Limelight Networks.

10.4(5)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.5(6)	Master Executive Bonus and Management Bonus Plan.

10.6(7)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.7(8)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.8(9)	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.

10.9(10)	Interim CEO Employment Agreement between the Registrant and Robert A. Lento dated November 8, 2012.

10.10(11)	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.

10.10.01(12)	First Amendment to Employment agreement between the Registrant and Robert A. Lento dated as of February 23, 2016.

10.11(13)	Employment Agreement between the Registrant and George Vonderhaar dated January 22, 2013.

10.11.01(14)	Amendment to Employment Agreement between the Registrant and George Vonderhaar dated June 19, 2015.

10.11.02(15)	Second Amendment to Employment agreement between the Registrant and George Vonderhaar dated as of February 23, 2016.

10.12(16)	Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.13(17)	Employment Agreement between the Registrant and Peter J. Perrone dated July 23, 2013.

10.13.01(18)	Amendment to Employment Agreement between the Registrant and Peter J. Perrone dated June 19, 2015.

10.13.02(19)	Transition and employment agreement between the Registrant and Peter J. Perrone dated November 17, 2015.

10.14(20)	Employment Agreement between the Registrant and Sajid Malhotra dated March 24, 2014.

10.14.01(21)	Amendment to Employment Agreement between the Registrant and Sajid Malhotra dated June 18, 2015.

10.14.02(22)	Second Amendment to Employment agreement between the Registrant and Sajid Malhotra dated as of February 23, 2016.

10.15(23)	Employment Agreement between the Registrant and Michael DiSanto effective April 1, 2015.

10.15.01(24)	Second Amendment to Employment agreement between the Registrant and Michael D. DiSanto dated as of February 23, 2016.

10.16(25)	Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.

10.16.01(26)	Amendment to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.

10.17*	Employment Agreement between the Registrant and Kurt Silverman dated August 20, 2013.

10.17.01(27)	First Amendment to Employment agreement between the Registrant and Kurt Silverman dated as of February 23, 2016.

10.18(28)	Form of 2016-2017 Retention Bonus Plan Agreement.

10.19(29)	Patent Sublicense Agreement dated August 1, 2016.

21.1*	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT.

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.
____________

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2011.

(2)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on February 29, 2013.

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

(6)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.

(7)	Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.

(8)	Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.

(9)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(10)	Incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(11)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2013.

(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(13)	Incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(14)	Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on June 19, 2015.

(15)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(16)	Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(17)	Incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(18)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on June 19, 2015.

(19)	Incorporated by reference to Exhibit 10.16.02 of the Registrant's Annual Report on Form 10-K filed on February 11, 2016.

(20)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2015.

(21)	Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on June 19, 2015.

(22)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(23)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015.

(24)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(25)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on November 3, 2015.

(26)	Incorporated by reference to Exhibit 10.19.01 of the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016.

(27)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(28)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(29)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 1, 2016.

*	Previously filed with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2017.
**	Previously furnished with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2017.

†	Confidential treatment has been requested or granted for portions of this exhibit by the Securities and Exchange Commission.