Form 10-Q
period 2017-03-31
Limelight Networks, Inc.
filed 2017-04-25
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of April 20, 2017: 107,978,117 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2017

Special Note Regarding Forward-Looking Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:

•	our beliefs regarding delivery traffic growth trends and demand for digital content;

•	our expectations regarding revenue, costs and expenses;

•	our plans regarding investing in our content delivery network, as well as other products and technologies;

•	our beliefs regarding the growth of, and competition within, the content delivery industry;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	our expectations regarding headcount;

•	the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;

•	our plans with respect to investments in marketable securities;

•	our expectations and strategies regarding acquisitions;

•	our expectations regarding litigation and other pending or potential disputes;

•	our estimations regarding taxes and belief regarding our tax reserves;

•	our beliefs regarding the use of Non-GAAP financial measures;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	the sufficiency of our sources of funding;

•	our belief regarding our interest rate risk;

•	our beliefs regarding inflation risks;

•	our beliefs regarding expense and productivity of and competition for our sales force; and

•	our beliefs regarding the significance of our large customers.
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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,152	$21,734
Marketable securities	41,676	44,453
Accounts receivable, net	26,191	27,418
Income taxes receivable	99	125
Prepaid expenses and other current assets	3,989	4,865
Total current assets	91,107	98,595
Property and equipment, net	30,204	30,352
Marketable securities, less current portion	40	40
Deferred income taxes	1,193	1,105
Goodwill	76,702	76,243
Other assets	1,806	1,794
Total assets	$201,052	$208,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,558	$8,790
Deferred revenue	1,845	2,138
Income taxes payable	193	188
Provision for litigation	18,000	18,000
Other current liabilities	10,600	12,836
Total current liabilities	39,196	41,952
Deferred income taxes	154	152
Deferred revenue, less current portion	13	22
Provision for litigation, less current portion	22,500	27,000
Other long-term liabilities	1,238	1,435
Total liabilities	63,101	70,561
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 107,979 and 107,059 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	108	107
Additional paid-in capital	493,567	490,819
Accumulated other comprehensive loss	(10,067)	(11,038)
Accumulated deficit	(345,657)	(342,320)
Total stockholders’ equity	137,951	137,568
Total liabilities and stockholders’ equity	$201,052	$208,129
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$44,735	$41,422
Cost of revenue:
Cost of services (1)	19,007	20,110
Depreciation — network	4,557	4,668
Total cost of revenue	23,564	24,778
Gross profit	21,171	16,644
Operating expenses:
General and administrative	8,514	6,808
Sales and marketing	9,267	8,903
Research and development	6,220	6,325
Depreciation and amortization	589	623
Total operating expenses	24,590	22,659
Operating loss	(3,419)	(6,015)
Other income (expense):
Interest expense	(14)	(179)
Interest income	117	6
Other, net	87	400
Total other income	190	227
Loss before income taxes	(3,229)	(5,788)
Income tax expense	108	158
Net loss	(3,337)	(5,946)

Net loss per share:
Basic and diluted	$(0.03)	$(0.06)

Weighted average shares used in per share calculation:
Basic and diluted	107,363	102,693
____________

(1)	Cost of services excludes amortization related to intangibles, including existing technologies, and customer relationships, which are included in depreciation and amortization.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(3,337)	$(5,946)
Other comprehensive income, net of tax:
Unrealized gain on investments	30	—
Foreign exchange translation gain	941	659
Other comprehensive gain, net of tax	971	659
Comprehensive loss	$(2,366)	$(5,287)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(3,337)	$(5,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,146	5,291
Share-based compensation	3,075	3,496
Foreign currency remeasurement loss (gain)	289	(301)
Deferred income taxes	(50)	82
Gain on sale of property and equipment	(75)	—
Accounts receivable charges (recoveries)	249	(116)
Amortization of premium on marketable securities	83	19
Realized loss on sale of marketable securities	—	32
Changes in operating assets and liabilities:
Accounts receivable	978	(540)
Prepaid expenses and other current assets	914	3,583
Income taxes receivable	29	(13)
Other assets	(3)	342
Accounts payable and other current liabilities	(1,160)	(4,005)
Deferred revenue	(302)	473
Income taxes payable	(4)	(127)
Payments for provision for litigation	(4,500)	—
Other long term liabilities	(197)	900
Net cash provided by operating activities	1,135	3,170
Investing activities
Purchases of marketable securities	(4,526)	—
Sale and maturities of marketable securities	7,250	28,315
Change in restricted cash	—	(62,790)
Purchases of property and equipment	(5,745)	(1,421)
Proceeds from sale of property and equipment	58	—
Net cash used in investing activities	(2,963)	(35,896)
Financing activities
Principal payments on capital lease obligations	—	(159)
Payments of employee tax withholdings related to restricted stock vesting	(1,036)	(646)
Proceeds from line of credit	—	12,790
Proceeds from employee stock plans	111	43
Net cash (used in) provided by financing activities	(925)	12,028
Effect of exchange rate changes on cash and cash equivalents	171	159
Net decrease in cash and cash equivalents	(2,582)	(20,539)
Cash and cash equivalents, beginning of period	21,734	44,680
Cash and cash equivalents, end of period	$19,152	$24,141
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4	$154
Cash paid during the period for income taxes, net of refunds	$124	$224
Property and equipment acquired through capital leases	$—	$1,521
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim periods presented and of a normal recurring nature. The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any future periods. This quarterly report on Form 10-Q should be read in conjunction with our audited financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2016. All information is presented in thousands, except per share amounts and where specifically noted.
The consolidated financial statements include accounts of Limelight and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain other reclassifications have been made to prior year amounts to conform to the current year presentation.
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other future periods.
Recent Accounting Standards
Adopted Accounting Standards
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-17, which requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this guidance effective January 1, 2017 on a retrospective basis. The impact of adoption of this ASU was that $88 of current DTAs in our consolidated balance sheet for the year ended December 31, 2016, has been reclassified to noncurrent DTAs.
In March 2016, the FASB issued ASU 2016-09, which amends the existing accounting standards for share-based payments, including the accounting for income taxes and forfeitures, as well as the classifications on the statements of cash flows. We adopted this guidance effective January 1, 2017. Beginning January 1, 2017, stock-based compensation excess tax benefits or tax deficiencies are reflected in the Consolidated Statements of Operations as a component of the provision for taxes, whereas they previously were recognized as additional paid in capital in the stockholders’ deficit in the Consolidated Balance Sheets. We have elected to continue to estimate forfeitures expected to occur to determine stock-based compensation expense. Additionally, beginning with the three months ended March 31, 2017, and on a prospective basis, the Consolidated Statements of Cash Flows now requires excess tax benefits be presented as an operating activity rather than as a financing activity, while the payment of withholding taxes on the settlement of stock-based compensation awards continues to be presented as a financing activity. The implementation of this guidance did not have a material impact on the Consolidated Statements of Cash Flows for the three months ended March 31, 2017.

During the three months ended March 31, 2017 there was no change to beginning retained earnings for previously unrecognized tax benefits. The increase of $5.2 million to the net operating loss carryforward deferred tax asset was fully offset by an increase to the valuation allowance. During the three months ended March 31, 2017 we did not record excess tax benefits on stock options and restricted stock units as a result of the adoption of ASU 2016-09 because such amounts are fully offset by our valuation allowance.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. While we do not plan to early adopt this ASU, we currently believe that once we do adopt this standard, we will use the modified retrospective approach. We are evaluating and continue to assess the potential impact on our accounting policies and internal control processes including system readiness. We have reviewed several contracts with our largest revenue generating customers and we currently believe the impact on our consolidated financial statements will not be significant as fees are generally earned on actual usage primarily on a month to month basis. We will continue to review additional customer contracts to assess the impact, including evaluating the treatment of upfront costs to obtain these contracts under the new guidance. We do not know and cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.
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
In August 2016, the FASB issued ASU No. 2016-15, which amends Accounting Standards Codification 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the adoption and potential impact of this new guidance on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. This guidance will become effective for us in fiscal years beginning after December 15, 2019, including interim periods within that reporting period. We will adopt this guidance using a prospective approach. Earlier adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not plan to early adopt this ASU, and we are currently evaluating the impact of this guidance on our consolidated financial statements.

3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at March 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$40	$—	$—	$40
Commercial paper	3,989	—	3	3,986
Corporate notes and bonds	37,785	—	95	37,690
Total marketable securities	$41,814	$—	$98	$41,716
The amortized cost and estimated fair value of marketable debt securities at March 31, 2017, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$27,145	$—	$58	$27,087
Due after one year and through five years	14,669	—	40	14,629
	$41,814	$—	$98	$41,716
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Commercial paper	8,228	—	6	8,222
Corporate notes and bonds	36,353	—	122	36,231
Total marketable securities	$44,621	$—	$128	$44,493
The amortized cost and estimated fair value of marketable debt securities at December 31, 2016, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$27,920	$—	$52	$27,868
Due after one year and through five years	16,701	—	76	16,625
	$44,621	$—	$128	$44,493
4. Accounts Receivable, net
Accounts receivable, net include:

	March 31,	December 31,
	2017	2016
Accounts receivable	$27,045	$28,260
Less: credit allowance	(240)	(225)
Less: allowance for doubtful accounts	(614)	(617)
Total accounts receivable, net	$26,191	$27,418

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	March 31,	December 31,
	2017	2016
Prepaid bandwidth and backbone	$468	$698
VAT receivable	1,070	1,296
Prepaid expenses and insurance	1,843	2,321
Vendor deposits and other	608	550
Total prepaid expenses and other current assets	$3,989	$4,865
6. Property and Equipment, net
Property and equipment, net include:

	March 31,	December 31,
	2017	2016
Network equipment	$108,518	$108,416
Computer equipment and software	9,850	10,282
Furniture and fixtures	2,469	2,432
Leasehold improvements	5,315	5,127
Other equipment	182	182
Total property and equipment	126,334	126,439
Less: accumulated depreciation	(96,130)	(96,087)
Total property and equipment, net	$30,204	$30,352
Depreciation expense related to property and equipment classified in operating expense was $589 and $617 for the three months ended March 31, 2017 and 2016, respectively.
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
No interim indicators of impairment were identified as of March 31, 2017. Foreign currency translation adjustments increased the carrying amount of goodwill by $459 for the three months ended March 31, 2017.
8. Other Current Liabilities
Other current liabilities include:

	March 31,	December 31,
	2017	2016
Accrued compensation and benefits	$4,111	$5,061
Accrued cost of revenue	2,678	2,178
Deferred rent	773	730
Accrued legal fees	469	262
Other accrued expenses	2,569	4,605
Total other current liabilities	$10,600	$12,836

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
As of March 31, 2017 and December 31, 2016, we had no outstanding borrowings, and we had availability under the Credit Agreement of $5,000.
As of March 31, 2017, borrowings under the Credit Agreement bear interest at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Credit Agreement. If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. We incurred a commitment fee (issuance costs) of 0.45% upon entering into the Modification. In addition, there is an unused line fee of 0.375% under the Credit Agreement and 0.30% under the Modification. Commitment fees are included in prepaid expenses and other current assets and as amortized are charged to interest expense. During the three months ended March 31, 2017 and 2016, interest expense was $0 and $73, respectively, and commitment fees expense and amortization was $14 and $26, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
The Modification eliminated the financial covenants under the Credit Agreement. Under the Modification, we are required to maintain a minimum liquidity, defined as cash balance at SVB plus availability on the revolver, of $7,500 at all times, measured quarterly, with a minimum of $5,000 of the $7,500 in cash at SVB. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets, or undergo a change in control. As of March 31, 2017, we were in compliance with all covenants under the Credit Agreement.
10. Other Long Term Liabilities
Other long term liabilities include:

	March 31,	December 31,
	2017	2016
Deferred rent	$998	$1,186
Income taxes payable	240	249
Total other long term liabilities	$1,238	$1,435
11. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing multiple patents assigned to MIT and exclusively licensed by MIT to Akamai. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of U.S. Patent No. 6,108,703 (the ’703 patent) and awarded Akamai damages of approximately $45,500, which included lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. We litigated this matter vigorously for years, during which time the jury verdict was overturned in 2009, and then, after more than six years of appeals by both Akamai and us in the Federal Circuit and the Supreme Court of the United States, the jury verdict was ultimately reinstated. A series of motions and hearings followed the reinstatement, and on July 1, 2016, the District Court entered final judgment in the case. On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We took a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000. As of March 31, 2017, there remained $40,500 due to Akamai under the terms of the settlement and license agreement.
Akamai and XO Litigation
On November 30, 2015, we filed a lawsuit against Akamai and XO Communications in the District Court for the Eastern District of Virginia alleging the infringement of six of our patents covering a broad range of inventions that we believe are critical to the effective and efficient delivery of bytes by a content delivery network (the Akamai and XO Litigation). In April 2016, the District Court denied a request for transfer by Akamai and XO Communications. Akamai also filed counterclaims on April 29, 2016, alleging the infringement of five of its patents. We filed an answer to Akamai’s counterclaims, denying each of the allegations of infringement on May 23, 2016. The judge recently delayed the May 1, 2017 trial date pending the resolution of certain applications for inter partes review of multiple patents asserted by each party. We do not currently know when the judge will schedule a new trial date. At this time, we believe a loss is neither probable nor reasonably possible, and as such, no provision for this lawsuit has been recorded in the consolidated financial statements. We intend to vigorously protect our intellectual property rights in this matter and vigorously defend against each of the counterclaims.
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
Legal and other expenses associated with litigation have been significant. We include these litigation expenses in general and administrative expenses as incurred, as reported in the consolidated statement of operations.
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
There are many transactions and calculations where the ultimate tax determination is uncertain. In addition, domestic and international taxation laws are subject to change. In the future, we may come under audit, which could result in changes to our tax estimates. We believe we maintain adequate tax reserves that are not material in amount, to offset potential liabilities that may arise upon audit. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent these estimates ultimately prove to be inaccurate, the associated reserves would be adjusted, resulting in the recording of a benefit or expense in the period in which a change in estimate or a final determination is made.

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
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Net loss	$(3,337)	$(5,946)
Basic and diluted weighted average outstanding shares of common stock	107,363	102,693
Basic and diluted net loss per share:	$(0.03)	$(0.06)
For the three months ended March 31, 2017 and 2016, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended March 31,
	2017	2016
Employee stock purchase plan	335	424
Stock options	282	134
Restricted stock units	1,878	524
	2,495	1,082
13. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Under this program, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases following the release of our financial results for the quarter ending March 31, 2017. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This new share repurchase program replaces the $9,500 remaining from the previously announced $15,000 share repurchase program. During the three months ended March 31, 2017 and 2016, respectively, we did not repurchase any shares under the previous repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan, and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan was approximately 7,763 as of March 31, 2017.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three months ended March 31, 2017, we did not issue any shares under the ESPP. As of March 31, 2017, shares reserved for issuance to employees under this plan totaled 1,318, and we held employee contributions of $688 (included in other current liabilities) for future purchases under the ESPP.

Preferred Stock
Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at March 31, 2017. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of March 31, 2017, the board of directors had not adopted any resolutions for the issuance of preferred stock.
14. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2016	$(10,910)	$(128)	$(11,038)
Other comprehensive income before reclassifications	941	30	971
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	941	30	971
Balance, March 31, 2017	$(9,969)	$(98)	$(10,067)
15. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended March 31,
	2017	2016
Share-based compensation expense by type:
Stock options	$950	$983
Restricted stock units	2,028	2,360
ESPP	97	153
Total share-based compensation expense	$3,075	$3,496
Share-based compensation expense:
Cost of services	$359	$473
General and administrative expense	1,534	1,826
Sales and marketing expense	620	737
Research and development expense	562	460
Total share-based compensation expense	$3,075	$3,496
Unrecognized share-based compensation expense totaled approximately $22,101 at March 31, 2017, of which $6,947 related to stock options and $15,154 related to restricted stock units. We currently expect to recognize share-based compensation expense of $8,753 during the remainder of 2017, $8,331 in 2018 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at March 31, 2017.
16. Leases and Purchase Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of March 31, 2017, are as follows:

Remainder of 2017	$2,652
2018	3,266
2019	1,524
2020	542
2021	359
Thereafter	55
Total minimum payments	$8,398
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes minimum commitments as of March 31, 2017:

Remainder of 2017	$22,262
2018	16,456
2019	4,009
2020	102
2021	—
Thereafter	—
Total minimum payments	$42,829
Capital Leases
As of March 31, 2017, and December 31, 2016, respectively, we had no outstanding capital lease obligations. The assets previously acquired under capital leases and related accumulated amortization is included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation - network (cost of revenue) and depreciation and amortization expense (operating expenses), depending on the nature of the asset, in the consolidated statements of operations. Interest expense related to capital leases was approximately $0 and $35, respectively, for the three months ended March 31, 2017 and 2016.
17. Concentrations
During the three months ended March 31, 2017, we had one customer, Amazon, who represented 10% or more of our total revenue. During the three months ended March 31, 2016, we had no customer who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $27,374 for the three months ended March 31, 2017, compared to $22,410 for the three months ended March 31, 2016.
During the three months ended March 31, 2017 and 2016, respectively, we had three countries, based on customer location, the United States, Japan, and the United Kingdom that accounted for 10% or more of our total revenues.
18. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended March 31, 2017 and 2016, was $108 and $158, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2013 through 2015 remain subject to examination by federal tax authorities. Tax years 2012 through 2015 generally remain subject to examination by state tax authorities. As of March 31, 2017, we are not under any federal or state examination for income taxes.

19. Segment Reporting and Geographic Areas
Our chief operating decision maker (whom is our Chief Executive Officer) reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. We operate in one industry segment — content delivery and related services and we operate in three geographic areas — Americas, Europe, Middle East, and Africa (EMEA), and Asia Pacific.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended March 31,
	2017		2016
Americas	$28,196	63.0%	$24,008	58.0%
EMEA	8,456	18.9%	8,912	21.5%
Asia Pacific	8,083	18.1%	8,502	20.5%
Total revenue	$44,735	100.0%	$41,422	100.0%
The following table sets forth long-lived assets by geographic area in which the assets are located:

	March 31,	December 31,
	2017	2016
Americas	$17,432	$18,665
International	12,772	11,687
Total long-lived assets	$30,204	$30,352
20. Fair Value Measurements
As of March 31, 2017, and December 31, 2016, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at March 31, 2017:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$116	$116	$—	$—
Certificate of deposit (1)	40	—	40	—
Commercial paper (1)	3,986	—	3,986	—
Corporate notes and bonds (1)	37,690	—	37,690	—
Total assets measured at fair value	$41,832	$116	$41,716	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

The following is a summary of fair value measurements at December 31, 2016:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$301	$301	$—	$—
Certificate of deposit (1)	40	—	40	—
Commercial paper (1)	8,222	—	8,222	—
Corporate notes and bonds (1)	36,231	—	36,231	—
Total assets measured at fair value	$44,794	$301	$44,493	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016, included in Part II of our annual report on Form 10-K filed with the SEC, on February 17, 2017.
Prior period information has been modified to conform to current year presentation. All information in this Item 2 is presented in thousands, except per share amounts, customer count and where specifically noted.
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance, computing platform (our global network) and provide a suite of integrated services including content delivery services, video content management services, performance services for website and web application acceleration and security, and cloud storage services. The suite of services that we offer collectively comprise our Limelight Orchestrate Platform (the Orchestrate Platform). Our mission is to securely manage and globally deliver digital content, building customer satisfaction through exceptional reliability and performance.
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represented approximately 77% of our total revenue during the three months ended March 31, 2017. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
We operate in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own network. Competition and technology advancements have resulted in declining average selling prices in the industry. We believe continued increases in content delivery traffic growth rates, driven by increased consumption of content and larger file sizes, is an important trend that will continue to outpace declining average selling prices in the industry. On March 14, 2017, we delivered record online traffic levels, surpassing our previous record set on December 13, 2016, by more than 20%.
For the three months ended March 31, 2017, we had one customer, Amazon, who accounted for 10% or more of our total revenue. Changes in revenue can be driven by a small subset of large customers who have low contractually committed obligations.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to optimize our data center footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 510 at December 31, 2016, to 528 as of March 31, 2017.
On August 1, 2016, we entered into a settlement and license agreement with Akamai Technologies, Inc. (Akamai) with respect to the U.S. Patent No. 6,108,703 (the ‘703 patent) and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of March 31, 2017, there remained $40,500 due to Akamai under the terms of the settlement and license agreement.
Please see our discussion in Note 11 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for more information on this and other lawsuits.
Based on current conditions, we expect full-year 2017 revenue to be between $177,000 and $181,000. We expect gross margin improvement for the full year of 200 basis points. We also expect full-year non-GAAP earnings per share to be between $0.03 and $0.06. We expect full-year Adjusted EBITDA to be between $23,000 and $27,000. We expect capital expenditures to be approximately $20,000 for the year.

The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016
Revenues	$44,735	100.0%	$41,422	100.0%
Cost of revenue	23,564	52.7%	24,778	59.8%
Gross profit	21,171	47.3%	16,644	40.2%
Operating expenses	24,590	55.0%	22,659	54.7%
Operating loss	(3,419)	(7.6)%	(6,015)	(14.5)%
Total other income	190	0.4%	227	0.5%
Loss before income taxes	(3,229)	(7.2)%	(5,788)	(14.0)%
Income tax expense	108	0.2%	158	0.4%
Net loss	$(3,337)	(7.5)%	$(5,946)	(14.4)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net loss, adjusted to exclude share-based compensation, litigation expenses, and amortization of intangible assets. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net loss, adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude share-based compensation and litigation expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our April 24, 2017, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
U.S. GAAP net loss	$(3,337)	$(3,919)	$(5,946)
Share-based compensation	3,075	3,683	3,496
Litigation expenses	1,909	1,998	1,178
Amortization of intangible assets	—	—	6
Non-GAAP net income (loss)	$1,647	$1,762	$(1,266)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
U.S. GAAP net loss	$(3,337)	$(3,919)	$(5,946)
Depreciation and amortization	5,146	5,064	5,291
Interest expense	14	54	179
Interest and other (income) expense	(204)	469	(406)
Income tax expense	108	199	158
EBITDA	$1,727	$1,867	$(724)
Share-based compensation	3,075	3,683	3,496
Litigation expenses	1,909	1,998	1,178
Adjusted EBITDA	$6,711	$7,548	$3,950
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. During the three months ended March 31, 2017, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three months ended March 31, 2017, compared to the three months ended March 31, 2016:

	Three Months Ended March 31,
			$	%
	2017	2016	Change	Change
Revenue	$44,735	$41,422	$3,313	8.0%
Our revenue increased during the three months ended March 31, 2017, versus the comparable 2016 period primarily due to an increase in our content delivery revenue, which was driven by increases in volumes with certain of our larger customers. These increases were partially offset by a decrease in our average selling price.
Our active customers worldwide decreased to 813 as of March 31, 2017, compared to 926 as of March 31, 2016. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended March 31, 2017 and 2016, sales to our top 20 customers accounted for approximately 66% and 62%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three months ended March 31, 2017 we had one customer, Amazon, who accounted for 10% or more of our total revenue. For the three months ended March 31, 2016, we had no customer who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2017		2016
Americas	$28,196	63.0%	$24,008	58.0%
EMEA	8,456	18.9%	8,912	21.5%
Asia Pacific	8,083	18.1%	8,502	20.5%
Total revenue	$44,735	100.0%	$41,422	100.0%
Cost of Revenue
Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to Internet service providers, and fees paid to data center operators for housing of our network equipment in third party network data centers, also known as co-location costs. Cost of revenue also includes leased warehouse space and utilities, depreciation of network equipment used to deliver our content delivery services, payroll and related costs, and share-based compensation for our network operations and professional services personnel. Other costs include professional fees and outside services, travel and travel-related expenses, and royalty expenses.

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2017		2016
Bandwidth and co-location fees	$13,265	29.7%	$14,379	34.7%
Depreciation - network	4,557	10.2%	4,668	11.3%
Payroll and related employee costs	4,033	9.0%	3,964	9.6%
Share-based compensation	359	0.8%	473	1.1%
Other costs	1,350	3.0%	1,294	3.1%
Total cost of revenue	$23,564	52.7%	$24,778	59.8%
Our cost of revenue decreased in aggregate dollars and as a percentage of revenue for the three months ended March 31, 2017, versus the comparable 2016 period primarily as a result of decreased co-location fees. Our co-location fees decreased as a result of our continued consolidation efforts. As a percentage of revenue, our co-location fees and other costs of revenue decreased due to improved server and operational efficiencies resulting in additional revenue without corresponding proportional costs.
We anticipate a 200 basis point improvement in gross margin for the full year 2017 compared to 2016 as a result of our co-location consolidation efforts and controlling payroll and related employee costs.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2017		2016
Payroll and related employee costs	$2,804	6.3%	$1,966	4.7%
Professional fees and outside services	838	1.9%	826	2.0%
Share-based compensation	1,534	3.4%	1,826	4.4%
Litigation expenses	1,909	4.3%	1,178	2.8%
Other costs	1,429	3.2%	1,012	2.4%
Total general and administrative	$8,514	19.0%	$6,808	16.4%
Our general and administrative expense increased in aggregate dollars and increased as a percentage of total revenue for the three months ended March 31, 2017, versus the comparable 2016 period. The increase was primarily due to increased payroll and related employee costs due to higher headcount, average salaries and variable compensation. In addition, litigation expenses increased due to work related to our intellectual property lawsuits. Other costs increased due to higher bad debt expense.
Excluding litigation expenses, we expect our general and administrative expenses for 2017 to remain consistent with 2016 in aggregate dollars.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2017		2016
Payroll and related employee costs	$6,230	13.9%	$6,197	15.0%
Share-based compensation	620	1.4%	737	1.8%
Marketing programs	545	1.2%	321	0.8%
Other costs	1,872	4.2%	1,648	4.0%
Total sales and marketing	$9,267	20.7%	$8,903	21.5%

Our sales and marketing expense increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended March 31, 2017, versus the comparable 2016 period. The increase in sales and marketing expense was primarily as a result of the following:

•	increased marketing spending related to public relations, advertising and trade shows;

•	increased other costs which were primarily costs incurred for our annual sales kick-off meeting, and increased professional fees (consulting, recruiting, and outside services); and

•	increased payroll and related employee costs due to increased headcount and higher variable compensation.
We expect our sales and marketing expenses for 2017 to increase compared to 2016 as we expand our sales force and marketing efforts.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2017		2016
Payroll and related employee costs	$4,671	10.4%	$4,999	12.1%
Share-based compensation	562	1.3%	460	1.1%
Other costs	987	2.2%	866	2.1%
Total research and development	$6,220	13.9%	$6,325	15.3%
Our research and development expense decreased in aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2017, versus the comparable 2016 period. The decrease was primarily due to decreased payroll and related employee costs due to lower average salaries. This decrease, was offset by increased other costs, which was primarily due to an increase in outside labor costs. Additionally, share-based compensation also increased.
We expect our research and development expenses for 2017 to remain consistent with 2016.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $589, or 1.3% of revenue, for the three months ended March 31, 2017, versus $623, or 1.5% of revenue, for the comparable 2016 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $14 for the three months ended March 31, 2017, versus $179 for the comparable 2016 period. The decrease was primarily due to a reduction in interest on our line of credit borrowings, capital leases, fees and the amortization of fees associated with our Credit Agreement.
Interest Income
Interest income was $117 for the three months ended March 31, 2017, versus $6 for the comparable 2016 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income was $87 for the three months ended March 31, 2017, versus other income of $400 for the comparable 2016 period. For the three months ended March 31, 2017, other income consisted primarily of the gain on sale of fixed assets and foreign currency transaction gains and losses. For the three months ended March 31, 2016, other income consisted primarily of foreign currency transaction gains and losses, and the receipt of a state tax refund related to a previously divested business.

Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three months ended March 31, 2017, was $108 versus $158 for the comparable 2016 period. Income tax expense on our loss before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of March 31, 2017, our cash, cash equivalents and marketable securities classified as current totaled $60,828. Included in this amount is approximately $4,212 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of March 31, 2017, there remained $40,500 due to Akamai under the terms of the settlement and license agreement.
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
The major components of changes in cash flows for the three months ended March 31, 2017 and 2016, are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities was $1,135 for the three months ended March 31, 2017, versus net cash provided by operating activities of $3,170 for the comparable 2016 period, a decrease of $2,035. Changes in operating assets and liabilities of $(4,245) during the three months ended March 31, 2017, versus $613 in the comparable 2016 period were primarily due to:

•
accounts receivable decreased $978 during the three months ended March 31, 2017, due to a decrease in days sales outstanding as a result of timing of collections as compared to a $540 increase in the comparable 2016 period;

•
prepaid expenses and other current assets decreased $914 during the three months ended March 31, 2017, due to the amortization of prepaid bandwidth expenses and other prepaid expenses, as well as the receipt of VAT refunds compared to a $3,583 decrease in the comparable 2016 period;

•
accounts payable and other current liabilities decreased $1,160 during the three months ended March 31, 2017, versus an decrease of $4,005 for the comparable 2016 period due to timing of vendor payments; and

•	provision for litigation decreased due to our quarterly payment of $4,500 related to our settlement agreement with Akamai.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2017 and 2018, and potential litigation expenses associated with patent litigation, including any potential payment required on the ultimate outcomes of the associated litigation. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $2,963 for the three months ended March 31, 2017, versus net cash used in investing activities of $35,896 for the comparable 2016 period. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities. During the three months ended March 31, 2016, we liquidated our investments in marketable securities in order to provide collateral for the letter of credit for the previously estimated upper end of our range of potential loss in our intellectual property dispute with Akamai. Upon entering into the settlement agreement with Akamai in August 2016, we were no longer required to provide the stand-by letter of credit removing the restriction on the use of these funds. Refer to Note 11 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, for further information.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the three months ended March 31, 2017, we made capital expenditures of $5,745, which represented approximately 13% of our total revenue. We currently expect an increase in capital expenditures in 2017 compared to 2016, as we continue to increase the capacity of our global network and re-fresh our systems. We currently expect capital expenditures in 2017 to be approximately $20,000.
Financing Activities
Net cash used in financing activities was $925 for the three months ended March 31, 2017, versus net cash provided by financing activities of $12,028 for the comparable 2016 period. Net cash used in financing activities in the three months ended March 31, 2017, primarily relates to payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,036, offset by cash received from the exercise of stock options and our employee stock purchase plan of $111.
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
Line of Credit
In October 2016, we entered into the Modification to the Credit Agreement with SVB originally entered into in November 2015. Under the Modification, we reduced the maximum principal commitment amount from $25,000 to $5,000. The Modification extends the Credit Agreement one year. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2018.
As of March 31, 2017, and December 31, 2016, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $5,000.
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
For a more detailed discussion regarding our Credit Agreement and Modification, please refer to Note 9 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Capital Leases
As of March 31, 2017, and December 31, 2016, respectively, we had no outstanding capital lease obligations. The assets previously acquired under capital leases and related accumulated amortization are included in property and equipment, net in the consolidated balance sheets. The related amortization is included in depreciation - network (cost of revenue) and depreciation and amortization expense (operating expenses), depending on the nature of the asset, in the consolidated statements of operations.
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Under this program, we may repurchase shares periodically in the open market or through privately negotiated transactions, in accordance with applicable securities rules regarding issuer repurchases following the release of our financial results for the quarter ending March 31, 2017. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This new share repurchase program replaces the $9,500 remaining from the previously announced $15,000 share repurchase program. During the three months ended March 31, 2017 and 2016, respectively, we did not repurchase any shares under the previous repurchase program.
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
The following table presents our contractual obligations and commercial commitments, as of March 31, 2017, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$23,756	$15,469	$8,227	$60	$—
Rack space leases	19,073	11,372	7,701	—	—
Real estate leases	8,398	3,498	4,139	761	—
Total operating leases	51,227	30,339	20,067	821	—
Settlement agreement	40,500	18,000	22,500	—	—
Total commitments	$91,727	$48,339	$42,567	$821	$—
Off Balance Sheet Arrangements
As of March 31, 2017, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit will fluctuate as the interest rate for the line of credit floats based, at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Credit Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of March 31, 2017, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2016, and the three months ended March 31, 2017, would have been higher by approximately $1,963 and $1,977, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended March 31, 2017 and 2016, sales to our top 20 customers accounted for approximately 66% and 62%, respectively, of our total revenue. During the three months ended March 31, 2017, we had one customer, Amazon, who accounted for more than 10% of our total revenue. For the three months ended March 31, 2016, we had no customer who represented 10% or more of our total revenue. In 2017, we anticipate that our top 20 customer concentration levels will remain consistent with 2016. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Further, if we are unsuccessful in asserting our claims in the Akamai and XO Litigation, which alleges that both of those companies infringed six of our patents that we believe are critical to the effective and efficient delivery of bytes by a content delivery network, our rights to enforce the intellectual property asserted by us may be impaired or we could lose some or all of our rights to such intellectual property. Similarly, if we are unsuccessful with our counterclaims of patent infringement in either of the 2016 Akamai Litigations, our rights to enforce the intellectual property asserted by us in that case may be impaired or we could lose some or all of our rights to such intellectual property.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the three months ended March 31, 2017, sales to our top 20 customers accounted for approximately 66% of our total revenue. During the three months ended March 31, 2017, we had one customer, Amazon, who represented 10% or more of our total revenue.
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
The number of people who access the Internet through devices other than PCs, including mobile devices, game consoles and television set-top devices, has increased dramatically in the past few years. The capabilities of these devices are advancing dramatically and the increasing need to provide a high-quality video experience will present us and other providers with significant challenges. If we are unable to deliver our service offerings to a substantial number of alternative device users and at a high quality, or if we are slow to develop services and technologies that are more compatible with these devices, we may fail to capture a significant share of an increasingly important portion of the market. Such a failure could limit our ability to compete effectively in an industry that is rapidly growing and changing, which, in turn, could cause our business, financial condition and results of operations to suffer.
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
As of March 31, 2017, we had a goodwill balance of approximately $76,702, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
As of March 31, 2017, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 31% of our outstanding common stock, including approximately 28% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

LIMELIGHT NETWORKS, INC.

Date:	April 25, 2017	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)