Form 10-Q
period 2017-06-30
Limelight Networks, Inc.
filed 2017-07-27
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of July 20, 2017: 109,248,623 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2017

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,972	$21,734
Marketable securities	37,624	44,453
Accounts receivable, net	28,154	27,418
Income taxes receivable	112	125
Prepaid expenses and other current assets	4,121	4,865
Total current assets	92,983	98,595
Property and equipment, net	30,415	30,352
Marketable securities, less current portion	40	40
Deferred income taxes	1,307	1,105
Goodwill	77,032	76,243
Other assets	1,802	1,794
Total assets	$203,579	$208,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,763	$8,790
Deferred revenue	1,741	2,138
Income taxes payable	334	188
Provision for litigation	18,000	18,000
Other current liabilities	12,722	12,836
Total current liabilities	43,560	41,952
Deferred income taxes	147	152
Deferred revenue, less current portion	15	22
Provision for litigation, less current portion	18,000	27,000
Other long-term liabilities	1,057	1,435
Total liabilities	62,779	70,561
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 109,248 and 107,059 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	109	107
Additional paid-in capital	497,018	490,819
Accumulated other comprehensive loss	(9,045)	(11,038)
Accumulated deficit	(347,282)	(342,320)
Total stockholders’ equity	140,800	137,568
Total liabilities and stockholders’ equity	$203,579	$208,129
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$45,370	$43,560	$90,105	$84,982
Cost of revenue:
Cost of services (1)	19,464	20,271	38,471	40,380
Depreciation — network	4,531	4,489	9,088	9,157
Total cost of revenue	23,995	24,760	47,559	49,537
Gross profit	21,375	18,800	42,546	35,445
Operating expenses:
General and administrative	6,804	7,241	15,319	14,049
Sales and marketing	8,997	8,117	18,265	17,020
Research and development	6,715	6,289	12,934	12,614
Depreciation and amortization	597	626	1,186	1,249
Provision for litigation	—	54,000	—	54,000
Total operating expenses	23,113	76,273	47,704	98,932
Operating loss	(1,738)	(57,473)	(5,158)	(63,487)
Other income (expense):
Interest expense	(10)	(279)	(24)	(459)
Interest income	121	8	239	14
Other, net	153	(79)	241	321
Total other income (expense)	264	(350)	456	(124)
Loss before income taxes	(1,474)	(57,823)	(4,702)	(63,611)
Income tax expense	151	115	260	273
Net loss	(1,625)	(57,938)	(4,962)	(63,884)

Net loss per share:
Basic and diluted	$(0.01)	$(0.56)	$(0.05)	$(0.62)

Weighted average shares used in per share calculation:
Basic and diluted	108,422	103,904	107,893	103,299
____________

(1)	Cost of services excludes amortization related to intangibles, including existing technologies, and customer relationships, which are included in depreciation and amortization.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,625)	$(57,938)	$(4,962)	$(63,884)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	28	—	58	—
Foreign exchange translation gain (loss)	994	(195)	1,935	464
Other comprehensive income (loss)	1,022	(195)	1,993	464
Comprehensive loss	$(603)	$(58,133)	$(2,969)	$(63,420)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(4,962)	$(63,884)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,274	10,406
Share-based compensation	6,330	6,789
Provision for litigation	—	54,000
Foreign currency remeasurement loss	579	166
Deferred income taxes	(144)	14
Gain on sale of property and equipment	(92)	(134)
Accounts receivable charges (recoveries)	490	(33)
Amortization of premium on marketable securities	163	19
Realized loss on sale of marketable securities	—	32
Changes in operating assets and liabilities:
Accounts receivable	(1,226)	1,957
Prepaid expenses and other current assets	867	3,392
Income taxes receivable	21	38
Other assets	8	508
Accounts payable and other current liabilities	2,701	(2,439)
Deferred revenue	(403)	(461)
Income taxes payable	134	(55)
Payments for provision for litigation	(9,000)	—
Other long term liabilities	(382)	(337)
Net cash provided by operating activities	5,358	9,978
Investing activities
Purchases of marketable securities	(7,519)	—
Sale and maturities of marketable securities	14,244	28,315
Change in restricted cash	—	(62,790)
Purchases of property and equipment	(10,478)	(1,680)
Proceeds from sale of property and equipment	80	—
Net cash used in investing activities	(3,673)	(36,155)
Financing activities
Principal payments on capital lease obligations	—	(478)
Payments of employee tax withholdings related to restricted stock vesting	(1,916)	(944)
Proceeds from line of credit	—	12,790
Proceeds from employee stock plans	1,188	856
Net cash (used in) provided by financing activities	(728)	12,224
Effect of exchange rate changes on cash and cash equivalents	281	158
Net increase (decrease) in cash and cash equivalents	1,238	(13,795)
Cash and cash equivalents, beginning of period	21,734	44,680
Cash and cash equivalents, end of period	$22,972	$30,885
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4	$354
Cash paid during the period for income taxes, net of refunds	$224	$281
Property and equipment acquired through capital leases	$—	$2,659
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017
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
In March 2016, the FASB issued ASU 2016-09, which amends the existing accounting standards for share-based payments, including the accounting for income taxes and forfeitures, as well as the classifications on the statements of cash flows. We adopted this guidance effective January 1, 2017. Beginning January 1, 2017, stock-based compensation excess tax benefits or tax deficiencies are reflected in the Consolidated Statements of Operations as a component of the provision for taxes, whereas they previously were recognized as additional paid in capital in the stockholders’ deficit in the Consolidated Balance Sheets. We have elected to continue to estimate forfeitures expected to occur to determine stock-based compensation expense. Additionally, beginning with the three months ended March 31, 2017, and on a prospective basis, the Consolidated Statements of Cash Flows now requires excess tax benefits be presented as an operating activity rather than as a financing activity, while the payment of withholding taxes on the settlement of stock-based compensation awards continues to be presented as a financing activity. The implementation of this guidance did not have a material impact on the Consolidated Statements of Cash Flows for the six months ended June 30, 2017.

During the six months ended June 30, 2017 there was no change to beginning retained earnings for previously unrecognized tax benefits. The increase of $5.2 million to the net operating loss carryforward deferred tax asset was fully offset by an increase to the valuation allowance. During the six months ended June 30, 2017 we did not record excess tax benefits on stock options and restricted stock units as a result of the adoption of ASU 2016-09 because such amounts are fully offset by our valuation allowance.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. While we do not plan to early adopt this ASU, we currently believe that once we do adopt this standard, we will use the modified retrospective approach. We are utilizing a comprehensive approach to assess the impact of the guidance on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. We continue to make significant progress on the potential impact on our accounting policies, internal control processes including system readiness and the related disclosures that will be required under the new guidance. We have reviewed many contracts with our largest revenue generating customers and we currently believe the impact on our consolidated financial statements will not be significant as fees are generally earned on actual usage primarily on a month to month basis. We will continue to review additional customer contracts to assess the impact, including evaluating the treatment of upfront costs to obtain these contracts under the new guidance. We do not know and cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.
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
In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect this new guidance to have a material impact on our consolidated financial statements.

3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at June 30, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$40	$—	$—	$40
Commercial paper	1,995	—	1	1,994
Corporate notes and bonds	35,698	—	68	35,630
Total marketable securities	$37,733	$—	$69	$37,664
The amortized cost and estimated fair value of marketable debt securities at June 30, 2017, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$28,162	$—	$40	$28,122
Due after one year and through five years	9,571	—	29	9,542
	$37,733	$—	$69	$37,664
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Commercial paper	8,228	—	6	8,222
Corporate notes and bonds	36,353	—	122	36,231
Total marketable securities	$44,621	$—	$128	$44,493
The amortized cost and estimated fair value of marketable debt securities at December 31, 2016, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$27,920	$—	$52	$27,868
Due after one year and through five years	16,701	—	76	16,625
	$44,621	$—	$128	$44,493
4. Accounts Receivable, net
Accounts receivable, net include:

	June 30,	December 31,
	2017	2016
Accounts receivable	$29,100	$28,260
Less: credit allowance	(240)	(225)
Less: allowance for doubtful accounts	(706)	(617)
Total accounts receivable, net	$28,154	$27,418

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	June 30,	December 31,
	2017	2016
Prepaid bandwidth and backbone	$408	$698
VAT receivable	1,522	1,296
Prepaid expenses and insurance	1,896	2,321
Vendor deposits and other	295	550
Total prepaid expenses and other current assets	$4,121	$4,865
6. Property and Equipment, net
Property and equipment, net include:

	June 30,	December 31,
	2017	2016
Network equipment	$109,980	$108,416
Computer equipment and software	9,940	10,282
Furniture and fixtures	2,435	2,432
Leasehold improvements	5,339	5,127
Other equipment	183	182
Total property and equipment	127,877	126,439
Less: accumulated depreciation	(97,462)	(96,087)
Total property and equipment, net	$30,415	$30,352
Depreciation expense related to property and equipment classified in operating expense was $597 and $620 for the three months ended June 30, 2017 and 2016, respectively and was $1,186 and $1,237 for the six months ended June 30, 2017 and 2016, respectively.
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
No interim indicators of impairment were identified as of June 30, 2017. Foreign currency translation adjustments increased the carrying amount of goodwill by $330 for the three months ended June 30, 2017. For the six months ended June 30, 2017, foreign currency translation adjustments increased the carrying value of goodwill by $789.
8. Other Current Liabilities
Other current liabilities include:

	June 30,	December 31,
	2017	2016
Accrued compensation and benefits	$6,738	$5,061
Accrued cost of revenue	2,349	2,178
Deferred rent	782	730
Accrued legal fees	532	262
Other accrued expenses	2,321	4,605
Total other current liabilities	$12,722	$12,836

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
As of June 30, 2017 and December 31, 2016, we had no outstanding borrowings, and we had availability under the Credit Agreement of $5,000.
As of June 30, 2017, borrowings under the Credit Agreement bear interest at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Credit Agreement. If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. We incurred a commitment fee (issuance costs) of 0.45% upon entering into the Modification. In addition, there is an unused line fee of 0.375% under the Credit Agreement and 0.30% under the Modification. Commitment fees are included in prepaid expenses and other current assets and as amortized are charged to interest expense. During the three months ended June 30, 2017 and 2016, interest expense was $0 and $109, respectively, and commitment fees expense and amortization was $10 and $114, respectively. During the six months ended June 30, 2017 and 2016, interest expense was $0 and $181, respectively, and commitment fees expense and amortization was $20 and $140, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
The Modification eliminated the financial covenants under the Credit Agreement. Under the Modification, we are required to maintain a minimum liquidity, defined as cash balance at SVB plus availability on the revolver, of $7,500 at all times, measured quarterly, with a minimum of $5,000 of the $7,500 in cash at SVB. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets, or undergo a change in control. As of June 30, 2017, we were in compliance with all covenants under the Credit Agreement.
10. Other Long Term Liabilities
Other long term liabilities include:

	June 30,	December 31,
	2017	2016
Deferred rent	$814	$1,186
Income taxes payable	243	249
Total other long term liabilities	$1,057	$1,435
11. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing multiple patents assigned to MIT and exclusively licensed by MIT to Akamai. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of U.S. Patent No. 6,108,703 (the ’703 patent) and awarded Akamai damages of approximately $45,500, which included lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. We litigated this matter vigorously for years, during which time the jury verdict was overturned in 2009, and then, after more than six years of appeals by both Akamai and us in the Federal Circuit and the Supreme Court of the United States, the jury verdict was ultimately reinstated. A series of motions and hearings followed the reinstatement, and in July 2016, the District Court entered final judgment in the case. In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 patent and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal qua rterly installments, which began on August 1, 2016. We took a charge in the quarter ended June 30, 2016, for the full, undiscounted amount of $54,000. As of June 30, 2017, there remained $36,000 due to Akamai under the terms of the settlement and license agreement.
Akamai and XO Litigation
In November 2015, we filed a lawsuit against Akamai and XO Communications in the District Court for the Eastern District of Virginia alleging the infringement of six of our patents covering a broad range of inventions that we believe are critical to the effective and efficient delivery of bytes by a content delivery network (the Akamai and XO Litigation). Akamai also filed counterclaims in April 2016, alleging the infringement of five of its patents. We filed an answer to Akamai’s counterclaims, denying each of the allegations of infringement in May 2016. At this time, we believe a loss is neither probable nor reasonably possible, and as such, no provision for this lawsuit has been recorded in the consolidated financial statements. We intend to vigorously protect our intellectual property rights in this matter and vigorously defend against each of the counterclaims.
2016 Akamai Litigation
In February 2016, Akamai filed a complaint against us in the District Court for the District of Massachusetts alleging infringement of three of its patents. In April 2016, Akamai amended its complaint by withdrawing one of the asserted patents. In April 2016, we filed our answer to the complaint, denying each of the allegations of infringement, and asserting two counterclaims alleging infringement of two of our patents. In December 2016, Akamai filed a second complaint against us in the District Court for the District of Massachusetts alleging infringement of three additional patents. In February 2017, we filed our answer to the complaint, denying each of the allegations of infringement. The two cases were then consolidated into a single action by the court. At this time, we believe a loss is neither probable nor reasonably possible in either pending matter in the District of Massachusetts, and as such, no provision for these lawsuits have been recorded in the consolidated financial statements. We intend to vigorously defend against Akamai’s claims and vigorously protect our intellectual property rights in these matters.
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
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,625)	$(57,938)	$(4,962)	$(63,884)
Basic and diluted weighted average outstanding shares of common stock	108,422	103,904	107,893	103,299
Basic and diluted net loss per share:	$(0.01)	$(0.56)	$(0.05)	$(0.62)
For the three and six months ended June 30, 2017 and 2016, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee stock purchase plan	107	205	107	205
Stock options	1,496	84	844	109
Restricted stock units	2,688	482	2,382	502
	4,291	771	3,333	816
13. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This new share repurchase program replaces the $9,500 remaining from the previously announced $15,000 share repurchase program. During the three and six months ended June 30, 2017 and 2016, respectively, we did not repurchase any shares under the repurchase programs.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan, and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan was approximately 8,259 as of June 30, 2017.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three and six months ended June 30, 2017, we issued 432 shares under the ESPP. Total cash proceeds from the purchase of the shares under the ESPP was approximately $885. As of June 30, 2017, shares reserved for issuance to employees under this plan totaled 886, and we held employee contributions of $262 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock

Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at June 30, 2017. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of June 30, 2017, the board of directors had not adopted any resolutions for the issuance of preferred stock.
14. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2017, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2016	$(10,910)	$(128)	$(11,038)
Other comprehensive income before reclassifications	1,935	58	1,993
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	1,935	58	1,993
Balance, June 30, 2017	$(8,975)	$(70)	$(9,045)
15. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share-based compensation expense by type:
Stock options	$909	$960	$1,859	$1,943
Restricted stock units	2,110	2,108	4,138	4,468
ESPP	236	225	333	378
Total share-based compensation expense	$3,255	$3,293	$6,330	$6,789
Share-based compensation expense:
Cost of services	$364	$436	$723	$909
General and administrative expense	1,674	1,677	3,208	3,503
Sales and marketing expense	617	638	1,237	1,375
Research and development expense	600	542	1,162	1,002
Total share-based compensation expense	$3,255	$3,293	$6,330	$6,789
Unrecognized share-based compensation expense totaled approximately $19,391 at June 30, 2017, of which $6,037 related to stock options and $13,354 related to restricted stock units. We currently expect to recognize share-based compensation expense of $5,940 during the remainder of 2017, $8,476 in 2018 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at June 30, 2017.
16. Leases and Purchase Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of June 30, 2017, are as follows:

Remainder of 2017	$1,839
2018	3,437
2019	1,614
2020	545
2021	359
Thereafter	54
Total minimum payments	$7,848
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes minimum commitments as of June 30, 2017:

Remainder of 2017	$16,852
2018	20,588
2019	5,137
2020	50
2021	—
Thereafter	—
Total minimum payments	$42,627
17. Concentrations
During the three and six months ended June 30, 2017, we had one customer, Amazon, who represented 10% or more of our total revenue. During the three and six months ended June 30, 2016, we had one customer, Microsoft, who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $27,018 for the three months ended June 30, 2017, compared to $23,627 for the three months ended June 30, 2016. For the six months ended June 30, 2017, revenue from customers located within the United States was $54,391, compared to $46,037 for the six months ended June 30, 2016.
During the three and six months ended June 30, 2017, respectively, we had three countries, based on customer location, the United States, Japan, and the United Kingdom that accounted for 10% or more of our total revenues. During the three and six months ended June 30, 2016, respectively, we had two countries, based on customer location, the United States and Japan that accounted for 10% or more of our total revenues.
18. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended June 30, 2017 and 2016, was $151 and $115, respectively. For the six months ended June 30, 2017 and 2016, income tax expense was $260 and $273, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2013 through 2015 remain subject to examination by federal tax authorities. Tax years 2012 through 2015 generally remain subject to examination by state tax authorities. As of June 30, 2017, we are not under any federal or state examination for income taxes.
19. Segment Reporting and Geographic Areas
Our chief operating decision maker (whom is our Chief Executive Officer) reviews our financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. We operate in one industry segment — content delivery and related services and we operate in three geographic areas — Americas, Europe, Middle East, and Africa (EMEA), and Asia Pacific.

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Americas	$28,413	62.6%	$26,102	59.9%	$56,608	62.8%	$50,110	59.0%
EMEA	8,807	19.4%	7,476	17.2%	17,264	19.2%	16,388	19.2%
Asia Pacific	8,150	18.0%	9,982	22.9%	16,233	18.0%	18,484	21.8%
Total revenue	$45,370	100.0%	$43,560	100.0%	$90,105	100.0%	$84,982	100.0%
The following table sets forth long-lived assets by geographic area in which the assets are located:

	June 30,	December 31,
	2017	2016
Americas	$17,688	$18,665
International	12,727	11,687
Total long-lived assets	$30,415	$30,352
20. Fair Value Measurements
As of June 30, 2017, and December 31, 2016, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at June 30, 2017:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$2,460	$2,460	$—	$—
Certificate of deposit (1)	40	—	40	—
Commercial paper (1)	1,994	—	1,994	—
Corporate notes and bonds (1)	35,630	—	35,630	—
Total assets measured at fair value	$40,124	$2,460	$37,664	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
The following is a summary of fair value measurements at December 31, 2016:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$301	$301	$—	$—
Certificate of deposit (1)	40	—	40	—
Commercial paper (1)	8,222	—	8,222	—
Corporate notes and bonds (1)	36,231	—	36,231	—
Total assets measured at fair value	$44,794	$301	$44,493	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represented approximately 77% of our total revenue during the three and six months ended June 30, 2017. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
We operate in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own network. Competition and technology advancements have resulted in declining average selling prices in the industry. We believe continued increases in content delivery traffic growth rates, driven by increased consumption of content and larger file sizes, is an important trend that will continue to outpace declining average selling prices in the industry. June 2017 represented the highest volume of traffic delivered in the Company's history. Changes in revenue can be driven by a small subset of large customers who have low contractually committed obligations. For the three and six months ended June 30, 2017, we had one customer, Amazon, who accounted for 10% or more of our total revenue.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to optimize our data center footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 510 at December 31, 2016, to 533 as of June 30, 2017.
In August 2016, we entered into a settlement and license agreement with Akamai Technologies, Inc. (Akamai) with respect to the U.S. Patent No. 6,108,703 (the ‘703 patent) and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of June 30, 2017, there remained $36,000 due to Akamai under the terms of the settlement and license agreement. Please see our discussion in Note 11 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for more information on this and other lawsuits.
Based on current conditions, we expect full-year 2017 revenue to be between $180,000 and $182,000. We expect gross margin improvement for the full year of approximately 300 basis points. We also expect full-year non-GAAP earnings per share to be between $0.05 and $0.07. We expect full-year Adjusted EBITDA to be between $24,000 and $28,000. We expect capital expenditures to be approximately $20,000 for the year.

The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Revenues	$45,370	100.0%	$43,560	100.0%	$90,105	100.0%	$84,982	100.0%
Cost of revenue	23,995	52.9%	24,760	56.8%	47,559	52.8%	49,537	58.3%
Gross profit	21,375	47.1%	18,800	43.2%	42,546	47.2%	35,445	41.7%
Operating expenses	23,113	50.9%	22,273	51.1%	47,704	52.9%	44,932	52.9%
Provision for litigation	—	—%	54,000	124.0%	—	—%	54,000	63.5%
Operating loss	(1,738)	(3.8)%	(57,473)	(131.9)%	(5,158)	(5.7)%	(63,487)	(74.7)%
Total other income (expense)	264	0.6%	(350)	(0.8)%	456	0.5%	(124)	(0.1)%
Loss before income taxes	(1,474)	(3.2)%	(57,823)	(132.7)%	(4,702)	(5.2)%	(63,611)	(74.9)%
Income tax expense	151	0.3%	115	0.3%	260	0.3%	273	0.3%
Net loss	$(1,625)	(3.6)%	$(57,938)	(133.0)%	(4,962)	(5.5)%	(63,884)	(75.2)%
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
In our July 26, 2017, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2017	2017	2016	2017	2016
U.S. GAAP net loss	$(1,625)	$(3,337)	$(57,938)	$(4,962)	$(63,884)
Provision for litigation	—	—	54,000	—	54,000
Share-based compensation	3,255	3,075	3,293	6,330	6,789
Litigation expenses	1,276	1,909	1,271	3,185	2,449
Amortization of intangible assets	—	—	6	—	12
Non-GAAP net income (loss)	$2,906	$1,647	$632	$4,553	$(634)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2017	2017	2016	2017	2016
U.S. GAAP net loss	$(1,625)	$(3,337)	$(57,938)	$(4,962)	$(63,884)
Depreciation and amortization	5,128	5,146	5,115	10,274	10,406
Interest expense	10	14	279	24	459
Interest and other (income) expense	(274)	(204)	71	(480)	(335)
Income tax expense	151	108	115	260	273
EBITDA	$3,390	$1,727	$(52,358)	$5,116	$(53,081)
Provision for litigation	—	—	54,000	—	54,000
Share-based compensation	3,255	3,075	3,293	6,330	6,789
Litigation expenses	1,276	1,909	1,271	3,185	2,449
Adjusted EBITDA	$7,921	$6,711	$6,206	$14,631	$10,157
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. During the six months ended June 30, 2017, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2017	2016	Change	Change	2017	2016	Change	Change
Revenue	$45,370	$43,560	$1,810	4.2%	$90,105	$84,982	$5,123	6.0%
Our revenue increased during the three and six months ended June 30, 2017, versus the comparable 2016 periods primarily due to an increase in our content delivery revenue, which was driven by increases in volumes with certain of our larger customers. These increases were partially offset by a decrease in our average selling price.
Our active customers worldwide decreased to 779 as of June 30, 2017, compared to 904 as of June 30, 2016. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended June 30, 2017 and 2016, sales to our top 20 customers accounted for approximately 65% and 62%, respectively, of our total revenue. For the six months ended June 30, 2017 and 2016, sales to our top 20 customers accounted for approximately 64% and 61%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three and six months ended June 30, 2017 we had one customer, Amazon, who accounted for 10% or more of our total revenue. For the three and six months ended June 30, 2016, we had one customer, Microsoft, who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Americas	$28,413	62.6%	$26,102	59.9%	$56,608	62.8%	$50,110	59.0%
EMEA	8,807	19.4%	7,476	17.2%	17,264	19.2%	16,388	19.2%
Asia Pacific	8,150	18.0%	9,982	22.9%	16,233	18.0%	18,484	21.8%
Total revenue	$45,370	100.0%	$43,560	100.0%	$90,105	100.0%	$84,982	100.0%
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

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Bandwidth and co-location fees	$13,174	29.0%	$14,316	32.9%	$26,440	29.3%	$28,695	33.8%
Depreciation - network	4,531	10.0%	4,489	10.3%	9,088	10.1%	9,157	10.8%
Payroll and related employee costs	4,320	9.5%	3,835	8.8%	8,353	9.3%	7,799	9.2%
Share-based compensation	364	0.8%	436	1.0%	723	0.8%	909	1.1%
Other costs	1,606	3.5%	1,684	3.9%	2,955	3.3%	2,977	3.5%
Total cost of revenue	$23,995	52.9%	$24,760	56.8%	$47,559	52.8%	$49,537	58.3%
Our cost of revenue decreased in aggregate dollars and as a percentage of revenue for the three and six months ended June 30, 2017, versus the comparable 2016 periods primarily as a result of the following:

•
Bandwidth and co-location fees decreased as a result of reduced peering costs and our continued co-location consolidation efforts. As a percentage of revenue, our co-location fees and other costs of revenue decreased due to improved server and operational efficiencies resulting in additional revenue without corresponding proportional costs.

•	Payroll and related employee costs increased due to higher variable compensation and increased headcount.
We anticipate an improvement in gross margin of approximately 300 basis points for the full year 2017 compared to 2016 as a result of our co-location consolidation efforts, reduced peering costs and product mix.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Payroll and related employee costs	$3,311	7.3%	$2,253	5.2%	$6,115	6.8%	$4,218	5.0%
Professional fees and outside services	836	1.8%	813	1.9%	1,674	1.9%	1,639	1.9%
Share-based compensation	1,674	3.7%	1,677	3.8%	3,208	3.6%	3,503	4.1%
Litigation expenses	1,276	2.8%	1,271	2.9%	3,185	3.5%	2,449	2.9%
Other costs	(293)	(0.6)%	1,227	2.8%	1,137	1.3%	2,240	2.6%
Total general and administrative	$6,804	15.0%	$7,241	16.6%	$15,319	17.0%	$14,049	16.5%
Our general and administrative expense decreased in aggregate dollars and decreased as a percentage of total revenue for the three months ended June 30, 2017, versus the comparable 2016 period. The decrease was primarily driven by lower other costs, which was the result of a state sales tax refund. This decrease in other costs was partially offset by increased payroll and related employee costs primarily due to higher headcount, average salaries, and variable compensation.
For the six months ended June 30, 2017, our general and administrative expenses increased in aggregate dollars and increased as a percentage of revenue versus the comparable 2016 period. The increase was primarily due to increased payroll and related employee costs due to higher headcount, average salaries, and variable compensation. In addition, litigation expenses increased due to work related to our intellectual property lawsuits. Other costs decreased as a result of the state sales tax refund.
Excluding litigation expenses, we expect our general and administrative expenses for 2017 to increase due to variable compensation as compared to 2016.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Payroll and related employee costs	$6,380	14.1%	$5,553	12.7%	$12,610	14.0%	$11,750	13.8%
Share-based compensation	617	1.4%	638	1.5%	1,237	1.4%	1,375	1.6%
Marketing programs	476	1.0%	401	0.9%	1,021	1.1%	723	0.9%
Other costs	1,524	3.4%	1,525	3.5%	3,397	3.8%	3,172	3.7%
Total sales and marketing	$8,997	19.8%	$8,117	18.6%	$18,265	20.3%	$17,020	20.0%
Our sales and marketing expense increased in aggregate dollars and increased as a percentage of total revenue for the three and six months ended June 30, 2017, respectively, versus the comparable 2016 periods. The increase in sales and marketing expense was primarily as a result of the following:

•	increased payroll and related employee costs due to increased headcount and higher variable compensation and

•	increased marketing spending related to public relations, advertising and trade shows.
We expect our sales and marketing expenses for 2017 to increase compared to 2016 as we expand our sales force and marketing efforts.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Payroll and related employee costs	$4,936	10.9%	$4,684	10.8%	$9,607	10.7%	$9,683	11.4%
Share-based compensation	600	1.3%	542	1.2%	1,162	1.3%	1,002	1.2%
Other costs	1,179	2.6%	1,063	2.4%	2,165	2.4%	1,929	2.3%
Total research and development	$6,715	14.8%	$6,289	14.4%	$12,934	14.4%	$12,614	14.8%
Our research and development expense increased in aggregate dollars and as a percentage of total revenue for the three months ended June 30, 2017, versus the comparable 2016 period. For the six months ended June 30, 2017, our research and development expenses increased in aggregate dollars and decreased as a percentage of revenue versus the comparable 2016 period. The increase in aggregate dollars was primarily due to increased payroll and related employee costs due to higher variable compensation, partially offset by lower average salaries. Additionally, other costs increased primarily due to an increase in outside labor costs.
We expect our research and development expenses for 2017 to increase to due higher variable compensation as compared with 2016.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $597, or 1.3% of revenue, for the three months ended June 30, 2017, versus $626, or 1.4% of revenue, for the comparable 2016 period. For the six months ended June 30, 2017, depreciation and amortization expense was $1,186, or 1.3% of revenue versus $1,249, or 1.5% of revenue, for the comparable 2016 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $10 for the three months ended June 30, 2017, versus $279 for the comparable 2016 period. For the six months ended June 30, 2017, interest expense was $24 versus $459 for the comparable 2016 period. The decrease was primarily due to a reduction in interest on our line of credit borrowings, capital leases, fees and the amortization of fees associated with our Credit Agreement.

Interest Income
Interest income was $121 for the three months ended June 30, 2017, versus $8 for the comparable 2016 period. For the six months ended June 30, 2017, interest income was $239 versus $14 for the comparable 2016 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income was $153 for the three months ended June 30, 2017, versus other expense of $79 for the comparable 2016 period. For the six months ended June 30, 2017, other income was $241 versus other income of $321 for the comparable 2016 period. For the three months ended June 30, 2017 and 2016, respectively, and the six months ended June 30, 2017, other income consisted primarily of foreign currency transaction gains and losses and the gain on sale of fixed assets. For the six months ended June 30, 2016, other income consisted primarily of foreign currency transaction gains and losses, the gain on sale of fixed assets, and the receipt of a state tax refund related to a previously divested business.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three and six months ended June 30, 2017, was $151 and $260, respectively, versus $115 and $273 for the comparable 2016 periods. Income tax expense on our loss before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of June 30, 2017, our cash, cash equivalents and marketable securities classified as current totaled $60,596. Included in this amount is approximately $4,426 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of June 30, 2017, there remained $36,000 due to Akamai under the terms of the settlement and license agreement.
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
The major components of changes in cash flows for the six months ended June 30, 2017 and 2016, are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities was $5,358 for the six months ended June 30, 2017, versus net cash provided by operating activities of $9,978 for the comparable 2016 period, a decrease of $4,620. Changes in operating assets and liabilities of ($7,280) during the six months ended June 30, 2017, versus $2,603 in the comparable 2016 period were primarily due to:

•	accounts receivable increased $1,226 during the six months ended June 30, 2017 as a result of timing of collections as compared to a $1,957 decrease in the comparable 2016 period;

•
prepaid expenses and other current assets decreased $867 during the six months ended June 30, 2017, due to the amortization of prepaid bandwidth expenses and other prepaid expenses, as well as the receipt of VAT refunds compared to a $3,392 decrease in the comparable 2016 period;

•
accounts payable and other current liabilities increased $2,701 during the six months ended June 30, 2017, versus an decrease of $2,439 for the comparable 2016 period due to timing of vendor payments and increased variable compensation accruals; and

•	provision for litigation decreased by $9,000 as a result of our settlement agreement payments made to Akamai.
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
Investing Activities
Net cash used in investing activities was $3,673 for the six months ended June 30, 2017, versus net cash used in investing activities of $36,155 for the comparable 2016 period. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities. During the six months ended June 30, 2016, we liquidated our investments in marketable securities in order to provide collateral for the letter of credit for the previously estimated upper end of our range of potential loss in our intellectual property dispute with Akamai. Upon entering into the settlement agreement with Akamai in August 2016, we were no longer required to provide the stand-by letter of credit removing the restriction on the use of these funds. Refer to Note 11 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, for further information.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the six months ended June 30, 2017, we made capital expenditures of $10,478, which represented approximately 12% of our total revenue. We currently expect an increase in capital expenditures in 2017 compared to 2016, as we continue to increase the capacity of our global network and re-fresh our systems. We currently expect capital expenditures in 2017 to be approximately $20,000.
Financing Activities
Net cash used in financing activities was $728 for the six months ended June 30, 2017, versus net cash provided by financing activities of $12,224 for the comparable 2016 period. Net cash used in financing activities in the six months ended June 30, 2017, primarily relates to payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,916, offset by cash received from the exercise of stock options and our employee stock purchase plan of $1,188.
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
As of June 30, 2017, and December 31, 2016, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $5,000.
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
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This new share repurchase program replaces the $9,500 remaining from the previously announced $15,000 share repurchase program. During the three and six month periods ended June 30, 2017 and 2016, respectively, we did not repurchase any shares under the repurchase programs.
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
The following table presents our contractual obligations and commercial commitments, as of June 30, 2017, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$24,870	$16,780	$8,090	$—	$—
Rack space leases	17,757	11,990	5,767	—	—
Real estate leases	7,848	3,608	3,615	625	—
Total operating leases	50,475	32,378	17,472	625	—
Settlement agreement	36,000	18,000	18,000	—	—
Total commitments	$86,475	$50,378	$35,472	$625	$—
Off Balance Sheet Arrangements
As of June 30, 2017, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit will fluctuate as the interest rate for the line of credit floats based at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Credit Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of June 30, 2017, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2016, and the six months ended June 30, 2017, would have been higher by approximately $1,963 and $881, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended June 30, 2017 and 2016, sales to our top 20 customers accounted for approximately 65% and 62%, respectively, of our total revenue. During the three months ended June 30, 2017, we had one customer, Amazon, who accounted for more than 10% of our total revenue. For the three months ended June 30, 2016, we had one customer, Microsoft, who represented 10% or more of our total revenue.
For the six months ended June 30, 2017 and 2016, sales to our top 20 customers accounted for approximately 64% and 61%, respectively, of our total revenue. During the six months ended June 30, 2017, we had one customer, Amazon, who accounted for more than 10% of our total revenue. During the six months ended June 30, 2016, we had one customer, Microsoft, who represented 10% or more of our total revenue. In 2017, we anticipate that our top 20 customer concentration levels will remain consistent with 2016. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our primary competitors for the content delivery service offering of our Orchestrate Platform include Akamai, Level 3, Amazon, Fastly, CDNetworks, StackPath, and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, as a result of the growth in the content delivery market. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the six months ended June 30, 2017, sales to our top 20 customers accounted for approximately 64% of our total revenue. During the six months ended June 30, 2017, we had one customer, Amazon, who represented 10% or more of our total revenue.
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
As of June 30, 2017, we had a goodwill balance of approximately $77,032, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
As of June 30, 2017, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 31% of our outstanding common stock, including approximately 28% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

LIMELIGHT NETWORKS, INC.

Date:	July 27, 2017	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)