Form 10-Q
period 2017-09-30
Limelight Networks, Inc.
filed 2017-10-19
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of October 12, 2017: 109,711,131 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2017

Special Note Regarding Forward-Looking Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:

•	our beliefs regarding delivery traffic growth trends and demand for digital content;

•	our expectations regarding revenue, costs, expenses, gross margin, non-GAAP earnings per share, Adjusted EBITDA and capital expenditures;

•	our plans regarding investing in our content delivery network, as well as other products and technologies;

•	our beliefs regarding the growth of, and competition within, the content delivery industry;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	our expectations regarding headcount;

•	the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;

•	our plans with respect to investments in marketable securities;

•	our expectations and strategies regarding acquisitions;

•	our expectations regarding litigation and other pending or potential disputes;

•	our estimations regarding taxes and belief regarding our tax reserves;

•	our beliefs regarding the use of Non-GAAP financial measures;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	the sufficiency of our sources of funding;

•	our beliefs regarding inflation risks;

•	our beliefs regarding expense and productivity of and competition for our sales force; and

•	our beliefs regarding the significance of our large customers.
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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,744	$21,734
Marketable securities	36,948	44,453
Accounts receivable, net	28,712	27,418
Income taxes receivable	102	125
Prepaid expenses and other current assets	4,453	4,865
Total current assets	90,959	98,595
Property and equipment, net	29,835	30,352
Marketable securities, less current portion	40	40
Deferred income taxes	1,393	1,105
Goodwill	76,925	76,243
Other assets	1,794	1,794
Total assets	$200,946	$208,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,804	$8,790
Deferred revenue	1,694	2,138
Income taxes payable	383	188
Provision for litigation	18,000	18,000
Other current liabilities	15,665	12,836
Total current liabilities	44,546	41,952
Deferred income taxes	146	152
Deferred revenue, less current portion	15	22
Provision for litigation, less current portion	13,500	27,000
Other long-term liabilities	859	1,435
Total liabilities	59,066	70,561
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 109,638 and 107,059 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	110	107
Additional paid-in capital	499,487	490,819
Accumulated other comprehensive loss	(8,679)	(11,038)
Accumulated deficit	(349,038)	(342,320)
Total stockholders’ equity	141,880	137,568
Total liabilities and stockholders’ equity	$200,946	$208,129
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$46,069	$39,473	$136,173	$124,456
Cost of revenue:
Cost of services (1)	19,287	18,834	57,758	59,214
Depreciation — network	4,506	4,401	13,594	13,558
Total cost of revenue	23,793	23,235	71,352	72,772
Gross profit	22,276	16,238	64,821	51,684
Operating expenses:
General and administrative	8,079	8,033	23,397	22,082
Sales and marketing	8,836	7,711	27,100	24,730
Research and development	6,443	5,626	19,377	18,241
Depreciation and amortization	603	613	1,789	1,862
Provision for litigation	—	—	—	54,000
Total operating expenses	23,961	21,983	71,663	120,915
Operating loss	(1,685)	(5,745)	(6,842)	(69,231)
Other income (expense):
Interest expense	(18)	(406)	(42)	(865)
Interest income	127	8	365	22
Other, net	8	151	249	472
Total other income (expense)	117	(247)	572	(371)
Loss before income taxes	(1,568)	(5,992)	(6,270)	(69,602)
Income tax expense	188	130	448	404
Net loss	(1,756)	(6,122)	(6,718)	(70,006)

Net loss per share:
Basic and diluted	$(0.02)	$(0.06)	$(0.06)	$(0.67)

Weighted average shares used in per share calculation:
Basic and diluted	109,342	104,860	108,376	103,819
____________

(1)	Cost of services excludes amortization related to intangibles, including existing technologies, and customer relationships, which are included in depreciation and amortization.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,756)	$(6,122)	$(6,718)	$(70,006)
Other comprehensive income, net of tax:
Unrealized gain on investments	26	—	83	—
Foreign exchange translation gain	340	403	2,276	867
Other comprehensive income	366	403	2,359	867
Comprehensive loss	$(1,390)	$(5,719)	$(4,359)	$(69,139)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(6,718)	$(70,006)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,383	15,420
Share-based compensation	9,442	9,776
Provision for litigation	—	54,000
Foreign currency remeasurement loss	658	509
Deferred income taxes	(217)	(25)
Gain on sale of property and equipment	(94)	(296)
Accounts receivable charges	732	36
Amortization of premium on marketable securities	228	19
Realized loss on sale of marketable securities	—	32
Changes in operating assets and liabilities:
Accounts receivable	(2,026)	3,901
Prepaid expenses and other current assets	545	4,333
Income taxes receivable	34	54
Other assets	21	558
Accounts payable and other current liabilities	4,749	(670)
Deferred revenue	(450)	(1,552)
Income taxes payable	180	(76)
Payments for provision for litigation	(13,500)	(4,500)
Other long term liabilities	(584)	(550)
Net cash provided by operating activities	8,383	10,963
Investing activities
Purchases of marketable securities	(10,383)	—
Sale and maturities of marketable securities	17,744	28,315
Purchases of property and equipment	(15,806)	(4,666)
Proceeds from sale of property and equipment	83	—
Net cash (used in) provided by investing activities	(8,362)	23,649
Financing activities
Principal payments on capital lease obligations	—	(4,685)
Payments of employee tax withholdings related to restricted stock vesting	(2,571)	(1,306)
Proceeds from employee stock plans	1,200	904
Net cash used in financing activities	(1,371)	(5,087)
Effect of exchange rate changes on cash and cash equivalents	360	195
Net increase (decrease) in cash and cash equivalents	(990)	29,720
Cash and cash equivalents, beginning of period	21,734	44,680
Cash and cash equivalents, end of period	$20,744	$74,400
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11	$682
Cash paid during the period for income taxes, net of refunds	$400	$457
Property and equipment acquired through capital leases	$—	$2,659
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017
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
In March 2016, the FASB issued ASU 2016-09, which amends the existing accounting standards for share-based payments, including the accounting for income taxes and forfeitures, as well as the classifications on the statements of cash flows. We adopted this guidance effective January 1, 2017. Beginning January 1, 2017, stock-based compensation excess tax benefits or tax deficiencies are reflected in the Consolidated Statements of Operations as a component of the provision for taxes, whereas they previously were recognized as additional paid in capital in the stockholders’ deficit in the Consolidated Balance Sheets. We have elected to continue to estimate forfeitures expected to occur to determine stock-based compensation expense. Additionally, beginning with the three months ended March 31, 2017, and on a prospective basis, the Consolidated Statements of Cash Flows now requires excess tax benefits be presented as an operating activity rather than as a financing activity, while the payment of withholding taxes on the settlement of stock-based compensation awards continues to be presented as a financing activity. The implementation of this guidance did not have a material impact on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017.
During the nine months ended September 30, 2017 there was no change to beginning retained earnings for previously unrecognized tax benefits. The increase of $5.2 million to the net operating loss carryforward deferred tax asset was fully offset by an increase to the valuation allowance. During the nine months ended September 30, 2017 we did not record excess tax benefits on stock options and restricted stock units as a result of the adoption of ASU 2016-09 because such amounts are fully offset by our valuation allowance.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. We currently believe that once we do adopt this standard, we will use the modified retrospective approach. We are utilizing a comprehensive approach to assess the impact of the guidance on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. We continue to make significant progress on the potential impact on our accounting policies and internal control processes including system readiness. In addition, we will update certain disclosures, as applicable, included in our filings pursuant to the Securities Exchange Act of 1934, as amended, to meet the requirements of the new guidance.
We continue to review contracts with our customers and we currently believe that we will be required to record a cumulative effect adjustment to retained earnings upon adoption of the new revenue standard at the beginning of 2018. The cumulative adjustment is primarily related to incremental upfront contract acquisition costs (such as sales commissions) for customer contracts. The new standard requires these costs to be capitalized and amortized over the estimated life of the asset. Currently, these costs are expensed as incurred. For the nine months ended September 30, 2017, we paid approximately $800 in incremental upfront contract acquisition costs. We recognize revenue for most of our customers based on actual monthly usage at an agreed upon rate, where the impact of adoption is not expected to be material. We have entered into some contracts with annual minimum commitments. We are currently evaluating the impact of estimating variable consideration related to these types of contacts and how the new standard could impact revenue recognition. We do not know and cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.
In February 2016, the FASB issued ASU No. 2016-02, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for most leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. We do not plan to early adopt this ASU.  We are in the process of evaluating the potential impacts of this new guidance on our consolidated financial statements and related disclosures.
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
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at September 30, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$40	$—	$—	$40
Commercial paper	998	—	—	998
Corporate notes and bonds	35,993	—	43	35,950
Total marketable securities	$37,031	$—	$43	$36,988
The amortized cost and estimated fair value of marketable securities at September 30, 2017, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$33,481	$—	$36	$33,445
Due after one year and through five years	3,550	—	7	3,543
	$37,031	$—	$43	$36,988
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Commercial paper	8,228	—	6	8,222
Corporate notes and bonds	36,353	—	122	36,231
Total marketable securities	$44,621	$—	$128	$44,493
The amortized cost and estimated fair value of marketable securities at December 31, 2016, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$27,920	$—	$52	$27,868
Due after one year and through five years	16,701	—	76	16,625
	$44,621	$—	$128	$44,493
4. Accounts Receivable, net
Accounts receivable, net include:

	September 30,	December 31,
	2017	2016
Accounts receivable	$29,756	$28,260
Less: credit allowance	(240)	(225)
Less: allowance for doubtful accounts	(804)	(617)
Total accounts receivable, net	$28,712	$27,418

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	September 30,	December 31,
	2017	2016
Prepaid bandwidth and backbone	$1,036	$698
VAT receivable	1,041	1,296
Prepaid expenses and insurance	1,993	2,321
Vendor deposits and other	383	550
Total prepaid expenses and other current assets	$4,453	$4,865
6. Property and Equipment, net
Property and equipment, net include:

	September 30,	December 31,
	2017	2016
Network equipment	$106,841	$108,416
Computer equipment and software	9,621	10,282
Furniture and fixtures	2,435	2,432
Leasehold improvements	5,485	5,127
Other equipment	183	182
Total property and equipment	124,565	126,439
Less: accumulated depreciation	(94,730)	(96,087)
Total property and equipment, net	$29,835	$30,352
Depreciation expense related to property and equipment classified in operating expense was $603 and $611 for the three months ended September 30, 2017 and 2016, respectively and was $1,789 and $1,848 for the nine months ended September 30, 2017 and 2016, respectively.
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
No interim indicators of impairment were identified as of September 30, 2017. Foreign currency translation adjustments decreased the carrying amount of goodwill by $107 for the three months ended September 30, 2017. For the nine months ended September 30, 2017, foreign currency translation adjustments increased the carrying value of goodwill by $682.
8. Other Current Liabilities
Other current liabilities include:

	September 30,	December 31,
	2017	2016
Accrued compensation and benefits	$10,074	$5,061
Accrued cost of revenue	2,488	2,178
Deferred rent	790	730
Accrued legal fees	235	262
Other accrued expenses	2,078	4,605
Total other current liabilities	$15,665	$12,836

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
As of September 30, 2017 and December 31, 2016, we had no outstanding borrowings, and we had availability under the Credit Agreement of $5,000.
As of September 30, 2017, borrowings under the Credit Agreement bear interest at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) the Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Credit Agreement. If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. We incurred a commitment fee (issuance costs) of 0.45% upon entering into the Modification. In addition, there is an unused line fee of 0.375% under the Credit Agreement and 0.30% under the Modification. Commitment fees are included in prepaid expenses and other current assets and as amortized are charged to interest expense. During the three months ended September 30, 2017 and 2016, interest expense was $0 and $24, respectively, and commitment fees expense and amortization was $18 and $127, respectively. During the nine months ended September 30, 2017 and 2016, interest expense was $0 and $205, respectively, and commitment fees expense and amortization was $42 and $267, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
The Modification eliminated the financial covenants under the Credit Agreement. Under the Modification, we are required to maintain a minimum liquidity, defined as cash balance at SVB plus availability on the revolver, of $7,500 at all times, measured quarterly, with a minimum of $5,000 of the $7,500 in cash at SVB. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets, or undergo a change in control. As of September 30, 2017, we were in compliance with all covenants under the Credit Agreement.
In October 2017, we entered into a Third Amendment (Third Amendment) to the Credit Agreement. Under the Third Amendment, we have increased the maximum principal commitment amount from $5,000 to $10,000. The interest rate on any borrowings will decrease from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 2.50% or the Wall Street Journal prime rate. In addition, the unused line fee under the Third Amendment will decrease from 30 basis points to 20 basis points. Under the Third Amendment, we are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. We incurred a commitment fee of $25 related to the Third Amendment.
10. Other Long Term Liabilities
Other long term liabilities include:

	September 30,	December 31,
	2017	2016
Deferred rent	$615	$1,186
Income taxes payable	244	249
Total other long term liabilities	$859	$1,435
11. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing multiple patents assigned to MIT and exclusively licensed by MIT to Akamai. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of U.S. Patent No. 6,108,703 (the ’703 patent) and awarded Akamai damages of approximately $45,500, which included lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. We litigated this matter vigorously for years, during which time the jury verdict was overturned in 2009, and then, after more than six years of appeals by both Akamai and us in the Federal Circuit and the Supreme Court of the United States, the jury verdict was ultimately reinstated. A series of motions and hearings followed the reinstatement, and in July 2016, the District Court entered final judgment in the case. In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 patent and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We took a charge in the quarter ended June 30, 2016, for the full, undiscounted amount of $54,000. As of September 30, 2017, there remained $31,500 due to Akamai under the terms of the settlement and license agreement.
Akamai and XO Litigation
In November 2015, we filed a lawsuit against Akamai and XO Communications in the District Court for the Eastern District of Virginia alleging the infringement of six of our patents covering a broad range of inventions that we believe are critical to the effective and efficient delivery of bytes by a content delivery network (the Akamai and XO Litigation). Akamai also filed counterclaims in April 2016, alleging the infringement of five of its patents. We filed an answer to Akamai’s counterclaims, denying each of the allegations of infringement in May 2016. At this time, we believe a loss is neither probable nor reasonably possible, and as such, no provision for this lawsuit has been recorded in the consolidated financial statements. We intend to vigorously protect and enforce our intellectual property rights as plaintiffs in this dispute and also vigorously defend against each of the counterclaims.
2016 Akamai Litigation
In February 2016, Akamai filed a complaint against us in the District Court for the District of Massachusetts alleging infringement of three of its patents. In April 2016, Akamai amended its complaint by withdrawing one of the asserted patents. In April 2016, we filed our answer to the complaint, denying each of the allegations of infringement, and asserting two counterclaims alleging infringement of two of our patents. In December 2016, Akamai filed a second complaint against us in the District Court for the District of Massachusetts alleging infringement of three additional patents. In February 2017, we filed our answer to the complaint, denying each of the allegations of infringement. The two cases were then consolidated into a single action by the court. At this time, we believe a loss is neither probable nor reasonably possible in either pending matter in the District of Massachusetts, and as such, no provision for these lawsuits have been recorded in the consolidated financial statements. We intend to vigorously defend against Akamai’s claims and also vigorously protect and enforce our intellectual property rights via our counterclaims in this dispute.
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
12. Net Loss per Share
We calculate basic and diluted loss per weighted average share. We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic loss per share. Diluted loss per share include the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans in the weighted-average number of shares of common stock outstanding.
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,756)	$(6,122)	$(6,718)	$(70,006)
Basic and diluted weighted average outstanding shares of common stock	109,342	104,860	108,376	103,819
Basic and diluted net loss per share:	$(0.02)	$(0.06)	$(0.06)	$(0.67)
For the three and nine months ended September 30, 2017 and 2016, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee stock purchase plan	276	567	276	567
Stock options	3,002	54	1,509	91
Restricted stock units	3,145	1,015	2,808	713
	6,423	1,636	4,593	1,371
13. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This new share repurchase program replaces the $9,500 remaining from the previously announced $15,000 share repurchase program. During the three and nine months ended September 30, 2017 and 2016, respectively, we did not repurchase any shares under the repurchase programs.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan, and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan was approximately 8,435 as of September 30, 2017.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three months ended September 30, 2017, we did not issue any shares under the ESPP. During the nine months ended September 30, 2017, we issued 432 shares under the ESPP. Total cash proceeds from the purchase of the shares under the ESPP was approximately $885. As of September 30, 2017, shares reserved for issuance to employees under this plan totaled 886, and we held employee contributions of $744 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at September 30, 2017. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of September 30, 2017, the board of directors had not adopted any resolutions for the issuance of preferred stock.
14. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2017, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2016	$(10,910)	$(128)	$(11,038)
Other comprehensive income before reclassifications	2,276	83	2,359
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	2,276	83	2,359
Balance, September 30, 2017	$(8,634)	$(45)	$(8,679)
15. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share-based compensation expense by type:
Stock options	$917	$812	$2,776	$2,755
Restricted stock units	2,075	1,999	6,213	6,467
ESPP	120	176	453	554
Total share-based compensation expense	$3,112	$2,987	$9,442	$9,776
Share-based compensation expense:
Cost of services	$352	$209	$1,075	$1,118
General and administrative expense	1,565	1,616	4,773	5,119
Sales and marketing expense	611	641	1,848	2,016
Research and development expense	584	521	1,746	1,523
Total share-based compensation expense	$3,112	$2,987	$9,442	$9,776
Unrecognized share-based compensation expense totaled approximately $16,288 at September 30, 2017, of which $5,049 related to stock options and $11,239 related to restricted stock units. We currently expect to recognize share-based compensation expense of $2,865 during the remainder of 2017, $8,392 in 2018 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at September 30, 2017.

16. Leases and Purchase Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of September 30, 2017, are as follows:

Remainder of 2017	$945
2018	3,564
2019	1,618
2020	546
2021	359
Thereafter	55
Total minimum payments	$7,087
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes minimum commitments as of September 30, 2017:

Remainder of 2017	$9,834
2018	23,799
2019	7,145
2020	442
2021	—
Thereafter	—
Total minimum payments	$41,220
17. Concentrations
During the three months ended September 30, 2017, we had two customers, Amazon and Apple, who each represented 10% or more of our total revenue. For the nine months ended September 30, 2017, we had one customer, Amazon, who represented 10% or more of our total revenue. During the three and nine months ended September 30, 2016, we had no individual customer who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $28,630 for the three months ended September 30, 2017, compared to $22,996 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, revenue from customers located within the United States was $83,021, compared to $69,033 for the nine months ended September 30, 2016.
During the three months ended September 30, 2017, respectively, we had two countries, based on customer location, the United States, and the United Kingdom that accounted for 10% or more of our total revenues. For the nine months ended September 30, 2017, we had three countries, based on customer location, the United States, Japan, and the United Kingdom that accounted for 10% or more of our total revenue. During the three and nine months ended September 30, 2016, respectively, we had two countries, based on customer location, the United States and Japan that accounted for 10% or more of our total revenues.
18. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended September 30, 2017 and 2016, was $188 and $130, respectively. For the nine months ended September 30, 2017 and 2016, income tax expense was $448 and $404, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.

We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2014 through 2016 remain subject to examination by federal tax authorities. Tax years 2013 through 2016 generally remain subject to examination by state tax authorities. As of September 30, 2017, we are not under any federal or state examination for income taxes.
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Americas	$29,485	64.0%	$24,072	61.0%	$86,093	63.2%	$74,183	59.6%
EMEA	9,280	20.1%	6,912	17.5%	26,543	19.5%	23,300	18.7%
Asia Pacific	7,304	15.9%	8,489	21.5%	23,537	17.3%	26,973	21.7%
Total revenue	$46,069	100.0%	$39,473	100.0%	$136,173	100.0%	$124,456	100.0%
The following table sets forth long-lived assets by geographic area in which the assets are located:

	September 30,	December 31,
	2017	2016
Americas	$17,372	$18,665
International	12,463	11,687
Total long-lived assets	$29,835	$30,352
20. Fair Value Measurements
As of September 30, 2017, and December 31, 2016, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at September 30, 2017:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$111	$111	$—	$—
Certificate of deposit (1)	40	—	40	—
Commercial paper (1)	998	—	998	—
Corporate notes and bonds (1)	35,950	—	35,950	—
Total assets measured at fair value	$37,099	$111	$36,988	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

The following is a summary of fair value measurements at December 31, 2016:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$301	$301	$—	$—
Certificate of deposit (1)	40	—	40	—
Commercial paper (1)	8,222	—	8,222	—
Corporate notes and bonds (1)	36,231	—	36,231	—
Total assets measured at fair value	$44,794	$301	$44,493	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represented approximately 79% of our total revenue during the three and nine months ended September 30, 2017. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
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
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to optimize our data center footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 510 at December 31, 2016, to 535 as of September 30, 2017.
In August 2016, we entered into a settlement and license agreement with Akamai Technologies, Inc. (Akamai) with respect to the U.S. Patent No. 6,108,703 (the ‘703 patent) and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of September 30, 2017, there remained $31,500 due to Akamai under the terms of the settlement and license agreement. Please see our discussion in Note 11 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for more information on this and other lawsuits.
Based on current conditions, we expect full-year 2017 revenue to be between $182,000 and $185,000. We expect gross margin improvement for the full year of more than 450 basis points. We also expect full-year non-GAAP earnings per share to be between $0.06 and $0.08. We expect full-year Adjusted EBITDA to be between $26,000 and $29,000. We expect capital expenditures to be approximately $20,000 for the year.

The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Revenues	$46,069	100.0%	$39,473	100.0%	$136,173	100.0%	$124,456	100.0%
Cost of revenue	23,793	51.6%	23,235	58.9%	71,352	52.4%	72,772	58.5%
Gross profit	22,276	48.4%	16,238	41.1%	64,821	47.6%	51,684	41.5%
Operating expenses	23,961	52.0%	21,983	55.7%	71,663	52.6%	66,915	53.8%
Provision for litigation	—	—%	—	—%	—	—%	54,000	43.4%
Operating loss	(1,685)	(3.7)%	(5,745)	(14.6)%	(6,842)	(5.0)%	(69,231)	(55.6)%
Total other income (expense)	117	0.3%	(247)	(0.6)%	572	0.4%	(371)	(0.3)%
Loss before income taxes	(1,568)	(3.4)%	(5,992)	(15.2)%	(6,270)	(4.6)%	(69,602)	(55.9)%
Income tax expense	188	0.4%	130	0.3%	448	0.3%	404	0.3%
Net loss	$(1,756)	(3.8)%	$(6,122)	(15.5)%	$(6,718)	(4.9)%	$(70,006)	(56.2)%
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
In our October 18, 2017, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2017	2017	2016	2017	2016
U.S. GAAP net loss	$(1,756)	$(1,625)	$(6,122)	$(6,718)	$(70,006)
Provision for litigation	—	—	—	—	54,000
Share-based compensation	3,112	3,255	2,987	9,442	9,776
Litigation expenses	863	1,276	2,837	4,048	5,286
Amortization of intangible assets	—	—	2	—	14
Non-GAAP net income (loss)	$2,219	$2,906	$(296)	$6,772	$(930)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2017	2017	2016	2017	2016
U.S. GAAP net loss	$(1,756)	$(1,625)	$(6,122)	$(6,718)	$(70,006)
Depreciation and amortization	5,109	5,128	5,014	15,383	15,420
Interest expense	18	10	406	42	865
Interest and other (income) expense	(135)	(274)	(159)	(614)	(494)
Income tax expense	188	151	130	448	404
EBITDA	$3,424	$3,390	$(731)	$8,541	$(53,811)
Provision for litigation	—	—	—	—	54,000
Share-based compensation	3,112	3,255	2,987	9,442	9,776
Litigation expenses	863	1,276	2,837	4,048	5,286
Adjusted EBITDA	$7,399	$7,921	$5,093	$22,031	$15,251
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. During the nine months ended September 30, 2017, there have been no significant changes in our critical accounting policies and estimates.

Results of Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2017	2016	Change	Change	2017	2016	Change	Change
Revenue	$46,069	$39,473	$6,596	16.7%	$136,173	$124,456	$11,717	9.4%
Our revenue increased during the three and nine months ended September 30, 2017, versus the comparable 2016 periods primarily due to an increase in our content delivery revenue, which was driven by increases in volumes with certain of our larger customers. During the three months ended September 30, 2017, we experienced a small increase in average selling price versus the comparable 2016 period, due to customer and product mix.
Our active customers worldwide decreased to 753 as of September 30, 2017, compared to 875 as of September 30, 2016. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended September 30, 2017 and 2016, sales to our top 20 customers accounted for approximately 66% and 62%, respectively, of our total revenue. For the nine months ended September 30, 2017 and 2016, sales to our top 20 customers accounted for approximately 65% and 61%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three months ended September 30, 2017 we had two customers, Amazon and Apple, who each accounted for 10% or more of our total revenue. During the nine months ended September 30, 2017 we had one customer, Amazon, who accounted for 10% or more of our total revenue. For the three and nine months ended September 30, 2016, we had no customer who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Americas	$29,485	64.0%	$24,072	61.0%	$86,093	63.2%	$74,183	59.6%
EMEA	9,280	20.1%	6,912	17.5%	26,543	19.5%	23,300	18.7%
Asia Pacific	7,304	15.9%	8,489	21.5%	23,537	17.3%	26,973	21.7%
Total revenue	$46,069	100.0%	$39,473	100.0%	$136,173	100.0%	$124,456	100.0%
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

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Bandwidth and co-location fees	$13,166	28.6%	$13,811	35.0%	$39,606	29.1%	$42,506	34.2%
Depreciation - network	4,506	9.8%	4,401	11.1%	13,594	10.0%	13,558	10.9%
Payroll and related employee costs	4,183	9.1%	3,442	8.7%	12,536	9.2%	11,241	9.0%
Share-based compensation	352	0.8%	209	0.5%	1,075	0.8%	1,118	0.9%
Other costs	1,586	3.4%	1,372	3.5%	4,541	3.3%	4,349	3.5%
Total cost of revenue	$23,793	51.6%	$23,235	58.9%	$71,352	52.4%	$72,772	58.5%
Our cost of revenue increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended September 30, 2017, versus the comparable 2016 period. For the nine months ended September 30, 2017, our cost of revenue decreased in aggregate dollars and decreased as a percentage of total revenue versus the comparable 2016 period. The changes in cost of revenue were primarily a result of the following:

•
Bandwidth and co-location fees decreased during the quarter as a result of reduced peering and transit costs off-set by a small increase in co-location costs. For the nine months ended September 30, 2017, bandwidth and co-location fees decreased primarily due to decreased peering and co-location costs reflecting our continued co-location consolidation efforts and contract negotiations with our vendors. As a percentage of total revenue, our peering costs, co-location fees and other costs of revenue decreased due to improved server and operational efficiencies resulting in additional revenue without corresponding proportional costs.

•	Payroll and related employee costs increased due to higher variable compensation.
We anticipate an improvement in gross margin of more than 450 basis points for the full year 2017 compared to 2016 as a result of our co-location consolidation efforts, reduced peering costs, and product mix.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Payroll and related employee costs	$3,312	7.2%	$1,513	3.8%	$9,427	6.9%	$5,731	4.6%
Professional fees and outside services	788	1.7%	907	2.3%	2,463	1.8%	2,546	2.0%
Share-based compensation	1,565	3.4%	1,616	4.1%	4,773	3.5%	5,119	4.1%
Litigation expenses	863	1.9%	2,837	7.2%	4,048	3.0%	5,286	4.2%
Other costs	1,551	3.4%	1,160	2.9%	2,686	2.0%	3,400	2.7%
Total general and administrative	$8,079	17.5%	$8,033	20.4%	$23,397	17.2%	$22,082	17.7%
Our general and administrative expense increased slightly in aggregate dollars and decreased as a percentage of total revenue for the three months ended September 30, 2017, versus the comparable 2016 period. The slight increase was primarily driven by increased payroll and related employee costs, which was due to higher headcount, average salaries, and variable compensation, as well as an increase in other costs which was primarily due to increased fees and licenses and an increase in bad debt expense. These increases were off-set by a decrease in litigation expenses.
For the nine months ended September 30, 2017, our general and administrative expenses increased in aggregate dollars and decreased as a percentage of total revenue versus the comparable 2016 period. The increase in aggregate dollars was primarily due to increased payroll and related employee costs due to higher headcount, average salaries, and variable compensation. These increases were off-set by a decrease in litigation expenses related to our intellectual property lawsuits. Other costs decreased as a result of a state sales tax refund received in the second quarter of 2017.
Excluding litigation expenses, we expect our general and administrative expenses for 2017 to increase due to variable compensation as compared to 2016.

Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Payroll and related employee costs	$6,239	13.5%	$5,205	13.2%	$18,848	13.8%	$16,955	13.6%
Share-based compensation	611	1.3%	641	1.6%	1,848	1.4%	2,016	1.6%
Marketing programs	498	1.1%	330	0.8%	1,519	1.1%	1,053	0.8%
Other costs	1,488	3.2%	1,535	3.9%	4,885	3.6%	4,706	3.8%
Total sales and marketing	$8,836	19.2%	$7,711	19.5%	$27,100	19.9%	$24,730	19.9%
Our sales and marketing expense increased in aggregate dollars and slightly decreased as a percentage of total revenue for the three months ended September 30, 2017, versus the comparable 2016 period. For the nine months ended September 30, 2017, our sales and marketing expense increased in aggregate dollars and remained consistent with the comparable 2016 period as a percentage of total revenue. The increase in sales and marketing expense was primarily as a result of the following:

•	increased payroll and related employee costs due to increased headcount and higher variable compensation; and

•	increased marketing spending related to public relations, advertising and trade shows.
We expect our sales and marketing expenses for 2017 to increase compared to 2016 as we expand our sales force and marketing efforts.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Payroll and related employee costs	$4,701	10.2%	$4,081	10.3%	$14,309	10.5%	$13,764	11.1%
Share-based compensation	584	1.3%	521	1.3%	1,746	1.3%	1,523	1.2%
Other costs	1,158	2.5%	1,024	2.6%	3,322	2.4%	2,954	2.4%
Total research and development	$6,443	14.0%	$5,626	14.3%	$19,377	14.2%	$18,241	14.7%
Our research and development expense increased in aggregate dollars and decreased as a percentage of total revenue for the three and nine months ended September 30, 2017, respectively, versus the comparable 2016 periods. The increase in aggregate dollars was primarily due to increased payroll and related employee costs due to higher variable compensation, partially offset by lower average salaries. Additionally, other costs increased primarily due to an increase in outside labor costs.
We expect our research and development expenses for 2017 to increase to due higher variable compensation as compared with 2016.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $603, or 1.3% of revenue, for the three months ended September 30, 2017, versus $613, or 1.6% of revenue, for the comparable 2016 period. For the nine months ended September 30, 2017, depreciation and amortization expense was $1,789, or 1.3% of revenue versus $1,862, or 1.5% of revenue, for the comparable 2016 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $18 for the three months ended September 30, 2017, versus $406 for the comparable 2016 period. For the nine months ended September 30, 2017, interest expense was $42 versus $865 for the comparable 2016 period.

The decrease was primarily due to a reduction in interest on our line of credit borrowings, capital leases, fees and the amortization of fees associated with our Credit Agreement.
Interest Income
Interest income was $127 for the three months ended September 30, 2017, versus $8 for the comparable 2016 period. For the nine months ended September 30, 2017, interest income was $365 versus $22 for the comparable 2016 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income was $8 for the three months ended September 30, 2017, versus other income of $151 for the comparable 2016 period. For the nine months ended September 30, 2017, other income was $249 versus other income of $472 for the comparable 2016 period. For the three months ended September 30, 2017 and 2016, respectively, and the nine months ended September 30, 2017, other income consisted primarily of foreign currency transaction gains and losses and the gain on sale of fixed assets. For the nine months ended September 30, 2016, other income consisted primarily of foreign currency transaction gains and losses, the gain on sale of fixed assets, and the receipt of a state tax refund related to a previously divested business.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three and nine months ended September 30, 2017, was $188 and $448, respectively, versus $130 and $404 for the comparable 2016 periods. Income tax expense on our loss before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of September 30, 2017, our cash, cash equivalents and marketable securities classified as current totaled $57,692. Included in this amount is approximately $4,783 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of September 30, 2017, there remained $31,500 due to Akamai under the terms of the settlement and license agreement.
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
The major components of changes in cash flows for the nine months ended September 30, 2017 and 2016, are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities was $8,383 for the nine months ended September 30, 2017, versus net cash provided by operating activities of $10,963 for the comparable 2016 period, a decrease of $2,580. Changes in operating assets and liabilities of ($11,031) during the nine months ended September 30, 2017, versus $1,498 in the comparable 2016 period were primarily due to:

•	accounts receivable increased $2,026 during the nine months ended September 30, 2017 as a result of timing of collections as compared to a $3,901 decrease in the comparable 2016 period;

•
prepaid expenses and other current assets decreased $545 during the nine months ended September 30, 2017, due to the amortization of prepaid bandwidth expenses and other prepaid expenses, as well as the receipt of VAT refunds compared to a $4,333 decrease in the comparable 2016 period;

•
accounts payable and other current liabilities increased $4,749 during the nine months ended September 30, 2017, versus a decrease of $670 for the comparable 2016 period due to timing of vendor payments and increased variable compensation accruals; and

•	provision for litigation decreased by $13,500 as a result of our settlement agreement payments made to Akamai.
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
Investing Activities
Net cash used in investing activities was $8,362 for the nine months ended September 30, 2017, versus net cash provided by investing activities of $23,649 for the comparable 2016 period. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities. During the nine months ended September 30, 2016, we liquidated our investments in marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the nine months ended September 30, 2017, we made capital expenditures of $15,806, which represented approximately 12% of our total revenue. Our capital expenditures will increase in 2017 compared to 2016, as we continue to increase the capacity of our global network and re-fresh our systems. We currently expect capital expenditures in 2017 to be approximately $20,000.
Financing Activities
Net cash used in financing activities was $1,371 for the nine months ended September 30, 2017, versus net cash used in financing activities of $5,087 for the comparable 2016 period. Net cash used in financing activities in the nine months ended September 30, 2017, primarily relates to payments of employee tax withholdings related to the net settlement of vested restricted stock units of $2,571, offset by cash received from the exercise of stock options and our employee stock purchase plan of $1,200.
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
In October 2017, we entered into a Third Amendment to the Loan and Security Agreement (Third Amendment) to the Credit Agreement. Under the Third Amendment, we have increased the maximum principal commitment amount from $5,000 to $10,000. The interest rate on any borrowings will decrease from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 2.50% or the Wall Street Journal prime rate. In addition, the unused line fee under the Third Amendment will decrease from 30 basis points to 20 basis points. We incurred a fee of $25 related to the Third Amendment.
As of September 30, 2017, and December 31, 2016, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $5,000.

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
Under the Third Amendment, we are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB.
For a more detailed discussion regarding our Credit Agreement, Modification and Third Amendment, please refer to Note 9 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This new share repurchase program replaces the $9,500 remaining from the previously announced $15,000 share repurchase program. During the three and nine month periods ended September 30, 2017 and 2016, respectively, we did not repurchase any shares under the repurchase programs.
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
The following table presents our contractual obligations and commercial commitments, as of September 30, 2017, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$24,918	$16,843	$8,075	$—	$—
Rack space leases	16,302	12,145	4,157	—	—
Real estate leases	7,087	3,648	2,919	520	—
Total operating leases	48,307	32,636	15,151	520	—
Settlement agreement	31,500	18,000	13,500	—	—
Total commitments	$79,807	$50,636	$28,651	$520	$—
Off Balance Sheet Arrangements
As of September 30, 2017, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit will fluctuate as the interest rate for the line of credit floats based at our option of one, two, three or six-month LIBOR plus a margin of 2.75% or an Alternative Base Rate (ABR), which is defined as the higher of (a) Wall Street Journal prime rate or (b) Federal Funds Rate plus 0.50%, plus a margin of 0.50% or 1.50% depending on our minimum liquidity, as defined in the Credit Agreement.  If we fall below a minimum liquidity of $17,500, we are required to use the ABR interest rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of September 30, 2017, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2016, and the nine months ended September 30, 2017, would have been higher by approximately $1,963 and $1,398, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended September 30, 2017 and 2016, sales to our top 20 customers accounted for approximately 66% and 62%, respectively, of our total revenue. During the three months ended September 30, 2017, we had two customers, Amazon and Apple, who each accounted for more than 10% of our total revenue. For the three months ended September 30, 2016, we had no customer who represented 10% or more of our total revenue.
For the nine months ended September 30, 2017 and 2016, sales to our top 20 customers accounted for approximately 65% and 61%, respectively, of our total revenue. During the nine months ended September 30, 2017, we had one customer, Amazon, who accounted for more than 10% of our total revenue. During the nine months ended September 30, 2016, we had no customer who represented 10% or more of our total revenue. In 2017, we anticipate that our top 20 customer concentration levels will remain consistent with 2016. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our primary competitors for the content delivery service offering of our Orchestrate Platform include Akamai, Level 3, Amazon, Fastly, CDNetworks, and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, as a result of the growth in the content delivery market. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
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
The outcome of all litigation, including intellectual property litigation, is inherently unpredictable. If we are ultimately held liable for patent infringement in the Akamai and XO Litigation, it could seriously impact our ability to conduct our business and to offer our products and services to our customers. For example, a permanent injunction could prevent us from offering one or more of our current or planned services, which could impact the viability of those portions of our business. Similarly, if we are ultimately held liable for patent infringement in the 2016 Akamai Litigations, one or more of our products and services could be adversely affected. Any such finding of infringement in either case could also harm our revenue, expenses, market share, reputation, liquidity and overall financial position.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the nine months ended September 30, 2017, sales to our top 20 customers accounted for approximately 65% of our total revenue. During the nine months ended September 30, 2017, we had one customer, Amazon, who represented 10% or more of our total revenue.
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
As of September 30, 2017, we had a goodwill balance of approximately $76,925, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
As of September 30, 2017, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 31% of our outstanding common stock, including approximately 28% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

LIMELIGHT NETWORKS, INC.

Date:	October 19, 2017	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)