Form 10-K
period 2017-12-31
Limelight Networks, Inc.
filed 2018-02-08
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $217.5 million based on the last reported sale price of the common stock on the Nasdaq Global Select Market on June 30, 2017.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 1, 2018: 110,826,546 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:

•	our beliefs regarding delivery traffic growth trends and demands for digital content;

•	our expectations regarding revenue, costs, expenses, gross margin, non-GAAP earnings per share, Adjusted EBITDA and capital expenditures;

•	our plans regarding investing in our content delivery network, as well as other products and technologies;

•	our beliefs regarding the growth of, and competition within, the content delivery industry;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	our expectations regarding headcount;

•	the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;

•	our plans with respect to investments in marketable securities;

•	our expectations and strategies regarding acquisitions;

•	our expectations regarding litigation and other pending or potential disputes;

•	our estimations regarding taxes and belief regarding our tax reserves;

•	our beliefs regarding the use of Non-GAAP financial measures;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	the sufficiency of our sources of funding;

•	our belief regarding our interest rate risk;

•	our beliefs regarding inflation risks;

•	our beliefs regarding expense and productivity of and competition for our sales force; and

•	our beliefs regarding the significance of our large customers.
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
The services we provide help our customers optimize and deliver digital content to a wide variety of digital devices. These services provide advanced features to enable digital workflows for video publishing, content distribution for any device, and website and web application acceleration. Limelight services incorporate content and application security, file management, video transformation, distributed storage functionality, and the analytics and reporting associated with them. These services leverage our global network, which provides highly available, highly redundant storage, bandwidth, and computing resources, as well as connectivity to last-mile broadband network providers. Limelight’s high capacity, high speed private global network and distributed storage and compute capabilities are also well suited to the emerging Internet of Things (IoT) and edge compute workloads where rapid response times are needed.
We derive revenue primarily from the sale of components of the Limelight Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services. In addition, we also maintain relationships with resellers that purchase our services for resale to their end customers.
We provide our services to customers that we believe view Internet, mobile, social, and other digital initiatives as critical to their success, including traditional and emerging media companies operating in the television, music, radio, newspaper, magazine, movie, game, software, and social media industries, as well as to enterprises, technology companies, and government entities conducting business online. Our offerings enable our customers to deliver a high quality online experience and thereby improve brand perception, drive revenue, and enhance customer relationships.
We are a Delaware corporation formed in 2001. Our principal executive offices are located at 222 South Mill Avenue, 8th Floor, Tempe, Arizona 85281, and our main telephone number is (602) 850-5000. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. We began international operations in 2004. As of December 31, 2017, we had approximately 717 active customers and had a presence in approximately 50 countries throughout the world.
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
Five Trends Driving Internet Congestion
We have identified five trends that point to an Internet of the future in which congestion may cause outages and prevent organizations from delivering the highest quality digital experiences. In this situation, the need and demand for private, global networks to deliver digital content become important. These trends are:

•
Shift to over the top (OTT) consumption for online video. Online video viewership continues to grow as does the number of connected devices for consuming content. In our September 2017 State of Online Video consumer report, we found that consumers watch approximately 5 hours and 45 minutes of online video per week on average, with Millennials far exceeding 7 hours. Viewing habits are shifting as well. There’s an increasing use of a multitude of devices to watch online video both inside and outside the home, ranging from computers and tablets to smart phones and streaming devices. This trend reflects that many top-tier content owners have either already launched their content direct-to-consumer (e.g., HBO, CBS, Showtime) or have announced plans to do so. In addition, content owners continue to join forces with media companies (e.g., Sony, Hulu, Dish Networks) to launch OTT subscription services enabling consumers to bundle together channels for a fraction of the cost of a cable subscription. As day-to-day consumption of video content shifts to Internet-based delivery, we believe this will put an increasing strain on the Internet placing additional pressure on organizations and service providers to take steps to protect the quality of the end-user experience as this increasing segment of traffic competes with other Internet activities, such as browsing websites and downloading digital content.

•
Broadcast Quality Online Video. Consumers are continuing to consume online streaming video in record numbers. Online video is rapidly growing towards becoming a primary method by which users consume video content, whether it’s via their personal computers, smartphones, tablets, smart televisions, or other connected devices. Yet, consumers continue to expect the same quality experience online as they would have in viewing broadcast television. This will put a significant burden on publishers to produce not just compelling content, but also to deliver it in a way that meets changing consumer expectations. To keep up, organizations have been forced to increase quality to provide a “broadcast-like” experience. For example, with the recent advent of 4K resolution devices, several large-scale online video providers are already streaming in this new format that requires, in most cases, four times the bandwidth of a traditional high definition stream. We believe that as more content is made available in 4K resolution (coupled with increasing sales of 4K-ready devices like televisions and computer monitors), more consumers will want to consume the higher-quality content, resulting in increased strain on Internet architecture and infrastructure.

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

•
Webpage size. Organizations are building more complex, interactive, and engaging digital experiences that rely heavily on imagery and multimedia content. This trend is reflected in the growing size of webpages. For example, today's average webpage requires users to download 2.5 MB worth of data, according to the HTTP-Archive, a site that tracks website performance and the technologies they use. We believe, through a highly congested Internet, these websites will become increasingly harder to deliver at the level of performance that users expect.

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

Seven Trends Illustrating Consumer Demand for Digital Content
The Internet is key for today’s digital business. Hypertext transfer protocol (HTTP) and other Internet protocols are critical to enabling organizations to digitize business processes and operations as well as provide the kinds of experiences that consumers worldwide have come to expect across a variety of devices. We believe there are seven trends that illustrate a demand for digital content, contribute to the overall usage of the Internet, increase potential congestion, and punctuate the need for a private, global network to meet the level of performance that users expect. We believe these trends are:

•
The continued growth of online video. Consumers are demanding and consuming video, music, and other forms of rich media over the Internet. According to Cisco's Visual Networking Index annual report, IP video will account for 82% of all consumer Internet traffic by 2021. Based on this trend, we expect that businesses will continue to incorporate video into their digital marketing efforts as a way to further differentiate their message from competitors and generate new opportunities for engagement.

•
Mobile First. We believe that mobile will continue to be increasingly important as a primary method users employ to interact with online content, a position supported by our November 2017 State of The User Experience consumer research which indicated that smartphones are the most popular device for accessing online content. Mobile devices enable consumers to remain connected and engaged with an organization’s content when they are away from their primary computers or TVs and it’s clear that consumers are employing these devices more often to do so. However, in order for those consumers to remain engaged, the experience must be optimized across devices. An organization’s dynamic content and video has to be accessible regardless of device and provide the same engagement and interaction with those users.

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

•
Increasing need for scalable storage. The amount of data created each year has grown rapidly, and we believe this rapid growth in data production will create demand for flexible and scalable storage mechanisms to support growing libraries of digital content. We anticipate the need for cloud storage to increase because of the growing demand for video and other types of digital content. Organizations must consider their choice of storage solution carefully when the technology is part of a digital content delivery chain as the wrong selection can lead to incremental latency that can undermine digital experience performance.

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

•
Security. Maintaining effective security is a challenge for any enterprise that operates an online presence. Threats, denial of service attacks, viruses, and piracy can impact online web presence in many ways, including compromising personal and sensitive information, loss of customer trust and loyalty, loss of revenue, and negative publicity and brand reputation. Businesses require services that employ a number of software and network features to mitigate the risk of unauthorized access to content and network-related attacks against web properties, digital content, and applications. There continues to be an increasing number of high profile security incidents that continue to raise the awareness, and strategic importance of, security in our industry.

•
Conditional access to content. Consumers increasingly expect the ability to consume any form of media content online. To meet this expectation, traditional media companies are making their enormous libraries of content, such as television shows and movies, available for viewing online. Content providers often have regulations with respect to where they can display, or store their content, due to industry requirements or geographic location. Accordingly, companies require powerful features that enable them to control where content is stored, for how long, and in what regions it can be delivered.

•
Ability to scale capacity to handle rapidly accelerating demand. Online businesses must scale delivery of their web presence smoothly as the quantity of their site visitors or audience increases to avoid delays for users. When a large number of users simultaneously access a particular digital content asset like a video, the operator must be able to meet that surge in demand without making users wait. Rapidly accelerating demand can be related to a single event, such as a breaking news story or seasonal shopping, or can be spread across an entire library of content, such as when a social media website surges in popularity. The continued increase in video and other rich media consumption, and the growing size of digital content objects, contributes to concerns that Internet bandwidth may be supply constrained in the future.

•
Ability to easily publish and deliver online video. As the consumer demand for online video grows, businesses and organizations may be required to adopt video into their marketing messages. However, there are a host of complexities involved in developing and implementing a “video publishing workflow.” Businesses will require intuitive tools that enable them to manage their video portfolio, and quickly and efficiently publish and deliver their video content at scale with quality performance. Additionally, businesses will require that video content can be converted automatically for playing on any mobile device with the opportunity to integrate advertisements.

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

Our Services
We believe our integrated suite of services, coupled with our global network, are responsive to the trends driving Internet growth and address the requirements for delivering effective digital experiences. Our primary services include the following:

•
Content delivery services improve the reliability and performance of digital content delivery by using our global network to deliver rich media files such as video, music, games, and software, or live streaming of corporate or entertainment events. We support all major formats as well as dynamic and static webpages.

•
Mobile device media delivery services help publishers deliver properly-formatted, device-optimized live and on-demand video to almost any media-enabled device by creating multiple output formats. These services automatically transform and package the live and on demand streams at the time they are requested, creating the format needed for playback by the requesting device.

•
Video content management services help organizations manage, publish, syndicate, analyze, and monetize video content through a cloud-based service. Services also include an extensible off-the-shelf video player for quick deployment and monetization features that enable customers to integrate advertising into the video playback experience.

•
Performance services improve web experiences by speeding up the loading of web pages for faster action and provide consistent performance from any geography for dynamic and personalized content, online commerce transactions, and web applications.

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

•
Edge services make it easy to process, analyze, and aggregate information close to where it is being generated. These edge capabilities together with Limelight’s global private network provide fast and secure infrastructure for low-latency data processing.

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
Segment and Geographic Information
We operate in one industry segment, providing content delivery and related services and solutions for global businesses to help them deliver their digital content across Internet, mobile, and social channels. We operate in three geographic areas - Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific. For the years ended December 31, 2017, 2016, and 2015, approximately 37%, 40%, and 40%, respectively, of our total revenue was derived from our operations outside the Americas. For the years ended December 31, 2017, 2016, and 2015, we derived approximately 55%, 46%, and 48%, respectively of our international revenue from EMEA and approximately 45%, 54%, and 52%, respectively, of our international revenue from Asia Pacific. During 2017, we had three countries, Japan, the United Kingdom, and the United States that represented more than 10% of our total revenues. During 2016 and 2015, we had two countries, Japan and the United States, that represented more than 10% of our total revenues. For a description of risks attendant to our foreign operations, see the section titled “Risk Factors” set forth in Part 1, Item 1A of this annual report on Form 10-K. For more segment and geographic information, including revenue from customers, a measure of profit or loss, and total assets for each of the last three fiscal years, see our Consolidated Financial Statements included in this annual report on Form 10-K, including Note 21 thereto.

Sales, Service and Marketing
Our sales and service professionals are located in five offices in the United States with an additional nine office locations in EMEA and Asia Pacific. We target media, high tech, software, gaming, enterprise, and other organizations for which the delivery of digital content is critical to the success of their business.
Our sales and service organization includes employees in telesales and field sales, professional services, account management, and solutions engineering. As of December 31, 2017, we had approximately 130 employees in our sales organization. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train, and retain sufficient sales, technical, and global services personnel, and how well we establish and maintain our distribution and reseller relationships. We believe that the complexity of our services will continue to require highly trained global sales and services personnel.
To support our sales efforts and promote the Limelight brand, we conduct marketing programs. Our marketing strategies include an active public relations campaign, advertisements, events and trade shows, digital marketing activities, strategic alliances, and on-going customer communication programs. As of December 31, 2017, we had 26 employees in our global marketing organization.
Customers
Our customers operate in the media, entertainment, gaming, software, enterprise, retail and other sectors. As of December 31, 2017, we had approximately 717 active customers worldwide, including many widely recognized names in the fields of online video, digital music, news media, games, rich media applications, and software delivery.
For the year ended December 31, 2017, we had one customer, Amazon, who accounted for 10% or more of our total revenue. For the years ended December 31, 2016 and 2015, respectively, we had no customer who accounted for 10% or more of our total revenue. In the past, the customers that comprise our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
The global digital content delivery market is fragmented, but we face primary competition from Akamai, Level 3, Amazon, CDNetworks, Fastly, Highwinds and Verizon Digital Media Services.
The principal methods of competition in this market include scale, performance, service, ease of use, product features, and price. We believe we are competitive across these dimensions. Product feature competition is intense, requiring continuous investment in innovation.
Research and Development
Our research and development organization is responsible for the design, development, testing, and certification of the software, hardware, and network architecture of our global network and support of our content delivery and other Limelight Orchestrate Platform solutions. As of December 31, 2017, we had 162 employees and employee equivalents in our research and development group. Our research and development personnel are primarily located in Boston, Massachusetts; Grand Rapids, Michigan; Seattle, Washington; Lviv, Ukraine, and at our headquarters in Tempe, Arizona. Our engineering efforts support product development across all of our service areas, as well as innovation related to the global network itself. We test our services to ensure scalability in times of peak demand. We use internally developed and third-party software to monitor and to improve the performance of our network in the major Internet consumer markets around the world where we provide services for our customers. Our research and development expenses were $25,342, $24,335, and $28,016 in 2017, 2016, and 2015, respectively, including stock-based compensation expense of $2,322, $2,104, and $2,236 in 2017, 2016, and 2015, respectively.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations, and contractual protections.
As of December 31, 2017, we had received 136 patents in the United States, expiring between 2023 and 2034, and we had 2 U.S. patent applications pending. We do not have any issued patents in foreign countries. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.
As of December 31, 2017, we had received four trademarks in the United States. Our name, Limelight Networks, has been filed for multiple classes in the United States, Australia, Canada, the European Union, India, Japan, South Korea and Singapore. We have 27 non United States trademarks registered. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.
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
During 2017, we were party to the 2016 Akamai Litigations, which alleged that aspects of our content delivery network infringed upon third party patent rights. More information about the cases are described in further detail under Note 11 “Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K.
Employees
As of December 31, 2017, we had 533 employees and employee equivalents. Of these, 364 are based in the Americas, 120 are based in EMEA and 49 are based in Asia Pacific. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive.
Executive Officers of the Registrant
Our executive officers and their ages and positions as of February 1, 2017 are as follows:

Name	Age	Position
Robert A. Lento	56	President, Chief Executive Officer and Director
Sajid Malhotra	54	Chief Financial Officer
Michael D. DiSanto	45	Chief Administrative and Legal Officer and Secretary
Kurt Silverman	61	Senior Vice President, Development & Delivery
George E. Vonderhaar	57	Chief Sales Officer
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
George E. Vonderhaar has served as our Chief Sales Officer since January 2013. Prior to joining us, Mr. Vonderhaar served in various capacities for Convergys Corporation, a provider of customer management services, from 1984 through 2012, including as Senior Vice President, General Manager - Cable and Satellite from January 2011 until the division was acquired by

NEC Corporation in May 2012, where Mr. Vonderhaar then served as Vice President, General Manager North America Cable from May 2012 to July 2012. Mr. Vonderhaar also was Senior Vice President - Human Resources Management at Convergys Corporation from April 2006 through June 2010, when the Human Resources Outsourcing division was acquired by NorthgateArinso, where Mr. Vonderhaar then served as Vice President, Client Services and General Manager from June 2010 to December 2010. Mr. Vonderhaar also served as General Manager - Mobile Cable Solutions Group at Convergys Corporation from November 2004 to April 2006. Mr. Vonderhaar received a B.S. in Business Administration from Marquette University.
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
Our primary competitors for the content delivery service offering of our Orchestrate Platform include Akamai, Level 3, Amazon, Fastly, CDNetworks, Highwinds and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, as a result of the growth in the content delivery market. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
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
We also may not achieve sufficient revenue to achieve or maintain profitability and thus may continue to incur losses in the future for a number of reasons, including, among others:

•	slowing demand for our services;

•	increasing competition and competitive pricing pressures;

•	any inability to provide our services in a cost-effective manner;

•	the incurrence of unforeseen expenses, difficulties, complications and delays; and

•	other risks described in this report.
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
A significant portion of our revenue is derived collectively from our video content management services, website and web application acceleration services, cloud security and cloud storage services. These services tend to have higher gross margins than our content delivery services. We may not be able to achieve the growth rates in revenue from such services that we or our investors expect or have experienced in the past. If we are unable to achieve the growth rates in revenue that we expect for these service offerings, our revenue and operating results could be significantly and negatively affected.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations. As of December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, of $176,000 and $115,500, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” can be subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from past ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, under the Tax Cuts and Jobs Act (the Tax Act), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
Our involvement in litigation may have a material adverse effect on our financial condition and operations.
We are currently involved in multiple intellectual property lawsuits (see discussion of such lawsuits in Note 11 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K).
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
Further, if we are unsuccessful in asserting our claims in the Akamai and XO Litigation, our rights to enforce the intellectual property asserted by us may be impaired or we could lose some or all of our rights to such intellectual property. Similarly, if we are unsuccessful with our counterclaims of patent infringement in the 2016 Akamai Litigation, our rights to enforce the intellectual property asserted by us in that case may be impaired or we could lose some or all of our rights to such intellectual property.

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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the year ended December 31, 2017, sales to our top 20 customers accounted for approximately 66% of our total revenue. During the year ended December 31, 2017, we had one customer, Amazon, who represented 10% or more of our total revenue.
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
As of December 31, 2017, we had a goodwill balance of approximately $77,054, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Our content delivery services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other on-line content to end-users. Some operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks. Such measures may include restricting or prohibiting the use of their networks to support or facilitate our services, or charging increased fees to us, our customers or end-users in connection with our services. In 2015, the U.S. Federal Communications Commission (FCC) released network neutrality and open internet rules that reclassified broadband Internet access services as a telecommunications service subject to some elements of common carrier regulation. Among other things, the FCC order prohibited blocking or discriminating against lawful services and applications and prohibited "paid prioritization," or providing faster speeds or other benefits in return for compensation. In December 2017, the FCC overturned these rules. As a result, we or our customers could experience increased cost or slower data on these third-party networks.  If we or our customers experience increased cost in delivering content to end users, or otherwise, or if end users perceive a degradation of quality, our business and that of our customers may be significantly harmed. This or other types of interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, thereby harming our revenue and growth.
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
Internet-related and other laws relating to taxation issues, privacy, data security, and consumer protection and liability for content distributed over our network could harm our business.
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
We have operated as a public company since June 2007, and we will continue to incur significant legal, accounting, and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules implemented from time to time by the SEC and the Nasdaq Global Select Market. These rules impose various requirements on public companies, including requiring changes in corporate governance practices, increased reporting of compensation arrangements and other requirements. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, new rules and regulations will likely increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
The trading prices of our common stock and the securities of technology companies generally have been highly volatile. Factors affecting the trading price of our common stock will include:
•variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	commencement or resolution of, our involvement in and uncertainties arising from litigation;
•recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	if we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants);
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
As of December 31, 2017, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 18% of our outstanding common stock, including approximately 14% beneficially owned by investment entities affiliated with Goldman, Sachs & Co. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
Because we may need to raise additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. For example, in November 2017 investment entities affiliated with Goldman, Sachs & Co. sold 15,000,000 shares of our commons stock in a registered public offering, and such entities may sell additional shares in the future. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Our global corporate headquarters is located in approximately 32,000 square feet of leased office space in Tempe, Arizona. We also lease space for a data center and warehouse in Phoenix, Arizona. We lease offices in several other locations in the United States and Canada, including in or near San Francisco, California; Lexington, Kentucky; Boston, Massachusetts; Grand Rapids, Michigan; New York, New York; Seattle, Washington; and Toronto, Canada. We also lease offices in Europe and Asia in or near London, England; Paris, France; Munich, Germany; Bangalore, India; Lviv, Ukraine; Tokyo, Japan; Seoul, Korea; and Singapore. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.
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
The following table sets forth, for the periods indicated, the high and low intraday sale price per share of our common stock on The Nasdaq Global Select Market:

	High	Low
2016:
First Quarter	$1.99	$0.90
Second Quarter	$1.87	$1.17
Third Quarter	$2.04	$1.38
Fourth Quarter	$2.90	$1.70
2017:
First Quarter	$2.70	$2.02
Second Quarter	$3.51	$2.41
Third Quarter	$4.25	$2.85
Fourth Quarter	$6.05	$3.95
Holders
As of February 1, 2018, there were 250 holders of record of our common stock.
Dividends
We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.
Issuers Purchases of Equity Securities
None
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2012 and December 31, 2017, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on December 31, 2012 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

This graph assumes an investment on December 31, 2012 of $100 in our common stock (based on the closing sale price of our common stock), and in each of such indices (including the reinvestment of all dividends). Measurement points are to the last trading day for each respective period. The performance shown is not necessarily indicative of future performance.

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

	Limelight Networks, Inc.
	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenues	$184,360	$168,234	$170,912	$162,259	$173,433
Cost of revenue:
Cost of services (1)	78,423	78,857	84,818	82,176	88,783
Depreciation — network	18,138	18,032	17,975	16,673	22,942
Total cost of revenue	96,561	96,889	102,793	98,849	111,725
Gross profit	87,799	71,345	68,119	63,410	61,708
Operating expenses:
General and administrative (1)	32,053	30,042	25,027	28,176	31,904
Sales and marketing (1)	36,098	32,945	37,868	37,458	41,474
Research and development (1)	25,342	24,335	28,016	20,965	22,003
Depreciation and amortization	2,376	2,452	2,929	3,529	5,804
Provision for litigation	—	54,000	—	—	—
Total operating expenses	95,869	143,774	93,840	90,128	101,185
Operating loss	(8,070)	(72,429)	(25,721)	(26,718)	(39,477)
Other income (expense):
Interest expense	(80)	(918)	(29)	(32)	(76)
Interest income	494	123	317	276	321
Other, net	452	(98)	1,748	1,821	4,643
Total other income (expense)	866	(893)	2,036	2,065	4,888
Loss from continuing operations before income taxes	(7,204)	(73,322)	(23,685)	(24,653)	(34,589)
Income tax provision (benefit)	426	603	267	203	387
Loss from continuing operations	(7,630)	(73,925)	(23,952)	(24,856)	(34,976)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	—	—	—	265	(426)
Net loss	$(7,630)	$(73,925)	$(23,952)	$(24,591)	$(35,402)
Net (loss) income per share:
Basic and diluted
Continuing operations	$(0.07)	$(0.71)	$(0.24)	$(0.25)	$(0.36)
Discontinued operations	—	—	—	—	(0.01)
Total	$(0.07)	$(0.71)	$(0.24)	$(0.25)	$(0.37)
Weighted average shares used in per share calculation:
Basic and diluted	108,814	104,350	100,105	98,365	96,851

(1)Includes share-based compensation as follows:

	Limelight Networks, Inc.
	Year Ended December 31,
	2017	2016	2015	2014	2013
Cost of services	$1,450	$1,493	$2,047	$1,956	$1,873
General and administrative	6,502	7,070	5,398	4,741	5,971
Sales and marketing	2,470	2,792	2,657	2,317	2,245
Research and development	2,322	2,104	2,236	1,477	2,256
Total	$12,744	$13,459	$12,338	$10,491	$12,345

	Limelight Networks, Inc.
	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$49,316	$66,187	$73,002	$93,084	$118,462
Non-current marketable securities	40	40	40	40	46
Working capital	44,607	56,643	86,080	100,218	123,265
Property and equipment, net	28,991	30,352	36,143	32,636	32,905
Total assets	196,448	208,129	225,627	241,341	268,298
Provision for litigation	18,000	18,000	—	—	—
Provision for litigation, less current portion	9,000	27,000	—	—	—
Long-term debt, less current portion	—	—	1,436	135	358
Total stockholders’ equity	144,145	137,568	198,097	212,163	237,331

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
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represent approximately 78% of our total revenue for the year ended December 31, 2017. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
We operate in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own network. Competition and technology advancements have resulted in declining average selling prices in the industry. We believe continued increases in content delivery traffic growth rates, driven by increased migration of applications and data to the cloud, continued growth rates of mobile devices and increased consumption of rich media content and larger file sizes, are all important trends that will continue to outpace declining average selling prices in the industry.
For the year ended December 31, 2017, we had one customer, Amazon, who accounted for 10% or more of our total revenue. For the years ended December 31, 2016, and 2015, respectively, we had no customer who accounted for 10% or more of our total revenue. Changes in revenue are driven by a small subset of large customers who have low contractually committed obligations.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to optimize our data center footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 510 at December 31, 2016, to 533 as of December 31, 2017.
On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of December 31, 2017, there remained $27,000 due to Akamai under the terms of the settlement and license agreement.
Please see our discussion in Note 11 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for more information on this and other lawsuits.
Based on current conditions, we expect 2018 revenue to be between $196,000 and $200,000. We expect more than a 100 basis point improvement in gross margin for the full year. We expect non-GAAP earnings per share of between $0.11 and

$0.15 per share, and adjusted EBITDA of between $32,000 and $36,000. In addition, we expect capital expenditures to be between $22,000 and $24,000 for the full year.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars and as a percentage of total revenue).

	Year Ended December 31,
	2017		2016		2015
Revenues	$184,360	100.0%	$168,234	100.0%	$170,912	100.0%
Cost of revenue	96,561	52.4%	96,889	57.6%	102,793	60.1%
Gross profit	87,799	47.6%	71,345	42.4%	68,119	39.9%
Operating expenses	95,869	52.0%	89,774	53.4%	93,840	54.9%
Provision for litigation	—	—%	54,000	32.1%	—	—%
Operating loss	(8,070)	(4.4)%	(72,429)	(43.1)%	(25,721)	(15.0)%
Total other income (expense)	866	0.5%	(893)	(0.5)%	2,036	1.2%
Loss before income taxes	(7,204)	(3.9)%	(73,322)	(43.6)%	(23,685)	(13.9)%
Income tax expense	426	0.2%	603	0.4%	267	0.2%
Net loss	$(7,630)	(4.1)%	$(73,925)	(43.9)%	$(23,952)	(14.0)%

Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net loss, adjusted to exclude provision for litigation, share-based compensation, litigation expenses and amortization of intangible assets. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net loss, adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude provision for litigation, share-based compensation and litigation expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our February 7, 2018, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Year Ended December 31,
	2017	2016	2015
U.S. GAAP net loss	$(7,630)	$(73,925)	$(23,952)
Provision for litigation	—	54,000	—
Share-based compensation	12,744	13,459	12,338
Litigation expenses	5,518	7,284	(613)
Amortization of intangible assets	—	14	1,063
Non-GAAP net income (loss)	$10,632	$832	$(11,164)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Year Ended December 31,
	2017	2016	2015
U.S. GAAP net loss	$(7,630)	$(73,925)	$(23,952)
Depreciation and amortization	20,514	20,484	20,904
Interest expense	80	918	29
Interest and other (income) expense	(946)	(25)	(2,065)
Income tax expense	426	603	267
EBITDA	$12,444	$(51,945)	$(4,817)
Provision for litigation	—	54,000	—
Share-based compensation	12,744	13,459	12,338
Litigation expenses	5,518	7,284	(613)
Adjusted EBITDA	$30,706	$22,798	$6,908

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
The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of the annual impairment testing date of October 31, 2017, we determined that goodwill was not impaired. We noted that the estimated fair value of our reporting unit exceeded carrying value by approximately $618,431 or 435%, using the market capitalization plus an estimated control premium of 40% on the annual impairment testing date. There were no indicators of impairment subsequent to the annual impairment testing date.
As of December 31, 2017, we have no other unamortized intangible assets. However, in prior years, our other intangible assets represented existing technologies and customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
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
Uncertainty in income taxes is recognized in our financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our unrecognized tax benefit from uncertain tax positions decreased by $13 from January 1, 2017 to December 31, 2017. We anticipate that our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settling potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change. We recognize interest and penalties related to unrecognized tax benefits in our tax provision.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) significantly revised the U.S. corporate income tax law, by among other things, reducing the corporate income tax rate to 21% for tax years beginning in 2018, implementing a modified territorial system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and creating new taxes on certain foreign sourced earnings. Also on December 22, 2017, The Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides for a measurement period of up to one year from the date of enactment. During the measurement period, companies need to reflect adjustments to any provisional amounts if it obtains, prepares or analyzes additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
At December 31, 2017, we have not yet completed our analysis of the Tax Act; however, in certain circumstances, as described below, we have made a reasonable estimate of the effects of the Tax Act.
Provisional Amounts
Income tax expense for the year ending December 31, 2017 includes a $41 tax benefit related to the re-measurement of a deferred tax liability on a long-lived asset. The remaining impact from the re-measurement of our net U.S. deferred tax asset at the lower 21% rate was offset by the valuation allowance.
The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for all of our foreign subsidiaries. The transition tax that we calculated resulted in an immaterial amount of additional federal taxable income. The additional taxable income from the transition tax was offset by NOLs and did not result in cash taxes payable. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed earnings not subject to the transition tax and additional outside basis difference in these entities (i.e. basis difference in excess of that subject to the one-time transition tax) is not practicable.
The tax provision incorporates assumptions made based upon our current interpretation of the Tax Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time.
The Tax Act contains several base broadening provisions that became effective on January 1, 2018 that we do not expect to have a material impact on future earnings due to our NOL and valuation allowance position. Also effective for 2018 is a new Global Intangible Low-Taxed Income inclusion (GILTI). We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position. We will account for the impact of the GILTI in the period we become subject to its provisions.
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

Results of Continuing Operations
Comparison of the Years Ended December 31, 2017 and 2016
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the year ended December 31, 2017, compared to December 31, 2016:

	Year Ended December 31,
			Increase	Percent
	2017	2016	(Decrease)	Change
Revenue	$184,360	$168,234	$16,126	9.6%
Our revenue increased during the year ended December 31, 2017, versus 2016 primarily due to an increase in our content delivery revenue, which was driven by increases in volumes with certain of our larger customers. The increase in volumes in 2017 was partially offset by a small decrease in our average selling price versus the comparable 2016 period.
Our active customers worldwide decreased to 717 as of December 31, 2017, compared to 851 as of December 31, 2016. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the years ended December 31, 2017 and 2016, sales to our top 20 customers accounted for approximately 66% and 62%, respectively of our total revenue. The customers that comprised our top 20 customers change, and our large customers may not continue to be as significant going forward as they have been in the past.
During the year ended December 31, 2017, we had one customer, Amazon, who represented 10% or more of our total revenue. During the year ended December 31, 2016, we had no customer who represented 10% or more of our total revenue.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2017		2016
Americas	$116,112	63.0%	$100,421	59.7%
EMEA	37,212	20.2%	31,326	18.6%
Asia Pacific	31,036	16.8%	36,487	21.7%
Total revenue	$184,360	100.0%	$168,234	100.0%
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

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2017		2016
Bandwidth and co-location fees	$54,033	29.3%	$56,596	33.6%
Depreciation - network	18,138	9.8%	18,032	10.7%
Payroll and related employee costs	16,651	9.0%	15,061	9.0%
Share-based compensation	1,450	0.8%	1,493	0.9%
Other costs	6,289	3.4%	5,707	3.4%
Total cost of revenue	$96,561	52.4%	$96,889	57.6%
Our cost of revenue decreased in aggregate dollars and as a percentage of revenue for the year ended December 31, 2017, versus 2016 primarily as a result of the following:

•
Bandwidth and co-location fees decreased primarily due to decreased peering and co-location costs reflecting our continued co-location consolidation efforts and contract negotiations with our vendors. Our peering and co-location costs decreased in both aggregate dollars and as a percentage of total revenue due to improved server and operational efficiencies resulting in additional revenue without corresponding proportional costs.

This decrease was partially off-set by an increase in:

•	Payroll and related employee costs due to increased operations personnel and higher annual variable compensation; and

•	Increased other costs primarily due to other cost of sales, travel, fees and licenses and outside labor costs.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2017		2016
Payroll and related employee costs	$12,521	6.8%	$7,845	4.7%
Professional fees and outside services	3,213	1.7%	3,289	2.0%
Share-based compensation	6,502	3.5%	7,070	4.2%
Litigation expenses	5,518	3.0%	7,284	4.3%
Other costs	4,299	2.3%	4,554	2.7%
Total general and administrative	$32,053	17.4%	$30,042	17.9%
Our general and administrative expense increased in aggregate dollars and decreased as a percentage of total revenue for the year ended December 31, 2017, versus 2016. The increase in aggregate dollars was primarily due to increased payroll and related employee costs due to higher headcount, average salaries, and annual variable compensation. These increases were partially off-set by a decrease in litigation expenses related to our intellectual property lawsuits. Other costs decreased as a result of a state sales tax refund received in the second quarter of 2017 which off-set an increase in bad debt.
We expect our general and administrative expenses for 2018 to increase slightly in aggregate dollars compared to 2017, but to remain consistent as a percentage of revenue.

Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2017		2016
Payroll and related employee costs	$25,064	13.6%	$22,379	13.3%
Share-based compensation	2,470	1.3%	2,792	1.7%
Marketing programs	2,002	1.1%	1,416	0.8%
Other costs	6,562	3.6%	6,358	3.8%
Total sales and marketing	$36,098	19.6%	$32,945	19.6%
Our sales and marketing expense increased in aggregate dollars and remained constant as a percentage of total revenue for the year ended December 31, 2017, versus 2016. The increase in sales and marketing expense was primarily as a result of the following:

•	increased payroll and related employee costs due to increased headcount and higher variable compensation;

•	increased marketing spending related to public relations, advertising and trade shows; and

•	increased other costs which related to our annual sales meeting, off-set by lower fees and licenses.
These increases were partially offset by decreased share-based compensation costs.
We expect our sales and marketing expenses for 2018 to increase compared with 2017 as we expand our sales force and marketing efforts.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2017		2016
Payroll and related employee costs	$18,647	10.1%	$18,270	10.9%
Share-based compensation	2,322	1.3%	2,104	1.3%
Other costs	4,373	2.4%	3,961	2.4%
Total research and development	$25,342	13.7%	$24,335	14.5%
Our research and development expense increased in aggregate dollars and decreased as a percentage of total revenue for the year ended December 31, 2017, versus 2016. The increase in aggregate dollars was primarily due to increased payroll and related employee costs due to higher annual variable compensation, partially offset by lower average salaries. Additionally, other costs increased primarily due to an increase in outside labor costs.
We expect our research and development expenses for 2018 to remain consistent with 2017.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $2,376, or 1.3% of revenue, for the year ended December 31, 2017, versus $2,452, or 1.5% of revenue for 2016. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $80 for the year ended December 31, 2017, versus $918 for 2016. This decrease was primarily due to a reduction in interest on our line of credit borrowings, capital leases, fees and the amortization of fees associated with our Credit Agreement. See Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information related to our Credit Agreement.

Interest Income
Interest income was $494 for the year ended December 31, 2017, versus $123 for 2016. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income (expense) was $452 for the year ended December 31, 2017, versus $(98) for 2016. For the year ended December 31, 2017, other income consisted primarily of the gain on sale of fixed assets and foreign currency transaction gains and losses.
For the year ended December 31, 2016, other income consisted primarily of foreign currency transaction gains and losses, the gain on sale of fixed assets, and the receipt of a state tax refund related to a previously divested business.
Income Tax Expense
Income tax expense for the year ended December 31, 2017, was $426 versus $603 for 2016. Income tax expense on the loss before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) significantly revised the U.S. corporate income tax law, by among other things, reducing the corporate income tax rate to 21% for tax years beginning in 2018, implementing a modified territorial system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and creating new taxes on certain foreign sourced earnings.
Income tax expense for the year ending December 31, 2017 includes a $41 tax benefit related to the re-measurement of a deferred tax liability on a long-lived asset resulting from the federal corporate rate reduction to 21%. The remaining impact from the re-measurement of our net U.S. deferred tax asset at the lower 21% rate was offset by the valuation allowance.
Comparison of the Years Ended December 31, 2016 and 2015
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
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2016		2015
Payroll and related employee costs	$7,845	4.7%	$10,105	5.9%
Professional fees and outside services	3,289	2.0%	4,134	2.4%
Share-based compensation	7,070	4.2%	5,398	3.2%
Litigation expenses	7,284	4.3%	(613)	(0.4)%
Other costs	4,554	2.7%	6,003	3.5%
Total general and administrative	$30,042	17.9%	$25,027	14.6%
Our general and administrative expense increased in aggregate dollars and increased as a percentage of total revenue for the year ended December 31, 2016, versus 2015. The increase was primarily due to increased litigation expenses related to our intellectual property lawsuits and an increase in share-based compensation. Litigation expenses in the year ended December 31, 2015 include a vendor negotiated reduction to litigation expense of $1,200.
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
Income Tax Expense
Income tax expense for the year ended December 31, 2016, was $603 versus $267 for 2015. Income tax expense on the loss before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of December 31, 2017, our cash, cash equivalents and marketable securities classified as current totaled $49,316. Included in this amount is approximately $3,557 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of December 31, 2017, there remained $27,000 due to Akamai under the terms of the settlement and license agreement.
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
The major components of changes in cash flows for the years ended December 31, 2017, 2016, and 2015 are discussed in the following paragraphs.

Operating Activities
Net cash provided by operating activities was $5,498 for the year ended December 31, 2017, versus $6,558 for 2016, a decrease of $1,060. Changes in operating assets and liabilities of $(21,425) during the year ended December 31, 2017, versus $(7,937) in 2016 were primarily due to:

•	provision for litigation decreased by $18,000 as a result of our settlement agreement payments made to Akamai;

•	accounts receivable increased $5,912 during the year ended December 31, 2017 as a result of timing of collections as compared to a $760 increase in the comparable 2016 period;

•
prepaid expenses and other current assets increased $342 during the year ended December 31, 2017, due to an increase in prepaid bandwidth expenses and VAT receivables, compared to a $4,648 decrease in the comparable 2016 period; and

•
accounts payable and other current liabilities increased $4,019 during the year ended December 31, 2017, versus a decrease of $1,757 for the comparable 2016 period due to increased variable compensation accruals and the timing of vendor payments.

Net cash provided by operating activities was $6,558 for the year ended December 31, 2016, versus $6,441 for 2015, an increase of $117. Changes in operating assets and liabilities of ($7,937) during the year ended December 31, 2016, versus ($2,535) in 2015 were primarily due to:

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
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2018 and potential litigation expenses associated with patent litigation, including any potential payment required on the ultimate outcomes of the associated litigation. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $4,802 for the year ended December 31, 2017, versus $25,373 for 2016 and $18,915 for the year ended December 31, 2015. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During 2017, we made capital expenditures of $20,725, which represented approximately 11% of our total revenue. We currently expect an increase in capital expenditures in 2018 compared to 2017, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash used in financing activities was $1,848 for the year ended December 31, 2017, versus $3,924 for 2016. Net cash used in financing activities in the year ended December 31, 2017, primarily relates to payments of employee tax withholdings related to the net settlement of vested restricted stock units of $4,496, offset by cash received from the exercise of stock options and our employee stock purchase plan of $2,648.

Net cash used in financing activities was $3,924 for the year ended December 31, 2016, versus $19 for 2015. Net cash used in financing activities in the year ended December 31, 2016, related to payments made on our capital lease obligations of $4,685 and payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,982, offset by cash received from the exercise of stock options and our employee stock purchase plan of $2,743.
Line of Credit
In October 2017, we entered into a Third Amendment (Third Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. Under the Third Amendment, we have increased the maximum principal commitment amount from $5,000 to $10,000. The Third Amendment extends the Credit Agreement one year. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2019.
As of December 31, 2017, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $10,000.
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
Under the Third Amendment, we are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of December 31, 2017, we were in compliance with all covenants under the Credit Agreement.
For a more detailed discussion regarding our Credit Agreement, please refer to Note 8 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Capital leases
We occasionally acquire equipment under capital lease agreements. The outstanding balance for capital leases was approximately $1,902 as of December 31, 2015. During the year ended December 31, 2016, we paid $4,236, which represented the outstanding balance for all capital lease obligations at that time. As of December 31, 2016 and 2017, we had no outstanding capital lease obligations.
Share repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This new share repurchase program replaces the $9,500 remaining from the previously announced $15,000 share repurchase program. During the years ended December 31, 2017 and 2016, respectively, we did not repurchase any shares under the repurchase programs. During the year ended December 31, 2015, we repurchased 293 shares.

Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for operating leases, primarily office facilities, bandwidth, and computer rack space. These leases expire on various dates ranging from 2018 to 2022. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2018 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
The following table presents our contractual obligations and commercial commitments, as of December 31, 2017 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$31,605	$21,103	$10,476	$26	$—
Co-location leases	13,464	10,684	2,780	—	—
Real estate leases	4,947	2,666	1,867	414	—
Total operating leases	50,016	34,453	15,123	440	—
Settlement agreement	27,000	18,000	9,000	—	—
Total commitments	$77,016	$52,453	$24,123	$440	$—
Off Balance Sheet Arrangements
As of December 31, 2017, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Standards.”
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit will fluctuate as the interest rate for the line of credit floats based at our option of one, two, three or six-month LIBOR plus a margin of 2.50% or an Alternative Base Rate (ABR), which is defined as the Wall Street Journal prime rate.  An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of December 31, 2017, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2017, would have been higher by approximately $1,946. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2017, 2016, and 2015, sales to our top 20 customers accounted for approximately 66%, 62% and 57%, respectively, of our total revenue. During 2017, we had one customer, Amazon, who represented 10% or more of our total revenue. During 2016 and 2015, we had no customer who represented 10% or more of our total revenue. In 2018, we anticipate that our top 20 customer concentration levels will remain consistent with 2017. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

Item 8.        Financial Statements and Supplementary Data
LIMELIGHT NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Limelight Networks, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
Phoenix, Arizona
February 8, 2018

Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$20,912	$21,734
Marketable securities	28,404	44,453
Accounts receivable, net	32,381	27,418
Income taxes receivable	98	125
Prepaid expenses and other current assets	5,397	4,865
Total current assets	87,192	98,595
Property and equipment, net	28,991	30,352
Marketable securities, less current portion	40	40
Deferred income taxes	1,506	1,105
Goodwill	77,054	76,243
Other assets	1,665	1,794
Total assets	$196,448	$208,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,439	$8,790
Deferred revenue	1,187	2,138
Income taxes payable	452	188
Provision for litigation	18,000	18,000
Other current liabilities	18,507	12,836
Total current liabilities	42,585	41,952
Deferred income taxes	144	152
Deferred revenue, less current portion	16	22
Provision for litigation, less current portion	9,000	27,000
Other long-term liabilities	558	1,435
Total liabilities	52,303	70,561
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 110,824 and 107,059 shares issued and outstanding at December 31, 2017 and 2016, respectively	111	107
Additional paid-in capital	502,312	490,819
Accumulated other comprehensive loss	(8,328)	(11,038)
Accumulated deficit	(349,950)	(342,320)
Total stockholders’ equity	144,145	137,568
Total liabilities and stockholders’ equity	$196,448	$208,129
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues	$184,360	$168,234	$170,912
Cost of revenue:
Cost of services (1)	78,423	78,857	84,818
Depreciation — network	18,138	18,032	17,975
Total cost of revenue	96,561	96,889	102,793
Gross profit	87,799	71,345	68,119
Operating expenses:
General and administrative	32,053	30,042	25,027
Sales and marketing	36,098	32,945	37,868
Research and development	25,342	24,335	28,016
Depreciation and amortization	2,376	2,452	2,929
Provision for litigation	—	54,000	—
Total operating expenses	95,869	143,774	93,840
Operating loss	(8,070)	(72,429)	(25,721)
Other income (expense):
Interest expense	(80)	(918)	(29)
Interest income	494	123	317
Other, net	452	(98)	1,748
Total other income (expense)	866	(893)	2,036
Loss before income taxes	(7,204)	(73,322)	(23,685)
Income tax expense	426	603	267
Net loss	$(7,630)	$(73,925)	$(23,952)
Net loss per share:
Basic and diluted	$(0.07)	$(0.71)	$(0.24)
Weighted average shares used in per share calculation:
Basic and diluted	108,814	104,350	100,105
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(7,630)	$(73,925)	$(23,952)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	59	(84)	(1)
Foreign exchange translation gain (loss)	2,651	(142)	(3,025)
Other comprehensive gain (loss), net of tax	2,710	(226)	(3,026)
Comprehensive loss	$(4,920)	$(74,151)	$(26,978)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2014	98,409	$98	$464,294	$(7,786)	$(244,443)	$212,163
Net loss	—	—	—	—	(23,952)	(23,952)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(1)	—	(1)
Foreign currency translation adjustment, net of taxes	—	—	—	(3,025)	—	(3,025)
Exercise of common stock options	607	1	1,052	—	—	1,053
Vesting of restricted stock units	3,069	3	(3)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(876)	(1)	(2,627)	—	—	(2,628)
Issuance of common stock under employee stock purchase plan	1,383	1	2,965	—	—	2,966
Purchases of common stock	(293)	—	(817)	—	—	(817)
Share-based compensation	—	—	12,338	—	—	12,338
Balance at December 31, 2015	102,299	$102	477,202	(10,812)	(268,395)	198,097
Net loss	—	—	—	—	(73,925)	(73,925)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(84)	—	(84)
Foreign currency translation adjustment, net of taxes	—	—	—	(142)	—	(142)
Exercise of common stock options	850	—	1,243	—	—	1,243
Vesting of restricted stock units	3,753	4	(4)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(1,167)	—	(1,979)	—	—	(1,979)
Issuance of common stock under employee stock purchase plan	1,324	1	1,497	—	—	1,498
Share-based compensation	—	—	12,860	—	—	12,860
Balance at December 31, 2016	107,059	$107	490,819	(11,038)	(342,320)	137,568
Net loss	—	—	—	—	(7,630)	(7,630)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	59	—	59
Foreign currency translation adjustment, net of taxes	—	—	—	2,651	—	2,651
Exercise of common stock options	384	—	1,074	—	—	1,074
Vesting of restricted stock units	4,004	4	(4)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(1,310)	(1)	(4,496)	—	—	(4,497)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Issuance of common stock under employee stock purchase plan	687	1	1,573	—	—	1,574
Share-based compensation	—	—	13,346	—	—	13,346
Balance at December 31, 2017	110,824	$111	$502,312	$(8,328)	$(349,950)	$144,145

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(7,630)	$(73,925)	$(23,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,514	20,484	20,904
Share-based compensation	12,744	13,459	12,338
Accrual of provision for litigation	—	54,000	—
Foreign currency remeasurement loss (gain)	798	585	(1,591)
Deferred income taxes	(325)	170	46
Gain on sale of property and equipment	(410)	(514)	—
Accounts receivable charges	949	137	1,037
Amortization of premium on marketable securities	283	67	194
Realized loss on sale of marketable securities	—	32	—
Changes in operating assets and liabilities:
Accounts receivable	(5,912)	(760)	(5,210)
Prepaid expenses and other current assets	(342)	4,648	(194)
Income taxes receivable	38	39	44
Other assets	270	580	3,064
Accounts payable and other current liabilities	4,019	(1,757)	85
Deferred revenue	(957)	(822)	(932)
Income taxes payable	249	(8)	(80)
Payments for provision for litigation	(18,000)	(9,000)	—
Other long term liabilities	(790)	(857)	688
Net cash provided by operating activities	5,498	6,558	6,441
Investing activities
Purchases of marketable securities	(14,930)	(45,629)	(16,821)
Sale and maturities of marketable securities	30,756	29,315	22,620
Purchases of property and equipment	(20,725)	(9,563)	(24,714)
Proceeds from sale of property and equipment	97	504	—
Net cash used in investing activities	(4,802)	(25,373)	(18,915)
Financing activities
Principal payments on capital lease obligations	—	(4,685)	(453)
Payment of employee tax withholdings related to restricted stock vesting	(4,496)	(1,982)	(2,627)
Cash paid for purchase of common stock	—	—	(957)
Proceeds from employee stock plans	2,648	2,743	4,018
Net cash used in financing activities	(1,848)	(3,924)	(19)
Effect of exchange rate changes on cash and cash equivalents	330	(207)	(594)
Net decrease in cash and cash equivalents	(822)	(22,946)	(13,087)
Cash and cash equivalents, beginning of year	21,734	44,680	57,767
Cash and cash equivalents, end of year	$20,912	$21,734	$44,680
Supplement disclosure of cash flow information
Cash paid during the year for interest	$44	$720	$29
Cash paid during the year for income taxes, net of refunds	$486	$542	$379
Property and equipment acquired through capital leases	$—	$2,659	$2,035
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2017
(In thousands, except per share amounts and where specifically noted)
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
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this annual report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any future periods.
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
The functional currency of our international subsidiaries is the local currency. Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the years ended December 31, 2017, 2016, and 2015, we recorded foreign currency translation gains (losses) of $2,651, $(142), and $(3,025), respectively, in our statements of comprehensive loss. During the years ended December 31, 2017, 2016, and 2015, we recorded a foreign currency re-measurement gain (loss) of approximately $41, $(982), and $1,341, respectively, in other income (expense) in the consolidated statements of operations.
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
In March 2016, the FASB issued ASU 2016-09, which amends the existing accounting standards for share-based payments, including the accounting for income taxes and forfeitures, as well as the classifications on the statements of cash flows. We adopted this guidance effective January 1, 2017. Beginning January 1, 2017, stock-based compensation excess tax benefits or tax deficiencies are reflected in the Consolidated Statements of Operations as a component of the provision for taxes, whereas they previously were recognized as additional paid in capital in the stockholders’ deficit in the Consolidated

Balance Sheets. We have elected to continue to estimate forfeitures expected to occur to determine stock-based compensation expense. Additionally, beginning with the three months ended March 31, 2017, and on a prospective basis, the Consolidated Statements of Cash Flows now requires excess tax benefits be presented as an operating activity rather than as a financing activity, while the payment of withholding taxes on the settlement of stock-based compensation awards continues to be presented as a financing activity. The implementation of this guidance did not have a material impact on the Consolidated Statements of Cash Flows for the year ended December 31, 2017.
During the year ended December 31, 2017, there was no change to beginning retained earnings for previously unrecognized tax benefits. The increase of $5,200 to the net operating loss carryforward deferred tax asset was fully offset by an increase to the valuation allowance. During the year ended December 31, 2017 we did not record excess tax benefits on stock options and restricted stock units as a result of the adoption of ASU 2016-09 because such amounts are fully offset by our valuation allowance.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. We will use the modified retrospective approach upon adoption of this guidance effective January 1, 2018. We have utilized a comprehensive approach to assess the impact of the guidance on our contract portfolio. We have reviewed our current accounting policies and practices to identify potential differences resulting from the application of the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. In addition, we will update certain disclosures, as applicable, included in our financial statements to meet the requirements of the new guidance.
We are substantially complete with our review of contracts with our customers and we expect to record a cumulative effect adjustment to accumulated deficit upon adoption of the new revenue standard as of January 1, 2018. The cumulative adjustment is related to incremental upfront contract acquisition costs (such as sales commissions) for customer contracts. The new standard requires these costs to be capitalized and amortized over the estimated life of the asset. Currently, these costs are expensed as incurred. The cumulative adjustment will decrease the accumulated deficit by approximately $1,100. We anticipate the resulting contract acquisition asset will be amortized over a period of 30 months. We will evaluate the contract assets for impairment on a periodic basis.

For the majority of our contracts, we expect no change from ASU 2014-09, whereby we recognize revenue based on actual monthly usage at an agreed upon rate. We have some contracts with customers that contain minimum commitments over a period of 12 months or longer. Currently, we either accrue or defer revenue based on actual usage compared to the ratable amount billed over the contractual term. Under the new guidance, we are required to evaluate the impact of estimating variable consideration related to these types of contracts. We will use the expected value method to estimate the total revenue of the contract, constrained by the probability that there would not be a significant revenue reversal in a future period, and recognize a pro-rata share of the total revenue of the contract each month. This change will result in a net decrease to our accumulated deficit of approximately $600. We will continue to evaluate the expected value of revenue over the term of the contract and adjust revenue recognition as appropriate. We do not expect the adoption of ASU 2014-09 will have any impact on our operating cash flows.
In February 2016, the FASB issued ASU No. 2016-02, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for most leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. We do not plan to early adopt this ASU. We are in the process of implementing changes to our systems, processes and controls, as part of our review of existing lease agreements, and are in the process of evaluating the potential impacts of this new guidance on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, which amends Accounting Standards Codification 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted this guidance effective January 1, 2018, and do not expect this new guidance to have a material impact on our consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We have adopted this guidance effective January 1, 2018, and do not expect this new guidance to have a material impact on our consolidated financial statements.
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
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired company. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate goodwill might be impaired. We have concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit. The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of our annual impairment testing date of October 31, 2017, management determined that goodwill was not impaired. Management determined that the estimated fair value of its reporting unit exceeded carrying value by approximately $618,431 or 435%, using our market capitalization plus an estimated control premium of 40% on October 31, 2017. There were no indicators of impairment subsequent to the annual impairment testing date.

As of December 31, 2017, we have no other unamortized intangible assets. However, in prior years, our other intangible assets represented existing technologies and customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. Other intangible assets are included in other assets in the accompanying consolidated balance sheets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
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
Long-Lived Assets
We review our long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. We recognize an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. We treat any write-downs as permanent reductions in the carrying amounts of the assets. We believe the carrying amounts of our long-lived assets at December 31, 2017, and 2016, are fully realizable and have not recorded any impairment losses.
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

Advertising Costs
Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of Internet, trade show, and publications advertising, were approximately $2,001, $1,411, and $1,669 for the years ended December 31, 2017, 2016, and 2015, respectively.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) significantly revised the U.S. corporate income tax law, by among other things, reducing the corporate income tax rate to 21% for tax years beginning in 2018, implementing a modified territorial system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and creating new taxes on certain foreign sourced earnings. Also on December 22, 2017, The Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides for a measurement period of up to one year from the date of enactment. During the measurement period, companies need to reflect adjustments to any provisional amounts if it obtains, prepares or analyzes additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
At December 31, 2017 we have not yet completed our analysis of the Tax Act; however, in certain circumstances, as described below, we have made a reasonable estimate of the effects of the Tax Act.
Provisional Amounts
Income tax expense for the year ending December 31, 2017 includes a $41 tax benefit related to the re-measurement of a deferred tax liability on a long-lived asset. The remaining impact from the re-measurement of our net U.S. deferred tax asset at the lower 21% rate was offset by the valuation allowance.
The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from US income taxes. We recorded a provisional amount for our one-time transition tax liability for all of our foreign subsidiaries. The transition tax that we calculated resulted in an immaterial amount of additional federal taxable income. The additional taxable income from the transition tax was offset by NOLs and did not result in cash taxes payable. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed earnings not subject to the transition tax and additional outside basis difference in these entities (i.e. basis difference in excess of that subject to the one-time transition tax) is not practicable.
The tax provision incorporates assumptions made based upon our current interpretation of the Tax Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time.
The Tax Act contains several base broadening provisions that became effective on January 1, 2018 that we do not expect to have a material impact on future earnings due to our NOL and valuation allowance position. Also effective for 2018 is a new Global Intangible Low-Taxed Income inclusion (GILTI). We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position. We will account for the impact of the GILTI in the period we become subject to its provisions.
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
Share-Based Compensation
We measure all employee share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our own volatility rate as a publicly traded company over the expected term of the awards. The expected term is based on our historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. We have never paid cash dividends and do not currently intend to pay cash dividends, and therefore, have assumed a 0% dividend yield. We develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. We will continue to use judgment in evaluating the expected term, volatility, and forfeiture rate related to our own share-based awards on a prospective basis, and in incorporating these factors into the model.
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
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	28,472	—	68	28,404
Total marketable securities	$28,512	$—	$68	$28,444
At December 31, 2017, we evaluated our marketable securities and determined unrealized losses were due to fluctuations in interest rates. We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence as of December 31, 2017. Our intent is to hold these investments to such time as these assets are no longer impaired.

The amortized cost and estimated fair value of the marketable securities at December 31, 2017, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$23,924	$—	$62	$23,862
Due after one year and through five years	4,588	—	6	4,582
	$28,512	$—	$68	$28,444
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Commercial paper	8,228	—	6	8,222
Corporate notes and bonds	36,353	—	122	36,231
Total marketable securities	$44,621	$—	$128	$44,493
The amortized cost and estimated fair value of the marketable securities at December 31, 2016, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$27,920	$—	$52	$27,868
Due after one year and through five years	16,701	—	76	16,625
	$44,621	$—	$128	$44,493
4. Accounts Receivable
Accounts receivable include:

	December 31,
	2017	2016
Accounts receivable	$33,519	$28,260
Less: credit allowance	(240)	(225)
Less: allowance for doubtful accounts	(898)	(617)
Total accounts receivable, net	$32,381	$27,418
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	December 31,
	2017	2016
Prepaid bandwidth and backbone	$1,487	$698
VAT receivable	1,454	1,296
Prepaid expenses and insurance	1,870	2,321
Vendor deposits and other	586	550
Total prepaid expenses and other current assets	$5,397	$4,865

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
The changes in the carrying amount of goodwill for the years ended December 31, 2017, and 2016, were as follows:

Balance, December 31, 2015	$76,143
Foreign currency translation adjustment	100
Balance, December 31, 2016	76,243
Foreign currency translation adjustment	811
Balance, December 31, 2017	$77,054
7. Property and Equipment
Property and equipment include:

	December 31,
	2017	2016
Network equipment	$107,916	$108,416
Computer equipment and software	9,801	10,282
Furniture and fixtures	2,432	2,432
Leasehold improvements	3,969	5,127
Other equipment	183	182
	124,301	126,439
Less: accumulated depreciation	(95,310)	(96,087)
Total property and equipment, net	$28,991	$30,352
Cost of revenue depreciation expense related to property and equipment was approximately $18,138, $18,032, and $17,975, respectively, for the years ended December 31, 2017, 2016, and 2015, respectively.
Operating expense depreciation and amortization expense related to property and equipment was approximately $2,376, $2,438, and $1,866, respectively, for the years ended December 31, 2017, 2016, and 2015, respectively.
8. Line of Credit
In October 2017, we entered into a Third Amendment (Third Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. Under the Third Amendment, we have increased the maximum principal commitment amount from $5,000 to $10,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. The Third Amendment extends the Credit Agreement one year. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2019.
As of December 31, 2017, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $10,000. We had no outstanding borrowings at December 31, 2016, and had availability under the Credit Agreement of approximately $5,000.
As of December 31, 2017, borrowings under the Credit Agreement bear interest at our option of one, two, three or six-month LIBOR plus a margin of 2.50% or an Alternative Base Rate (ABR), which is defined as the Wall Street Journal prime rate. We incurred a commitment fee (issuance costs) of $25 upon entering into the Third Amendment. In addition, there is an unused line fee of 0.20% (20 basis points) under the Third Amendment. Commitment fees are included in prepaid expenses and other current assets and as amortized are charged to interest expense. During the year ended December 31, 2017 and 2016, respectively, interest expense was $0 and $205, respectively, and commitment fees expense and amortization was $80 and $321, respectively. For the year ended December 31, 2015, interest expense and commitment fees expense and amortization was not material.

Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
Under the Third Amendment, we are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of December 31, 2017, we were in compliance with all covenants under the Credit Agreement.
9. Other Current Liabilities
Other current liabilities include:

	December 31,
	2017	2016
Accrued compensation and benefits	$12,181	$5,061
Accrued cost of revenue	3,170	2,178
Accrued legal fees	383	262
Deferred rent	434	730
Other accrued expenses	2,339	4,605
Total other current liabilities	$18,507	$12,836
10. Other Long Term Liabilities
Other long term liabilities include:

	December 31,
	2017	2016
Deferred rent	$327	$1,186
Income taxes payable	231	249
Total other long term liabilities	$558	$1,435
11. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing multiple patents assigned to MIT and exclusively licensed by MIT to Akamai. In February 2008, a jury returned a verdict in this lawsuit, finding that we infringed four claims of U.S. Patent No. 6,108,703 (the ’703 patent) and awarded Akamai damages of approximately $45,500, which included lost profits, reasonable royalties and price erosion damages for the period April 2005 through December 31, 2007. We litigated this matter vigorously for years, during which time the jury verdict was overturned in 2009, and then, after more than six years of appeals by both Akamai and us in the Federal Circuit and the Supreme Court of the United States, the jury verdict was ultimately reinstated. A series of motions and hearings followed the reinstatement, and in July 2016, the District Court entered final judgment in the case. In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We took a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000. As of December 31, 2017, there remained $27,000 due to Akamai under the terms of the settlement and license agreement.
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
2016 Akamai Litigations
In February 2016, Akamai filed a complaint against us in the District Court for the District of Massachusetts alleging infringement of three of its patents. In April 2016, Akamai amended its complaint by withdrawing one of the asserted patents. In April 2016, we filed our answer to the complaint, denying each of the allegations of infringement, and asserting two counterclaims alleging infringement of two of our patents. In December 2016, Akamai filed a second complaint against us in the District Court for the District of Massachusetts alleging infringement of three additional patents. In February 2017, we filed our answer to the complaint, denying each of the allegations of infringement. The two cases were then consolidated into a single action by the court. At this time, we believe a loss is neither probable nor reasonably possible in either pending matter in the District of Massachusetts, and as such, no provision for these lawsuits have been recorded in the consolidated financial statements. We intend to vigorously defend against Akamai’s claims and vigorously protect and enforce our intellectual property rights via our counterclaims in this dispute.
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

The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Net loss	$(7,630)	$(73,925)	$(23,952)
Basic and diluted weighted average outstanding shares of common stock	108,814	104,350	100,105
Basic and diluted net loss per share	$(0.07)	$(0.71)	$(0.24)
For the years ended December 31, 2017, 2016 and 2015, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Years Ended December 31,
	2017	2016	2015
Employee stock purchase plan	80	114	134
Stock options	2,643	71	1,245
Restricted stock units	3,332	1,122	2,420
	6,055	1,307	3,799
13. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This new share repurchase program replaces the $9,500 remaining from the previously announced $15,000 share repurchase program. We did not purchase any shares during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2015, we purchased and canceled 293 shares for $817, including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of December 31, 2017 was approximately 6,302.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the years ended December 31, 2017, 2016, and 2015, we issued 687, 1,324, and 954 shares, respectively, under the ESPP. Total cash proceeds from the purchase of shares under the ESPP were approximately $1,574, $1,498, and $1,511, respectively for the years ended December 31, 2017, 2016, and 2015. As of December 31, 2017, shares reserved for issuance to employees under this plan totaled 630 and we held employee contributions of approximately $301 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors have authorized the issuance of up to 7,500 shares of preferred stock at December 31, 2017. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of December 31, 2017, the Board had not adopted any resolutions for the issuance of preferred stock.

14. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the year ended December 31, 2017, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2016	$(10,910)	$(128)	$(11,038)
Other comprehensive gain before reclassifications	2,651	59	2,710
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive gain	2,651	59	2,710
Balance, December 31, 2017	$(8,259)	$(69)	$(8,328)
15. Share-Based Compensation
Incentive Compensation Plans
We maintain Incentive Compensation Plans (the Plans) to attract, motivate, retain, and reward high quality executives and other employees, officers, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in the Company. The Plans are intended to be qualified plans under the Internal Revenue Code.
The Plans allow us to award stock option grants and restricted stock units (RSUs) to employees, directors and consultants of the Company. During 2017, we granted awards to employees and directors. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of our common stock on the date of the grant.
Data pertaining to stock option activity under the Plans are as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2014	16,872	$3.66
Granted	3,649	2.64
Exercised	(607)	1.73
Cancelled/Forfeitures	(5,247)	4.08
Balance at December 31, 2015	14,667	3.33
Granted	3,589	2.22
Exercised	(850)	1.46
Cancelled/Forfeitures	(1,389)	3.38
Balance at December 31, 2016	16,017	3.18
Granted	2,082	4.56
Exercised	(384)	2.79
Cancelled/Forfeitures	(752)	11.04
Balance at December 31, 2017	16,963	2.99

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2017:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	—	—	$—	—	$—
$ 1.51 — $ 3.00	12,228	6.9	2.26	8,721	2.26
$ 3.01 — $ 4.50	1,761	4.7	3.69	1,590	3.69
$ 4.51 — $ 6.00	2,411	6.9	5.31	973	5.11
$ 6.01 — $ 7.50	363	0.4	6.37	363	6.37
$ 7.51 — $ 15.00	200	2.9	8.32	200	8.32
	16,963			11,847
The weighted-average grant-date fair value of options granted during the years ended December 31, 2017, 2016, and 2015 on a per-share basis was approximately $2.38, $1.22, and $1.38, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2017, 2016, and 2015 was approximately $594, $411, and $621, respectively. The aggregate intrinsic value of options outstanding at December 31, 2017 is approximately $27,596. The weighted average remaining contractual term of options currently exercisable at December 31, 2017 was 5.5 years.
The fair value of options awarded were estimated on the grant date using the following weighted average assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	53.94%	58.30%	54.53%
Expected term, years	6.13	5.99	5.99
Risk-free interest	2.11%	1.76%	1.80%
Expected dividends	—%	—%	—%
Unrecognized share-based compensation related to stock options totaled $8,058 at December 31, 2017. We expect to amortize unvested stock compensation related to stock options over a weighted average period of approximately 2.4 years at December 31, 2017.
The following table summarizes the RSUs outstanding (in thousands):

	Years Ended December 31,
	2017	2016	2015
RSUs with service-based vesting conditions	5,809	6,673	6,265
Each RSU represents the right to receive one share of our common stock upon vesting. The fair value of these RSUs was calculated based upon our closing stock price on the date of grant.

Data pertaining to RSUs activity under the Plans is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)
Balance at December 31, 2014	6,820	$2.30
Granted	4,156	3.00
Vested	(3,069)	2.31
Forfeitures	(1,642)	2.54
Balance at December 31, 2015	6,265	2.70
Granted	5,024	1.76
Vested	(3,753)	2.49
Forfeitures	(863)	2.29
Balance at December 31, 2016	6,673	2.16
Granted	3,435	3.05
Vested	(4,004)	2.16
Forfeitures	(295)	2.23
Balance at December 31, 2017	5,809	2.68
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2017, 2016, and 2015 was approximately $3.05, $1.76, and $3.00, respectively. The total intrinsic value of the units vested during the years ended December 31, 2017, 2016, and 2015 was approximately $8,638, $9,363, and $7,088, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2017 is $25,619.
At December 31, 2017 there was approximately $12,961 of total unrecognized compensation costs related to RSUs. That cost is expected to be recognized over a weighted-average period of approximately 2.16 years as of December 31, 2017.
Total unrecognized aggregate share-based compensation expense totaled approximately $21,019 at December 31, 2017, which is expected to be recognized over a weighted average period of approximately 2.25 years.
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Years Ended December 31,
	2017	2016	2015
Share-based compensation expense by type:
Stock options	$3,813	$3,742	$4,131
Restricted stock units	8,402	9,121	7,620
ESPP	529	596	587
Total share-based compensation expense	$12,744	$13,459	$12,338
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$1,450	$1,493	$2,047
General and administrative expense	6,502	7,070	5,398
Sales and marketing expense	2,470	2,792	2,657
Research and development expense	2,322	2,104	2,236
Total share-based compensation expense	$12,744	$13,459	$12,338
On September 18, 2015, the compensation committee of our board of directors approved a stock for salary program and a stock for bonus program, wherein eligible participants elected to receive payment of his or her base salary and/or bonus in shares of our common stock beginning on January 1, 2016. The shares of common stock were issued under our 2007 Equity Incentive Plan. Eligible program participants include our Chief Executive Officer and his direct reports.
The stock for salary program permitted eligible participants to receive 0, 25, 50, 75, or 100% of his or her 2016 salary (including any increases that may occur during the year) in shares of our common stock. On the last trading day of each calendar month, each participant will received the number of shares of our common stock determined by dividing (i) 1/12th of his or her enrolled salary by (ii) the trailing 30-day closing average of our common stock, rounded up to the nearest whole share. Once an election is made, it runs for the full year 2016 and is irrevocable. Participation levels may not be changed after the close of the enrollment period. Once purchased, there is no vesting period for the shares. During 2016, our Chief Executive Officer and two of his direct reports participated in the program. Each of the three participants elected to receive 50% of their respective salary in stock. As a result of their participation in the program, we issued 335 shares of common stock and recorded $572 of stock based compensation expense.
16. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of our initial public offering (IPO), became holders of more than 10% of our common stock. On June 14, 2007, upon the closing of our IPO, all outstanding shares of our Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. On December 5, 2017, Goldman, Sachs & Co. sold 15,000,000 shares of our common stock. As of December 31, 2017, 2016, and 2015 Goldman, Sachs & Co. owned approximately 14%, 28% and 30%, respectively, of our outstanding common stock.
We had no material related party transactions during the years ended December 31, 2017, 2016 and 2015.
17. Leases and Purchase Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of December 31, 2017 are as follows:

2018	$2,666
2019	1,320
2020	547
2021	359
2022	55
Thereafter	—
Total minimum payments	$4,947
Purchase Commitments
We have non-cancellable long-term commitments for bandwidth usage and co-location with various networks and Internet service providers or ISPs.
The following summarizes minimum commitments as of December 31, 2017:

2018	$31,787
2019	12,697
2020	559
2021	24
2022	2
Thereafter	—
Total minimum payments	$45,069
Rent and operating expense relating to these operating lease agreements and bandwidth and co-location agreements was approximately $56,785, $59,415, and $61,571, respectively, for the years ended December 31, 2017, 2016, and 2015.

18. Concentrations
During the year ended December 31, 2017, we had one customer, Amazon, who represented 10% or more of our total revenues. During the years ended December 31, 2016, and 2015, respectively, we had no customer who represented 10% or more of total revenue.
Revenue from customers located within the United States, our country of domicile, was approximately $112,166, $94,105, and $96,469, respectively, for the years ended December 31, 2017, 2016, and 2015.
During the year ended December 31, 2017, we had three countries Japan, the United Kingdom and the United States, which accounted for 10% or more of our total revenues. During the years ended December 31, 2016, and 2015, respectively, we had two countries, Japan and the United States, which accounted for 10% or more of our total revenues.
19. Income Taxes
Our loss before income taxes consists of the following:

	Years Ended December 31,
	2017	2016	2015
(Loss) income before income taxes:
United States	$(8,963)	$(74,130)	$(24,105)
Foreign	1,759	808	420
	$(7,204)	$(73,322)	$(23,685)
The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	40	103	103
Foreign	711	330	210
Total current	751	433	313
Deferred:
Federal	(34)	15	17
State	3	—	—
Foreign	(294)	155	(63)
Total deferred	(325)	170	(46)
Total provision	$426	$603	$267

A reconciliation of the U.S. federal statutory rate to our effective income tax rate is shown in the table below:

	Years Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(2,521)	35.0%	$(25,663)	35.0%	$(8,290)	35.0%
Valuation allowance	(30,938)	429.5%	23,184	(31.6)%	3,821	(16.0)%
Foreign income taxes	(179)	2.5%	338	(0.5)%	86	(0.5)%
State income taxes	90	(1.2)%	100	(0.2)%	92	(0.5)%
Non-deductible expenses	149	(2.1)%	323	(0.4)%	552	(2.0)%
Uncertain tax positions	(20)	0.3%	(136)	0.2%	(86)	—%
Non-deductible officer compensation	638	(8.9)%	—	—%	—	—%
Share-based compensation	873	(12.1)%	2,439	(3.3)%	4,064	(17.0)%
Federal rate change impact	32,415	(450.0)%	—	—%	—	—%
Other	(81)	1.1%	18	—%	28	—%
Provision for income taxes	$426	(5.9)%	$603	(0.8)%	$267	(1.0)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Share-based compensation	$6,047	$10,463
Net operating loss and tax credit carry-forwards	43,543	52,798
Legal settlement	6,738	17,151
Deferred revenue	1,084	878
Accounts receivable reserves	224	235
Fixed assets	2,222	3,317
Other	311	771
Total deferred tax assets	60,169	85,613
Deferred tax liabilities:
Prepaid expenses	(81)	(112)
Other	(8)	(323)
Total deferred tax liabilities	(89)	(435)
Valuation allowance	(58,718)	(84,226)
Net deferred tax assets	$1,362	$952
In addition to the deferred tax assets listed in the table above, we have unrecorded tax benefits of $13,860 at December 31, 2016 primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction associated with employee stock options and RSUs. As a result of net operating loss (NOL) carryforwards, we were not able to recognize the excess tax benefits of stock option deductions prior to the adoption of ASU 2016-09 on January 1, 2017 because the deductions did not reduce income tax payable. Although not recognized for financial reporting purposes prior to January 1, 2017, this unrecorded tax benefit is available to reduce future income and is incorporated into the disclosed amounts of our federal and state NOL carryforwards, discussed below.
The federal and state NOL carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. At December 31, 2017, we had $176,000 federal and $115,500 state NOL carryforwards, including the NOLs discussed in the preceding paragraph. Our federal NOL will begin to expire in 2027 and the state NOL carryforwards will begin to expire in 2019. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). We did not have any state tax credit carryforwards as of December 31, 2017.

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
A valuation allowance has been recorded against our deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries as management cannot conclude that it is more-likely-than-not that these assets will be realized. As of December 31, 2017, no valuation allowance was provided on $1,600 of deferred tax assets associated with certain NOLs because it was believed that they will be used to offset our liabilities relating to our uncertain tax positions.
Estimated liabilities for unrecognized tax benefits are included in “other liabilities” on the consolidated balance sheet. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which we operate. As of December 31, 2017, unrecognized tax benefits were $1,817, of which approximately $220, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances.
A summary of the activities associated with our reserve for unrecognized tax benefits, interest and penalties follow:

Unrecognized Tax Benefits
Balance at January 1, 2016	$1,968
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	—
Settlements	—
Adjustment related to foreign currency translation	(7)
Reductions related to the lapse of applicable statute of limitations	(131)
Reduction for tax positions of prior years	—
Balance at December 31, 2016	1,830
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	26
Settlements	—
Adjustment related to foreign currency translation	3
Reductions related to the lapse of applicable statute of limitations	(42)
Reduction for tax positions of prior years	—
Balance at December 31, 2017	$1,817
We recognize interest and penalties related to unrecognized tax benefits in our tax provision. As of December 31, 2017, we had an interest and penalties accrual related to unrecognized tax benefits of $12, which decreased during 2017 by $4. We anticipate our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settled potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change.
We file income tax returns in jurisdictions with varying statues of limitations. Tax years 2014 through 2016 remain subject to examination by federal tax authorities. Tax years 2013 through 2016 generally remain subject to examination by state tax authorities. As of December 31, 2017, we are not under any federal or state income tax examinations.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) significantly revised the U.S. corporate income tax law, by among other things, reducing the corporate income tax rate to 21% for tax years beginning in 2018, implementing a modified territorial system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and creating new taxes on certain foreign sourced earnings.
Also on December 22, 2017, The Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides for a measurement period of up to one year from the date of enactment. During the measurement period, companies need to reflect adjustments to any provisional amounts if it obtains, prepares or analyzes additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
At December 31, 2017 we have not yet completed our analysis of the Tax Act; however, in certain circumstances, as described below, we have made a reasonable estimate of the effects of the Tax Act.
Provisional Amounts
Income tax expense for the year ending December 31, 2017 includes a $41 tax benefit related to the re-measurement of a deferred tax liability on a long-lived asset. The remaining impact from the re-measurement of our net U.S. deferred tax asset at the lower 21% rate was offset by the valuation allowance.
The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for all of our foreign subsidiaries. The transition tax that we calculated resulted in an immaterial amount of additional federal taxable income. The additional taxable income from the transition tax was offset by NOLs and did not result in cash taxes payable.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed earnings not subject to the transition tax and additional outside basis difference in these entities (i.e. basis difference in excess of that subject to the one-time transition tax) is not practicable.
The tax provision incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time.
The Tax Act contains several base broadening provisions that became effective on January 1, 2018 that we do not expect to have a material impact on future earnings due to our NOL and valuation allowance position. Also effective for 2018 is a new Global Intangible Low-Taxed Income inclusion (GILTI). We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position. We will account for the effects of the GILTI in the period we become subject to its provisions.
20. 401(k) Plan
We manage the Limelight Networks 401(k) Plan covering effectively all of our employees. The plan is a 401(k) profit sharing plan in which participating employees are fully vested in any contributions they make.
We will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Our employees may elect to reduce their current compensation up to the statutory limit. We made matching contributions of approximately $1,327, $1,345, and $1,434 during the years ended December 31, 2017, 2016, and 2015, respectively.
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

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Years Ended December 31,
	2017		2016		2015
Americas	$116,112	63.0%	$100,421	59.7%	$102,505	60.0%
EMEA	37,212	20.2%	31,326	18.6%	32,505	19.0%
Asia Pacific	31,036	16.8%	36,487	21.7%	35,902	21.0%
Total revenue	$184,360	100.0%	$168,234	100.0%	$170,912	100.0%
The following table sets forth long-lived assets by geographic area:

	Years Ended December 31,
	2017	2016	2015
Long-lived Assets
Americas	$17,119	$18,665	$19,692
International	11,872	11,687	16,466
Total long-lived assets	$28,991	$30,352	$36,158
22. Fair Value Measurements
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
As of December 31, 2017, and 2016, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements at December 31, 2017:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$6,789	$6,789	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	28,404	—	28,404	—
Total assets measured at fair value	$35,233	$6,789	$28,444	$—
  ___________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

The following is a summary of fair value measurements at December 31, 2016:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$301	$301	$—	$—
Certificate of deposit (1)	40	—	40	—
Commercial paper (1)	8,222	—	8,222	—
Corporate notes and bonds (1)	36,231	—	36,231	—
Total assets measured at fair value	$44,794	$301	$44,493	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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
23. Quarterly Financial Results (unaudited)
The following tables sets forth certain unaudited quarterly results of operations for the years ended December 31, 2017 and 2016. Amounts may not foot due to rounding.
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

	For the Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Revenues	$44,735	$45,370	$46,069	$48,186
Gross profit	$21,171	$21,375	$22,276	$22,977
Net loss	$(3,337)	$(1,625)	$(1,756)	$(912)
Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.02)	$(0.01)
Basic and diluted weighted average common shares outstanding	107,363	108,422	109,342	110,128

	For the Three Months Ended
	March 31, 2016	June 30, 2016 (a)	Sept. 30, 2016	Dec. 31, 2016
Revenues	$41,422	$43,560	$39,473	$43,778
Gross profit	$16,644	$18,800	$16,238	$19,662
Net loss	$(5,946)	$(57,938)	$(6,122)	$(3,919)
Basic and diluted net loss per share	$(0.06)	$(0.56)	$(0.06)	$(0.04)
Basic and diluted weighted average common shares outstanding	102,693	103,904	104,860	105,942
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Limelight Networks, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Limelight Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 8, 2018

Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is included under the captions “Proposal One: Election of Directors,” “— Information About the Directors and Nominees,” and “Board of Directors Meetings and Committees — Nominating and Governance Committee” in our Proxy Statement related to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item regarding our Audit Committee is included under the caption “Board of Directors Meetings and Committees” in our Proxy Statement related to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.
The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Executive Compensation and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Item 11.     Executive Compensation
The information appearing under the headings “Executive Compensation and Other Matters,” “— Director Compensation,” “Board of Directors Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” and “— Compensation Committee Report” in our Proxy Statement related to the 2018 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information regarding our current equity compensation plans as of December 31, 2017 (shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,963	$2.99	6,302
Equity compensation plans not approved by security holders	—	—	—
Total	16,963	$2.99	6,302
Item 13.     Certain Relationships, Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the heading “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the headings “Proposal One: Election of Directors” and “Board of Directors Meetings and Committees — Board Independence,” in each case in our Proxy Statement related to the 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.     Principal Accounting Fees and Services
The information required by this item is included under the headings “Audit Committee Report—Principal Accountant Fees and Services” and “— Audit Committee Pre-Approval Policy,” in each case in our Proxy Statement related to the 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV
Item 15.     Exhibits and Financial Statement Schedules.

(a)	Documents included in this annual report on Form 10-K.

(1)	Financial Statements. See Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	Financial Schedules. The schedule listed below is filed as part of this annual report on Form 10-K:

Page
Schedule II — Valuation and Qualifying Accounts	89
All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

INDEX TO EXHIBITS
___________

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(2)	Second Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

10.1(3)	Form of Indemnification Agreement for directors and officers.

10.2(3)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(3)	2007 Equity Incentive Plan and form of agreement thereunder.

10.3.01(4)	Amended and Restated 2007 Equity Incentive Plan of Limelight Networks.

10.4(5)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.5(6)	Master Executive Bonus and Management Bonus Plan.

10.6(7)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.7(8)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.8(9)	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.

10.9(10)	Interim CEO Employment Agreement between the Registrant and Robert A. Lento dated November 8, 2012.

10.10(11)	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.

10.10.01(12)	First Amendment to Employment agreement between the Registrant and Robert A. Lento dated as of February 23, 2016.

10.11(13)	Employment Agreement between the Registrant and George Vonderhaar dated January 22, 2013.

10.11.01(14)	Amendment to Employment Agreement between the Registrant and George Vonderhaar dated June 19, 2015.

10.11.02(15)	Second Amendment to Employment agreement between the Registrant and George Vonderhaar dated as of February 23, 2016.

10.12(16)	Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.13(17)	Employment Agreement between the Registrant and Peter J. Perrone dated July 23, 2013.

10.13.01(18)	Amendment to Employment Agreement between the Registrant and Peter J. Perrone dated June 19, 2015.

10.13.02(19)	Transition and employment agreement between the Registrant and Peter J. Perrone dated November 17, 2015.

10.14(20)	Employment Agreement between the Registrant and Sajid Malhotra dated March 24, 2014.

10.14.01(21)	Amendment to Employment Agreement between the Registrant and Sajid Malhotra dated June 18, 2015.

10.14.02(22)	Second Amendment to Employment agreement between the Registrant and Sajid Malhotra dated as of February 23, 2016.

10.15(23)	Employment Agreement between the Registrant and Michael DiSanto effective April 1, 2015.

10.15.01(24)	Second Amendment to Employment agreement between the Registrant and Michael D. DiSanto dated as of February 23, 2016.

10.16(25)	Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.

10.16.01(26)	Second Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 25, 2016.

10.16.02(27)	Amendment No. 3 to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 17, 2017.

10.17(28)	Employment Agreement between the Registrant and Kurt Silverman dated August 20, 2013.

10.17.01(29)	First Amendment to Employment agreement between the Registrant and Kurt Silverman dated as of February 23, 2016.

10.18(30)	Form of 2016-2017 Retention Bonus Plan Agreement.

10.19(31)	Patent Sublicense Agreement dated August 1, 2016.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT.

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.
____________

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2011.

(2)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on February 19, 2013.

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

(6)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.

(7)	Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.

(8)	Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.

(9)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(10)	Incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(11)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2013.

(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(13)	Incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(14)	Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on June 19, 2015.

(15)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(16)	Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(17)	Incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(18)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on June 19, 2015.

(19)	Incorporated by reference to Exhibit 10.16.02 of the Registrant's Annual Report on Form 10-K filed on February 11, 2016.

(20)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2015.

(21)	Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on June 19, 2015.

(22)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(23)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015.

(24)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(25)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on November 3, 2015.

(26)	Incorporated by reference to Exhibit 10.19.01 of the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016.

(27)	Filed herewith

(28)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2017.

(29)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(30)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(31)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 1, 2016.

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

Item 16.     Form 10-K Summary.
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMELIGHT NETWORKS, INC.

Date:	February 8, 2018	By:	/S/ SAJID MALHOTRA
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

Signature	Title	Date

/S/ ROBERT A. LENTO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2018
Robert A. Lento

/S/ SAJID MALHOTRA	Chief Financial Officer (Principal Financial Officer)	February 8, 2018
Sajid Malhotra

/S/ DANIEL R. BONCEL	Vice President, Finance (Principal Accounting Officer)	February 8, 2018
Daniel R. Boncel

/S/ WALTER D. AMARAL	Non-Executive Chairman of the Board and Director	February 8, 2018
Walter D. Amaral

/S/ DOUG BEWSHER	Director	February 8, 2018
Doug Bewsher

/S/ JEFFREY T. FISHER	Director	February 8, 2018
Jeffrey T. Fisher

/S/ SCOTT GENEREUX	Director	February 8, 2018
Scott Genereux

/S/ MARK MIDLE	Director	February 8, 2018
Mark Midle

/S/ DAVID C. PETERSCHMIDT	Director	February 8, 2018
David C. Peterschmidt

LIMELIGHT NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2015:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,834	1,037	81	1,148	$1,804
Deferred tax asset valuation allowance	$54,654	4,587	—	—	$59,241
Year ended December 31, 2016:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,804	137	(234)	864	$843
Deferred tax asset valuation allowance	$59,241	24,985	—	—	$84,226
Year ended December 31, 2017:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$843	949	14	668	$1,138
Deferred tax asset valuation allowance	$84,226	(25,508)	—	—	$58,718