Form 10-K/A
period 2017-12-31
Limelight Networks, Inc.
filed 2018-02-21
CIK 1391127

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
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 18, 2018: 110,826,546 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Limelight Networks, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Form 10-K”), filed with the Securities and Exchange Commission on February 8, 2018 (“Original Filing”). The principal purpose of this Amendment No. 1 is to include the Part III information that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, this Amendment No. 1 hereby amends and restates Items 10 through 14 of Part III and updates the Exhibits in Item 15 of Form 10-K.
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
Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

LIMELIGHT NETWORKS, INC.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended December 31, 2017

i

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information About the Executive Officers
The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of the Original Filing.
Information About the Directors
The following table sets forth information regarding our directors and the nominees as of February 14, 2018. Below the table appears a brief account of each director’s business experience and the attributes that led to the conclusion that each director should serve as a director of Limelight. We believe that each director and nominee has valuable individual skills and experiences that, taken together, provide us with the variety and depth of knowledge and judgment necessary to provide effective oversight of our business.

Name	Age	Position	Director Since
Class I directors whose terms expire at the 2020 Annual Meeting:
Walter D. Amaral	66	Non-Executive Chairman of the Board	2007
Scott Genereux	53	Director	2017

Class II directors whose terms expire at the 2018 Annual Meeting:
Mark Midle	41	Director	2015
Doug Bewsher	49	Director	2017

Class III directors whose terms expire at the 2019 Annual Meeting:
Jeffrey T. Fisher	55	Director	2008
David C. Peterschmidt	68	Director	2007
Robert A. Lento	57	Director	2013
Walter D. Amaral has served as a director since May 2007 and was appointed Non-Executive Chairman of our Board in February 2013. Mr. Amaral served as Senior Vice President and Chief Financial Officer of SiRF Technology Holdings, Inc., a provider of GPS enabled technology, from August 2000 to March 2006. Prior to that, from August 1997 to August 2000, Mr. Amaral served as Senior Vice President and Chief Financial Officer of S3 Incorporated. From April 1995 to August 1997, Mr. Amaral served as Senior Vice President and Chief Financial Officer of NetManage, Inc., a software company. From May 1992 to May 1995, Mr. Amaral served as Senior Vice President and Chief Financial Officer of Maxtor Corporation, a computer storage device company. From May 1977 to May 1992, Mr. Amaral worked in several finance and marketing positions, the most recent of which was Corporate Controller, at Intel Corporation. Mr. Amaral holds a B.S. in Accounting from California State University, San Jose.
Mr. Amaral serves as the Chairman of our Board and Audit Committee and brings to the Board and the Audit Committee a valuable perspective based on his extensive financial and business leadership experience in the technology and software industries, having served as Senior Vice President and Chief Financial Officer of each of SiRF Technology Holdings, Inc., S3 Incorporated, NetManage, Inc. and Maxtor Corporation. In addition, Mr. Amaral has an educational background in accounting. As a result of these and other professional experiences, Mr. Amaral possesses particular knowledge and experience in software and other technology industries and has relevant accounting and financial expertise and independence that strengthens the Board’s collective qualifications, skills, and experience.
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
As our President and Chief Executive Officer, Mr. Lento is engaged in all aspects of our business and is able to provide an insider’s perspective in Board discussions about the business and strategic direction of Limelight. Mr. Lento brings over thirty years of leadership experience to Limelight, which we believe gives him unique insights into our challenges, opportunities, and operations. He possesses leadership, managerial and technical skills relevant to leading Limelight, knowledge of Limelight’s leading customers, and knowledge of cloud services and SaaS companies generally, which skills and knowledge are directly relevant to strengthening the Board’s collective qualifications, skills, and experience. His business leadership experience at Convergys, serving as president of the company’s information management division, and as president of LAN systems for Donnelly Enterprise Solutions is also a valuable resource to the Board as it guides Limelight’s business strategy.
Doug Bewsher was appointed to our Board on February 22, 2017. Since April 2014, he has been the Chief Executive Officer of Leadspace, an end-to-end predictive analytics platform focused on business-to-business demand generation. Prior to Leadspace, from March 2012 through November 2013, Mr. Bewsher was the Chief Marketing Officer at Salesforce, the world's leading enterprise cloud software company. Prior to Salesforce, Mr. Bewsher was the Chief Marketing Officer for Skype from June 2010 through December 2011. Mr. Bewsher has also held senior leadership positions on both the advisory and client side of marketing, including co-leading McKinsey's North American CRM Practice, running the San Francisco office for Digitas, and serving as Global Customer Marketing Director for Vodafone PLC. Mr. Bewsher received his MBA from INSEAD Paris in 1996, and his MA in Physics from Oxford University in 1989.
Mr. Bewsher brings to our Board years of experience as a marketing executive. In addition to his current role as Chief Executive Officer at Leadspace, Mr. Bewsher was the Chief Marketing Officer at Salesforce and Skype, and held other senior leadership positions at McKinsey, Digitas, and Vodafone. Mr. Bewsher's experience and instincts in marketing, and his strategic business savvy strengthen the Board’s collective qualifications, skills, and experience.
Jeffrey T. Fisher has served as CEO of Vergent Communications, a Dallas based telecommunications and IT business, since August, 2017.  Prior to that, he established and served as CEO of Peloton Technologies, LLC, parent company of Athletohub - the social network to connect people to their recreational passions - since February 2017. Prior to that, Mr. Fisher served as Chief Financial Officer and Director of Austin Industries, Inc., a private, employee owned, subchapter-S ESOP organization from 2009 to 2017. Prior to that, Mr. Fisher served as Executive Vice President and Chief Financial Officer of Charter Communications from 2006 to 2008. Prior to joining Charter, Mr. Fisher held a variety of senior management positions for Delta Air Lines, Inc. from 1997 to 2006. He served as head of Delta’s Corporate Restructuring Group, and previously held the positions of President and General Manager, and separately, Chief Financial Officer, for Delta Connection, Inc. Mr. Fisher received a B.B.M. degree from Embry Riddle University, and an M.B.A. from the University of Texas in Arlington.
Mr. Fisher’s financial and business leadership experience as the Chief Executive Officer of Vergent Communications, Chief Executive Officer and co-founder of Peloton Technologies, LLC, Chief Financial Officer for Austin Industries, and as the Executive Vice President and Chief Financial Officer of Charter Communications, Inc. provides a strong financial foundation for Audit Committee and Board deliberations. He also has an educational background in finance. As a result of these and other professional experiences, Mr. Fisher possesses particular knowledge and experience in technology industries and has relevant accounting and financial expertise and independence that strengthens the Board’s collective qualifications, skills, and experience.
Scott Genereux was appointed to our Board on February 22, 2017. Since January 2017, he has been the Executive Vice President of Worldwide Field Operations at Veritas, a provider of information management services that enable organizations to harness the power of information. Prior to Veritas, from December 2012 through January 2017, Mr. Genereux was at Oracle, a provider of comprehensive and fully integrated stack of cloud applications and platform services. At Oracle, he served as the SVP of Cloud Converged Infrastructure from May 2014 through January 2017, and the SVP of Global Cloud Infrastructure from December 2012 through May 2014. Prior to Oracle, from October 2010 through December 2012, Mr. Genereux was the President and CEO of Nirvanix, a provider of enterprise-class cloud storage services designed specifically for customers with expectations of extreme security, reliability and redundancy. Prior to Nirvanix, Mr. Genereux held senior executive positions with QLogic, DataDirect Networks, and Hitachi, Ltd. Mr. Genereux received his BS in Management Information Systems from California State University at Northridge in 1988. He is also an alumnus of Harvard Business School’s Advanced Management Program in 2004.
Mr. Genereux has been a sales and marketing executive for nearly three decades. Mr. Genereux is the Executive Vice President of Worldwide Field Operations at Veritas, and held executive positions at Oracle, Nirvanix, QLogic, DataDirect Networks, and Hitachi, Ltd. Mr. Genereux's deep understanding of sales and marketing strategy and his vision strengthen the Board’s collective qualifications, skills, and experience.
Mark Midle was appointed to our Board of Directors on June 1, 2015. Mr. Midle is a Vice President in Goldman, Sachs & Co.'s Merchant Banking Division, where he oversees investments in growth stage, technology-driven companies. Before joining Goldman Sachs, Mr. Midle spent over a decade investing in technology and technology-enabled services companies while at firms including Bain Capital and The Blackstone Group. Previously, Mr. Midle was a consultant at McKinsey & Co., and he began his career in Morgan Stanley & Co.'s Investment Banking Division. Mr. Midle has a B.A. from the University of North Carolina and an M.B.A. from The Wharton School at the University of Pennsylvania.
Mr. Midle has extensive experience in evaluating and providing guidance and strategic advice to technology, software, and digital media companies. In addition, his investment banking background adds a valuable perspective to the Board. Mr. Midle is also an independent director who has had extensive outside director experience as a director of Experticity, Inc., Digital Comply, Inc., and Buscapé.com, Inc. As a result of these and other professional experiences, Mr. Midle possesses particular financial knowledge and business expertise that strengthen the Board’s collective qualifications, skills, and experience.

David C. Peterschmidt has served as a director since February 2007. Mr. Peterschmidt was the Chief Executive Officer and member of the board of directors of CIBER, Inc., a global information technology consulting services and outsourcing company from July 2010 to June 2014. Prior to joining CIBER, Inc. Mr. Peterschmidt served as President and Chief Executive Officer of Openwave Systems, Inc. from November 2004 to March 2007. Prior to that, Mr. Peterschmidt served as Chief Executive Officer and Chairman of Securify, Inc., from September 2003 to November 2004 and also as Chief Executive Officer and Chairman of Inktomi, Inc. from July 1996 to March 2003. Mr. Peterschmidt received a B.A. in Political Science from the University of Missouri and an M.A. from Chapman College.
Mr. Peterschmidt brings to our Board and Audit Committee significant business leadership experience and financial experience as the Chief Executive Officer of each of CIBER, Inc., Openwave Systems, Inc., Securify, Inc., and Inktomi, Inc. Mr. Peterschmidt also has outside director experience as a director of Savvis Corporation and CIBER, Inc. As a result of these and other professional experiences, Mr. Peterschmidt possesses particular knowledge and experience serving as and directing senior management personnel in technology-based companies, and also has relevant accounting and financial expertise and independence that strengthens the Board’s collective qualifications, skills, and experience.
BOARD OF DIRECTORS MEETINGS AND COMMITTEES
The Board held four meetings and acted by unanimous written consent three times during fiscal 2017. All directors attended at least 75% of the meetings of the Board and of the committees on which they served during fiscal 2017.
We encourage, but do not require, members of our board of directors to attend our annual meetings of stockholders. No directors attended our 2017 annual meeting of stockholders.
Committees of the Board of Directors
The Board has Audit, Nominating and Governance, and Compensation Committees. Each of these committees has adopted a written charter. All members of the committees are appointed by the Board, and are non-employee directors. Each committee, its current membership, its function and the number of meetings held during fiscal 2017 are described below.
Audit Committee
The members of our Audit Committee are Messrs. Amaral, Fisher and Peterschmidt. Mr. Amaral serves as the Chairman of the Audit Committee. We believe that the composition of our Audit Committee meets the requirements for independence under the current requirements of the NASDAQ Stock Market, Inc. and SEC rules and regulations, and that each member of our Audit Committee qualifies as an audit committee financial expert under applicable rules and regulations. We believe that the functioning of our Audit Committee complies with the applicable requirements of the NASDAQ Stock Market, Inc. and SEC rules and regulations. The Audit Committee held four meetings and acted by unanimous written consent one time during fiscal 2017.
Our Audit Committee oversees our corporate accounting and financial reporting process. Our Audit Committee:

•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;

•	determines the engagement of the independent registered public accounting firm;

•	approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

•	monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law;

•	reviews our financial statements and reviews our critical accounting policies and estimates; and

•
reviews and discusses with management and the independent registered public accounting firm the results of the annual audit, and our annual audited and quarterly unaudited financial statements, including major issues regarding accounting, disclosure and auditing procedures and practices as well as the adequacy of internal controls that could materially affect Limelight’s financial statements.

A copy of the Audit Committee charter is available on our website at http://investors.limelightnetworks.com.
Nominating and Governance Committee
The members of our Nominating and Governance Committee are Messrs. Amaral, Fisher, Genereux, Bewsher, Midle, and Peterschmidt, each of whom is a non-management member of our Board. Our Board has determined that each of these members is independent within the meaning of the independent director guidelines of the NASDAQ Stock Market, Inc. The Nominating and Governance Committee held three meetings during fiscal 2017.

The Nominating and Governance Committee’s purpose is to oversee and assist our Board in reviewing and recommending nominees for election as directors. The Nominating and Governance Committee also:

•	assesses the performance of the Board;

•	reviews, and investigates as necessary, any concerns regarding non-financial matters reported on Limelight’s corporate governance hotline;

•	directs guidelines for the composition of our Board; and

•	reviews and administers our corporate governance guidelines.
A copy of the Nominating and Governance Committee charter is available on our website at http://investors.limelightnetworks.com.
Compensation Committee
The members of our Compensation Committee are Messrs. Peterschmidt, Fisher, Genereux, and Amaral. Mr. Genereux was appointed to this committee, effective May 1, 2017. Mr. Peterschmidt serves as the Chairman of the Compensation Committee. Each of these individuals qualifies as (i) an “independent director” under the requirements of The NASDAQ Stock Market, Inc., (ii) a “non-employee director” under Rule 16b-3 of the Securities Exchange Act, and (iii) an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We believe that the composition of our Compensation Committee meets the requirements for independence under, and the functioning of our Compensation Committee complies with, any applicable requirements of the NASDAQ Stock Market, Inc. and SEC rules and regulations. The Compensation Committee held seven meetings and acted by unanimous written consent on four occasions during fiscal 2017.
Our Compensation Committee oversees our corporate compensation programs. The Compensation Committee also:

•	reviews and recommends policy relating to compensation and benefits of our officers and employees;

•	reviews and approves corporate goals and objectives relevant to compensation of the Chief Executive Officer, senior officers and certain other key employees;

•	evaluates the performance of our officers in light of established goals and objectives;

•	sets compensation of our officers based on its evaluations;

•	administers the issuance of stock options and other awards under our stock plans;

•	reviews and approves a report on executive compensation and a compensation discussion and analysis for inclusion in Limelight’s proxy or information statement; and

•	reviews and evaluates, at least annually, its own performance and that of its members, including compliance with the committee charter.
A copy of the updated Compensation Committee charter is available on our website at http://investors.limelightnetworks.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act requires our executive officers, directors and 10% stockholders to file reports of ownership and changes in ownership with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms and written representations that no other reports were required during the fiscal year ended December 31, 2017, we believe that all our executive officers, directors, and 10% stockholders complied with the applicable filing requirements, with the exceptions of a late Form 4 filed on November 20, 2017 on behalf of George Vonderhaar and Dan Boncel. In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments thereto, provided to Limelight and the written representations of its directors, executive officers, and 10% stockholders.
Code of Ethics and Business Conduct
We have adopted a code of ethics and business conduct that applies to our Chief Executive Officer, Chief Financial Officer and all other principal executive and senior financial officers and all employees, officers and directors. This code of ethics and business conduct is posted on our website. The Internet address for our website is www.limelight.com, and the code of ethics may be found from our main webpage by clicking first on “About Limelight” and then on “Investors Home”, next on “Corporate Governance”, and finally on “Code of Ethics” under Governance Documents.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Ethics” as specified above.
Item 11.     Executive Compensation
COMPENSATION COMMITTEE REPORT
The material in this report is not deemed soliciting material or filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A and irrespective of any general incorporation language in those filings.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
Respectfully submitted by:
David C. Peterschmidt, Chairman
Jeffrey T. Fisher
Walter D. Amaral
Scott Genereux

COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and Objectives
Our compensation philosophy is to attract, motivate, and retain talented executives responsible for the success of Limelight Networks, which operates in an extremely competitive and rapidly changing part of the high technology industry. With this in mind, we strive to set our compensation programs within the appropriate competitive framework and based on the achievement of our overall financial results, individual contributions, and performance by our employees, and each executive’s potential to enhance long-term stockholder value. Within this overall philosophy, our objectives are to:

•
Motivate executive officers to achieve quantitative financial and qualitative non-financial objectives and create a meaningful link between achievement of these objectives and individual executive compensation;

•
Align the financial interests of executive officers with those of our stockholders by providing significant equity-based incentives, while carefully considering both stockholder dilution and stock-based compensation expense; and

•	Offer a competitive total compensation package that enables us to attract and retain top talent.
The Compensation Committee of the Board of Directors (the “Board”) guides our compensation philosophy and objectives. The Compensation Committee uses the above-mentioned objectives as a guide in establishing the compensation programs, practices and packages offered to our executive officers. The Compensation Committee also uses these objectives in assessing the proper allocation between long- and short-term incentive compensation and cash and non-cash compensation, although we have no formal or informal policies regarding such allocations.
Throughout this Compensation Discussion and Analysis, the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2017, as well as the other individuals included in the “Summary Compensation Table,” are referred to as the “named executive officers.”
The compensation for our named executive officers generally consists of three primary components: base salary, annual incentive cash bonus, and equity awards. Other compensation components include severance and change of control provisions, generally available benefits such as health insurance, 401(k) retirement benefits, and participation in our Employee Stock Purchase Program (“ESPP”), and in limited instances, special recognition cash bonuses for specific corporate achievements, as well as perquisites. In 2016, the Compensation Committee approved the 2016-2017 Retention Bonus Program to help ensure stability in the senior leadership team and to create additional incentives to meet Limelight’s profitability goals for 2016 and 2017. This program, which expired at the end of fiscal 2017, provided that each participant would receive double the bonus otherwise payable to the participant for each of fiscal 2016 and 2017 if certain conditions are met during each individual year. Also, the Compensation Committee agreed to provide our Chief Executive Officer a housing allowance beginning in 2017 for housing maintained away from his home office in Ohio, as the Committee determined that doing so would result in cost savings compared with maintaining a lease for housing in Arizona for times when Mr. Lento worked away from his home office.
The Compensation Committee considers the proper allocation between long- and short-term incentives by considering the balance that is required to attract and retain executives and reward them for the short-term success of our business, while appropriately motivating the executives to strive to achieve our long-term goals. The Compensation Committee also considers the need to offer compensation packages that are comparable to those offered by companies competing with Limelight for executive talent. In allocating between cash and non-cash compensation, we generally seek to be in the middle of our peer group for cash compensation, and above average for equity based compensation so as to align the interests of our stockholders and our named executive officers. We also believe that generally available benefits (such as health benefits, 401(k) plan participation, and ESPP participation) should be competitive with the external job market, in order to allow us to attract and retain talent. The Compensation Committee, however, does not have a pre-established policy or target a specific percentile among our peers for the allocation between long- and short-term incentive compensation and cash and non-cash compensation.
Role and Authority of the Board of Directors and the Compensation Committee
The Compensation Committee has decision-making authority with respect to the compensation of our named executive officers. In carrying out its responsibilities, the Compensation Committee may engage outside consultants and consult with Limelight’s Human Resources department and other Limelight executives as the Compensation Committee determines to be appropriate. The Compensation Committee has engaged Compensia, an executive compensation consulting firm, on numerous occasions since 2007, with the most recent being in October 2017 (for fiscal 2018 compensation). The Committee has received executive compensation assessments from Compensia following each engagement. In May 2012, February 2013, October 2014, April 2016, November 2016, and October 2017, the Compensation Committee received advice and guidance from Compensia regarding confirmation of our executive compensation strategy and an assessment of the competitiveness of total pay packages for our senior executive officers relative to market and peers, each of which was used in the development of our executive cash compensation and equity grant planning. The Compensation Committee currently feels that it is adequately and appropriately able to assess and determine the compensation arrangements for our named executive officers based on the information provided through the Compensation Committee members’ own experience and knowledge regarding compensation matters and the Compensia report process. The Compensation Committee also may obtain advice and assistance from internal or external legal, accounting, or other advisers selected by the Compensation Committee, although it did not do so for fiscal 2017. The Compensation Committee may delegate any of its responsibilities to one or more directors or to members of management, to the extent permitted by applicable law. The Compensation Committee has not delegated any of its responsibilities with respect to the named executive officers and has no plans to do so. However, the Compensation Committee has delegated certain responsibilities to our Chief Executive Officer, as described below.
The Compensation Committee also meets as frequently as it deems necessary to address matters within its area of responsibility. During 2017, the Committee met seven times and acted by unanimous written consent on four occasions. The Compensation Committee intends to review annually the base salaries, annual incentive cash bonuses, and long-term equity incentive awards for senior management, including the named executive officers. In recent years, the Compensation Committee has reviewed compensation components in the last quarter of each year. The Compensation Committee will, however, review and may adjust an officer’s compensation at any time during the year if and when the Compensation Committee deems such review to be necessary to align that officer’s compensation with our compensation philosophy and objectives. The Compensation Committee reviewed all compensation components for the then senior management team (including some of the named executive officers) in the fourth fiscal quarter of 2017.
Role of Executive Officers in Compensation Decisions
The Compensation Committee meets on occasion with our Chief Executive Officer to obtain recommendations with respect to the compensation programs, practices, and packages for our named executive officers (other than himself). At least annually, the Compensation Committee considers, but is not bound by and does not always accept, our Chief Executive Officer’s recommendations for the named executive officers (other than himself). These meetings typically occur in connection with a quarterly meeting of the Board or as part of a regularly scheduled Compensation Committee meeting. Recommendations with respect to equity award grants are made as part of our formal equity award grant process, pursuant to which management submits equity award recommendations to the Chief Executive Officer (with respect only to employees whose position is at or below the level of Vice President) and/or the Compensation Committee.
Our Chief Executive Officer and our Corporate Secretary regularly attend meetings of the Compensation Committee, but are excused from the meetings as appropriate when matters of executive compensation in which each may have a financial interest are discussed. In addition, other executives or employees sometimes attend the Compensation Committee’s meetings, but they also leave the meetings as appropriate when matters of executive compensation are discussed. The Compensation Committee considers and discusses our Chief Executive Officer’s compensation package — cash compensation as well as equity awards — without him present.

The Compensation Committee has delegated limited, non-exclusive authority to our Chief Executive Officer to grant equity awards within certain parameters. The Chief Executive Officer may grant awards only with respect to employees or prospective employees at or below the level of Vice President. Our Compensation Committee has approved an Equity Grant Policy and equity award matrix that includes equity incentive ranges for employees based on title, job responsibilities, seniority, and other factors. This matrix is reviewed and approved annually by the Compensation Committee. Each month, our Human Resources department prepares a proposed grant list and confirms that the proposed awards are consistent with the equity award matrix. The proposed award list is submitted to our Chief Executive Officer at the first of the month. If approved by our Chief Executive Officer by the second Tuesday of the month, then the awards are effective as of the second Tuesday of the month and the per share exercise price is set at the closing price of our common stock on the NASDAQ Stock Market on that grant date. If our Chief Executive Officer’s approval of the proposed list is not obtained by the second Tuesday of the month, then the proposed awards are carried over for consideration the following month.
Role of Compensation Consultant
As noted, the Compensation Committee has engaged the compensation consulting firm Compensia on numerous occasions since 2007, with the most recent being in October 2017 (for fiscal 2018 compensation) to advise the Compensation Committee regarding the role of market data in the compensation determination process, provide a review of emerging trends and best practices in executive compensation, assess the competitiveness of our current executive compensation, and provide considerations for the Compensation Committee. Compensia’s May 2012, February 2013, October 2014, April 2016 (with respect to Mr. Malhotra), November 2016, and October 2017 executive compensation assessment reports, and the advice and guidance provided by Compensia, were sources of data for the Compensation Committee’s analysis of our executive and non-executive compensation. The Compensia reports advised the Compensation Committee regarding the role of market data in the compensation determination process, provided a review of emerging trends and best practices in executive compensation, assessed the competitiveness of our current executive compensation, and provided considerations for the Compensation Committee. Compensia’s analyses included base salary, annual incentive cash bonus, and equity awards for the surveyed group described below. Our management team uses the Compensia data as a tool in making recommendations to the Compensation Committee on compensation adjustments that are consistent with our compensation philosophy, objectives, and goals.
Other than Compensia’s periodic review of Board member and non-executive officer employee compensation, Compensia does not provide any additional services to us. Compensia provided its services to the Compensation Committee only. The Compensation Committee assessed the independence of Compensia and concluded that its work has not raised any conflicts of interest.
The Compensation Committee utilized the November 2016 Compensia report as a tool to compare our executive compensation program for fiscal 2017 to the market. Compensia surveyed technology companies that published their pay practices. The employers included in the survey were Internet/cloud/digital media, wireless telecommunications, or software companies with revenue for the prior four quarters between $65 million to $340 million and that had employees with similar experience and education levels to our employees. In order to maintain competitiveness within the marketplace, the Compensation Committee considered this peer group data in determining our executive compensation. The companies surveyed in its November 2016 report included Boingo Wireless, Brightcove, BroadSoft, Carbonite, Inteliquent, Internap Network Services, IntraLinks Holdings, LogMeIn, MobileIron, RingCentral, and Support.com. As noted, the Compensation Committee does not have a pre-established policy or target a specific percentile among the peer group for the allocation between long- and short-term incentive compensation and cash and non-cash compensation.
Components of Compensation
The components of our 2017 executive compensation include:

•	Base salary;

•	Annual incentive cash bonus;

•	2016-2017 Retention Bonus Program;

•	Equity-based incentive awards;

•	Severance and change of control protection;

•	Retirement benefits provided under a 401(k) plan;

•	Perquisites and personal benefits; and

•	Generally available benefit programs.
The Compensation Committee selected these components because it believes each is necessary to help us attract and retain the executive talent on which our success depends. The Compensation Committee believes that this set of components is effective and will continue to be effective in achieving the objectives of our compensation program and philosophy. The Compensation Committee, however, will review these elements of compensation on occasion and will alter or add to the elements if it believes that changes will improve our compensation objectives.
The Compensation Committee reviews the entire executive compensation program (other than retirement benefits under the 401(k) plan and generally available benefit programs) on at least an annual basis. However, the Compensation Committee at any time may review one or more components as necessary or appropriate to ensure such components remain competitive, appropriately designed to reward performance, and aligned with our compensation philosophy and objectives. Additionally, the Compensation Committee considered the results of our last non-binding advisory stockholder vote on the compensation of our named executive officers in June 2017, commonly referred to as a say-on-pay proposal. Our stockholders approved the compensation of our named executive officers with approximately 87% of stockholder votes cast in favor of the 2017 say-on-pay proposal. We were mindful of the support our stockholders expressed for our named executive officer compensation programs and, as a result, we decided to retain our general approach to our executive compensation programs. We hold such say-on-pay votes every three years, as approved by our stockholders in a non-binding advisory vote at our annual meeting in June 2017.
In fiscal 2017, the use and weight of the executive compensation components were based on a subjective determination by the Compensation Committee of the importance of each component in meeting our overall compensation objectives. This included our incentive and retention needs, the need to align incentives with our stockholders’ interests, and our goal of staying competitive within the external job marketplace, as evidenced by the Compensia survey noted above and by the general experience and knowledge of our Compensation Committee members. The Compensation Committee reviews the base salary, total cash compensation, and equity compensation of our named executive officers relative to market comparables based on the data provided by Compensia in 2016, comparative market data provided by management, and the Compensation Committee members’ own experience and knowledge, and has moved these elements of compensation toward market averages. For fiscal 2017, the Compensation Committee considered market compensation data amongst our peers as follows, with total cash compensation generally aligning nearer the middle of the range and equity generally aligning nearer the upper end of the range:

Element of Compensation	Percentile
Base Salary	25th to 75th
Total Cash	25th to 75th
Equity	50th to 75th
Though the Compensation Committee considered this data, the Compensation Committee did not target a specific percentile in establishing executive compensation
Base Salary. We provide base salary to our named executive officers and other employees to compensate them for services rendered on a day-to-day basis during the fiscal year.
The Compensation Committee reviews executive officer base salaries in conjunction with our annual performance review process. During this process, the Chief Executive Officer will review the performance of the named executive officers (other than himself) and will report those findings to the Compensation Committee. A named executive officer’s personal performance will be judged in part on whether our business objectives are being met. In setting base salary, management and the Compensation Committee considers each named executive officer’s experience, skills, knowledge, responsibilities, and performance, Limelight’s performance as a whole, and the report and recommendations of our Chief Executive Officer (other than for himself). An assessment of a named executive officer’s personal performance is qualitative, with much reliance on our Chief Executive Officer’s subjective evaluation of a named executive officer’s personal performance (other than his own personal performance) and the Compensation Committee’s experience and knowledge regarding compensation matters. No specific weight is attributed to any of the factors considered by the Compensation Committee in setting base salary changes. For newly hired named executive officers, the Compensation Committee also considers the base salary of the individual at his or her prior employment and any unique personal circumstances that motivated the executive to leave that prior position and join us. The Compensation Committee aims to keep salaries in line with the external job market. Increases over the prior year’s base salary will be considered within the context of our overall annual compensation adjustment budget to ensure that any increases are fiscally prudent and feasible for us. The Compensation Committee does not apply specific formulas to determine increases. There is no process in setting these annual merit increase budgets other than the annual business planning process. For fiscal 2017, the Compensation Committee also considered general economic conditions and the risks such conditions posed to achievement of our financial performance targets for 2017.

During fiscal 2017, base salaries for Messrs. Lento, Malhotra, Vonderhaar, DiSanto, and Silverman were $480,000, $340,000, $280,000, $310,000 and $295,000, respectively. In determining these base salary levels, the Compensation Committee relied on the factors discussed above.
Annual Incentive Cash Bonuses and the 2016-2017 Retention Bonus Program. We have utilized cash bonuses to reward performance achievements and have in place annual target cash incentive bonuses for certain of our executive officers, payable either in whole or in part, depending on the extent to which the financial performance goals set by the Compensation Committee are achieved. During fiscal 2017, the target bonus amounts for Messrs. Lento, Malhotra, Vonderhaar, DiSanto, and Silverman were increased to $408,000, $230,000, $207,200, $158,100, and $147,500, respectively, because the Compensation Committee felt that the increase from prior year was warranted given then current market conditions.
Under our 2017 Management Bonus Plan, incentive bonuses for all of the participants, including the participating named executive officers, were determined based upon three measures of corporate financial performance that comprised 100% of the potential target payout, and one non-financial operational component that, if achieved, would result in up to an additional 10% of the potential target payout. Specifically, corporate financial performance was measured against our total revenue (40%), our GAAP gross margin (40%), and our non-GAAP EPS (20%). The non-financial operational component of the 2017 Management Bonus Plan was based on our customer net promoter score (“NPS”) for fiscal 2017. The Compensation Committee selected these performance goals because it believed that these measures aligned with the 2017 priorities for our business and reflected value generated for our stockholders, and therefore relying on these goals for the determination of the bonuses tied payment of bonuses to creation of stockholder value.
For each of the three financial performance components, the Compensation Committee established a floor, a target and a ceiling. With respect to the portion of the bonus based upon each performance criteria, the participating executive could earn between zero and 100% ratably based on attainment between the floor and the target. Bonuses in excess of the target bonus amounts for the participants could be earned for financial performance in excess of the performance goal targets established by the Compensation Committee under our 2017 Management Bonus Plan. Each participant could earn between 100% and 300% ratably for each of the financial performance target, each based on attainment between the target and the ceiling. Even though a participant could achieve up to a 300% ceiling on certain individual corporate performance components, the total bonus amount payable to each participant was capped at 200% of his or her target bonus, plus up to 10% for achievement of the NPS target, for a total maximum bonus of 210%. Furthermore, over-achievement was capped at 110% of the Target Bonus Amount unless we achieved at least $20 million of adjusted EBITDA. Once the adjusted EBITDA threshold is achieved, the overall bonus pool is increased $0.33 for every $1 of adjusted EBITDA over $20 million to fund any over-achievement payout up to 210% of the Target Bonus Amount. Accordingly, each participant in our 2017 Management Bonus Plan could earn between 0% and 210% of his or her target bonus depending upon the level of attainment or over-attainment of the performance goals, as well as exceeding the adjusted EBITDA threshold. The revenue floor, target, and ceiling for each component were as follows:
Total Revenue Targets (40%):

	Floor	Target	Ceiling
Total Annual Revenue (in millions)	$168	$183	$213
Percent attainment of Total Revenue component of the Target Bonus Amount	0%	100%	300%
GAAP Gross Margin Targets (40%):

	Floor	Target	Ceiling
0 to 1,050 basis point (bps) improvement	0 bps	350 bps	1,050 bps
Percent attainment of GAAP Gross Margin component of the Target Bonus Amount	0%	100%	300%
Non-GAAP EPS Targets (20%):

	Floor	Target	Ceiling
Non-GAAP EPS	$(0.04)	$0.00	$0.08
Percent attainment of Non-GAAP EPS of Target Bonus Amount	0%	100%	300%
For the one non-financial component, the participating executive could earn up to an additional 10% of his target bonus amount based on our NPS for fiscal 2017. The participant’s Target Bonus Amount will be increased 2% for every 1 point increase in the 2017 NPS over an NPS of 40, up to a maximum of 10%. The Compensation Committee was responsible for determination of the attainment, or level of attainment, of the non-financial component and any over achievement thereof.
The table below illustrates the minimum, target, and maximum bonus amounts potentially payable to our named executive officers under the 2017 Management Bonus Plan:

	2017 Management Bonus Plan
Name	Minimum	Target	Maximum
Robert Lento	$0	408,000	856,800
Sajid Malhotra	0	230,000	483,000
George Vonderhaar	0	207,200	435,120
Michael DiSanto	0	158,100	332,010
Kurt Silverman	0	147,500	309,750
The Compensation Committee believed that these targets presented achievable goals, but were not necessarily certain, and achievement depended upon successful execution of our business plan. Bonuses are reviewed and approved by the Compensation Committee, which determined the performance and operational criteria necessary for award of such bonuses. The actual bonus amount earned by each participating executive was determined by the Compensation Committee based upon attainment of the performance criteria after our 2017 financial results were reviewed and approved by the Audit Committee of the Board. Although the Compensation Committee has the authority to exercise discretion in awarding bonus payment, such discretion was not exercised with respect to the named executive officers, and the fiscal 2017 bonus amounts were awarded based solely upon the performance criteria formula described above. Applying the formula described herein to our 2017 financial performance, the Compensation Committee determined that this resulted in a payout of 210% of the total target amount for the 2017 Management Bonus Plan. Accordingly, the Compensation Committee authorized and approved a payment of annual cash bonuses to the 2017 Management Bonus Plan participants, including our principal executive officer, principal financial officer and other named executive officers. Messrs. Lento, Malhotra, Vonderhaar, DiSanto, and Silverman received bonuses of $856,800, $483,000, $435,120, $332,010, and $309,750, respectively, which represented approximately 179%, 142%, 155%, 107%, and 105% of their annual base salary in 2017.
The 2016-2017 Retention Bonus Program. The Board approved the 2016-2017 Retention Bonus Program (the "Retention Program") in 2016 for members of the senior leadership team, including the named executive officers. These decisions were made to help ensure stability in our senior leadership team and to create additional incentives to meet our profitability goals for 2016 and 2017. The Retention Program provided that each participant will receive double the bonus otherwise payable to him or her for fiscal 2017 if (i) we achieve our Revenue target of $183 million, (ii) we achieve our $20 million adjusted EBITDA target, (iii) our stock price is less than $3.00 per share for more than 30 trading days in the fourth quarter, and (iv) the Participant is employed with us through the payment date. Our stock price during the fourth quarter exceeded $3.00 per share for more than 30 trading days in the fourth quarter, so this bonus was not paid.
Long-Term Incentive Program. The principal goals of our long-term equity-based incentive program are to align the interests of our named executive officers with our stockholders and to provide each named executive officer with a significant incentive to manage Limelight from the perspective of an owner with an equity stake in the business. Another goal of the long-term equity-based incentive program is to provide a competitive overall compensation package that will enable us to attract and retain talented executives. The Compensation Committee believes that unvested equity awards are a key factor in motivating and retaining executive personnel, as well as incentivizing executive personnel to preserve the current value and grow the future value of our stock, thereby furthering the interests of our other stockholders.
Equity-based awards granted for fiscal 2017 to our named executive officers were granted under our Amended and Restated 2007 Equity Incentive Plan ("Equity Incentive Plan") and were approved by the Compensation Committee. Our Equity Incentive Plan provides the Compensation Committee discretion to grant equity to employees in many forms. The Compensation Committee selected restricted stock units and stock options, as it believes that these forms address the goals of our long-term incentive program. Specifically, stock options maintain a strong linkage between realizable compensation and shareholder value creation, while restricted stock units further retention objectives. The Compensation Committee generally addresses annual refresh grants for the executive officers in the fourth fiscal quarter of each year. The Compensation Committee will, however, periodically consider equity award grants as may be necessary or appropriate to achieve the objectives of the long-term incentive component of the overall executive compensation program.
The Compensation Committee determined the appropriate size of long-term equity-based incentives awarded for fiscal 2017 to our named executive officers to meet our attraction, retention, and business objectives by reviewing and considering the following factors.

•	each named executive officer's experience, skills, knowledge, responsibilities, and position within Limelight;

•	competitive market data;

•	the number and value of each named executive officer’s then current equity award holdings;

•	the number of unvested equity awards and exercise price and retentive value of unvested stock options in relation to the then current market value;

•	each named executive officer’s total compensation;

•	each named executive officer’s personal performance;

•	the importance of each named executive officer’s anticipated contributions to the development of long-term value creation; and

•	the Compensation Committee members’ experience and knowledge with respect to equity compensation.
The Compensation Committee has not formalized the process by which it will take an individual’s performance or other factors into account, but may do so in the future. There is no specific weight given to any one of these elements of personal performance, nor are there particular metrics associated with any one of these elements. Rather than measuring each named executive officer’s personal performance against formal personal performance goals or elements, we rely on the Chief Executive Officer’s subjective evaluation of each named executive officer’s personal performance (other than himself) and the Compensation Committee’s experience and knowledge regarding compensation matters to evaluate the personal performance of the Chief Executive Officer and other named executive officers and to determine appropriate compensation for such officers. The Compensation Committee also relied, in part, on peer group compensation data and extant equity award valuation analyses provided by Compensia during November 2016 in determining the appropriate equity grant amounts awarded in fiscal 2017 to our named executive officers.
On a total company basis, when appropriate, the Compensation Committee also analyzes the number of shares:

•	used by us during the year with respect to new equity awards (i.e., burn rates);

•	subject to outstanding equity awards relative to the total number of shares issued and outstanding (i.e., issued equity overhang); and

•	subject to outstanding equity awards and available for future grants relative to the total number of shares issued and outstanding (i.e., total equity overhang).
The Compensation Committee believes that analyzing the above factors allows it to assess whether granting additional awards to the named executive officers is prudent based on the pool of shares we have available for grants to all of its service providers and to take into consideration the impact on the dilution of stockholder interests and overhang.
Based on these factors, the Compensation Committee authorized and approved the following long-term incentive program awards described herein during fiscal 2017:

•
On November 6, 2017, Messrs. Lento, Malhotra, Vonderhaar, DiSanto, and Silverman received 246,720, 109,170, 70,960, 87,340, and 73,690 restricted stock units, and stock options to purchase 482,630, 213,560, 138,810, 170,850, and 144,150 shares of our common stock respectively, each pursuant to the Equity Incentive Plan. One-third (1/3rd) of the restricted stock units will vest on December 1, 2018, one-twelfth (1/12th) of the restricted stock units will vest on March 1, 2019, and an additional one-twelfth (1/12th) will vest on the first day of each June, September, December and March thereafter for seven (7) consecutive quarters, provided the recipient continues to be a service provider to Limelight through each such vesting date. One-third (1/3rd) of the shares subject to the stock option will vest on December 1, 2018, and one-thirty-sixth (1/36th) of the stock options will vest on the 1st day of January, 2019 and on the 1st day of each month thereafter until all of the stock options have vested (three years), provided the recipient continues to be a service provider to Limelight through each such vesting date. The sizes of these grants were determined based on the factors described above. The three-year time-based vesting schedules applied to the equity awards provide both a strong retention tool and also balances each executive’s focus on our short-term and long-term goals.

With respect to non-named executive officers, equity award grants are generally made within grant guidelines established by the Compensation Committee, in consultation with management, based on job grade, job title, responsibility level, seniority level, or other factors, which may include the competitive hiring marketplace. Customarily, the Compensation Committee considers annual equity awards for employees other than named executive officers in the first quarter each year. With respect to the named executive officers, the Chief Executive Officer makes recommendations on such guidelines and the named executive officer’s actual grants (other than his own). The grant guidelines assist us in keeping equity grants within the budgeted grant pool approved by the Compensation Committee, and thereby efficiently managing the available equity pool and its overhang.
Equity Award Practices. We may grant a mix of options and restricted stock units in situations where the compensation philosophy and objectives would be best met by doing so. In prior years, our equity awards extended to most employees. Beginning in 2009, we concentrated equity awards among those positions with the greater opportunity to affect our financial performance and have continued with this practice each year. The vesting schedules applied to equity awards, usually three or four years, provide both a strong retention tool and also balances each executive’s focus on our short term and long term goals.

Prior to September 2007, the effective grant date for all equity awards to our named executive officers was the date on which the Compensation Committee or the Board approved the grant. Historically, this was accomplished through actions by unanimous written consent. In September 2007, our Board adopted a policy providing for approval of equity awards in advance of a future effective grant date. We follow this granting policy as a best practice approach recommended by outside counsel to ensure all equity awards comply with applicable laws and regulations. All stock options granted to the named executive officers have a per share exercise price equal to the fair market value of our common stock on the grant date.
Employment Agreements, Severance and Change of Control Benefits
Employment Agreements. We have written employment agreements with certain executive officers, including each of our named executive officers. Each agreement provides that the executive’s employment with Limelight is “at-will” and may be terminated at any time by either party, either with or without cause, upon written notice to the other party. Depending upon the circumstances of the executive’s termination, the executive may be entitled to certain severance benefits or change of control benefits. Please see “Potential Payments upon Termination or Change of Control” below for further information on severance or change of control benefits.
Mr. Lento
On January 22, 2013, we entered into an employment agreement with Mr. Lento to become our President and Chief Executive Officer. On February 23, 2016, we entered into the first amendment to this agreement with Mr. Lento. Pursuant to the terms of Mr. Lento’s employment agreement, as amended, Mr. Lento’s annual salary for 2017 was $480,000. Mr. Lento’s salary is subject to annual review. Mr. Lento is eligible to receive an annual cash incentive bonus payable based on achievement of performance goals established by our Compensation Committee. For calendar year 2017, Mr. Lento’s annual target incentive bonus was $408,000. The earned annual cash incentive bonus payable to Mr. Lento depended upon the extent to which our applicable performance goals were achieved. Mr. Lento’s actual paid bonus for 2017 was $856,800. Mr. Lento did not earn any payment for the 2017 component of the 2016-2017 Retention Program. In fiscal 2017, we also issued Mr. Lento 246,720 restricted stock units and an option to purchase 482,630 shares of our common stock, each pursuant to our Equity Incentive Plan. Mr. Lento’s employment agreement further provides that we will reimburse Mr. Lento for certain expenses for reasonable travel, entertainment, and other business expenses, including professional association fees, incurred by him in furtherance of the performance of his employment duties.
Mr. Malhotra
On March 24, 2014, we entered into an employment agreement with Mr. Malhotra, our then Senior Vice President, Strategy, Facilities, Investor Relations & Procurement. On June 18, 2015, we entered into the first amendment to this agreement with Mr. Malhotra, following which Mr. Malhotra became our Chief Strategy Officer. On February 23, 2016, we entered into the second amendment to this agreement with Mr. Malhotra. Pursuant to the terms of Mr. Malhotra’s employment agreement, as amended, Mr. Malhotra’s annual salary for 2017 was $340,000. Mr. Malhotra was eligible to receive an annual cash incentive bonus payable based on achievement of performance goals established by our Compensation Committee. For 2017, Mr. Malhotra’s annual target incentive bonus was $230,000. The earned annual cash incentive bonus payable to Mr. Malhotra depended upon the extent to which our applicable performance goals were achieved. Mr. Malhotra’s actual paid bonus for 2017 was $483,000. Mr. Malhotra did not earn any payment for the 2017 component of the 2016-2017 Retention Program. In fiscal 2017, Limelight also issued Mr. Malhotra 109,170 restricted stock units and a stock option to purchase 213,560 shares of our common stock, each pursuant to our Equity Incentive Plan. Mr. Malhotra’s employment agreement further provides that we will reimburse Mr. Malhotra for certain expenses for reasonable travel, entertainment, and other business expenses, including professional association fees, incurred by him in furtherance of the performance of his employment duties.
Mr. Vonderhaar
On January 22, 2013, we entered into an employment agreement with Mr. Vonderhaar to become our Senior Vice President and Chief Sales Officer. On June 18, 2015, we entered into the first amendment to this agreement with Mr. Vonderhaar. On February 23, 2016, we entered into the second amendment to this agreement with Mr. Vonderhaar. Pursuant to the terms of Mr. Vonderhaar’s employment agreement, as amended, Mr. Vonderhaar’s annual salary for 2017 was $280,000. Mr. Vonderhaar’s salary is subject to annual review. Mr. Vonderhaar is eligible to receive an annual cash incentive bonus payable based on achievement of performance goals established by our Compensation Committee. For calendar year 2017, Mr. Vonderhaar’s annual target incentive bonus was $207,200. The earned annual cash incentive bonus payable to Mr. Vonderhaar depended upon the extent to which our applicable performance goals were achieved. Mr. Vonderhaar’s actual paid bonus for 2017 was $435,120. Mr. Vonderhaar did not earn any payment for the 2017 component of the 2016-2017 Retention Program. In fiscal 2017, we issued Mr. Vonderhaar 70,960 restricted stock units and a stock option to purchase 138,810 shares of our common stock, each pursuant to our Equity Incentive Plan. Mr. Vonderhaar's employment agreement further provides that we will reimburse Mr. Vonderhaar for certain expenses for reasonable travel, entertainment, and other business expenses, including professional association fees, incurred by him in furtherance of the performance of his employment duties.
Mr. DiSanto
On March 10, 2015, we entered into an employment agreement with Michael DiSanto, our Senior Vice President, Chief Administrative and Legal Officer & Secretary. On June 18, 2015, we entered into the first amendment to this agreement with Mr. DiSanto. On February 23, 2016, we entered into the second amendment to this agreement with Mr. DiSanto. Pursuant to the terms of Mr. DiSanto's employment agreement, as amended, Mr. DiSanto's annual salary for 2017 was $310,000. Mr. DiSanto was eligible to receive an annual cash incentive bonus payable based on achievement of performance goals established by our Compensation Committee. For 2017, Mr. DiSanto's annual target incentive bonus was $158,100. The earned annual cash incentive bonus payable to Mr. DiSanto depended upon the extent to which our applicable performance goals were achieved. Mr. DiSanto's actual paid bonus for 2017 was $332,010. Mr. DiSanto did not earn any payment for the 2017 component of the 2016-2017 Retention Program. In fiscal 2017, we issued Mr. DiSanto a total of 87,340 restricted stock units and a stock option to purchase 170,850 shares of our common stock, each pursuant to our Equity Incentive Plan. Mr. DiSanto’s employment agreement further provides that we will reimburse Mr. DiSanto for certain expenses for reasonable travel, entertainment, and other business expenses, including professional association fees, incurred by him in furtherance of the performance of his employment duties.
Mr. Silverman
On August 20, 2013, we entered into an employment agreement with Kurt Silverman, our Senior Vice President, Development & Delivery. On February 23, 2016, we entered into the first amendment to this agreement with Mr. Silverman. Pursuant to the terms of Mr. Silverman’s employment agreement, as amended, Mr. Silverman’s annual salary for 2017 was $295,000. Mr. Silverman was eligible to receive an annual cash incentive bonus payable based on achievement of performance goals established by our Compensation Committee. For 2017, Mr. Silverman’s annual target incentive bonus was $147,500. The earned annual cash incentive bonus payable to Mr. Silverman depended upon the extent to which our applicable performance goals were achieved. Mr. Silverman’s actual paid bonus for 2017 was $309,750. Mr. Silverman did not earn any payment for the 2017 component of the 2016-2017 Retention Program. In fiscal 2017, we issued Mr. Silverman 73,690 restricted stock units and a stock option to purchase 144,150 shares of our common stock, each pursuant to our Equity Incentive Plan. Mr. Silverman’s employment agreement further provides that we will reimburse Mr. Silverman for certain expenses for reasonable travel, entertainment, and other business expenses, including professional association fees, incurred by him in furtherance of the performance of his employment duties.
Severance Benefits. We believe that providing severance benefits for our named executive officers is necessary to attract and retain executive talent, and is accordingly consistent with our compensation philosophy and objectives. Severance benefits for the named executive officers is also appropriate as we believe that it is likely that an executive who is relieved of his or her position without cause may require an extended period of time to obtain other similar employment.
During fiscal 2017, the employment agreements between us and each of our named executive officer generally provide that if the executive is terminated without cause, or if the executive resigns for good reason, and the termination is not in connection with a change of control, then the executive will be entitled to the following severance benefits: (i) continued payment of executive’s base salary for twelve months, (ii) actual, earned cash bonus for the year in which termination occurs prorated to the date of termination (or 1 year of target bonus), and (iii) reimbursement for premiums paid for continued health benefits for the executive and eligible dependents under our health plans until the earlier of twelve months after termination or until executive and eligible dependents are covered under another health insurance program. Payment of severance benefits is conditioned on the executive making certain covenants with us as described below under “Material Conditions to or Obligations of Severance” in the “Potential Payments upon Termination or Change of Control” section below.
If a named executive officer voluntarily resigns his employment (without good reason), or his employment is terminated for cause, then the named executive officer is entitled generally only to compensation earned through the date of termination. More particularly, the named executive officer would be entitled to his base salary through the date of termination, and unpaid but earned and accrued annual bonus for a fiscal year completed prior to the termination of employment. All further vesting of outstanding equity awards would also cease as of the date of termination.
In the event a named executive officer’s employment is terminated due to death or disability, then twenty-five (25%) percent of the executive’s then outstanding and unvested equity awards will vest.
Change of Control Benefits. We believe that providing certain benefits for the named executive officers in connection with a change of control is necessary to attract and retain executive talent. Further, we believe that change of control arrangements are an important part of overall compensation for the named executive officers because they will assist us in maximizing stockholder value by allowing executives to participate in an objective review of any proposed transaction and whether such proposal is in the best interest of the stockholders, notwithstanding any concern the executive might have regarding his or her continued employment prior to or following a change in control or other personal financial interest.
During fiscal 2017, the employment agreements between Limelight and each named executive officer generally provide that, in the event of a change of control, fifty percent (50%) of each executive’s then outstanding and unvested equity awards will vest, with such accelerated vesting to be applied in reverse order such that the equity awards with the latest vesting date first become non-forfeitable; provided, that there remain at least six months of the vesting term after the application of the reverse order vesting.
If the executive is terminated without cause or resigns for good reason, in each case in connection with a change of control, then the executive is entitled to the following benefits: (i) continued payment of executive’s then current base salary for 24 months, (ii) 200% of the executive’s target cash bonus for the year in which termination occurred, (iii) immediate accelerated vesting of all outstanding, unvested equity awards, and (iv) reimbursement for premiums paid for continued health benefits for the executive and eligible dependents under our health plans until the earlier of 12 months after termination or until executive is covered under another health insurance program. Furthermore, to the extent such benefits constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then executive’s severance benefits payable will be either (a) delivered in full, or (b) delivered as to such lesser extent which would result in no portion of such severance benefits being subject to the excise tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax, results in the receipt by executive on an after‑tax basis, of the greatest amount of severance benefits.
The terms “cause,” "good reason," and “change of control” are used substantially consistently among the employment agreements with the named executive officers. Generally, the term “cause” or “for cause” means termination of employment as a result of:

•
Acts or omissions constituting gross negligence, recklessness or willful misconduct on the part of an executive with respect to his or her obligations under the employment agreement or otherwise relating to our business;

•
Repeated or habitual neglect of executive’s duties or responsibilities that continues after notice of such neglect, or failure or refusal to carry-out the legitimate assignments given by the Chief Executive Officer or the Board;

•
Any act of personal dishonesty in connection with his or her responsibilities as a Limelight employee with the intention or reasonable expectation that such action may result in substantial personal enrichment;

•	Conviction of, or plea of nolo contendre to, a felony that the Board reasonably believes has had or will have a material detrimental effect on our reputation or business;

•	A breach of any fiduciary duty owed to us by executive that has a material detrimental effect on our reputation or business;

•
Executive being found liable in any Securities and Exchange Commission or other civil or criminal securities law action or entering any cease and desist order with respect to such action (regardless of whether or not executive admits or denies liability);

•
(A) obstructing or impeding; (B) endeavoring to obstruct, impede or improperly influence; or (C) failing to materially cooperate with, any investigation authorized by the Board or any governmental or self-regulatory entity (an “Investigation”). However, executive’s failure to waive attorney-client privilege relating to communications with executive’s own attorney in connection with an Investigation will not constitute “cause”; or

•
Disqualification or bar by any governmental or self-regulatory authority from serving in the capacity contemplated by his or her employment agreement or executive’s loss of any governmental or self-regulatory license that is reasonably necessary for executive to perform his or her responsibilities to us under the employment agreement, if (A) the disqualification, bar or loss continues for more than 30 days, and (B) during that period, we use good faith efforts to cause the disqualification or bar to be lifted or the license replaced.

Generally, the term “good reason” means executive officer’s voluntary resignation of employment because of the existence of any of the following reasons and which reason(s) continue following the expiration of any cure period (as discussed below), without the executive’s written consent:

•
A material reduction without his consent of the executive's title, authority, duties, or responsibilities from those in effect immediately prior to the reduction, or an adverse change in the executive's reporting responsibilities; provided however, a sale, separation or spin-off of a portion of our business operations, provided Limelight remains a going concern and provided executive’s duties, position and responsibilities with respect to the remaining business operations are not materially reduced will also not be considered a basis for Good Reason resignation;

•
A material reduction in executive’s cash compensation (either base salary, or base salary and annual incentive target combined) as in effect immediately prior to such reduction. Notwithstanding the foregoing, a one-time reduction that also is applied to our other similarly situated executive officers and which one-time reduction reduces the cash compensation by a percentage reduction of 10% or less in the aggregate will not be deemed material and will not constitute “Good Reason”;

•	A failure by us to require any successor entity to Limelight specifically to assume all of our obligations to the executive under this Agreement;

•
A material change in the geographic location from which Executive must perform services (that is, a requirement that executive re-locate his permanent residence from his then-current location or travel for business more than 10 calendar days each month); or

•
A material breach by us (or our successor) of any material contractual obligation owed executive pursuant to the employment agreement (including, without limitation, the failure of us to obtain the assumption of the employment agreement by a successor) that is not cured following notice and a reasonable cure period.

The executive cannot resign for Good Reason without first providing us with written notice within thirty (30) days of the event that the executive believes constitutes “Good Reason” specifically identifying the acts or omissions constituting the grounds for Good Reason and a reasonable cure period of not less than thirty (30) days.
Generally, the term “change of control” means the occurrence of any of the following events:

•
The consummation by us of a merger or consolidation with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the total voting power represented by our voting securities or such surviving entity outstanding immediately after such merger or consolidation;

•
The approval by our stockholders, or if stockholder approval is not required, approval by the Board, of a plan of our complete liquidation or an agreement for the sale or disposition by Limelight of all or substantially all of our assets; or

•
Any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act), other than Goldman Sachs & Co and its related funds and entities, becoming the “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of our securities representing 50% or more of the total voting power represented by our then outstanding voting securities.

The term “in connection with a change of control” generally means a termination of executive’s employment within three months prior to the execution of an agreement that results in a change of control or twelve months following a change of control.
Payment of change of control benefits is conditioned on the executive making certain covenants with us as described below under “Material Conditions to or Obligations of Severance.”
The tables below show the potential payments and benefits each of the named executive officers would have been entitled to receive in the event of a change of control or if each such officer’s employment had been terminated under the following circumstances as of December 31, 2017. Due to a number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.
Potential Payments Upon a Change of Control With no Termination of Employment

Name(1)	Severance Salary ($)	Severance Bonus ($)	Acceleration of Unvested Equity Awards ($)(1)	Health and Welfare Benefits ($)	Total ($)
Robert A. Lento	$—	$—	$2,741,692	$—	$2,741,692
Sajid Malhotra	—	—	1,307,631	—	1,307,631
George Vonderhaar	—	—	672,191	—	672,191
Michael DiSanto	—	—	1,028,683	—	1,028,683
Kurt Silverman	—	—	716,430	—	716,430

(1)
Valuation of acceleration of vesting of unvested equity awards is equal to fifty percent (50%) of the unvested restricted stock units and fifty percent (50%) of the unvested nonstatutory stock options with an exercise price less than the $4.41 per share closing price of Limelight Networks common stock on December 31, 2017, held by Messrs. Lento, Malhotra, Vonderhaar, DiSanto, and Silverman.

Potential Payments Upon Termination Without Cause or Resignation for Good Reason, each in Connection with a Change of Control

Name	Severance Salary ($)	Severance Bonus ($)	Acceleration of Unvested Equity Awards ($)(1)	Health and Welfare Benefits ($)(2)	Total ($)
Robert A. Lento	$960,000	$816,000	$5,483,385	$10,452	$7,269,837
Sajid Malhotra	680,000	460,000	2,615,263	15,448	3,770,711
George Vonderhaar	560,000	414,400	1,344,382	14,974	2,333,756
Michael DiSanto	620,000	316,200	2,057,366	18,387	3,011,953
Kurt Silverman	590,000	295,000	1,432,860	18,387	2,336,247

(1)
Valuation of acceleration of vesting of unvested equity awards is equal to one hundred percent (100%) of the unvested restricted stock units and one hundred percent (100%) of the unvested stock options with an exercise price less than the $4.41 per share closing price of Limelight Networks common stock on December 31, 2017, held by Messrs. Lento, Malhotra, Vonderhaar, DiSanto, and Silverman.

(2)
Health and welfare benefits are calculated using the monthly COBRA cost of medical, dental and vision insurance elected by the named executive during fiscal 2017, multiplied by the number of months that coverage would be provided pursuant to the named executive officer’s employment agreement.

Potential Payments Upon Termination Without Cause or Resignation for Good Reason, each Not in Connection with a Change of Control

Name	Severance Salary ($)	Severance Bonus ($)(1)	Acceleration of Unvested Equity Awards ($)	Health and Welfare Benefits ($)(2)	Total ($)
Robert A. Lento	$480,000	$408,000	$—	$10,452	$898,452
Sajid Malhotra	340,000	230,000	—	15,448	585,448
George Vonderhaar	280,000	207,200	—	14,974	502,174
Michael DiSanto	310,000	158,100	—	18,387	486,487
Kurt Silverman	295,000	147,500	—	18,387	460,887

(1)	This assumes actual earned cash incentive for fiscal 2017 at target level.

(2)
Health and welfare benefits are calculated using the monthly COBRA cost of medical, dental and vision insurance elected by the named executive during fiscal 2017, multiplied by the number of months that coverage would be provided pursuant to the named executive officer’s employment agreement.

Potential Payments Upon Death or Disability, each Not in Connection with a Change of Control

Name(1)	Severance Salary ($)	Severance Bonus ($)	Acceleration of Unvested Equity Awards ($)(1)	Health and Welfare Benefits ($)	Total ($)
Robert A. Lento	$—	$—	$1,370,846	$—	$1,370,846
Sajid Malhotra	—	—	653,816	—	653,816
George Vonderhaar	—	—	336,096	—	336,096
Michael DiSanto	—	—	514,342	—	514,342
Kurt Silverman	—	—	358,215		358,215

(1)
Valuation of acceleration of vesting of unvested equity awards is equal to twenty-five percent (25%) of the unvested restricted stock units and twenty-five percent (25%) of the unvested stock options with an exercise price less than the $4.41 per share closing price of Limelight Networks common stock on December 31, 2017, held by Messrs. Lento, Malhotra, Vonderhaar, DiSanto, and Silverman.

Material Conditions to or Obligations of Severance. The receipt of severance or change of control benefits is conditioned upon the named executive officer delivering and not revoking a separation agreement and general release of claims substantially in a form prescribed by us. Further, the executive must agree that for a two-year period following his or her termination that executive will not (i) solicit any Limelight employee (sometimes excepting the executive’s personal administrative assistant) for employment other than with Limelight, and (ii) engage in competition with or have an ownership interest in a business that competes with us.
Retirement Benefits under the 401(k) Plan, ESPP, Executive Perquisites, and Generally Available Benefit Programs
In fiscal 2017, named executive officers were eligible to participate in the health and welfare programs that are generally available to other Limelight employees, including medical, dental, vision, group life, short-term and long-term disability and supplemental insurance.
We also maintain a tax-qualified 401(k) plan, and an ESPP, which are broadly available to our general U.S. based employee population. Under the 401(k) plan, all of our employees are eligible to participate. We provide a matching contribution as follows: a dollar-for-dollar (100%) match on an eligible employee’s deferral that does not exceed three percent (3%) of compensation for the year and a fifty percent (50%) match on the next two percent (2%) of the employee’s deferrals. We do not provide defined benefit pension plans or defined contribution retirement plans to our executive officers or other employees other than (i) the 401(k) plan or (ii) as required in certain countries other than the United States for legal or competitive reasons. Under the ESPP, eligible participants, including our named executive officers, may purchase shares of our common stock at 85% of the lower price on either the first day of a six-month offering period, or the last day of that offering period. There are two offering periods each year, and participants may purchase up to $25,000 in our common stock under the ESPP each calendar year.

The 401(k) plan, ESPP, and other generally available benefit programs allow us to remain competitive, and we believe that the availability of such benefit programs enhances employee loyalty and productivity. The benefit programs are primarily intended to provide all eligible employees with competitive and quality healthcare, financial protection for retirement, and enhanced health and productivity. These benefit programs typically do not factor into decisions regarding executive compensation packages. The

Board or Compensation Committee, at its discretion, can also authorize certain executive perquisites. Other than the housing allowance for Mr. Lento, none were authorized for fiscal 2017.
Accounting, Tax, and Other Considerations
In the Compensation Committee's review and establishment of compensation programs and payments for fiscal 2017, the Compensation Committee considered, but did not place great emphasis on, the anticipated accounting and tax treatment of our compensation programs and payments by us to our executive officers. While we may consider accounting and tax treatment in the future, these factors alone are not dispositive. Among other factors that receive greater consideration are the net costs to us and our ability to effectively administer executive compensation in the short- and long-term interests of stockholders under a proposed compensation arrangement.
For tax years beginning before January 1, 2018, Internal Revenue Code Section 162(m) limits the amount that we may deduct for compensation paid to our Chief Executive Officer and to each of our three most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of “performance-based” compensation. Under certain regulations, compensation arising from options and restricted stock units that meet certain requirements will not be subject to the $1,000,000 cap on deductibility, and in the past we have granted equity awards that we believe met those requirements.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was passed, which among other things amended Internal Revenue Code Section 162(m) to eliminate the “performance-based” exemption. For tax years beginning on or after January 1, 2018, Internal Revenue Code Section 162(m) limits the amount that we may deduct for compensation paid to our Chief Executive Officer and to each of our three most highly compensated officers to $1,000,000 per person.
Section 409A of the Internal Revenue Code
Internal Revenue Code Section 409A ("Section 409A") imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Although we do not maintain a traditional nonqualified deferred compensation plan, Section 409A does apply to certain severance arrangements and equity awards. Consequently, to assist in avoiding additional tax under Section 409A, we amended our employment agreements with our named executive officers in December 2008, including the severance arrangements described in this Annual Report on Form 10-K/A, to conform to the requirements of Section 409A. Further Limelight intends to structure its equity awards in a manner to either avoid the application of Section 409A or, to the extent doing so is not possible, comply with the applicable Section 409A requirements.
Accounting for Stock-Based Compensation
We account for stock-based awards in accordance with the requirements of Financial Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation.
Stock Ownership Guidelines
At this time, the Board has not adopted stock ownership guidelines with respect to the named executive officers or otherwise. However, at December 31, 2017, each of Messrs. Lento, Malhotra, DiSanto, Vonderhaar, and Silverman owned shares of Limelight stock (not counting in-the-money vested stock options) that equaled approximately 11.36, 12.28, 5.12, 8.68, and 8.03 times their then current salary, respectively.
Hedging and Derivatives Trading Policies
We have an insider trading policy that prohibits, among other things, short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to our common stock. In addition, from time to time, named executive officers enter into Rule 10b5-1 trading plans; however, none were in place during fiscal 2017. Some of our senior executive officers, including Messrs. Lento, Vonderhaar, and Silverman entered into Rule 10b5-1 trading plans that will go into effect in 2018.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee has at any time been an officer or employee of Limelight. No executive officer of Limelight serves, or in the past year has served, as a member of the Board or Compensation Committee of any entity that has an executive officer serving as a member of our Board or Compensation Committee.

EXECUTIVE COMPENSATION AND OTHER MATTERS
Executive Compensation Tables
The following table sets forth information regarding the compensation to each of the individuals who served as our principal executive officer, principal financial officer, and our three most highly compensated executive officers (other than the principal executive officer or principal financial officer) during the fiscal year ended December 31, 2017. We refer to these executive officers as our named executive officers. The following table also sets forth such information for our named executive officers for fiscal years ended December 31, 2016 and December 31, 2015.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(i)	(j)
Robert A. Lento	2017	480,000		—	1,344,624	1,358,037	856,800	47,523	4,086,984
Chief Executive Officer and Director	2016	237,500	(4)	—	1,837,589	1,478,685	176,415	19,421	3,749,610
	2015	475,000		—	897,657	800,857	266,000	18,446	2,457,960

Sajid Malhotra	2017	340,000		—	594,977	600,921	483,000	21,578	2,040,476
Senior Vice President and	2016	158,854	(4)	—	937,509	706,050	101,554	15,894	1,919,861
Chief Financial Officer	2015	250,000		—	336,675	276,909	140,000	19,352	1,022,936

George Vonderhaar	2017	280,000		—	386,732	390,587	435,120	20,251	1,512,690
Senior Vice President, Chief Sales Officer	2016	275,000		—	391,600	312,417	92,850	20,495	1,092,362
	2015	275,000		—	304,852	240,257	140,000	19,383	979,492

Michael DiSanto	2017	310,000		—	476,003	480,742	332,010	12,628	1,611,383
Senior Vice President, Chief Administrative	2016	150,000	(4)	—	676,027	469,949	69,637	11,801	1,377,414
and Legal Officer and Secretary	2015	225,000	(5)	—	1,056,854	849,737	78,750	11,277	2,221,618

Kurt Silverman	2017	295,000		—	401,611	405,613	309,750	22,425	1,434,399
Senior Vice President,	2016	290,000		—	392,794	346,836	60,584	22,619	1,112,833
Development and Delivery	2015	290,000		—	304,852	240,257	91,350	21,003	947,462

(1)
These amounts represent the grant date fair value for each of the Stock Awards (restricted stock units) and Option Awards (stock options) granted to our named executive officers in fiscal 2017 and in prior years, computed in accordance with ASC Topic 718, except that, in accordance with applicable SEC rules and guidance, we have disregarded estimates of forfeitures related to service-based vesting conditions. The amounts included in the Stock Awards column for any performance-based restricted stock units are calculated based on the probable satisfaction of the performance conditions for such awards at the time of grant. A discussion of the assumptions used in the calculation of these amounts for awards granted in 2017, 2016, and 2015 are included in Note 15 “Share-Based Compensation” in the “Notes to Consolidated Financial Statements” included within our Original Filing. These amounts do not represent the actual amounts paid to or realized by the named executive officers during the fiscal years presented.

(2)
For fiscal 2016, each of the named executive officers elected to take the Retention Program portion of their respective bonus in the form of fully-vested stock. Also, Messrs. Lento, Malhotra, and DiSanto each elected to take 50% of their 2016 salary in fully-vested stock instead of cash. The grant date fair market value of these awards are included in this column.

(3)
Represents, among other things, amounts paid for health and life insurance for the employee and the employee’s family members for each of the named executive officers, company matches on 401(k) accounts, attorneys’ fees associated with the negotiation of the employment contracts for Mr. DiSanto. Amounts also include $28,800 in a housing allowance for Mr. Lento for housing maintained away from his home office.

(4)
Messrs. Lento, Malhotra, and DiSanto each elected to take 50% of their 2016 salary in fully-vested stock instead of cash. Also, Mr. Malhotra's annual base salary was increased effective April 15, 2016 from $300,000 to $325,000.

(5)	Mr. DiSanto commenced employment with us in April 2015 and his salary was prorated accordingly.
CEO Pay Ratio
For purposes of calculating the 2017 ratio of the annual total compensation of our median employee (excluding our Chief Executive Officer) to the total annual compensation of our Chief Executive Officer, we included in our calculation of compensation base salary, commissions, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2017), perquisites, company contributions to defined contribution plans, and insurance premiums paid by the Company for all individuals who were employed by us on December 31, 2017, the last day of our fiscal year (whether employed on a full-time, part-time, seasonal, or temporary basis). Mr. Lento had a fiscal 2017 total compensation of $4,086,984, as reflected in the Summary Compensation Table included in this Annual Report on Form 10-K/A. The median annual compensation for our median employee (excluding our Chief Executive Officer), was $125,220 for 2017. As a result, Mr. Lento's 2017 annual compensation was approximately 33 times that of the annual compensation for our median employee. For purposes of this calculation, the Company had 532 employees worldwide, excluding the Chief Executive Officer.
Grants of Plan-Based Awards in 2017
The following table provides information regarding grants of plan based awards to each of our named executive officers during the fiscal year ended December 31, 2017.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)(1)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)		(k)	(l)
Robert A. Lento	02/23/17	0	408,000	856,800	—	—	—	—		—		—	—
	04/28/17	—	—	—	0	408,000	856,800	—		—		—	—
	11/06/17	—	—	—	—	—	—	246,720	(4)	—		—	1,344,624
	11/06/17	—	—	—	—	—	—	—		482,630	(5)	5.45	1,358,037
Sajid Malhotra	02/23/17	0	230,000	483,000	—	—	—	—		—		—	—
	04/28/17	—	—	—	0	230,000	483,000	—		—		—	—
	11/06/17	—	—	—	—	—	—	109,170	(4)	—		—	594,977
	11/06/17	—	—	—	—	—	—	—		213,560	(5)	5.45	600,921
George Vonderhaar	02/23/17	0	207,200	435,120	—	—	—	—		—		—	—
	04/28/17	—	—	—	0	207,200	435,120	—		—		—	—
	11/06/17	—	—	—	—	—	—	70,960	(4)	—		—	386,732
	11/06/17	—	—	—	—	—	—	—		138,810	(5)	5.45	390,587
Michael DiSanto	02/23/17	0	158,100	332,010	—	—	—	—		—		—	—
	04/28/17	—	—	—	0	158,100	332,010	—		—		—	—
	11/06/17	—	—	—	—	—	—	87,340	(4)	—		—	476,003
	11/06/17	—	—	—	—	—	—	—		170,850	(5)	5.45	480,742
Kurt Silverman	02/23/17	0	147,500	309,750	—	—	—	—		—		—	—
	04/28/17	—	—	—	0	147,500	309,750	—		—		—	—
	11/06/17	—	—	—	—	—	—	73,690	(4)	—		—	401,611
	11/06/17	—	—	—	—	—	—	—		144,150	(5)	5.45	405,613

(1)	Amounts represent participation in the 2017 Management Bonus Plan. See the Summary Compensation Table for actual non-equity incentive amounts earned.

(2)
Amounts represent participation in the 2016-2017 Retention Program. Pursuant to the terms of the Retention Program, each participant could earn double the amount paid under the 2017 Management Bonus Plan. Payment of the Retention Bonus, if any, would have been made in Company stock. No payments were made under this program for 2017.

(3)
These amounts represent the aggregate grant date fair value for Option Awards and Stock Awards, each computed in accordance with ASC Topic 718, as the case may be excluding the effect of estimated forfeitures. A discussion of the assumptions used in the calculation of these amounts are included in Note 15 “Share-Based Compensation” in the “Notes to Consolidated Financial Statements” included within our Original Filing. These amounts do not represent the actual amounts paid to or realized by the named executive officers during the fiscal year.

(4)
One-third (1/3rd) of the restricted stock units will vest on December 1, 2018, and one-twelfth (1/12th) of the restricted stock units will vest on March 1, 2019, and an additional one-twelfth (1/12th) will vest on the first day of each June, September, December, and March thereafter for seven (7) consecutive quarters, provided the recipient continues to be a Service Provider through each such vesting date.

(5)
One-third (1/3rd) of the shares subject to the stock option will vest on December 1, 2018, and one-thirty-sixth (1/36th) of the stock options will vest on the 1st day of January, 2019 and will vest on the 1st day of each month thereafter until all of the stock options have vested, provided the recipient continues to be a Service Provider through each such vesting date.

Outstanding Equity Awards at 2017 Fiscal Year-End
The following table presents certain information concerning the outstanding option and restricted stock unit awards held as of December 31, 2017 by each named executive officer. Unless otherwise indicated, the outstanding equity awards listed in the table below were subject to the accelerated vesting provisions in each of the named executive officer's employment agreements described in the "Employment Agreements, Severance and Change of Control Benefits" section. The Market Values below are based on the reported closing market price of our common stock on the NASDAQ Global Market as of December 31, 2017 ($4.41 per share).

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#): Exercisable	Number of Securities Underlying Unexercised Options(#): Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)		(g)		(h)
Robert A. Lento	250,000	0	1.78	11/13/22	(1)	—		—
	2,000,000	0	2.26	2/22/23	(2)	—		—
	359,000	0	2.69	11/13/24	(3)	—		—
	474,285	240,001	2.15	11/5/25	(4)	136,018	(5)	599,839
	366,376	750,624	2.39	11/16/26	(6)	393,843	(7)	1,736,848
	0	482,630	5.45	11/6/27	(17)	246,720	(16)	1,088,035
Sajid Malhotra	—	—	—	—		12,500	(8)	55,125
	187,499	12,501	2.04	5/9/24	(2)	—		—
	102,000	0	2.69	11/13/24	(3)	—		—
	134,380	68,001	2.15	11/5/25	(4)	38,230	(5)	168,594
	38,469	19,468	1.66	12/1/25	(4)	10,037	(5)	44,263
	99,200	100,800	1.75	4/29/26	(9)	49,980	(10)	220,412
	128,576	263,424	2.39	11/16/26	(6)	137,945	(7)	608,337
	0	213,560	5.45	11/6/27	(17)	109,170	(16)	481,440
George Vonderhaar	250,000	0	2.26	2/22/23	(11)	—		—
	200,000	0	2.34	2/18/24	(12)	—		—
	125,000	0	2.69	11/13/24	(3)	—		—
	142,285	72,001	2.15	11/5/25	(4)	41,047	(5)	181,017
	77,408	158,592	2.39	11/16/26	(6)	83,300	(7)	367,353
	0	138,810	5.45	11/6/27	(17)	70,960	(16)	312,934
Michael DiSanto	—	—	—	—		56,250	(13)	248,063
	199,999	100,001	3.95	5/5/25	(14)	—		—
	142,285	72,001	2.15	11/5/25	(4)	41,047	(5)	181,017
	88,560	181,440	2.39	11/16/26	(6)	95,296	(7)	420,255
	27,880	57,120	2.39	11/16/26	(6)	29,988	(7)	132,247
	0	170,850	5.45	11/6/27	(17)	87,340	(16)	385,169
Kurt Silverman	200,000	0	2.05	9/3/23	(15)	—		—
	75,000	0	2.34	2/18/24	(12)	—		—
	50,000	0	2.34	2/18/24	(12)	—		—
	125,000	0	2.69	11/13/24	(3)	—		—
	142,285	72,001	2.15	11/5/25	(4)	41,047	(5)	181,017
	85,936	176,064	2.39	11/16/26	(6)	92,630	(7)	408,498
	0	144,150	5.45	11/6/27	(17)	73,690	(16)	324,973

(1)	Fully vested on the six month anniversary of the effective date of Mr. Lento’s initial employment agreement.

(2)
One-quarter (1/4th) of the shares subject to the stock option vested on the one year anniversary of the effective date of the employment agreement (the “Vesting Commencement Date”), and one-forty-eighth (1/48th) of the stock options vest on the same day of each month as the Vesting Commencement Date (and if there is no corresponding day, on the last day of the month) thereafter until the stock option has fully vested (four years), provided the recipient continues to be a Service Provider through each such vesting date.

(3)	Fully vested stock option grant.

(4)
One-third (1/3rd) of the shares subject to the stock options vested on December 1, 2016, and one-thirty-sixth (1/36th) of the shares subject to the stock option vested on the 1st day of January, 2017, and will vest on the first day of each month thereafter until the stock option has fully vested (three years), provided the recipient continues to be a Service Provider through each such vesting date.

(5)
One-third (1/3rd) of the restricted stock units vested on December 1, 2016, one-twelfth (1/12th) of the restricted stock units vested on March 1, 2017, and an additional one-twelfth (1/12th) will vest on the first day of each June, September, December, and March thereafter for seven (7) consecutive quarters, provided the recipient continues to be a Service Provider through each such vesting date.

(6)
One-third (1/3rd) of the shares subject to the stock option vested on December 1, 2017, and one-thirty-sixth (1/36th) of the stock options vested on the 1st day of January, 2018 and will vest on the first day of each month thereafter until all of the stock options have vested (three years), provided the recipient continues to be a Service Provider through each such vesting date.

(7)
One-third (1/3rd) of the restricted stock units vested on December 1, 2017, one-twelfth (1/12th) of the restricted stock units will vest on March 1, 2018, and an additional one-twelfth (1/12th) will vest on the first day of each June, September, December, and March thereafter for seven (7) consecutive quarters, provided the recipient continues to be a Service Provider through each such vesting date.

(8)
One-quarter (1/4th) of the restricted stock units vested on the one-year anniversary of the effective date of the employment agreement, and one-sixteenth (1/16th) of the restricted stock units vest on the first day of each March, June, September, and December thereafter for twelve (12) consecutive quarters, provided the recipient continues to be a Service Provider through each such vesting date.

(9)
One-third (1/3rd) of the shares subject to the stock option vested on June 1, 2017, and one-thirty-sixth (1/36th) of the stock options vested on the 1st day of July, 2017 and will vest on the first day of each month thereafter until all of the stock options have vested (three years), provided the recipient continues to be a Service Provider through each such vesting date.

(10)
One-third (1/3rd) of the restricted stock units vested on June 1, 2017, one-twelfth (1/12th) of the restricted stock units vested on September 1, 2017, and an additional one-twelfth (1/12th) will vest on the first day of each December, March, June, and September thereafter until all of the restricted stock units have vested, provided the recipient continues to be a Service Provider through each such vesting date.

(11)
One-quarter (1/4th) of the shares subject to the stock option vested on December 3, 2013, and one-forty-eighth (1/48th) of the stock options vested on January 3, 2014 and will vest on the 3rd day of each month thereafter until the stock option has fully vested (four years), provided the recipient continues to be a Service Provider through each such vesting date.

(12)
One-third (1/3rd) of the shares subject to the stock option vested on March 1, 2015, one-thirty-sixth (1/36th) of the shares subject to the stock option vested on June 1, 2015, and will vest on the 1st day of each month thereafter until the stock option has fully vested (three years), provided the recipient continues to be a Service Provider through each such vesting date.

(13)
One-sixteenth (1/16th) of the restricted stock units vested on June 1, 2016, and an additional one-sixteenth (1/16th) vest on the first day of each September, December, March, and June thereafter, provided the recipient continues to be a Service Provider through each such vesting date.

(14)
One-quarter (1/4th) of the shares subject to the stock option vested on April 1, 2016, and one-forty-eighth (1/48th) of the stock options vested on May 1, 2016, and will vest on the first day of each month thereafter until the stock option has fully vested (four years), provided the recipient continues to be a Service Provider through each such vesting date.

(15)
One-quarter (1/4th) of the shares subject to the stock option vested on September 3, 2014, and one-forty-eighth (1/48th) of the stock options vested on October 3, 2014, and will vest on the 3rd day of each month thereafter until the stock option has fully vested (four years), provided the recipient continues to be a Service Provider through each such vesting date.

(16)
One-third (1/3rd) of the restricted stock units will vest on December 1, 2018, one-twelfth (1/12th) of the restricted stock units will vest on March 1, 2019, and an additional one-twelfth (1/12th) will vest on the first day of each June, September, December, and March thereafter for seven (7) consecutive quarters, provided the recipient continues to be a Service Provider through each such vesting date.

(17)
One-third (1/3rd) of the shares subject to the stock option will vest on December 1, 2018, one-thirty-sixth (1/36th) of the shares subject to the stock option will vest on January 1, 2019, and will vest on the first day of each month thereafter until the stock option has fully vested (three years), provided the recipient continues to be a Service Provider through each such vesting date.

Option Exercises and Stock Vested in Last Fiscal Year
The following table presents certain information concerning the exercise of options and vesting of stock awards by each of our named executive officers during the fiscal year ended December 31, 2017, including the value of gains on exercise and the value of the stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)
(a)	(b)	(c)	(d)	(e)
Robert A. Lento	—	$—	493,606	$1,924,490
Sajid Malhotra	—	—	286,843	1,049,487
George Vonderhaar	—	—	172,489	593,223
Michael DiSanto	—	—	174,745	665,613
Kurt Silverman	—	—	181,599	692,102

(1)
The aggregate dollar amount realized upon the vesting of a stock award represents the aggregate fair value of the shares of our common stock underlying the stock award on the vesting date multiplied by the shares vested on the vesting date.

Pension Benefits
None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation
None of our named executive officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.
401(k) Plan
We have established a tax-qualified employee savings and retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our 401(k) plan, employees could elect to reduce their current compensation by up to 15% or the statutory limit, of $18,000 in fiscal 2017, whichever was less, and have us contribute the amount of this reduction to the 401(k) plan. In addition, since January 1, 2007, we match employee deferrals as follows: a dollar-for-dollar (100%) match on an eligible employee’s deferral that does not exceed 3% of compensation for the year and a fifty percent (50%) match on the next 2% of the employee’s deferrals. We intend for the 401(k) plan to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan.
Director Compensation
The independent members of our Board are eligible to receive both cash and equity compensation for their service as board members as more fully described herein. Members of management who are on the Board are not eligible for additional compensation for service as board members.
Pursuant to the Compensation Committee charter, the Compensation Committee periodically reviews and may recommend to the Board, changes to the compensation for members of our Board. In December 2010, March 2012, and October 2014, the Compensation Committee engaged Compensia, an independent compensation consultant, to conduct a review of our director compensation program. Based on these reviews, our director compensation program included the following components during fiscal 2017:

•
We will grant an equity award to a new outside director when he or she first joins the Board (the “Initial Award”). Initial Awards for outside directors will be based on a fixed value of $175,000 and paid in restricted stock units.

•
Cash compensation for each outside director consisting of: (i) an annual cash retainer of $30,000 paid quarterly in arrears for services as an outside director; (ii) an annual cash retainer of $30,000 will be paid quarterly in arrears for service by an outside director as non-executive Chairman of the Board; (iii) an annual cash retainer of $15,000 paid quarterly in arrears for service by an outside director as Audit Committee Chairman; (iv) an annual cash retainer of $5,000 paid quarterly in arrears for service by an outside director as a member (other than Chairman) of the Audit Committee; (v) an annual cash retainer of $10,000 paid quarterly in arrears for service by an outside director as Compensation Committee Chairman; and (vi) an annual cash retainer of $2,000 paid quarterly in arrears for service by an outside director as a member (other than Chairman) of the Compensation Committee. No annual retainer will be paid for service by a director as a member of the Nominating and Governance Committee.

•
Equity compensation for each outside director, consisting of two components: (i) an annual equity retainer of $12,000, generally paid in restricted stock units (the “Annual Equity Retainer”) and (ii) an annual equity award (the “Annual Award”). These equity awards are established by the Compensation Committee for each fiscal year before or during the first quarter of the fiscal year in accordance with the following principles:

(i)	the Annual Award will be based upon a fixed value (the “Fixed Value”) rather than a fixed number of stock options, restricted stock units or other equity award units;
(ii)
the Fixed Value shall correlate to the 25th percentile, the 50th percentile or the 75th percentile of the value of annual equity awards granted to outside directors in our Peer Group (or such other amount in between as determined by the Compensation Committee);

(iii)
the Compensation Committee will determine an appropriate Peer Group taking into consideration such factors as it deems relevant, including without limitation, total revenue, revenue growth, industry, income and number of employees;

(iv)
the Compensation Committee may rely upon the advice of an independent compensation consultant to the extent it deems such reliance necessary or appropriate to determine a relevant Peer Group and to identify the value of annual equity awards to directors at the 25th, 50th, and 75th percentiles of our selected Peer Group;

(v)
in selecting the applicable Peer Group percentile to which the Fixed Value will correlate, the Compensation Committee will consider our financial performance during the previous fiscal year, the Peer Group percentile to which the value of equity awards granted to executive management most closely correlates with the intent that the Peer Group percentile for the directors’ Annual Award will align with the Peer Group percentile to which equity awards granted to executive management most closely correlate, and such other factors as the Compensation Committee may deem relevant;

(vi)
the Fixed Value of an Annual Award may be satisfied with an award of non-statutory stock options or with an award of restricted stock units (as those terms are defined in the Equity Incentive Plan), or a combination of both as may be determined in the judgment of the Compensation Committee at the time of setting the Fixed Value for the year, provided however, if any director has a legal impediment to receipt of restricted stock units and notifies us of such impediment prior to the award and acceptance of such restricted stock units then all of the Fixed Value of the Annual Award, and the Equity Annual Retainer, will be satisfied with an award of non-statutory stock options;

(vii)	the vesting of the Annual Award and the Equity Annual Retainer shall be as set forth in the Plan; and
(viii)
the value of a stock option will be determined using the Black-Scholes valuation method and the value of restricted stock units will be determined using our 30 day average stock price for the 30 days preceding the valuation date.

The Compensation Committee may rely upon the advice and guidance of its independent compensation consultant in determining appropriate values. Unless otherwise determined by the Compensation Committee, the valuation date will be the date of our annual meeting of its stockholders immediately following which the Annual Award and the Annual Equity Retainer are to be granted.

During fiscal 2017, Mr. Amaral received a cash retainer for serving as Audit Committee Chairman, and Messrs. Fisher and Peterschmidt each received a cash retainer for serving as members of the Audit Committee. Mr. Peterschmidt received a cash retainer for serving as Compensation Committee Chairman, and Messrs. Fisher, Amaral, and Genereux each received a cash retainer for serving as members of the Compensation Committee. The Fixed Value for the 2017 annual awards was set at the 50th percentile of the value of annual equity awards granted to outside directors in our Peer Group. Mr. Midle, a Vice President of the Merchant Banking division of Goldman Sachs & Co., has assigned the beneficial interest in his grants to Goldman Sachs & Co.
In addition, the grant date value of all awards provided under the Equity Incentive Plan (as determined in accordance with ASC 718), plus cash compensation paid by us to any non-employee director in any calendar year, shall not exceed $500,000.
The following table presents the compensation received by our non-employee directors during fiscal year 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
(a)	(b)	(c)	(e)
Walter D. Amaral	$77,000	$119,547	$196,547
Jeffrey T. Fisher	37,000	119,547	156,547
Joseph H. Gleberman	22,500	0	22,500
Mark Midle	30,000	119,547	149,547
David C. Peterschmidt	47,000	119,547	166,547
Scott Genereux	23,500	175,000	198,500
Doug Bewsher	22,500	175,000	197,500

(1)
These amounts represent the grant date fair value for each of the Stock Awards (restricted stock units) and Option Awards (stock options) granted to the non-management directors, as compensation for service on the Board, computed in accordance with ASC Topic 718, except that, in accordance with applicable SEC rules and guidance, we have disregarded estimates of forfeitures related to service-based vesting conditions. A discussion of the assumptions used in the calculation of these amounts for awards granted in 2017 are included in Note 15 “Share-Based Compensation” in the “Notes to Consolidated Financial Statements” included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal years presented.

(2)
As of December 31, 2017, Messrs. Amaral, Fisher, Midle (held on behalf of Goldman Sachs), and Peterschmidt each held 39,585 restricted stock units and Messrs. Genereux and Bewsher each held 71,138 restricted stock units, respectively. Messrs. Amaral, Fisher, Midle (held on behalf of Goldman Sachs), and Peterschmidt each held options to purchase 213,348, 245,848, 366,866, and 213,348 shares of our common stock, respectively.

The following table sets forth the options to purchase shares of our common stock and restricted stock units issued in 2017 to our non-employee directors that held office during 2017:

Name	Grant Date	Number of Securities Underlying Options (#)	Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
Walter D. Amaral	06/08/17	—	39,585	$—	$119,547
Jeffrey T. Fisher	06/08/17	—	39,585	—	119,547
Mark Midle	06/08/17	—	39,585	—	119,547
David C. Peterschmidt	06/08/17	—	39,585	—	119,547
Scott Genereux	02/22/17	—	71,138	—	175,000
Doug Bewsher	02/22/17	—	71,138	—	175,000

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following tables set forth information about the beneficial ownership of our common stock on February 14, 2018, by:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to state community property laws, we believe, based on the information furnished to us, that the persons named in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that could be issued upon the exercise of outstanding options held by that person that are currently exercisable or exercisable within 60 days of February 14, 2018 and common stock issuable upon the vesting of restricted stock units within 60 days of February 14, 2018, ignoring the withholding of shares of common stock to cover applicable taxes, are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of any other person. Percentage of ownership is based on 110,826,546 shares of our common stock outstanding on February 14, 2018. Beneficial ownership representing less than 1% is denoted with an asterisk (*).
Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Limelight Networks, Inc., 222 South Mill Avenue, 8th Floor, Tempe, Arizona 85281.

	Shares Beneficially Owned
Beneficial Owner	Number	Percent
5% Stockholders
GS Capital Partners entities(1)	15,958,618	14.4%
BlackRock, Inc.(2)	6,934,194	6.3%

Executive Officers and Directors
Robert A. Lento(3)	4,974,832	4.5%
Sajid Malhotra(4)	1,795,121	1.6%
Michael DiSanto(5)	942,384	*
George Vonderhaar(6)	1,416,976	1.3%
Kurt Silverman(7)	1,290,414	1.2%
Walter D. Amaral(8)	367,940	*
Jeffrey T. Fisher(9)	480,159	*
Mark Midle(10)	15,958,618	14.4%
David C. Peterschmidt(11)	351,634	*
Doug Bewsher(12)	23,731	*
Scott Genereux(13)	23,731	*
All directors and executive officers as a group (11 persons)(14)	27,625,540	24.9%

(1)
This information is based on a Schedule 13G/A filed with the SEC on February 14, 2018, on behalf of The Goldman Sachs Group, Inc. and the GS Capital Partners. Funds affiliated with or managed by Goldman, Sachs & Co. are GS Capital Partners V Fund, L.P. (8,041,883 shares of common stock), GS Capital Partners V Offshore Fund, L.P. (4,154,102 shares of common stock), GS Capital Partners V Institutional, L.P. (2,757,678 shares of common stock) and GS Capital Partners V GmbH & Co. KG (318,830 shares of common stock) (the “Goldman Sachs Funds”). Also includes 366,866 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2017, as well as 182,416 shares acquired after vesting of restricted stock units that director Mark Midle has assigned to Goldman, Sachs & Co. The GS Capital Partners Entities reports its address, and that of each of the GS Capital Partners entities, as c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282, Attn: Jeremy Kahn, Attorney-in-fact.

(2)	This information is based on a Schedule 13G/A filed with the SEC on January 25, 2018, on behalf of BlackRock, Inc. BlackRock, Inc. reports its address as 55 East 52nd Street, New York, New York 10055.

(3)
Includes 1,236,833 shares of common stock held by Robert A. Lento. Also includes 3,654,765 shares issuable upon exercise of options that are exercisable within 60 days of February 14, 2018 and 83,234 shares issuable upon vesting of restricted stock units within 60 days of February 14, 2018.

(4)
Includes 946,898 shares of common stock held by Sajid Malhotra. Also includes 798,084 shares issuable upon exercise of options that are exercisable within 60 days of February 14, 2018 and 50,139 shares issuable upon vesting of restricted stock units within 60 days of February 14, 2018.

(5)
Includes 359,605 shares of common stock held by Michael DiSanto. Also includes 547,484 shares issuable upon exercise of options that are exercisable within 60 days of February 14, 2018 and 35,295 shares issuable upon vesting of restricted stock units within 60 days of February 14, 2018.

(6)
Includes 551,178 shares of common stock held by George Vonderhaar. Also includes 845,125 shares issuable upon exercise of options that are exercisable within 60 days of February 14, 2018 and 20,673 shares issuable upon vesting of restricted stock units within 60 days of February 14, 2018.

(7)
Includes 537,010 shares of common stock held by Kurt Silverman. Also includes 731,565 shares issuable upon exercise of options that are exercisable within 60 days of February 14, 2018 and 21,839 shares issuable upon vesting of restricted stock units within 60 days of February 14, 2018.

(8)	Includes 154,592 shares of common stock held by Walter D. Amaral and 213,348 shares issuable upon exercise of options that are exercisable within 60 days of February 14, 2018.

(9)	Includes 234,311 shares of common stock held by Jeffrey T. Fisher and 245,848 shares issuable upon exercise of options that are exercisable within 60 days of February 14, 2018.

(10)
See footnote (1) above. Mark Midle is a Vice President of Goldman, Sachs & Co.'s Merchant Banking Division. Mr. Midle holds voting and dispositive power for the shares held by GS Capital Partners V Fund, L.P., GS Capital Partners V Offshore Fund, L.P., GS Capital Partners V Institutional, L.P. and GS Capital Partners V GmbH & Co. KG. Mr. Midle disclaims beneficial ownership of the shares held by GS Capital Partners V Fund, L.P., GS Capital Partners V Offshore Fund, L.P., GS Capital Partners V Institutional, L.P. and GS Capital Partners V GmbH & Co. KG except to the extent of his pecuniary interest therein.

(11)	Includes 138,286 shares of common stock held by David C. Peterschmidt and 213,348 shares issuable upon exercise of options that are exercisable within 60 days of February 14, 2018.

(12)	Includes 23,731 shares issuable upon vesting of restricted stock units within 60 days of February 14, 2018.

(13)	Includes 23,731 shares issuable upon vesting of restricted stock units within 60 days of February 14, 2018.

(14)
Includes an aggregate of 7,249,567 shares issuable upon exercise of options that are exercisable within 60 days of February 14, 2018 and an aggregate of 258,642 shares issuable upon vesting of restricted stock units within 60 days of February 14, 2018.

Equity Compensation Plan Information
We currently maintain three equity-based compensation plans that have been approved by our stockholders - the Amended and Restated 2007 Equity Incentive Plan, which was approved by our stockholders in May 2007, and again in June 2016, and the Amended and Restated 2003 Incentive Compensation Plan, which was approved by our stockholders in October 2006, and the Employee Stock Purchase Plan, which was approved by our stockholders in June 2013. The following table sets forth, for each of our equity-based compensation plans, the number of shares of our common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($/share)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (#)(3)
Equity compensation plans approved by security holders	16,963,107	$2.99	6,932,268
Equity compensation plans not approved by security holders	0	0	0
Total	16,963,107	$2.99	6,932,268

(1)
Includes outstanding stock options for 16,963,107 shares of our common stock under the Amended and Restated 2007 Equity Incentive Plan. There are no outstanding stock options under the Amended and Restated 2003 Incentive Compensation Plan.

(2)
The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price. There are no warrants or other rights outstanding.

(3)
Includes 6,302,195 shares available for issuance under the Amended and Restated 2007 Equity Incentive Plan. The Amended and Restated 2007 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 4,500,000 shares; or (iii) such other amount as our Board of Directors may determine. On January 1, 2018, the number of shares reserved for issuance under the Amended and Restated 2007 Equity Incentive Plan increased by 4,432,945 shares, representing 4% of the outstanding shares of our common stock on December 31, 2017. The data presented in this table was calculated as of December 31, 2017 and does not reflect the January 1, 2018 increase. We do not intend to grant any additional awards under our Amended and Restated 2003 Incentive Compensation Plan.

This also includes 630,073 shares reserved for issuance under the Employee Stock Purchase Program.
Item 13.     Certain Relationships, Related Transactions, and Director Independence
Certain Relationships and Related Transactions
In addition to the director and executive compensation arrangements discussed above, the following is a description of transactions since January 1, 2017, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.
Indemnification of Officers and Directors. Our amended and restated certificate of incorporation and bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and officers. Please see “Limitation on Liability and Indemnification Matters” for further information on indemnification of officers and directors.
Policies and Procedures for Related Party Transactions. Our Board has adopted a written related party transactions policy, which is administered by the Audit Committee. This policy applies to any transaction or series of transactions in which we are a participant, the amount involved exceeds or is expected to exceed $5,000 in any calendar year and any related person has a direct or indirect interest. For purposes of the policy, “related persons” consist of executive officers or directors, any stockholder beneficially owning more than 5% of our common stock, or immediate family members of any such persons. As provided by our Audit Committee charter and the related party transactions policy, our Audit Committee must review and approve in advance any related party transaction. All of our directors, officers, and employees are required to report to our Audit Committee any such related party transaction prior to its completion. A memorandum detailing our related party transactions is provided to the Audit Committee on a quarterly basis as required. The Audit Committee reviews and approves the related party memorandum with such approval being documented in the minutes of the Audit Committee meeting in which the related party memorandum is presented. Prior to the creation of our Audit Committee, our full Board reviewed related party transactions. For 2017, other than the items described above, there were no related party transactions.
Board Independence
The Board has determined that each of its current directors, except Robert A. Lento, has no material relationship with Limelight and is independent within the meaning of the NASDAQ Stock Market, Inc. director independence standards, as currently in effect.

Item 14.     Principal Accounting Fees and Services
Principal Accountant Fees and Services
The following table presents the fees paid or accrued by Limelight for the audit and other services provided by EY for the years ended December 31, 2017 and 2016:

	2017	2016
Audit Fees (1)(3)	$838,900	$736,522
Audit-Related Fees	0	0
Tax Fees	86,824	79,935
All Other Fees(2)	2,735	1,995

Total Fees	$928,459	$818,452

(1)
Includes fees associated with the audit of our annual financial statements and internal control over financial reporting included in our Annual Report on Form 10-K and the reviews of financial statements included in our quarterly reports on Form 10-Q. This category also includes consultations on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements, services rendered to review our SEC filings, including consents and comment letters, and/or certain other one-time procedures.

(2)	All other fees include a fee for access to an accounting and reporting research tool in both 2016 and 2017.
(3)	This category includes $97,200 of the audit fees in 2017 related to SEC offering procedures.
Audit Committee Pre-Approval Policy
Prior to the initiation of any audit related or non-audit related service, the Audit Committee is presented with a proposal for such service and an estimate of the fees for pre-approval. In the event the scope of the work requires change from the initial proposal, the modified proposal is presented to the Audit Committee for pre-approval. The requests for pre-approvals are presented to the Audit Committee at the time of the committee’s regularly scheduled meetings, or on an as-needed basis. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit related and non-audit related services to be performed by Limelight’s independent registered public accounting firm and associated fees on an as-needed basis. Such pre-approvals are reported to the full Audit Committee at its next regularly scheduled meeting. Subsequent to our initial public offering, effective on June 7, 2007, the Audit Committee has pre-approved 100% of audit related and non-audit related services by Limelight’s independent registered public accounting firm.
The Audit Committee has determined the rendering of other professional services for tax compliance and tax advice by EY is compatible with maintaining their independence.

PART IV
Item 15.     Exhibits and Financial Statement Schedules.

(a)	We have filed the following documents as part of this report:

(1)	Financial Statements. See Item 8 — Financial Statements and Supplementary Data included in the Original Filing.*

(2)	Financial Schedules. The schedule listed below was filed as part of the Original Filing:

Schedule II — Valuation and Qualifying Accounts*
All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

__________
*    Previously filed with the Annual Report on Form 10-K filed with the SEC on February 8, 2018, which is being amended hereby.

INDEX TO EXHIBITS
___________

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(2)	Second Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

10.1(3)	Form of Indemnification Agreement for directors and officers.

10.2(3)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(3)	2007 Equity Incentive Plan and form of agreement thereunder.

10.3.01(4)	Amended and Restated 2007 Equity Incentive Plan of Limelight Networks.

10.4(5)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.5(6)	Master Executive Bonus and Management Bonus Plan.

10.6(7)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.7(8)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.8(9)	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.

10.9(10)	Interim CEO Employment Agreement between the Registrant and Robert A. Lento dated November 8, 2012.

10.10(11)	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.

10.10.01(12)	First Amendment to Employment agreement between the Registrant and Robert A. Lento dated as of February 23, 2016.

10.11(13)	Employment Agreement between the Registrant and George Vonderhaar dated January 22, 2013.

10.11.01(14)	Amendment to Employment Agreement between the Registrant and George Vonderhaar dated June 19, 2015.

10.11.02(15)	Second Amendment to Employment agreement between the Registrant and George Vonderhaar dated as of February 23, 2016.

10.12(16)	Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.13(17)	Employment Agreement between the Registrant and Peter J. Perrone dated July 23, 2013.

10.13.01(18)	Amendment to Employment Agreement between the Registrant and Peter J. Perrone dated June 19, 2015.

10.13.02(19)	Transition and employment agreement between the Registrant and Peter J. Perrone dated November 17, 2015.

10.14(20)	Employment Agreement between the Registrant and Sajid Malhotra dated March 24, 2014.

10.14.01(21)	Amendment to Employment Agreement between the Registrant and Sajid Malhotra dated June 18, 2015.

10.14.02(22)	Second Amendment to Employment agreement between the Registrant and Sajid Malhotra dated as of February 23, 2016.

10.15(23)	Employment Agreement between the Registrant and Michael DiSanto effective April 1, 2015.

10.15.01(24)	Second Amendment to Employment agreement between the Registrant and Michael D. DiSanto dated as of February 23, 2016.

10.16(25)	Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.

10.16.01(26)	Second Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 25, 2016.

10.16.02(27)	Amendment No. 3 to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 17, 2017.

10.17(28)	Employment Agreement between the Registrant and Kurt Silverman dated August 20, 2013.

10.17.01(29)	First Amendment to Employment agreement between the Registrant and Kurt Silverman dated as of February 23, 2016.

10.18(30)	Form of 2016-2017 Retention Bonus Plan Agreement.

10.19(31)	Patent Sublicense Agreement dated August 1, 2016.

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT.

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.
____________

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2011.

(2)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on February 19, 2013.

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

(6)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.

(7)	Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.

(8)	Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.

(9)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(10)	Incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(11)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2013.

(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(13)	Incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(14)	Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on June 19, 2015.

(15)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(16)	Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(17)	Incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(18)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on June 19, 2015.

(19)	Incorporated by reference to Exhibit 10.16.02 of the Registrant's Annual Report on Form 10-K filed on February 11, 2016.

(20)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2015.

(21)	Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on June 19, 2015.

(22)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(23)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015.

(24)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(25)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on November 3, 2015.

(26)	Incorporated by reference to Exhibit 10.19.01 of the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016.

(27)	Filed herewith

(28)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2017.

(29)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(30)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(31)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 1, 2016.

*	Previously filed with the Annual Report on Form 10-K filed with the SEC on February 8, 2018, which is being amended hereby.
**	Previously furnished with the Annual Report on Form 10-K filed with the SEC on February 8, 2018, which is being amended hereby.

†	Confidential treatment has been requested or granted for portions of this exhibit by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2018                     Limelight Networks, Inc.

    By: /s/ Sajid Malhotra
Sajid Malhotra, Chief Financial Officer
(Principal Financial Officer)