Form 10-Q
period 2018-03-31
Limelight Networks, Inc.
filed 2018-04-20
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of April 13, 2018: 110,661,239 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2018

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,863	$20,912
Marketable securities	23,832	28,404
Accounts receivable, net	32,433	32,381
Income taxes receivable	224	98
Prepaid expenses and other current assets	5,717	5,397
Total current assets	82,069	87,192
Property and equipment, net	27,371	28,991
Marketable securities, less current portion	40	40
Deferred income taxes	1,546	1,506
Goodwill	77,027	77,054
Other assets	2,174	1,665
Total assets	$190,227	$196,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,376	$4,439
Deferred revenue	950	1,187
Income taxes payable	72	452
Provision for litigation	18,000	18,000
Other current liabilities	11,495	18,507
Total current liabilities	40,893	42,585
Deferred income taxes	159	144
Deferred revenue, less current portion	16	16
Provision for litigation, less current portion	4,500	9,000
Other long-term liabilities	411	558
Total liabilities	45,979	52,303
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 110,657 and 110,824 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	111	111
Additional paid-in capital	500,305	502,312
Accumulated other comprehensive loss	(7,861)	(8,328)
Accumulated deficit	(348,307)	(349,950)
Total stockholders’ equity	144,248	144,145
Total liabilities and stockholders’ equity	$190,227	$196,448
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$52,114	$44,735
Cost of revenue:
Cost of services	21,054	19,007
Depreciation — network	4,380	4,557
Total cost of revenue	25,434	23,564
Gross profit	26,680	21,171
Operating expenses:
General and administrative	9,522	8,514
Sales and marketing	10,280	9,267
Research and development	6,339	6,220
Depreciation and amortization	588	589
Total operating expenses	26,729	24,590
Operating loss	(49)	(3,419)
Other income (expense):
Interest expense	(59)	(14)
Interest income	130	117
Other, net	112	87
Total other income	183	190
Income (loss) before income taxes	134	(3,229)
Income tax (benefit) expense	(15)	108
Net income (loss)	149	(3,337)

Net income (loss) per share:
Basic	$—	$(0.03)
Diluted	$—	$(0.03)

Weighted average shares used in per share calculation:
Basic	110,761	107,363
Diluted	118,909	107,363

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$149	$(3,337)
Other comprehensive income, net of tax:
Unrealized (loss) gain on investments	(24)	30
Foreign exchange translation gain	491	941
Other comprehensive income	467	971
Comprehensive income (loss)	$616	$(2,366)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income (loss)	$149	$(3,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,968	5,146
Share-based compensation	3,367	3,075
Foreign currency remeasurement loss	110	289
Deferred income taxes	41	(50)
Gain on sale of property and equipment	(16)	(75)
Accounts receivable charges	218	249
Amortization of premium on marketable securities	33	83
Changes in operating assets and liabilities:
Accounts receivable	(270)	978
Prepaid expenses and other current assets	882	914
Income taxes receivable	(124)	29
Other assets	(495)	(3)
Accounts payable and other current liabilities	(2,286)	(1,160)
Deferred revenue	130	(302)
Income taxes payable	(397)	(4)
Payments for provision for litigation	(4,500)	(4,500)
Other long term liabilities	(151)	(197)
Net cash provided by operating activities	1,659	1,135
Investing activities
Purchases of marketable securities	—	(4,526)
Sale and maturities of marketable securities	4,515	7,250
Purchases of property and equipment	(1,990)	(5,745)
Proceeds from sale of property and equipment	16	58
Net cash provided by (used in) by investing activities	2,541	(2,963)
Financing activities
Payments of employee tax withholdings related to restricted stock vesting	(1,606)	(1,036)
Cash paid for purchase of common stock	(3,800)	—
Proceeds from employee stock plans	30	111
Net cash used in financing activities	(5,376)	(925)
Effect of exchange rate changes on cash and cash equivalents	127	171
Net decrease in cash and cash equivalents	(1,049)	(2,582)
Cash and cash equivalents, beginning of period	20,912	21,734
Cash and cash equivalents, end of period	$19,863	$19,152
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$59	$4
Cash paid during the period for income taxes, net of refunds	$451	$124
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim periods presented and of a normal recurring nature. This quarterly report on Form 10-Q should be read in conjunction with our audited financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2017. All information is presented in thousands, except per share amounts and where specifically noted.
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
Recent Accounting Standards
Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.
On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification Topic 605.
We recorded a net decrease to opening accumulated deficit of $1,496 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the costs to obtain a customer contract ($1,129), specifically commissions and upfront incentive payments, and from the recognition of revenue from customers with contracts that contain minimum commitments billed ratably over the contract term ($367).
The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments have been deferred on our consolidated balance sheets and amortized over the expected life of the customer contract. The impact to sales and marketing expense for the quarter ended March 31, 2018 was not material as a result of applying Topic 606. As of March 31, 2018, prepaid commissions were $1,141, with the short term portion of $639 included in prepaid expenses and other current assets, and the long term portion of $502 included in other assets.
For customers with contracts that contain minimum commitments billed ratably over the contract term, previously, we either accrued or deferred revenue based on actual usage. Under Topic 606, we are required to evaluate the impact of estimating variable consideration related to these types of contracts. We use the expected value method to estimate the total revenue of the contract, constrained by the probability that there would not be a significant revenue reversal in a future period, and recognize a pro-rata share of the total revenue of the contract each month. We continue to evaluate the expected value of revenue over the term of the contract and adjust revenue recognition as appropriate. The impact to revenues for the quarter ended March 31, 2018 was an increase of $18 as a result of applying Topic 606.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
We derive revenue primarily from the sale of services that comprise components of our Orchestrate Platform. Our customers generally execute contracts with terms of one year or longer, which are referred to as recurring revenue contracts or long-term contracts. These contracts generally allow the customer access to our network and commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment, or are entirely usage based. We define usage as customer data sent or received using our content delivery service, or content that is hosted or cached by us at the request or direction of our customers. For contracts that contain minimum monthly commitments, we recognize revenue equal to the greater of the minimum monthly committed amount or actual usage, if actual usage exceeds the monthly committed amount, using the right to invoice practical expedient allowable under Topic 606.
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method or the most likely amount method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These customers have entered into contracts with contract terms generally from one to four years. We have approximately $2,800 of remaining unsatisfied performance obligations. We recognized revenue of approximately $1,000 in the quarter ended March 31, 2018 related to these types of contracts with our customers.
We may charge the customer an installation fee when services are first activated. We do not charge installation fees for contract renewals. Installation fees are not distinct within the context of the overall contractual commitment with the customer to perform our content delivery service and are therefore recognized initially as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement.
We also derive revenue from services and events sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.
At the inception of a customer contract for service, we make an assessment as to that customer’s ability to pay for the services provided. If we subsequently determine that collection from the customer is not probable, we record an allowance for doubtful accounts and bad debt expense or deferred revenue for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until it is probable that revenue will not be reversed in a subsequent reporting period. Our standard payment terms vary by the type and location of our customer.
Arrangements with Multiple Performance Obligations
Certain of our revenue arrangements consist of multi-element arrangements. Revenue arrangements with multiple performance obligations are divided into separate units of accounting if each performance obligation has stand-alone value to the customer. Our multiple-element arrangements may include a combination of some or all of the following: content delivery services, video content management services, performance services for website and web application acceleration and security, professional services, cloud storage and sale of equipment. Each of these products has stand-alone value and is sold separately. The performance obligations within multiple-element arrangements are provided over the same contract period, and therefore, revenue is recognized over the same period.
Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees and prepayments made by customers for future period.

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
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at March 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$40	$—	$—	$40
Corporate notes and bonds	23,924	—	92	23,832
Total marketable securities	$23,964	$—	$92	$23,872
The amortized cost and estimated fair value of marketable securities at March 31, 2018, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$23,924	$—	$92	$23,832
Due after one year and through five years	40	—	—	40
	$23,964	$—	$92	$23,872
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	28,472	—	68	28,404
Total marketable securities	$28,512	$—	$68	$28,444
The amortized cost and estimated fair value of marketable securities at December 31, 2017, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$23,924	$—	$62	$23,862
Due after one year and through five years	4,588	—	6	4,582
	$28,512	$—	$68	$28,444
4. Accounts Receivable, net
Accounts receivable, net include:

	March 31,	December 31,
	2018	2017
Accounts receivable	$33,552	$33,519
Less: credit allowance	(240)	(240)
Less: allowance for doubtful accounts	(879)	(898)
Total accounts receivable, net	$32,433	$32,381
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	March 31,	December 31,
	2018	2017
Prepaid bandwidth and backbone	$1,566	$1,487
VAT receivable	1,567	1,454
Prepaid expenses and insurance	1,503	1,870
Vendor deposits and other	1,081	586
Total prepaid expenses and other current assets	$5,717	$5,397

6. Property and Equipment, net
Property and equipment, net include:

	March 31,	December 31,
	2018	2017
Network equipment	$107,772	$107,916
Computer equipment and software	9,727	9,801
Furniture and fixtures	2,437	2,432
Leasehold improvements	4,263	3,969
Other equipment	181	183
Total property and equipment	124,380	124,301
Less: accumulated depreciation	(97,009)	(95,310)
Total property and equipment, net	$27,371	$28,991
Depreciation expense related to property and equipment classified in operating expense was $588 and $589 for the three months ended March 31, 2018 and 2017, respectively.
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
No interim indicators of impairment were identified as of March 31, 2018. Foreign currency translation adjustments decreased the carrying amount of goodwill by $27 for the three months ended March 31, 2018.
8. Other Current Liabilities
Other current liabilities include:

	March 31,	December 31,
	2018	2017
Accrued compensation and benefits	$4,562	$12,181
Accrued cost of revenue	2,636	3,170
Deferred rent	238	434
Accrued legal fees	1,195	383
Other accrued expenses	2,864	2,339
Total other current liabilities	$11,495	$18,507
9. Line of Credit
In February 2018, we entered into a Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. Under the Fourth Amendment, we have increased the maximum principal commitment amount from $10,000 to $20,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. The Fourth Amendment extends the Credit Agreement one year. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2020.
As of March 31, 2018, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000. We had no outstanding borrowings at December 31, 2017, and we had availability under the Credit Agreement of approximately $10,000.
As of March 31, 2018, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate. We incurred an amendment fee of $50 upon entering into the Fourth Amendment. The amendment fee and other commitment fees are included in interest expense. During the three months ended March 31, 2018 and 2017, respectively, interest expense was $0 and $0, respectively, and fees expense and amortization was $59 and $14, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
Under the Fourth Amendment, we are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of March 31, 2018, we were in compliance with all covenants under the Credit Agreement.
10. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing multiple patents assigned to MIT and exclusively licensed by MIT to Akamai. In August 2016, we entered into a settlement and license agreement with Akamai with respect to U.S. Patent No. 6,108,703 (the ’703 patent) and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We recorded a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000. As of March 31, 2018, there remained $22,500 due to Akamai under the terms of the settlement and license agreement.
Other Akamai Litigation
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
In February 2016, Akamai filed a complaint against us in the District Court for the District of Massachusetts alleging infringement of three of its patents. In April 2016, Akamai amended its complaint by withdrawing one of the asserted patents. In April 2016, we filed our answer to the complaint, denying each of the allegations of infringement, and asserting two counterclaims alleging infringement of two of our patents. In December 2016, Akamai filed a second complaint against us in the District Court for the District of Massachusetts alleging infringement of three additional patents, and we later filed our answer to the complaint, denying each of the allegations of infringement. The two cases were ultimately consolidated into a single action by the court.
On April 9, 2018, we entered into a definitive Settlement and Patent License Agreement (the Agreement) where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the Agreement also require Akamai to pay to Limelight a total of $14,900 over five equal quarterly installments. The first quarterly payment of $2,980 is scheduled to occur on May 9, 2018.
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
11. Net Income (Loss) per Share
We calculate basic and diluted income (loss) per weighted average share. We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic income (loss) per share. Diluted income (loss) per share include the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans in the weighted-average number of shares of common stock outstanding.
The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$149	$(3,337)
Basic weighted average outstanding shares of common stock	110,761	107,363
Basic weighted average outstanding shares of common stock	110,761	107,363
Dilutive effect of stock options, restricted stock units, and equity incentive plans	8,148	—
Dilutive weighted average outstanding shares of common stock	118,909	107,363
Basic net income (loss) per share	$—	$(0.03)
Diluted net income (loss) per share:	$—	$(0.03)
For the three months ended March 31, 2017, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

Employee stock purchase plan	335
Stock options	282
Restricted stock units	1,878
2,495

12. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This share repurchase program replaced the $9,500 remaining from the previously announced $15,000 share repurchase program. During the three months ended March 31, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. During the three months ended March 31, 2017, we did not repurchase any shares under the repurchase programs. As of March 31, 2018, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan, and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of March 31, 2018 was approximately 10,605.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three months ended March 31, 2018, we did not issue any shares under the ESPP. As of March 31, 2018, shares reserved for issuance to employees under this plan totaled 630, and we held employee contributions of $886 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at March 31, 2018. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of March 31, 2018, the board of directors had not adopted any resolutions for the issuance of preferred stock.
13. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2017	$(8,259)	$(69)	$(8,328)
Other comprehensive income (loss) before reclassifications	491	(24)	467
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income (loss)	491	(24)	467
Balance, March 31, 2018	$(7,768)	$(93)	$(7,861)

14. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended March 31,
	2018	2017
Share-based compensation expense by type:
Stock options	$1,061	$950
Restricted stock units	2,166	2,028
ESPP	140	97
Total share-based compensation expense	$3,367	$3,075
Share-based compensation expense:
Cost of services	$357	$359
General and administrative expense	1,810	1,534
Sales and marketing expense	603	620
Research and development expense	597	562
Total share-based compensation expense	$3,367	$3,075
Unrecognized share-based compensation expense totaled approximately $23,234 at March 31, 2018, of which $7,625 related to stock options and $15,609 related to restricted stock units. We currently expect to recognize share-based compensation expense of $9,306 during the remainder of 2018, $8,976 in 2019 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at March 31, 2018.
15. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with
Goldman, Sachs & Co., one of the lead underwriters of our initial public offering (IPO), became holders of more than 10% of our common stock. On June 14, 2007, upon the closing of our IPO, all outstanding shares of our Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. Between November 2017 and March 2018, investment partnerships affiliated with Goldman Sachs & Co. LLC and Goldman Sachs Group, Inc. sold 30,272,493 shares that they had acquired upon the conversation of their Series B Preferred Stock at the time of the Company’s IPO in June 2007. As of March 31, 2018, Goldman, Sachs & Co. owned less than 1% of our outstanding common stock. We had no other material related party transactions during the three months ended March 31, 2018 and 2017.
16. Leases and Purchase Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of March 31, 2018, are as follows:

Remainder of 2018	$1,964
2019	1,386
2020	560
2021	359
2022	55
Thereafter	—
Total minimum payments	$4,324

Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes minimum commitments as of March 31, 2018:

Remainder of 2018	$25,503
2019	14,504
2020	1,567
2021	75
2022	2
Thereafter	—
Total minimum payments	$41,651
17. Concentrations
During the three months ended March 31, 2018 and 2017, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $30,554 for the three months ended March 31, 2018, compared to $27,374 for the three months ended March 31, 2017.
During the three months ended March 31, 2018, based on customer location, we had two countries, the United States, and the United Kingdom, that accounted for 10% or more of our total revenue. For the three months ended March 31, 2017, we had three countries, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenue based on customer location.
18. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax (benefit) expense for the three months ended March 31, 2018 and 2017, was $(15) and $108, respectively. Income tax (benefit) expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2014 through 2016 remain subject to examination by federal tax authorities. Tax years 2013 through 2016 generally remain subject to examination by state tax authorities. As of March 31, 2018, we are not under any federal or state examination for income taxes.
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
Also on December 22, 2017, The SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides for a measurement period of up to one year from the date of enactment. During the measurement period, companies need to reflect adjustments to any provisional amounts if it obtains, prepares or analyzes additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
At March 31, 2018 we have not yet completed our analysis of the Tax Act; however, in certain circumstances, as described below, we have made a reasonable estimate of the effects of the Tax Act.
Provisional Amounts
Our deferred tax balances for the year ending December 31, 2017 reflected an estimated $41 tax benefit related to the re-measurement of a deferred tax liability on a long-lived asset. The remaining impact from the re-measurement of our net U.S. deferred tax asset at the lower 21% rate was offset by the valuation allowance.

Our deferred tax balances for the year ending December 31, 2017 reflected the estimated impact from the one-time transition tax that we previously deferred from U.S. income taxes. The transition tax that we calculated resulted in an immaterial amount of additional federal taxable income. The additional taxable income from the transition tax was offset by net operating losses (NOLs) and did not result in cash taxes payable.
There were no changes to the provisional amounts recorded as of December 31, 2017. We will consider the revaluation of our deferred balances and the one-time transition tax amounts as provisional amounts until our 2017 federal income tax return has been finalized.
The tax provision incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time. The Tax Act contains several base broadening provisions that became effective on January 1, 2018 that we do not expect to have a material impact on future earnings due to our NOL and valuation allowance position. Also effective for 2018 is a new Global Intangible Low-Taxed Income inclusion (GILTI). There was no impact to income tax expense (benefit) related to the GILTI as a result of our NOL and valuation allowance position. We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position.
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended March 31,
	2018		2017
Americas	$32,578	62.5%	$28,196	63.0%
EMEA	11,793	22.6%	8,456	18.9%
Asia Pacific	7,743	14.9%	8,083	18.1%
Total revenue	$52,114	100.0%	$44,735	100.0%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended March 31,
Country / Region	2018	2017
United States / Americas	30,554	27,374
United Kingdom / EMEA	8,969	4,576
Japan / Asia Pacific	—	4,752
The following table sets forth long-lived assets by geographic area in which the assets are located:

	March 31,	December 31,
	2018	2017
Americas	$17,124	$17,119
International	10,247	11,872
Total long-lived assets	$27,371	$28,991
20. Fair Value Measurements
As of March 31, 2018, and December 31, 2017, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at March 31, 2018:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$1,673	$1,673	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	23,832	—	23,832	—
Total assets measured at fair value	$25,545	$1,673	$23,872	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
The following is a summary of fair value measurements at December 31, 2017:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$6,789	$6,789	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	28,404	—	28,404	—
Total assets measured at fair value	$35,233	$6,789	$28,444	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017, included in Part II of our annual report on Form 10-K, as amended filed with the SEC, on February 8, 2018.
Prior period information has been modified to conform to current year presentation. All information in this Item 2 is presented in thousands, except per share amounts, customer count and where specifically noted.
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance, computing platform (our global network) and provide a suite of integrated services including content delivery, video content management, website and web application acceleration, website and content security, and cloud storage services. The suite of services that we offer collectively comprise our Limelight Orchestrate Platform (the Orchestrate Platform). Our mission is to securely manage and globally deliver digital content, building customer satisfaction through exceptional reliability and performance.
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represented approximately 81% of our total revenue during the three months ended March 31, 2018. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
We operate in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own networks. Competition and technology advancements have resulted in declining average selling prices in the industry. We believe continued increases in content delivery traffic growth rates, driven by increased migration of applications and data to the cloud, continued growth rates of mobile device usage and increased consumption of rich media content and larger file sizes, are all important trends that will continue to outpace declining average selling prices in the industry.
During the three months ended March 31, 2018 and 2017, respectively, we had one customer Amazon, who accounted for 10% or more of our total revenue. Changes in revenue can be driven by a small subset of large customers who have low contractually committed obligations.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to optimize our data center footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 533 at December 31, 2017, to 544 as of March 31, 2018.
In August 2016, we entered into a settlement and license agreement with Akamai Technologies, Inc. (Akamai) with respect to the U.S. Patent No. 6,108,703 (the ‘703 patent) and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of March 31, 2018, there remained $22,500 due to Akamai under the terms of the settlement and license agreement.
Please see our discussion in Note 10 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for more information on this and other lawsuits.
Based on current conditions, we expect full-year 2018 revenue to be between $198,000 and $202,000. We expect more than a 150 basis point improvement in gross margin for the full year. We expect full-year GAAP earnings per share to be between $0.07 and $0.11, and we expect full-year non-GAAP earnings per share to be between $0.13 and $0.17, and full-year Adjusted EBITDA to be between $33,000 and $37,000. We expect capital expenditures to be between $20,000 and $22,000 for the full year.

The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017
Revenues	$52,114	100.0%	$44,735	100.0%
Cost of revenue	25,434	48.8%	23,564	52.7%
Gross profit	26,680	51.2%	21,171	47.3%
Operating expenses	26,729	51.3%	24,590	55.0%
Operating loss	(49)	(0.1)%	(3,419)	(7.6)%
Total other income	183	0.4%	190	0.4%
Income (loss) before income taxes	134	0.3%	(3,229)	(7.2)%
Income tax (benefit) expense	(15)	—%	108	0.2%
Net income (loss)	$149	0.3%	$(3,337)	(7.5)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net income (loss), adjusted to exclude share-based compensation, litigation expenses, and amortization of intangible assets. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net income (loss), adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude share-based compensation and litigation expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our April 19, 2018, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Income (Loss) to Non-GAAP Net Income
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
U.S. GAAP net income (loss)	$149	$(912)	$(3,337)
Share-based compensation	3,367	3,302	3,075
Litigation expenses	2,670	1,470	1,909
Non-GAAP net income	$6,186	$3,860	$1,647
Reconciliation of U.S. GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
U.S. GAAP net income (loss)	$149	$(912)	$(3,337)
Depreciation and amortization	4,968	5,131	5,146
Interest expense	59	38	14
Interest and other (income) expense	(242)	(332)	(204)
Income tax (benefit) expense	(15)	(22)	108
EBITDA	$4,919	$3,903	$1,727
Share-based compensation	3,367	3,302	3,075
Litigation expenses	2,670	1,470	1,909
Adjusted EBITDA	$10,956	$8,675	$6,711
Critical Accounting Policies and Estimates
Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the three months ended March 31, 2018, there have been no other significant changes in our critical accounting policies and estimates.

Results of Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three months ended March 31, 2018, compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
			$	%
	2018	2017	Change	Change
Revenue	$52,114	$44,735	$7,379	16.5%
Our revenue increased during the three months ended March 31, 2018, versus the comparable 2017 period primarily due to an increase in our content delivery revenue, which was driven by increases in volumes with certain of our larger customers. During the three months ended March 31, 2018, we experienced a small increase in average selling price versus the comparable 2017 period, due to customer and product mix.
Our active customers worldwide decreased to 703 as of March 31, 2018, compared to 813 as of March 31, 2017. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended March 31, 2018 and 2017, respectively, sales to our top 20 customers accounted for approximately 73% and 66%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three months ended March 31, 2018 and 2017, respectively, we had one customer, Amazon, who accounted for 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2018		2017
Americas	$32,578	62.5%	$28,196	63.0%
EMEA	11,793	22.6%	8,456	18.9%
Asia Pacific	7,743	14.9%	8,083	18.1%
Total revenue	$52,114	100.0%	$44,735	100.0%
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

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2018		2017
Bandwidth and co-location fees	$14,550	27.9%	$13,265	29.7%
Depreciation - network	4,380	8.4%	4,557	10.2%
Payroll and related employee costs	3,975	7.6%	4,033	9.0%
Share-based compensation	357	0.7%	359	0.8%
Other costs	2,172	4.2%	1,350	3.0%
Total cost of revenue	$25,434	48.8%	$23,564	52.7%
Our cost of revenue increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended March 31, 2018, versus the comparable 2017 period. The changes in cost of revenue were primarily a result of the following:

•
Bandwidth and co-location fees increased during the quarter as a result of increased transit costs resulting from increased traffic volumes on our network. In addition, we incurred a small increase in co-location costs. As a percentage of total revenue, our peering costs, co-location fees and other costs of revenue decreased due to improved server and operational efficiencies, resulting in additional revenue without corresponding proportional costs.

•	Payroll and related employee costs decreased due to lower variable compensation.

•	Other costs increased primarily due to an increase in international re-seller costs.
We anticipate an improvement in gross margin of more than 150 basis points for the full year 2018 compared to 2017 as a result of our co-location consolidation efforts, reduced peering costs, and product mix.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2018		2017
Payroll and related employee costs	$2,931	5.6%	$2,804	6.3%
Professional fees and outside services	788	1.5%	838	1.9%
Share-based compensation	1,810	3.5%	1,534	3.4%
Litigation expenses	2,670	5.1%	1,909	4.3%
Other costs	1,323	2.5%	1,429	3.2%
Total general and administrative	$9,522	18.3%	$8,514	19.0%
Our general and administrative expense increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended March 31, 2018, versus the comparable 2017 period. The increase in aggregate dollars was primarily driven by increased litigation expenses related to our intellectual property lawsuits, increased share-based compensation, and increased payroll and related employee costs, which was due to higher headcount and higher average salaries. These increases were off-set by a decrease in other costs, which was primary due to lower fees and licenses, facilities, and bad debt expenses.
Excluding litigation expenses, we expect our general and administrative expenses for 2018 to remain consistent with 2017.

Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2018		2017
Payroll and related employee costs	$7,318	14.0%	$6,230	13.9%
Share-based compensation	603	1.2%	620	1.4%
Marketing programs	589	1.1%	545	1.2%
Other costs	1,770	3.4%	1,872	4.2%
Total sales and marketing	$10,280	19.7%	$9,267	20.7%
Our sales and marketing expense increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended March 31, 2018, versus the comparable 2017 period. The increase in sales and marketing expense was primarily as a result of the following:

•	increased payroll and related employee costs, due to increased headcount and higher variable compensation; and

•	increased marketing spending related to public relations and advertising.
These increases were off-set by a decrease in other costs primarily due to lower consulting, recruiting, and other employee costs.
We expect our sales and marketing expenses for 2018 to increase compared to 2017 as we expand our sales force and marketing efforts.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2018		2017
Payroll and related employee costs	$4,660	8.9%	$4,671	10.4%
Share-based compensation	597	1.1%	562	1.3%
Other costs	1,082	2.1%	987	2.2%
Total research and development	$6,339	12.2%	$6,220	13.9%
Our research and development expense increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended March 31, 2018, versus the comparable 2017 period. The increase in aggregate dollars was primarily due to an increase in other costs, which was due to higher outside labor costs and increased travel expenses. These increases were partially off-set by a decrease in payroll and related employee costs due to lower variable compensation.
We expect our research and development expenses for 2018 to remain consistent with 2017.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $588, or 1.1% of revenue, for the three months ended March 31, 2018, versus $589, or 1.3% of revenue, for the comparable 2017 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $59 for the three months ended March 31, 2018, versus $14 for the comparable 2017 period. The increase was due to fees associated with the Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015.

Interest Income
Interest income was $130 for the three months ended March 31, 2018, versus $117 for the comparable 2017 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income
Other income was $112 for the three months ended March 31, 2018, versus other income of $87 for the comparable 2017 period. For the three months ended March 31, 2018 and 2017, respectively, other income consisted primarily of foreign currency transaction gains and losses and the gain on sale of fixed assets.
Income Tax (Benefit) Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax (benefit) expense for the three months ended March 31, 2018, was $(15) versus $108 for the comparable 2017 period. Income tax (benefit) expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of March 31, 2018, our cash, cash equivalents and marketable securities classified as current totaled $43,695. Included in this amount is approximately $4,013 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of March 31, 2018, there remained $22,500 due to Akamai under the terms of the settlement and license agreement.
On April 9, 2018, we entered into a definitive Settlement and Patent License Agreement (the Agreement) where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the Agreement also require Akamai to pay to Limelight a total of $14,900 over five equal quarterly installments. The first quarterly payment of $2,980 is scheduled to occur on May 9, 2018.
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
The major components of changes in cash flows for the three months ended March 31, 2018 and 2017, are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities was $1,659 for the three months ended March 31, 2018, versus net cash provided by operating activities of $1,135 for the comparable 2017 period, an increase of $524. Changes in operating assets and liabilities of $(7,211) during the three months ended March 31, 2018, versus $(4,245) in the comparable 2017 period were primarily due to:

•	accounts receivable increased $270 during the three months ended March 31, 2018 as a result of timing of collections as compared to a $978 decrease in the comparable 2017 period;

•
prepaid expenses and other current assets decreased $882 during the three months ended March 31, 2018, due to the amortization of prepaid bandwidth expenses and other prepaid expenses, compared to a $914 decrease in the comparable 2017 period;

•
accounts payable and other current liabilities decreased $2,286 during the three months ended March 31, 2018, versus a decrease of $1,160 for the comparable 2017 period due to timing of vendor payments and the payment of 2017 variable compensation accruals; and

Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2018 and 2019. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash provided by investing activities was $2,541 for the three months ended March 31, 2018, versus net cash used in investing activities of $2,963 for the comparable 2017 period. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the three months ended March 31, 2018, we made capital expenditures of $1,990 which represented approximately 4% of our total revenue. Our capital expenditures may increase in 2018 compared to 2017, as we continue to increase the capacity of our global network and re-fresh our systems. We currently expect capital expenditures in 2018 to be between $20,000 and $22,000 for the full year.
Financing Activities
Net cash used in financing activities was $5,376 for the three months ended March 31, 2018, versus net cash used in financing activities of $925 for the comparable 2017 period. Net cash used in financing activities in the three months ended March 31, 2018, primarily relates to the repurchase of our common stock of $3,800, payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,606 offset by cash received from the exercise of stock options and our employee stock purchase plan of $30.
Net cash used in financing activities in the three months ended March 31, 2017, primarily relates to payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,036, offset by cash received from the exercise of stock options and our employee stock purchase plan of $111.
Line of Credit
In February 2018, we entered into the Fourth Amendment to the Credit Agreement with SVB originally entered into in November 2015. Under the Fourth Amendment, we have increased the maximum principal commitment amount from $10,000 to $20,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. The Fourth Amendment extends the Credit Agreement one year. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2020.
As of March 31, 2018, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate.  As of March 31, 2018, and December 31, 2017, respectively, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000 and $10,000, respectively.
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
Under the Fourth Amendment, we are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of March 31, 2018, we were in compliance with all covenants under the Credit Agreement.
For a more detailed discussion regarding our Credit Agreement and Fourth Amendment, please refer to Note 9 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This share repurchase program replaced the $9,500 remaining from the previously announced $15,000 share repurchase program. During the three months ended March 31, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. During the three months ended March 31, 2017, we did not repurchase any shares under the repurchase programs. As of March 31, 2018, there remained $21,200 under this share repurchase program.
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
The following table presents our contractual obligations and commercial commitments, as of March 31, 2018, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$29,604	$21,038	$8,546	$20	$—
Rack space leases	12,047	10,805	1,242	—	—
Real estate leases	4,324	2,556	1,461	307	—
Total operating leases	45,975	34,399	11,249	327	—
Settlement agreement	22,500	18,000	4,500	—	—
Total commitments	$68,475	$52,399	$15,749	$327	$—
Off Balance Sheet Arrangements
As of March 31, 2018, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit under the Fourth Amendment is at the current prime rate minus 0.25%.  In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of March 31, 2018, there were no outstanding borrowings against the line of credit.

Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net income (loss) for the year ended December 31, 2017, and the three months ended March 31, 2018, would have been higher by approximately $1,946 and $534, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended March 31, 2018 and 2017, sales to our top 20 customers accounted for approximately 73% and 66%, respectively, of our total revenue. During the three months ended March 31, 2018 and 2017, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue. In 2018, we anticipate that our top 20 customer concentration levels will remain consistent with 2017. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 10 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
Since 2006, we have been profitable only one year, which was as a result of a reversal of a significant reserve for litigation. We incur significant expenses in developing our technology, and maintaining and expanding our network. We also incur significant share-based compensation expense and have incurred (and may in the future incur) significant costs associated with litigation.  Accordingly, we may not be able to achieve or maintain profitability for the foreseeable future.
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
We have been involved in multiple intellectual property lawsuits in the past (see discussion of such lawsuits in Note 10 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q). We are from time to time party to other lawsuits. The outcome of all litigation is inherently unpredictable. The expenses of defending these lawsuits, particularly fees paid to our lawyers and expert consultants, have been significant to date. If the cost of prosecuting or defending current or future lawsuits continues to be significant, it may continue to adversely affect our operating results during the pendency of such lawsuits. Lawsuits also require a diversion of management and technical personnel time and attention away from other activities to pursue the defense or prosecution of such matters. In addition, adverse rulings in such lawsuits either alone or cumulatively may have an adverse impact on our revenue, expenses, market share, reputation, liquidity and financial condition.
If we are required to seek funding, such funding may not be available on acceptable terms or at all.
We may need to obtain funding due to a number of factors, including a shortfall in revenue, increased expenses, increased investment in capital equipment, the acquisition of significant businesses or technologies, or adverse judgments or settlements in connection with future, unforeseen litigation. We believe that our cash, cash equivalents and marketable securities classified as current plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next 12 months. However, we may need or desire funding before such time. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely.
We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements. This could lead to the loss of customers and cause us to incur unexpected expenses to make network improvements.
Our services and solutions are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global network infrastructure has to perform well and be reliable for us to be successful. We will need to continue to invest in infrastructure and customer support to account for the continued growth in traffic (and the increased complexity of that traffic) delivered via content delivery networks such as ours. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead to the loss of current and potential customers, which would harm our operating results and financial condition. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the three months ended March 31, 2018, sales to our top 20 customers accounted for approximately 73% of our total revenue. During the three months ended March 31, 2018, we had one customer, Amazon, who represented 10% or more of our total revenue.
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
As of March 31, 2018, we had a goodwill balance of approximately $77,027, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as HTTP Live Streaming was limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery and other Orchestrate Platform services would decline by customers using these formats. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.
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
Because we may need to raise additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. For example, in November 2017 and March 2018, investment entities affiliated with Goldman, Sachs & Co. sold 15,000,000 and 15,372,493 shares of our commons stock, respectively, in two registered public offering. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3.    Defaults upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.02	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.01	Fourth Amendment to Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated February 27, 2018.					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE DOCUMENT					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X
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

LIMELIGHT NETWORKS, INC.

Date:	April 20, 2018	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)