Form 10-Q
period 2018-06-30
Limelight Networks, Inc.
filed 2018-07-20
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of July 13, 2018: 112,642,013 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2018

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,719	$20,912
Marketable securities	16,851	28,404
Accounts receivable, net	31,862	32,381
Income taxes receivable	153	98
Prepaid expenses and other current assets	18,147	5,397
Total current assets	95,732	87,192
Property and equipment, net	26,303	28,991
Marketable securities, less current portion	40	40
Deferred income taxes	1,550	1,506
Goodwill	76,648	77,054
Other assets	2,235	1,665
Total assets	$202,508	$196,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,179	$4,439
Deferred revenue	965	1,187
Income taxes payable	219	452
Provision for litigation	18,000	18,000
Other current liabilities	12,269	18,507
Total current liabilities	37,632	42,585
Deferred income taxes	124	144
Deferred revenue, less current portion	37	16
Provision for litigation, less current portion	—	9,000
Other long-term liabilities	389	558
Total liabilities	38,182	52,303
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 112,478 and 110,824 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	112	111
Additional paid-in capital	506,684	502,312
Accumulated other comprehensive loss	(9,324)	(8,328)
Accumulated deficit	(333,146)	(349,950)
Total stockholders’ equity	164,326	144,145
Total liabilities and stockholders’ equity	$202,508	$196,448
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$50,249	$45,370	$102,363	$90,105
Cost of revenue:
Cost of services	21,206	19,464	42,260	38,471
Depreciation — network	4,196	4,531	8,576	9,088
Total cost of revenue	25,402	23,995	50,836	47,559
Gross profit	24,847	21,375	51,527	42,546
Operating expenses:
General and administrative	7,517	6,804	17,038	15,319
Sales and marketing	10,022	8,997	20,302	18,265
Research and development	6,073	6,715	12,412	12,934
Depreciation and amortization	633	597	1,221	1,186
Total operating expenses	24,245	23,113	50,973	47,704
Operating income (loss)	602	(1,738)	554	(5,158)
Other income (expense):
Interest expense	(7)	(10)	(66)	(24)
Interest income	134	121	263	239
Settlement and patent license income	14,900	—	14,900	—
Other, net	(221)	153	(109)	241
Total other income	14,806	264	14,988	456
Income (loss) before income taxes	15,408	(1,474)	15,542	(4,702)
Income tax expense	249	151	234	260
Net income (loss)	15,159	(1,625)	15,308	(4,962)

Net income (loss) per share:
Basic	$0.14	$(0.01)	$0.14	$(0.05)
Diluted	$0.13	$(0.01)	$0.13	$(0.05)

Weighted average shares used in per share calculation:
Basic	111,356	108,422	111,059	107,893
Diluted	120,033	108,422	119,454	107,893

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$15,159	$(1,625)	$15,308	$(4,962)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	44	28	20	58
Foreign exchange translation (loss) gain	(1,507)	994	(1,016)	1,935
Other comprehensive (loss) income	(1,463)	1,022	(996)	1,993
Comprehensive income (loss)	$13,696	$(603)	$14,312	$(2,969)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income (loss)	$15,308	$(4,962)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,797	10,274
Share-based compensation	6,924	6,330
Settlement and patent license income	(14,900)	—
Foreign currency remeasurement (gain) loss	(161)	579
Deferred income taxes	(70)	(144)
Gain on sale of property and equipment	(113)	(92)
Accounts receivable charges	296	490
Amortization of premium on marketable securities	58	163
Changes in operating assets and liabilities:
Accounts receivable	223	(1,226)
Prepaid expenses and other current assets	227	867
Income taxes receivable	(63)	21
Other assets	(567)	8
Accounts payable and other current liabilities	(5,584)	2,701
Deferred revenue	167	(403)
Income taxes payable	(237)	134
Payments for provision for litigation	(6,020)	(9,000)
Other long term liabilities	(170)	(382)
Net cash provided by operating activities	5,115	5,358
Investing activities
Purchases of marketable securities	—	(7,519)
Sale and maturities of marketable securities	11,515	14,244
Purchases of property and equipment	(6,281)	(10,478)
Proceeds from sale of property and equipment	113	80
Net cash provided by (used in) by investing activities	5,347	(3,673)
Financing activities
Payments of employee tax withholdings related to restricted stock vesting	(2,812)	(1,916)
Cash paid for purchase of common stock	(3,800)	—
Proceeds from employee stock plans	4,062	1,188
Net cash used in financing activities	(2,550)	(728)
Effect of exchange rate changes on cash and cash equivalents	(105)	281
Net increase in cash and cash equivalents	7,807	1,238
Cash and cash equivalents, beginning of period	20,912	21,734
Cash and cash equivalents, end of period	$28,719	$22,972
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$66	$4
Cash paid during the period for income taxes, net of refunds	$618	$224
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018
1. Nature of Business
Limelight operates a globally distributed, high-performance network and provides a suite of integrated services marketed under the Limelight Orchestrate Platform which include content delivery, video content management, website and web application acceleration, website and content security, cloud storage, and edge services.
We were incorporated in Delaware in 2003, and have operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. We began international operations in 2004.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim periods presented and of a normal recurring nature. This quarterly report on Form 10-Q should be read in conjunction with our audited financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2017. All information is presented in thousands, except per share amounts and where specifically noted.
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
The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments have been deferred on our consolidated balance sheets and amortized over the expected life of the customer contract. The impact to sales and marketing expense for the three and six months ended June 30, 2018 was not material as a result of applying Topic 606. As of June 30, 2018, prepaid commissions were $1,334, with the short term portion of $747 included in prepaid expenses and other current assets, and the long term portion of $587 included in other assets.

For customers with contracts that contain minimum commitments billed ratably over the contract term, previously, we either accrued or deferred revenue based on actual usage. Under Topic 606, we are required to evaluate the impact of estimating variable consideration related to these types of contracts. We use the expected value method to estimate the total revenue of the contract, constrained by the probability that there would not be a significant revenue reversal in a future period, and recognize a pro-rata share of the total revenue of the contract each month. We continue to evaluate the expected value of revenue over the term of the contract and adjust revenue recognition as appropriate. The impact to revenues for the three and six months ended June 30, 2018 was an increase of $255 and $237, respectively, as a result of applying Topic 606.
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
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method or the most likely amount method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These customers have entered into contracts with contract terms generally from one to four years. As of June 30, 2018, we have approximately $3,300 of remaining unsatisfied performance obligations. We recognized revenue of approximately $1,000 and $2,000 during the three and six months ended June 30, 2018, respectively, related to these types of contracts with our customers.
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
At the inception of a customer contract for service, we make an assessment as to that customer’s ability to pay for the services provided. If we subsequently determine that collection from the customer is not probable, we record an allowance for doubtful accounts and bad debt expense or deferred revenue for that customer’s unpaid invoices and cease recognizing revenue for continued services provided until it is probable that revenue will not be reversed in a subsequent reporting period. Our standard payment terms vary by the type and location of our customer.
Arrangements with Multiple Performance Obligations
Certain of our revenue arrangements include multiple promises to our customers. Revenue arrangements with multiple promises are accounted for as separate performance obligations if each promise is distinct. Such arrangements may include a combination of some or all of the following: content delivery services, video content management services, performance services for website and web application acceleration and security, professional services, cloud storage, edge services, and sale of equipment. Consideration is allocated to the performance obligations using the relative standalone selling price method. Generally, arrangements with performance obligations are provided over the same contract period, and therefore, revenue is recognized over the same period.
Deferred Revenue
Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees and prepayments made by customers for services to be rendered in future periods.

Adopted Accounting Standards - continued
In August 2016, the FASB issued ASU No. 2016-15, which amends Accounting Standards Codifcation 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted this guidance effective January 1, 2018. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. We have adopted this guidance effective January 1, 2018. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for most leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We are utilizing a comprehensive approach to assess the impact of the guidance on our lease portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements. We continue to make significant progress on the potential impact on our accounting policies, internal control processes including system readiness and the related disclosures that will be required under the new guidance. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and should be applied using a modified retrospective approach. We do not plan to early adopt this ASU. We will continue to review additional leases to assess the impact under the new guidance, and expect it will result in an increase in the value of our assets and liabilities on our consolidated balance sheet. We do not know and cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.
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
In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We do not plan to early adopt this ASU. We are currently evaluating the potential impacts of this updated guidance, and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at June 30, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$40	$—	$—	$40
Corporate notes and bonds	16,899	—	48	16,851
Total marketable securities	$16,939	$—	$48	$16,891
The amortized cost and estimated fair value of marketable securities at June 30, 2018, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$16,899	$—	$48	$16,851
Due after one year and through five years	40	—	—	40
	$16,939	$—	$48	$16,891
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	28,472	—	68	28,404
Total marketable securities	$28,512	$—	$68	$28,444
The amortized cost and estimated fair value of marketable securities at December 31, 2017, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$23,924	$—	$62	$23,862
Due after one year and through five years	4,588	—	6	4,582
	$28,512	$—	$68	$28,444
4. Accounts Receivable, net
Accounts receivable, net include:

	June 30,	December 31,
	2018	2017
Accounts receivable	$32,674	$33,519
Less: credit allowance	(240)	(240)
Less: allowance for doubtful accounts	(572)	(898)
Total accounts receivable, net	$31,862	$32,381

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	June 30,	December 31,
	2018	2017
Settlement and patent license receivable	$11,920	$—
Prepaid bandwidth and backbone	995	1,487
VAT receivable	1,606	1,454
Prepaid expenses and insurance	2,364	1,870
Vendor deposits and other	1,262	586
Total prepaid expenses and other current assets	$18,147	$5,397
6. Property and Equipment, net
Property and equipment, net include:

	June 30,	December 31,
	2018	2017
Network equipment	$103,193	$107,916
Computer equipment and software	9,775	9,801
Furniture and fixtures	1,333	2,432
Leasehold improvements	4,252	3,969
Other equipment	166	183
Total property and equipment	118,719	124,301
Less: accumulated depreciation	(92,416)	(95,310)
Total property and equipment, net	$26,303	$28,991
Depreciation expense related to property and equipment classified in operating expense was $633 and $597 for the three months ended June 30, 2018 and 2017, respectively and was $1,221 and $1,186 for the six months ended June 30, 2018 and 2017, respectively.
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
No interim indicators of impairment were identified as of June 30, 2018. Foreign currency translation adjustments decreased the carrying amount of goodwill by $379 for the three months ended June 30, 2018. For the six months ended June 30, 2018, foreign currency translation adjustments decreased the carrying value of goodwill by $406.
8. Other Current Liabilities
Other current liabilities include:

	June 30,	December 31,
	2018	2017
Accrued compensation and benefits	$5,628	$12,181
Accrued cost of revenue	2,687	3,170
Deferred rent	286	434
Accrued legal fees	23	383
Other accrued expenses	3,645	2,339
Total other current liabilities	$12,269	$18,507

9. Line of Credit
In February 2018, we entered into a Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. Under the Fourth Amendment, we increased the maximum principal commitment amount from $10,000 to $20,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. The Fourth Amendment extends the Credit Agreement one year. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2020.
As of June 30, 2018, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000. We had no outstanding borrowings at December 31, 2017, and we had availability under the Credit Agreement of approximately $10,000.
As of June 30, 2018, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate. We incurred an amendment fee of $50 upon entering into the Fourth Amendment. The amendment fee and other commitment fees are included in interest expense. During the three months ended June 30, 2018 and 2017, there was no interest expense, and fees expense and amortization was $7 and $10, respectively. For the six months ended June 30, 2018 and 2017, there was no interest expense, and fees expense and related amortization was $66 and $24, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
Under the Fourth Amendment, we are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of June 30, 2018, we were in compliance with all covenants under the Credit Agreement.
10. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing multiple patents assigned to MIT and exclusively licensed by MIT to Akamai. In August 2016, we entered into a settlement and license agreement with Akamai with respect to U.S. Patent No. 6,108,703 (the ’703 patent) and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We recorded a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000. As of June 30, 2018, there remained $18,000 due to Akamai under the terms of the settlement and license agreement.
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

On April 9, 2018, we entered into a definitive settlement and patent license agreement where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also require Akamai to pay to Limelight a total of $14,900 over five equal quarterly installments. The first quarterly payment of $2,980 was received in May 2018.
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

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$15,159	$(1,625)	$15,308	$(4,962)
Basic weighted average outstanding shares of common stock	111,356	108,422	111,059	107,893
Basic weighted average outstanding shares of common stock	111,356	108,422	111,059	107,893
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	8,677	—	8,395	—
Diluted weighted average outstanding shares of common stock	120,033	108,422	119,454	107,893
Basic net income (loss) per share	$0.14	$(0.01)	$0.14	$(0.05)
Diluted net income (loss) per share:	$0.13	$(0.01)	$0.13	$(0.05)
For the three and six months ended June 30, 2018 and 2017, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee stock purchase plan	—	107	—	107
Stock options	2,832	1,496	3,718	844
Restricted stock units	—	2,688	—	2,382
	2,832	4,291	3,718	3,333
12. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This share repurchase program replaced the $9,500 remaining from the previously announced $15,000 share repurchase program. During the three months ended June 30, 2018, we did not repurchase any shares under the repurchase program. During the six months ended June 30, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. During the three and six months ended June 30, 2017, we did not repurchase any shares under the repurchase programs. As of June 30, 2018, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan, and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of June 30, 2018 was approximately 10,528.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three and six months ended June 30, 2018, we issued 250 shares under the ESPP. Total cash proceeds from the purchase of the shares under the ESPP was approximately $1,110. As of June 30, 2018, shares reserved for issuance to employees under this plan totaled 380, and we held employee contributions of $332 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at June 30, 2018. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of June 30, 2018, the board of directors had not adopted any resolutions for the issuance of preferred stock.
13. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2018, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2017	$(8,259)	$(69)	$(8,328)
Other comprehensive income (loss) before reclassifications	(1,016)	20	(996)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income (loss)	(1,016)	20	(996)
Balance, June 30, 2018	$(9,275)	$(49)	$(9,324)
14. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-based compensation expense by type:
Stock options	$1,046	$909	$2,107	$1,859
Restricted stock units	2,181	2,110	4,347	4,138
ESPP	330	236	470	333
Total share-based compensation expense	$3,557	$3,255	$6,924	$6,330
Share-based compensation expense:
Cost of services	$350	$364	$707	$723
General and administrative expense	1,969	1,674	3,779	3,208
Sales and marketing expense	633	617	1,236	1,237
Research and development expense	605	600	1,202	1,162
Total share-based compensation expense	$3,557	$3,255	$6,924	$6,330
Unrecognized share-based compensation expense totaled approximately $20,805 at June 30, 2018, of which $6,580 related to stock options and $14,225 related to restricted stock units. We currently expect to recognize share-based compensation expense of $6,418 during the remainder of 2018, $9,302 in 2019 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at June 30, 2018.
15. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with

Goldman, Sachs & Co., one of the lead underwriters of our initial public offering (IPO), became holders of more than 10% of our common stock. On June 14, 2007, upon the closing of our IPO, all outstanding shares of our Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. Between November 2017 and March 2018, investment partnerships affiliated with Goldman Sachs & Co. LLC and Goldman Sachs Group, Inc. sold 30,272,493 shares that they had acquired upon the conversation of their Series B Preferred Stock at the time of the Company’s IPO in June 2007. As of June 30, 2018, Goldman, Sachs & Co. owned less than 1% of our outstanding common stock. We had no other material related party transactions during the three and six months ended June 30, 2018 and 2017.
16. Leases and Purchase Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of June 30, 2018, are as follows:

Remainder of 2018	$1,482
2019	1,707
2020	782
2021	466
2022	55
Thereafter	—
Total minimum payments	$4,492
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes minimum commitments as of June 30, 2018:

Remainder of 2018	$18,068
2019	16,123
2020	1,987
2021	250
2022	2
Thereafter	—
Total minimum payments	$36,430
17. Concentrations
During the three and six months ended June 30, 2018 and 2017, respectively, we had one customer, Amazon, who represented more than 10% of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $30,067 for the three months ended June 30, 2018, compared to $27,018 for the three months ended June 30, 2017. For the six months ended June 30, 2018, revenue from customers located within the United States was $60,620, compared to $54,391 for the six months ended June 30, 2017.
During the three and six months ended June 30, 2018, based on customer location, we had two countries, the United States, and the United Kingdom, that accounted for 10% or more of our total revenue. During the three and six months ended June 30, 2017, we had three countries, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenue based on customer location.
18. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended June 30, 2018 and 2017, was $249 and $151, respectively. For the six months ended June 30, 2018 and 2017, income tax expense was $234 and $260, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three and six month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2014 through 2016 remain subject to examination by federal tax authorities. Tax years 2013 through 2016 generally remain subject to examination by state tax authorities. As of June 30, 2018, we are not under any federal or state examination for income taxes.
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
At June 30, 2018 we have not yet completed our analysis of the Tax Act; however, in certain circumstances, as described below, we have made a reasonable estimate of the effects of the Tax Act.
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Americas	$31,039	62%	$28,413	63%	$63,617	62%	$56,608	63%
EMEA	9,708	19%	8,807	19%	21,500	21%	17,264	19%
Asia Pacific	9,502	19%	8,150	18%	17,246	17%	16,233	18%
Total revenue	$50,249	100%	$45,370	100%	$102,363	100%	$90,105	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Country / Region	2018	2017	2018	2017
United States / Americas	30,067	27,018	60,620	54,391
United Kingdom / EMEA	6,337	5,002	15,306	9,578
Japan / Asia Pacific	4,922	5,066	9,231	9,817
The following table sets forth long-lived assets by geographic area in which the assets are located:

	June 30,	December 31,
	2018	2017
Americas	$17,186	$17,119
International	9,117	11,872
Total long-lived assets	$26,303	$28,991
20. Fair Value Measurements
As of June 30, 2018, and December 31, 2017, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at June 30, 2018:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$8,808	$8,808	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	16,851	—	16,851	—
Total assets measured at fair value	$25,699	$8,808	$16,891	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

The following is a summary of fair value measurements at December 31, 2017:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$6,789	$6,789	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	28,404	—	28,404	—
Total assets measured at fair value	$35,233	$6,789	$28,444	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we operate a globally distributed, high-performance, computing platform (our global network) and provide a suite of integrated services including content delivery, video content management, website and web application acceleration, website and content security, cloud storage, and edge services. The suite of services that we offer collectively comprise our Limelight Orchestrate Platform (the Orchestrate Platform). Our mission is to securely manage and globally deliver digital content, building customer satisfaction through exceptional reliability and performance.
We derive revenue primarily from the sale of components of the Orchestrate Platform. Our delivery services represented approximately 83% of our total revenue during the three and six months ended June 30, 2018. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
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
During the three and six months ended June 30, 2018 and 2017, respectively, we had one customer Amazon, who accounted for 10% or more of our total revenue. Changes in revenue can be driven by a small subset of large customers who have low contractually committed obligations.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to optimize our data center footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 533 at December 31, 2017, to 549 as of June 30, 2018.
In August 2016, we entered into a settlement and license agreement with Akamai Technologies, Inc. (Akamai) with respect to the U.S. Patent No. 6,108,703 (the ‘703 patent) and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of June 30, 2018, there remained $18,000 due to Akamai under the terms of the settlement and license agreement.
On April 9, 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also require Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. The first quarterly payment of $2,980 was received in May 2018.
Please see our discussion in Note 10 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for more information on this and other lawsuits.
Based on current conditions, we expect full-year 2018 revenue to be between $200,000 and $203,000. We expect more than a 150 basis point improvement in gross margin for the full year. We expect full-year GAAP earnings per share to be between $0.07 and $0.11, and we expect full-year non-GAAP earnings per share to be between $0.13 and $0.17, and full-year Adjusted EBITDA to be between $33,000 and $37,000. We expect capital expenditures to be below $20,000 for the full year.
The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Revenues	$50,249	100.0%	$45,370	100.0%	$102,363	100.0%	$90,105	100.0%
Cost of revenue	25,402	50.6%	23,995	52.9%	50,836	49.7%	47,559	52.8%
Gross profit	24,847	49.4%	21,375	47.1%	51,527	50.3%	42,546	47.2%
Operating expenses	24,245	48.2%	23,113	50.9%	50,973	49.8%	47,704	52.9%
Operating income (loss)	602	1.2%	(1,738)	(3.8)%	554	0.5%	(5,158)	(5.7)%
Settlement and patent license income	14,900	29.7%	—	—%	14,900	14.6%	—	—%
Total other income (expense)	(94)	(0.2)%	264	0.6%	88	0.1%	456	0.5%
Income (loss) before income taxes	15,408	30.7%	(1,474)	(3.2)%	15,542	15.2%	(4,702)	(5.2)%
Income tax expense	249	0.5%	151	0.3%	234	0.2%	260	0.3%
Net income (loss)	$15,159	30.2%	$(1,625)	(3.6)%	$15,308	15.0%	$(4,962)	(5.5)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net income (loss), adjusted to exclude the settlement and patent license income, share-based compensation, and litigation expenses. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net income (loss), adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense, and income tax expense (benefit). We define Adjusted EBITDA as EBITDA adjusted to exclude the settlement and patent license income, share-based compensation and litigation expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our July 19, 2018, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Income (Loss) to Non-GAAP Net Income
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2018	2018	2017	2018	2017
U.S. GAAP net income (loss)	$15,159	$149	$(1,625)	$15,308	$(4,962)
Settlement and patent license income	(14,900)	—	—	(14,900)	—
Share-based compensation	3,557	3,367	3,255	6,924	6,330
Litigation expenses	215	2,670	1,276	2,885	3,185
Non-GAAP net income	$4,031	$6,186	$2,906	$10,217	$4,553
Reconciliation of U.S. GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2018	2018	2017	2018	2017
U.S. GAAP net income (loss)	$15,159	$149	$(1,625)	$15,308	$(4,962)
Depreciation and amortization	4,829	4,968	5,128	9,797	10,274
Interest expense	7	59	10	66	24
Interest and other (income) expense	87	(242)	(274)	(154)	(480)
Income tax (benefit) expense	249	(15)	151	234	260
EBITDA	$20,331	$4,919	$3,390	$25,251	$5,116
Settlement and patent license income	(14,900)	—	—	(14,900)	—
Share-based compensation	3,557	3,367	3,255	6,924	6,330
Litigation expenses	215	2,670	1,276	2,885	3,185
Adjusted EBITDA	$9,203	$10,956	$7,921	$20,160	$14,631

Critical Accounting Policies and Estimates
Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the six months ended June 30, 2018, there have been no other significant changes in our critical accounting policies and estimates.
Results of Operations
Revenue
We derive revenue primarily from the sale of components of the Orchestrate Platform. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Revenue	$50,249	$45,370	$4,879	11%	$102,363	$90,105	$12,258	14%
Our revenue increased during the three and six months ended June 30, 2018, versus the comparable 2017 periods primarily due to an increase in our content delivery revenue, which was driven by increases in volumes with certain of our larger customers. During the three and six months ended June 30, 2018, we experienced a small increase in average selling price versus the comparable 2017 period, due to customer and product mix.
Our active customers worldwide decreased to 689 as of June 30, 2018, compared to 779 as of June 30, 2017. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended June 30, 2018 and 2017, sales to our top 20 customers accounted for approximately 72% and 65%, respectively, of our total revenue. For the six months ended June 30, 2018 and 2017, sales to our top 20 customers accounted for approximately 72% and 64%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three and six months ended June 30, 2018 and 2017, respectively, we had one customer, Amazon, who accounted for more than 10% of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Americas	$31,039	62%	$28,413	63%	$63,617	62%	$56,608	63%
EMEA	9,708	19%	8,807	19%	21,500	21%	17,264	19%
Asia Pacific	9,502	19%	8,150	18%	17,246	17%	16,233	18%
Total revenue	$50,249	100%	$45,370	100%	$102,363	100%	$90,105	100%
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

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Bandwidth and co-location fees	$14,104	28.1%	$13,174	29.0%	$28,654	28.0%	$26,440	29.3%
Depreciation - network	4,196	8.4%	4,531	10.0%	8,576	8.4%	9,088	10.1%
Payroll and related employee costs	4,013	8.0%	4,320	9.5%	7,988	7.8%	8,353	9.3%
Share-based compensation	350	0.7%	364	0.8%	707	0.7%	723	0.8%
Other costs	2,739	5.5%	1,606	3.5%	4,911	4.8%	2,955	3.3%
Total cost of revenue	$25,402	50.6%	$23,995	52.9%	$50,836	49.7%	$47,559	52.8%
Our cost of revenue increased in aggregate dollars and decreased as a percentage of total revenue for the three and six months ended June 30, 2018, versus the comparable 2017 periods. The changes in cost of revenue were primarily a result of the following:

•
Bandwidth expenses, in aggregate dollars, increased due to higher transit costs resulting from increased traffic volumes on our network and expansion into new geographies. However, as a percentage of total revenue, our bandwidth expenses decreased versus the comparable 2017 periods due to renegotiated lower rates with our vendors. Our co-location costs remained consistent in aggregate dollars, but decreased as a percentage of total revenue versus the comparable 2017 periods, due to improved server and operational efficiencies, resulting in additional revenue without corresponding proportional costs.

•	Payroll and related employee costs decreased due to lower variable compensation.

•	Other costs increased primarily due to an increase in international re-seller costs.
We anticipate an improvement in gross margin of more than 150 basis points for the full year 2018 compared to 2017.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Payroll and related employee costs	$3,008	6.0%	$3,311	7.3%	$5,940	5.8%	$6,115	6.8%
Professional fees and outside services	790	1.6%	836	1.8%	1,578	1.5%	1,674	1.9%
Share-based compensation	1,969	3.9%	1,674	3.7%	3,779	3.7%	3,208	3.6%
Litigation expenses	215	0.4%	1,276	2.8%	2,885	2.8%	3,185	3.5%
Other costs	1,535	3.1%	(293)	(0.6)%	2,856	2.8%	1,137	1.3%
Total general and administrative	$7,517	15.0%	$6,804	15.0%	$17,038	16.6%	$15,319	17.0%
Our general and administrative expense increased in aggregate dollars for the three and six months ended June 30, 2018, versus the comparable 2017 periods. As a percentage of sales, for the three months ended June 30, 2018, our general and administrative expense remained consistent with the comparable 2017 period. For the six months ended June 30, 2018, our general and administrative expense decreased as a percentage of total revenue versus the comparable 2017 period.
The increase in aggregate dollars from 2017 to 2018 was primarily driven by our receipt of a state sales tax refund in 2017. In addition, we incurred an increase in share-based compensation during both the three and six month periods ended June 30, 2018 versus the comparable 2017 periods. These increases were off-set by decreased litigation expenses, due to the settlement of our intellectual property lawsuits, decreased payroll and related employee costs, primarily due to lower variable compensation, and decreased professional fees, which was primarily due to lower consulting and recruiting expenses.
Excluding litigation expenses, we expect our general and administrative expenses for 2018 to remain consistent with 2017.

Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Payroll and related employee costs	$7,139	14.2%	$6,380	14.1%	$14,458	14.1%	$12,610	14.0%
Share-based compensation	633	1.3%	617	1.4%	1,236	1.2%	1,237	1.4%
Marketing programs	553	1.1%	476	1.0%	1,142	1.1%	1,021	1.1%
Other costs	1,697	3.4%	1,524	3.4%	3,466	3.4%	3,397	3.8%
Total sales and marketing	$10,022	19.9%	$8,997	19.8%	$20,302	19.8%	$18,265	20.3%
Our sales and marketing expense increased in aggregate dollars for the three and six months ended June 30, 2018, versus the comparable 2017 periods. For the three months ended June 30, 2018, our sales and marketing expense remained consistent as a percentage of total revenue with the comparable 2017 period. For the six months ended June 30, 2018, our sales and marketing expense decreased as a percentage of total revenue versus the comparable 2017 period.
The increase in sales and marketing expense was primarily as a result of the following:

•	Increased payroll and related employee costs, due to increased headcount and higher variable compensation.

•	Increased marketing spending related to public relations and trade shows.

•	Increased other costs primarily due to higher consulting, travel and entertainment, and fees and licenses.
We expect our sales and marketing expenses for 2018 to increase compared to 2017 as we expand our sales force and marketing efforts.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Payroll and related employee costs	$4,372	8.7%	$4,936	10.9%	$9,032	8.8%	$9,607	10.7%
Share-based compensation	605	1.2%	600	1.3%	1,202	1.2%	1,162	1.3%
Other costs	1,096	2.2%	1,179	2.6%	2,178	2.1%	2,165	2.4%
Total research and development	$6,073	12.1%	$6,715	14.8%	$12,412	12.1%	$12,934	14.4%
Our research and development expense decreased in aggregate dollars and decreased as a percentage of total revenue for the three and six months ended June 30, 2018, versus the comparable 2017 periods. The decrease in aggregate dollars was primarily due to a decrease in payroll and related employee costs due to lower variable compensation and lower average salary expense. Other costs decreased during the quarter due to lower professional fees and reduced facility costs.
We expect our research and development expenses for 2018 to remain consistent with 2017.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $633, or 1.3% of revenue, for the three months ended June 30, 2018, versus $597, or 1.3% of revenue, for the comparable 2017 period. For the six months ended June 30, 2018, depreciation and amortization expense was $1,221, or 1.2% of revenue versus $1,186, or 1.3% of revenue, for the comparable 2017 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $7 for the three months ended June 30, 2018, versus $10 for the comparable 2017 period. For the six months ended June 30, 2018, interest expense was $66 versus $24 for the comparable 2017 period. The increase in the six months ended June 30, 2018 was due to fees associated with the Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015.
Interest Income
Interest income was $134 for the three months ended June 30, 2018, versus $121 for the comparable 2017 period. For the six months ended June 30, 2018, interest income was $263 versus $239 for the comparable 2017 period. Interest income includes interest earned on invested cash balances and marketable securities.
Settlement and Patent License Income
On April 9, 2018, we entered into a definitive Settlement and Patent License Agreement (the Agreement) where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the Agreement also require Akamai to pay to Limelight a total of $14,900 over five equal quarterly installments. The first quarterly payment of $2,980 was received in May 2018.
Other Income (Expense)
Other expense was $221 for the three months ended June 30, 2018, versus other income of $153 for the comparable 2017 period. For the six months ended June 30, 2018, other expense was $109 versus other income of $241 for the comparable 2017 period. For the three and six months ended June 30, 2018 and 2017, respectively, other income consisted primarily of foreign currency transaction gains and losses and the gain on sale of fixed assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three and six months ended June 30, 2018, was $249 and $234, respectively, versus $151 and $260 for the comparable 2017 period. Income tax (benefit) expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of June 30, 2018, our cash, cash equivalents and marketable securities classified as current totaled $45,570. Included in this amount is approximately $5,450 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, accrued settlement and patent license agreement, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of June 30, 2018, there remained $18,000 due to Akamai under the terms of the settlement and license agreement.
On April 9, 2018, we entered into a definitive settlement patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the Agreement also require Akamai to pay to us a total of $14,900, over five equal quarterly installments. The first quarterly payment of $2,980 was received in May 2018.
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

The major components of changes in cash flows for the six months ended June 30, 2018 and 2017, are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities was $5,115 for the six months ended June 30, 2018, versus net cash provided by operating activities of $5,358 for the comparable 2017 period, a decrease of $243. Changes in operating assets and liabilities of $(12,024) during the six months ended June 30, 2018, versus $(7,280) in the comparable 2017 period were primarily due to:

•	accounts receivable decreased $223 during the six months ended June 30, 2018 as a result of timing of collections as compared to a $1,226 increase in the comparable 2017 period;

•
prepaid expenses and other current assets decreased $227 during the six months ended June 30, 2018, due to the amortization of prepaid bandwidth expenses and other prepaid expenses, compared to a $867 decrease in the comparable 2017 period;

•
accounts payable and other current liabilities decreased $5,584 during the six months ended June 30, 2018, versus an increase of $2,701 for the comparable 2017 period due to timing of vendor payments and the payment of 2017 variable compensation accruals; and

•	payments for provision for litigation decreased $2,980, which represented the first payment received from Akamai under the settlement and patent license agreement.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2018 and 2019. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash provided by investing activities was $5,347 for the six months ended June 30, 2018, versus net cash used in investing activities of $3,673 for the comparable 2017 period. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the six months ended June 30, 2018, we made capital expenditures of $6,281 which represented approximately 6% of our total revenue. Our capital expenditures may increase in 2018 compared to 2017, as we continue to increase the capacity of our global network and re-fresh our systems. We currently expect capital expenditures in 2018 to be below $20,000 for the full year.
Financing Activities
Net cash used in financing activities was $2,550 for the six months ended June 30, 2018, versus net cash used in financing activities of $728 for the comparable 2017 period. Net cash used in financing activities in the six months ended June 30, 2018, primarily relates to the repurchase of our common stock of $3,800, payments of employee tax withholdings related to the net settlement of vested restricted stock units of $2,812 offset by cash received from the exercise of stock options and our employee stock purchase plan of $4,062.
Net cash used in financing activities in the six months ended June 30, 2017, primarily relates to payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,916, offset by cash received from the exercise of stock options and our employee stock purchase plan of $1,188.
Line of Credit
In February 2018, we entered into the Fourth Amendment to the Credit Agreement with SVB originally entered into in November 2015. Under the Fourth Amendment, we increased the maximum principal commitment amount from $10,000 to $20,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. The Fourth Amendment extended the Credit Agreement one year. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2020.
As of June 30, 2018, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate.  As of June

30, 2018, and December 31, 2017, respectively, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000 and $10,000, respectively.
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
Under the Fourth Amendment, we are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of June 30, 2018, we were in compliance with all covenants under the Credit Agreement.
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
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This share repurchase program replaced the $9,500 remaining from the previously announced $15,000 share repurchase program. During the six months ended June 30, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. During the six months ended June 30, 2017, we did not repurchase any shares under the repurchase programs. As of June 30, 2018, there remained $21,200 under this share repurchase program.
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
The following table presents our contractual obligations and commercial commitments, as of June 30, 2018, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$25,468	$19,259	$6,191	$18	$—
Rack space leases	10,962	9,714	1,229	19	—
Real estate leases	4,492	2,609	1,668	215	—
Total operating leases	40,922	31,582	9,088	252	—
Settlement agreement	18,000	18,000	—	—	—
Total commitments	$58,922	$49,582	$9,088	$252	$—
Off Balance Sheet Arrangements
As of June 30, 2018, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit under the Fourth Amendment is at the current prime rate minus 0.25%.  In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of June 30, 2018, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net income (loss) for the year ended December 31, 2017, and the six months ended June 30, 2018, would have been higher by approximately $1,946 and $912, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended June 30, 2018 and 2017, sales to our top 20 customers accounted for approximately 72% and 65%, respectively, of our total revenue. During the three months ended June 30, 2018 and 2017, respectively, we had one customer, Amazon, who represented more than 10% of our total revenue.
For the six months ended June 30, 2018 and 2017, sales to our top 20 customers accounted for approximately 72% and 64%, respectively, of our total revenue. During the six months ended June 30, 2018 and 2017, we had one customer, Amazon, who accounted for more than 10% of our total revenue. We anticipate that our top 20 customer concentration levels will remain consistent throughout 2018. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the six months ended June 30, 2018, sales to our top 20 customers accounted for approximately 72% of our total revenue. During the six months ended June 30, 2018, we had one customer, Amazon, who represented 10% or more of our total revenue.
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
As of June 30, 2018, we had a goodwill balance of approximately $76,648, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Also, a number of new privacy laws and/or proposals pending could affect our business. For example, the European Commission has enacted the General Data Protection Regulation, or GDPR, which became effective in May 2018. GDPR superseded prior EU data protection legislation, imposes more stringent EU data protection requirements, and provides for greater penalties for noncompliance. Additionally, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. Although U.S. and EU authorities reached a political agreement regarding a new potential means for legitimizing personal data transfers from the European Economic Area to the United States, the EU-U.S. Privacy Shield, there continue to be concerns about whether the EU-US Privacy Shield will face additional challenges (similar to the fate of the Safe Harbor framework). We expect that for the immediate future, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. These existing and proposed laws and regulations can be costly to comply with, could expose us to significant penalties for non-compliance, can delay or impede the development or adoption of our products and services, reduce the overall demand for our services, result in negative publicity, increase our operating costs, require significant management time and attention, slow the pace at which we close (or prevent us from closing) sales transactions, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.
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

LIMELIGHT NETWORKS, INC.

Date:	July 20, 2018	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)