Form 10-Q
period 2018-09-30
Limelight Networks, Inc.
filed 2018-10-19
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of October 12, 2018: 113,202,864 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2018

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,678	$20,912
Marketable securities	23,957	28,404
Accounts receivable, net	26,147	32,381
Income taxes receivable	154	98
Prepaid expenses and other current assets	17,859	5,397
Total current assets	96,795	87,192
Property and equipment, net	27,392	28,991
Marketable securities, less current portion	40	40
Deferred income taxes	1,590	1,506
Goodwill	76,683	77,054
Other assets	2,434	1,665
Total assets	$204,934	$196,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,976	$4,439
Deferred revenue	853	1,187
Income taxes payable	111	452
Provision for litigation	13,500	18,000
Other current liabilities	13,804	18,507
Total current liabilities	37,244	42,585
Deferred income taxes	174	144
Deferred revenue, less current portion	68	16
Provision for litigation, less current portion	—	9,000
Other long-term liabilities	385	558
Total liabilities	37,871	52,303
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 113,198 and 110,824 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	113	111
Additional paid-in capital	509,846	502,312
Accumulated other comprehensive loss	(9,477)	(8,328)
Accumulated deficit	(333,419)	(349,950)
Total stockholders’ equity	167,063	144,145
Total liabilities and stockholders’ equity	$204,934	$196,448
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$49,315	$46,069	$151,678	$136,173
Cost of revenue:
Cost of services	21,519	19,287	63,779	57,758
Depreciation — network	3,761	4,506	12,337	13,594
Total cost of revenue	25,280	23,793	76,116	71,352
Gross profit	24,035	22,276	75,562	64,821
Operating expenses:
General and administrative	7,851	8,079	24,890	23,397
Sales and marketing	9,766	8,836	30,068	27,100
Research and development	5,882	6,443	18,294	19,377
Depreciation and amortization	616	603	1,837	1,789
Total operating expenses	24,115	23,961	75,089	71,663
Operating (loss) income	(80)	(1,685)	473	(6,842)
Other income (expense):
Interest expense	(10)	(18)	(76)	(42)
Interest income	177	127	440	365
Settlement and patent license income	—	—	14,900	—
Other, net	(246)	8	(355)	249
Total other (expense) income	(79)	117	14,909	572
(Loss) income before income taxes	(159)	(1,568)	15,382	(6,270)
Income tax expense	113	188	347	448
Net (loss) income	(272)	(1,756)	15,035	(6,718)

Net income (loss) per share:
Basic	$—	$(0.02)	$0.13	$(0.06)
Diluted	$—	$(0.02)	$0.13	$(0.06)

Weighted average shares used in per share calculation:
Basic	112,760	109,342	111,626	108,376
Diluted	112,760	109,342	120,025	108,376

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(272)	$(1,756)	$15,035	$(6,718)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	18	26	38	83
Foreign exchange translation (loss) gain	(171)	340	(1,187)	2,276
Other comprehensive income (loss)	(153)	366	(1,149)	2,359
Comprehensive income (loss)	$(425)	$(1,390)	$13,886	$(4,359)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income (loss)	$15,035	$(6,718)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,174	15,383
Share-based compensation	10,345	9,442
Settlement and patent license income	(14,900)	—
Foreign currency remeasurement (gain) loss	(97)	658
Deferred income taxes	(86)	(217)
Gain on sale of property and equipment	(131)	(94)
Accounts receivable charges	453	732
Amortization of premium on marketable securities	82	228
Changes in operating assets and liabilities:
Accounts receivable	5,781	(2,026)
Prepaid expenses and other current assets	(2,530)	545
Income taxes receivable	(56)	34
Other assets	(759)	21
Accounts payable and other current liabilities	(2,526)	4,749
Deferred revenue	85	(450)
Income taxes payable	(350)	180
Payments related to litigation, net	(7,540)	(13,500)
Other long term liabilities	(173)	(584)
Net cash provided by operating activities	16,807	8,383
Investing activities
Purchases of marketable securities	(15,962)	(10,383)
Sale and maturities of marketable securities	20,365	17,744
Purchases of property and equipment	(10,495)	(15,806)
Proceeds from sale of property and equipment	131	83
Net cash used in investing activities	(5,961)	(8,362)
Financing activities
Payments of employee tax withholdings related to restricted stock vesting	(3,808)	(2,571)
Cash paid for purchase of common stock	(3,800)	—
Proceeds from employee stock plans	4,799	1,200
Net cash used in financing activities	(2,809)	(1,371)
Effect of exchange rate changes on cash and cash equivalents	(271)	360
Net increase (decrease) in cash and cash equivalents	7,766	(990)
Cash and cash equivalents, beginning of period	20,912	21,734
Cash and cash equivalents, end of period	$28,678	$20,744
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$76	$11
Cash paid during the period for income taxes, net of refunds	$843	$400
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018
1. Nature of Business
Limelight Networks Inc., a leading provider of digital content delivery, video, cloud security, and edge computing services, empowers customers to provide exceptional digital experiences. Limelight’s edge services platform includes a unique combination of global private infrastructure, intelligent software, and expert support services that enable current and future workflows.
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
Recent Accounting Standards
Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.
On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
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
The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments have been deferred on our consolidated balance sheets and amortized over the expected life of the customer contract. The impact to sales and marketing expense for the three and nine months ended September 30, 2018 was not material as a result of applying Topic 606. As of September 30, 2018, prepaid commissions were $1,310, with the short term portion of $767 included in prepaid expenses and other current assets, and the long term portion of $543 included in other assets.
For customers with contracts that contain minimum commitments billed ratably over the contract term, previously, we either accrued or deferred revenue based on actual usage. Under Topic 606, we are required to evaluate the impact of estimating variable consideration related to these types of contracts. We use the expected value method to estimate the total revenue of the contract, constrained by the probability that there would not be a significant revenue reversal in a future period, and recognize a pro-rata share of the total revenue of the contract each month. We continue to evaluate the expected value of revenue over the term of the contract and adjust revenue recognition as appropriate. The impact to revenues for the three and nine months ended September 30, 2018 was an increase of $450 and $145, respectively, as a result of applying Topic 606.
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
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method or the most likely amount method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These customers have entered into contracts with contract terms generally from one to four years. As of September 30, 2018, we have approximately $6,600 of remaining unsatisfied performance obligations. We recognized revenue of approximately $1,900 and $3,900 during the three and nine months ended September 30, 2018, respectively, related to these types of contracts with our customers. We expect to recognize approximately 25% of the remaining unsatisfied performance obligations in 2018, approximately 55% in 2019 and the remainder in 2020.
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
Arrangements with Multiple Performance Obligations
Certain of our revenue arrangements include multiple promises to our customers. Revenue arrangements with multiple promises are accounted for as separate performance obligations if each promise is distinct. Such arrangements may include a combination of some or all of the following: content delivery services, video content management services, performance services for website and web application acceleration and security, professional services, cloud storage, edge computing services, and sale of equipment. Consideration is allocated to the performance obligations using the relative standalone selling price method. Generally, arrangements with performance obligations are provided over the same contract period, and therefore, revenue is recognized over the same period.

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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for most leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We are utilizing a comprehensive approach to assess the impact of the guidance on our lease portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements. We continue to make significant progress on the potential impact on our accounting policies, internal control processes including system readiness and the related disclosures that will be required under the new guidance. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and should be applied using a modified retrospective approach. We do not plan to early adopt this guidance. We continue to review additional leases to assess the impact under the new guidance, and expect it will result in an increase to total assets and liabilities on our consolidated balance sheet. We expect to utilize the short-term lease recognition and measurement practical expedient, which will lower the overall impact of this guidance on our financial statements. We expect to make an accounting policy election, where leases that are 12 months or less and do not include an option to purchase the underlying asset, will be treated similar to current operating lease accounting. We do not know and cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.
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
In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this updated guidance are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We do not plan to early adopt this ASU. We are currently evaluating the potential impacts of this updated guidance, and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds to the disclosure requirements on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance will become effective for us in fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this updated guidance. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this updated guidance and delay adoption of the additional disclosures until their effective date. We do not plan to early adopt this ASU, and we are currently evaluating the impact of this guidance on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. This guidance will become effective for us in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact that this guidance will have upon our financial position and results of operations, if any.
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at September 30, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	23,980	—	23	23,957
Total marketable securities	$24,020	$—	$23	$23,997
The amortized cost and estimated fair value of marketable securities at September 30, 2018, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$23,980	$—	$23	$23,957
Due after one year and through five years	40	—	—	40
	$24,020	$—	$23	$23,997
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	28,472	—	68	28,404
Total marketable securities	$28,512	$—	$68	$28,444
The amortized cost and estimated fair value of marketable securities at December 31, 2017, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$23,924	$—	$62	$23,862
Due after one year and through five years	4,588	—	6	4,582
	$28,512	$—	$68	$28,444
4. Accounts Receivable, net
Accounts receivable, net include:

	September 30,	December 31,
	2018	2017
Accounts receivable	$27,014	$33,519
Less: credit allowance	(190)	(240)
Less: allowance for doubtful accounts	(677)	(898)
Total accounts receivable, net	$26,147	$32,381
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	September 30,	December 31,
	2018	2017
Settlement and patent license receivable	$8,940	$—
Prepaid bandwidth and backbone	1,415	1,487
VAT receivable	1,847	1,454
Prepaid expenses and insurance	2,056	1,870
Vendor deposits and other	3,601	586
Total prepaid expenses and other current assets	$17,859	$5,397
6. Property and Equipment, net
Property and equipment, net include:

	September 30,	December 31,
	2018	2017
Network equipment	$104,550	$107,916
Computer equipment and software	9,112	9,801
Furniture and fixtures	1,316	2,432
Leasehold improvements	4,266	3,969
Other equipment	156	183
Total property and equipment	119,400	124,301
Less: accumulated depreciation	(92,008)	(95,310)
Total property and equipment, net	$27,392	$28,991
Depreciation expense related to property and equipment classified in operating expense was $616 and $603 for the three months ended September 30, 2018 and 2017, respectively and was $1,837 and $1,789 for the nine months ended September 30, 2018 and 2017, respectively.
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
No interim indicators of impairment were identified as of September 30, 2018. Foreign currency translation adjustments increased the carrying amount of goodwill by $35 for the three months ended September 30, 2018. For the nine months ended September 30, 2018, foreign currency translation adjustments decreased the carrying value of goodwill by $371.
8. Other Current Liabilities
Other current liabilities include:

	September 30,	December 31,
	2018	2017
Accrued compensation and benefits	$7,317	$12,181
Accrued cost of revenue	2,583	3,170
Deferred rent	213	434
Accrued legal fees	28	383
Other accrued expenses	3,663	2,339
Total other current liabilities	$13,804	$18,507
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
As of September 30, 2018, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $18,300. We had no outstanding borrowings at December 31, 2017, and we had availability under the Credit Agreement of approximately $10,000.
As of September 30, 2018, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate. We incurred an amendment fee of $50 upon entering into the Fourth Amendment. The amendment fee and other commitment fees are included in interest expense. During the three months ended September 30, 2018 and 2017, there was no interest expense, and fees expense and amortization was $10 and $18, respectively. For the nine months ended September 30, 2018 and 2017, there was no interest expense, and fees expense and related amortization was $76 and $42, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
Under the Fourth Amendment, we are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of September 30, 2018, we were in compliance with all covenants under the Credit Agreement.
10. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing multiple patents assigned to MIT and exclusively licensed by MIT to Akamai. In August 2016, we entered into a settlement and license agreement with Akamai with respect to U.S. Patent No. 6,108,703 (the ’703 patent) and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We recorded a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000. As of September 30, 2018, there remained $13,500 due to Akamai under the terms of the settlement and license agreement.
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
On April 9, 2018, we entered into a definitive settlement and patent license agreement where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also require Akamai to pay to Limelight a total of $14,900 over five equal quarterly installments. The second quarterly payment of $2,980 was received in July 2018.
We include litigation expenses in general and administrative expenses as incurred, as reported in the consolidated statement of operations.
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
The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(272)	$(1,756)	$15,035	$(6,718)
Basic weighted average outstanding shares of common stock	112,760	109,342	111,626	108,376
Basic weighted average outstanding shares of common stock	112,760	109,342	111,626	108,376
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	—	8,399	—
Diluted weighted average outstanding shares of common stock	112,760	109,342	120,025	108,376
Basic net income (loss) per share	$—	$(0.02)	$0.13	$(0.06)
Diluted net income (loss) per share:	$—	$(0.02)	$0.13	$(0.06)
For the three and nine months ended September 30, 2018 and 2017, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee stock purchase plan	214	276	—	276
Stock options	5,660	3,002	2,941	1,509
Restricted stock units	2,101	3,145	21	2,808
	7,975	6,423	2,962	4,593
12. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This share repurchase program replaced the $9,500 remaining from the previously announced $15,000 share repurchase program. During the three months ended September 30, 2018, we did not repurchase any shares under the repurchase program. During the nine months ended September 30, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. During the three and nine months ended September 30, 2017, we did not repurchase any shares under the repurchase programs. As of September 30, 2018, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan, and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of September 30, 2018 was approximately 10,706.

Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three months ended September 30, 2018, we did not issue any shares under the ESPP. During the nine months ended September 30, 2018, we issued 250 shares under the ESPP. Total cash proceeds from the purchase of the shares under the ESPP was approximately $1,110. As of September 30, 2018, shares reserved for issuance to employees under this plan totaled 380, and we held employee contributions of $911 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at September 30, 2018. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of September 30, 2018, the board of directors had not adopted any resolutions for the issuance of preferred stock.
13. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2018, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2017	$(8,259)	$(69)	$(8,328)
Other comprehensive (loss) income before reclassifications	(1,187)	38	(1,149)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) income	(1,187)	38	(1,149)
Balance, September 30, 2018	$(9,446)	$(31)	$(9,477)
14. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share-based compensation expense by type:
Stock options	$1,044	$917	$3,151	$2,776
Restricted stock units	2,177	2,075	6,524	6,213
ESPP	200	120	670	453
Total share-based compensation expense	$3,421	$3,112	$10,345	$9,442
Share-based compensation expense:
Cost of services	$352	$352	$1,059	$1,075
General and administrative expense	1,887	1,565	5,666	4,773
Sales and marketing expense	638	611	1,874	1,848
Research and development expense	544	584	1,746	1,746
Total share-based compensation expense	$3,421	$3,112	$10,345	$9,442
Unrecognized share-based compensation expense totaled approximately $17,172 at September 30, 2018, of which $5,443 related to stock options and $11,729 related to restricted stock units. We currently expect to recognize share-based compensation expense of $3,059 during the remainder of 2018, $9,121 in 2019 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at September 30, 2018.
15. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with
Goldman, Sachs & Co., one of the lead underwriters of our initial public offering (IPO), became holders of more than 10% of our common stock. On June 14, 2007, upon the closing of our IPO, all outstanding shares of our Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. Between November 2017 and March 2018, investment partnerships affiliated with Goldman Sachs & Co. LLC and Goldman Sachs Group, Inc. sold 30,272,493 shares that they had acquired upon the conversation of their Series B Preferred Stock at the time of the Company’s IPO in June 2007. As of September 30, 2018, Goldman, Sachs & Co. owned less than 1% of our outstanding common stock. We had no other material related party transactions during the three and nine months ended September 30, 2018 and 2017.
16. Leases and Purchase Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of September 30, 2018, are as follows:

Remainder of 2018	$740
2019	1,705
2020	781
2021	466
2022	55
Thereafter	—
Total minimum payments	$3,747
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and internet service providers. The following summarizes minimum commitments for future periods as of September 30, 2018:

Remainder of 2018	$10,358
2019	18,597
2020	3,312
2021	795
2022	244
Thereafter	—
Total minimum payments	$33,306
17. Concentrations
During the three months ended September 30, 2018, we had one customer, Amazon, who represented 10% or more of our total revenue. During the three months ended September 30, 2017, we had two customers, Amazon and Apple, who each represented 10% or more of our total revenue. During the nine months ended September 30, 2018 and 2017, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $27,823 for the three months ended September 30, 2018, compared to $28,630 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, revenue from customers located within the United States was $88,443, compared to $83,021 for the nine months ended September 30, 2017.
During the three months ended September 30, 2018, based on customer location, we had three countries, the United

States, the United Kingdom, and Japan, that accounted for 10% or more of our total revenue. For the three months ended September 30, 2017, based on customer location, we had two countries, the United States, and the United Kingdom, that accounted for 10% or more of our total revenue. During the nine months ended September 30, 2018, we had two countries, the United States and the United Kingdom, that accounted for 10% or more of our total revenue based on customer location. For the nine months ended September 30, 2017, we had three countries, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenue based on customer location.
18. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended September 30, 2018 and 2017, was $113 and $188, respectively. For the nine months ended September 30, 2018 and 2017, income tax expense was $347 and $448, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three and nine month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2014 through 2016 remain subject to examination by federal tax authorities. Tax years 2013 through 2016 generally remain subject to examination by state tax authorities. As of September 30, 2018, we are not under any federal or state examination for income taxes.
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
At September 30, 2018 we have not yet completed our analysis of the Tax Act; however, in certain circumstances, as described below, we have made a reasonable estimate of the effects of the Tax Act.
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
There were no changes to the provisional amounts recorded as of December 31, 2017. We will consider the revaluation of our deferred balances and the one-time transition tax amount as provisional amounts until we finalize our analysis.
The tax provision incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time. The Tax Act contains several base broadening provisions that became effective on January 1, 2018 that we do not expect to have a material impact on future earnings due to our NOL and valuation allowance position. Also effective for 2018 is a new Global Intangible Low-Taxed Income inclusion (GILTI). There was no impact to income tax expense related to the GILTI as a result of our NOL and valuation allowance position. We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position.

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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Americas	$28,700	58%	$29,485	64%	$92,317	61%	$86,093	63%
EMEA	9,656	20%	9,280	20%	31,156	20%	26,543	20%
Asia Pacific	10,959	22%	7,304	16%	28,205	19%	23,537	17%
Total revenue	$49,315	100%	$46,069	100%	$151,678	100%	$136,173	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country / Region	2018	2017	2018	2017
United States / Americas	27,823	28,630	88,443	83,021
United Kingdom / EMEA	6,590	5,629	21,896	15,207
Japan / Asia Pacific	5,610	4,379	14,841	14,196
The following table sets forth long-lived assets by geographic area in which the assets are located:

	September 30,	December 31,
	2018	2017
Americas	$19,639	$17,119
International	7,753	11,872
Total long-lived assets	$27,392	$28,991
20. Fair Value Measurements
As of September 30, 2018, and December 31, 2017, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at September 30, 2018:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$1,763	$1,763	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	23,957	—	23,957	—
Total assets measured at fair value	$25,760	$1,763	$23,997	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

The following is a summary of fair value measurements at December 31, 2017:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$6,789	$6,789	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	28,404	—	28,404	—
Total assets measured at fair value	$35,233	$6,789	$28,444	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we are a leading provider of digital content delivery, video, cloud security, and edge computing services, empowering customers to provide exceptional digital experiences. Our edge services platform includes a unique combination of global private infrastructure, intelligent software, and expert support services that enable current and future workflows. Our mission is to securely manage and globally deliver digital content, building customer satisfaction through exceptional reliability and performance.
Our delivery services represented approximately 81% of our total revenue during the three and nine months ended September 30, 2018. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
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
During the three months ended September 30, 2018, we had one customer, Amazon, who represented 10% or more of our total revenue. During the three months ended September 30, 2017, we had two customers, Amazon and Apple, who each represented 10% or more of our total revenue. During the nine months ended September 30, 2018 and 2017, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to optimize our data center footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 533 at December 31, 2017, to 551 as of September 30, 2018.
In August 2016, we entered into a settlement and license agreement with Akamai Technologies, Inc. (Akamai) with respect to the U.S. Patent No. 6,108,703 (the ‘703 patent) and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of September 30, 2018, there remained $13,500 due to Akamai under the terms of the settlement and license agreement.
On April 9, 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also require Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. The second quarterly payment of $2,980 was received in July 2018. As of September 30, 2018, there remained $8,940 due from Akamai.
Please see our discussion in Note 10 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for more information on this and other lawsuits.
Based on current conditions, we expect full-year 2018 revenue to be between $200,000 and $203,000. We expect more than a 150 basis point improvement in gross margin for the full year. We expect full-year GAAP earnings per share to be between $0.12 and $0.14, and we expect full-year non-GAAP earnings per share to be between $0.14 and $0.17, and full-year Adjusted EBITDA to be between $35,000 and $37,000. We expect capital expenditures to be below $18,000 for the full year.
The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Revenues	$49,315	100.0%	$46,069	100.0%	$151,678	100.0%	$136,173	100.0%
Cost of revenue	25,280	51.3%	23,793	51.6%	76,116	50.2%	71,352	52.4%
Gross profit	24,035	48.7%	22,276	48.4%	75,562	49.8%	64,821	47.6%
Operating expenses	24,115	48.9%	23,961	52.0%	75,089	49.5%	71,663	52.6%
Operating income (loss)	(80)	(0.2)%	(1,685)	(3.7)%	473	0.3%	(6,842)	(5.0)%
Settlement and patent license income	—	—%	—	—%	14,900	9.8%	—	—%
Total other income (expense)	(79)	(0.2)%	117	0.3%	9	—%	572	0.4%
Income (loss) before income taxes	(159)	(0.3)%	(1,568)	(3.4)%	15,382	10.1%	(6,270)	(4.6)%
Income tax expense	113	0.2%	188	0.4%	347	0.2%	448	0.3%
Net income (loss)	$(272)	(0.6)%	$(1,756)	(3.8)%	$15,035	9.9%	$(6,718)	(4.9)%
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
In our October 18, 2018, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Income (Loss) to Non-GAAP Net Income
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
U.S. GAAP net (loss) income	$(272)	$15,159	$(1,756)	$15,035	$(6,718)
Settlement and patent license income	—	(14,900)	—	(14,900)	—
Share-based compensation	3,421	3,557	3,112	10,345	9,442
Litigation expenses	19	215	863	2,904	4,048
Non-GAAP net income	$3,168	$4,031	$2,219	$13,384	$6,772
Reconciliation of U.S. GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
U.S. GAAP net (loss) income	$(272)	$15,159	$(1,756)	$15,035	$(6,718)
Depreciation and amortization	4,377	4,829	5,109	14,174	15,383
Interest expense	10	7	18	76	42
Interest and other (income) expense	69	87	(135)	(85)	(614)
Income tax expense	113	249	188	347	448
EBITDA	$4,297	$20,331	$3,424	$29,547	$8,541
Settlement and patent license income	—	(14,900)	—	(14,900)	—
Share-based compensation	3,421	3,557	3,112	10,345	9,442
Litigation expenses	19	215	863	2,904	4,048
Adjusted EBITDA	$7,737	$9,203	$7,399	$27,896	$22,031

Critical Accounting Policies and Estimates
Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the nine months ended September 30, 2018, there have been no other significant changes in our critical accounting policies and estimates.
Results of Operations
Revenue
We derive revenue primarily from the sale of our digital content delivery, video, cloud security, and edge computing services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Revenue	$49,315	$46,069	$3,246	7%	$151,678	$136,173	$15,505	11%
Our revenue increased during the three and nine months ended September 30, 2018, versus the comparable 2017 periods primarily due to an increase in our content delivery revenue, which was driven by increases in volumes with certain of our larger customers. During the three months ended September 30, 2018, we experienced a small decrease in average selling price versus the comparable 2017 period, due to customer and product mix. For the nine months ended September 30, 2018, we experienced a small increase in average selling price versus the comparable 2017 period, again due to customer and product mix.
Our active customers worldwide decreased to 667 as of September 30, 2018, compared to 753 as of September 30, 2017. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended September 30, 2018 and 2017, sales to our top 20 customers accounted for approximately 72% and 66%, respectively, of our total revenue. For the nine months ended September 30, 2018 and 2017, sales to our top 20 customers accounted for approximately 72% and 65%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three months ended September 30, 2018, we had one customer, Amazon, who represented 10% or more of our total revenue. During the three months ended September 30, 2017, we had two customers, Amazon and Apple, who each represented 10% or more of our total revenue. During the nine months ended September 30, 2018 and 2017, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Americas	$28,700	58%	$29,485	64%	$92,317	61%	$86,093	63%
EMEA	9,656	20%	9,280	20%	31,156	20%	26,543	20%
Asia Pacific	10,959	22%	7,304	16%	28,205	19%	23,537	17%
Total revenue	$49,315	100%	$46,069	100%	$151,678	100%	$136,173	100%
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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Bandwidth and co-location fees	$14,095	28.6%	$13,166	28.6%	$42,749	28.2%	$39,606	29.1%
Depreciation - network	3,761	7.6%	4,506	9.8%	12,337	8.1%	13,594	10.0%
Payroll and related employee costs	3,991	8.1%	4,183	9.1%	11,979	7.9%	12,536	9.2%
Share-based compensation	352	0.7%	352	0.8%	1,059	0.7%	1,075	0.8%
Other costs	3,081	6.2%	1,586	3.4%	7,992	5.3%	4,541	3.3%
Total cost of revenue	$25,280	51.3%	$23,793	51.6%	$76,116	50.2%	$71,352	52.4%
Our cost of revenue increased in aggregate dollars and decreased as a percentage of total revenue for the three and nine months ended September 30, 2018, versus the comparable 2017 periods. The changes in cost of revenue were primarily a result of the following:

•
Bandwidth expenses, in aggregate dollars, increased due to higher transit costs resulting from increased traffic volumes on our network and expansion into new geographies. As a percentage of total revenue, our bandwidth expenses remained consistent versus the comparable 2017 periods due to renegotiated lower rates with our vendors. Our co-location costs remained consistent in aggregate dollars, but decreased as a percentage of total revenue versus the comparable 2017 periods, due to improved server and operational efficiencies, resulting in additional revenue without corresponding proportional costs.

•	Payroll and related employee costs decreased due to lower variable compensation.

•	Other costs increased primarily due to an increase in international re-seller costs.
We anticipate an improvement in gross margin of more than 150 basis points for the full year 2018 compared to 2017.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Payroll and related employee costs	$2,797	5.7%	$3,312	7.2%	$8,736	5.8%	$9,427	6.9%
Professional fees and outside services	1,602	3.2%	788	1.7%	3,181	2.1%	2,463	1.8%
Share-based compensation	1,887	3.8%	1,565	3.4%	5,666	3.7%	4,773	3.5%
Litigation expenses	19	—%	863	1.9%	2,904	1.9%	4,048	3.0%
Other costs	1,546	3.1%	1,551	3.4%	4,403	2.9%	2,686	2.0%
Total general and administrative	$7,851	15.9%	$8,079	17.5%	$24,890	16.4%	$23,397	17.2%
Our general and administrative expense decreased in aggregate dollars for the three months ended September 30, 2018, versus the comparable 2017 period. For the nine months ended September 30, 2018, our general and administrative expenses increased in aggregate dollars versus the comparable 2017 period. As a percentage of sales, for the three and nine months ended September 30, 2018, our general and administrative expense decreased versus the comparable 2017 periods.
The decrease in aggregate dollars for the three months ended September 30, 2018, versus the comparable 2017 period was primarily driven by reduced litigation expenses due to the settlement of our intellectual property lawsuits and lower payroll and related employee costs due to reduced variable compensation. These decreases were partially off-set by increased professional fees and higher share-based compensation.
The increase in aggregate dollars for the nine months ended September 30, 2018, versus the comparable 2017 period was primarily driven by our receipt of a state sales tax refund in 2017. In addition, we incurred an increase in professional fees and increased share-based compensation. These increases were off-set by decreased litigation expenses, due to the settlement of our intellectual property lawsuits and decreased payroll and related employee costs, primarily due to lower variable compensation.
Excluding litigation expenses, we expect our general and administrative expenses for 2018 to remain consistent with 2017.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Payroll and related employee costs	$6,979	14.2%	$6,239	13.5%	$21,437	14.1%	$18,848	13.8%
Share-based compensation	638	1.3%	611	1.3%	1,874	1.2%	1,848	1.4%
Marketing programs	519	1.1%	498	1.1%	1,662	1.1%	1,519	1.1%
Other costs	1,630	3.3%	1,488	3.2%	5,095	3.4%	4,885	3.6%
Total sales and marketing	$9,766	19.8%	$8,836	19.2%	$30,068	19.8%	$27,100	19.9%
Our sales and marketing expense increased in aggregate dollars for the three and nine months ended September 30, 2018, versus the comparable 2017 periods. For the three months ended September 30, 2018, our sales and marketing expense increased as a percentage of total revenue with the comparable 2017 period. For the nine months ended September 30, 2018, our sales and marketing expense remained consistent as a percentage of total revenue versus the comparable 2017 period.
The increase in sales and marketing expense was primarily as a result of the following:

•	Increased payroll and related employee costs, due to increased headcount and higher variable compensation.

•	Increased marketing spending related to public relations and trade shows.

•	Increased other costs primarily due to increased travel and entertainment, increased facilities costs and higher fees and licenses.
We expect our sales and marketing expenses for 2018 to increase compared to 2017 as we expand our sales force and marketing efforts.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Payroll and related employee costs	$4,127	8.4%	$4,701	10.2%	$13,159	8.7%	$14,309	10.5%
Share-based compensation	544	1.1%	584	1.3%	1,746	1.2%	1,746	1.3%
Other costs	1,211	2.5%	1,158	2.5%	3,389	2.2%	3,322	2.4%
Total research and development	$5,882	11.9%	$6,443	14.0%	$18,294	12.1%	$19,377	14.2%
Our research and development expense decreased in aggregate dollars and decreased as a percentage of total revenue for the three and nine months ended September 30, 2018, versus the comparable 2017 periods. The decrease in aggregate dollars was primarily due to a decrease in payroll and related employee costs due to lower variable compensation and lower average salary expense. Other costs increased due to increased casual labor and other employee costs.
We expect our research and development expenses for 2018 to be lower than 2017 due to the aforementioned reasons.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $616, or 1.2% of revenue, for the three months ended September 30, 2018, versus $603, or 1.3% of revenue, for the comparable 2017 period. For the nine months ended September 30, 2018, depreciation and amortization expense was $1,837, or 1.2% of revenue versus $1,789, or 1.3% of revenue, for the comparable 2017 period.

Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $10 for the three months ended September 30, 2018, versus $18 for the comparable 2017 period. For the nine months ended September 30, 2018, interest expense was $76 versus $42 for the comparable 2017 period. The increase in the nine months ended September 30, 2018 was due to fees associated with the Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015.
Interest Income
Interest income was $177 for the three months ended September 30, 2018, versus $127 for the comparable 2017 period. For the nine months ended September 30, 2018, interest income was $440 versus $365 for the comparable 2017 period. Interest income includes interest earned on invested cash balances and marketable securities.
Settlement and Patent License Income
On April 9, 2018, we entered into a definitive Settlement and Patent License Agreement (the Agreement) where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the Agreement also require Akamai to pay to Limelight a total of $14,900 over five equal quarterly installments. The second quarterly payment of $2,980 was received in July 2018. As of September 30, 2018, there remained $8,940 due from Akamai.
Other Income (Expense)
Other expense was $246 for the three months ended September 30, 2018, versus other income of $8 for the comparable 2017 period. For the nine months ended September 30, 2018, other expense was $355 versus other income of $249 for the comparable 2017 period. For the three and nine months ended September 30, 2018 and 2017, respectively, other income consisted primarily of foreign currency transaction gains and losses and the gain on sale of fixed assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three and nine months ended September 30, 2018, was $113 and $347, respectively, versus $188 and $448 for the comparable 2017 period. Income tax expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of September 30, 2018, our cash, cash equivalents and marketable securities classified as current totaled $52,635. Included in this amount is approximately $5,851 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, accrued settlement and patent license agreement, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of September 30, 2018, there remained $13,500 due to Akamai under the terms of the settlement and license agreement.
On April 9, 2018, we entered into a definitive settlement patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the

Agreement also require Akamai to pay to us a total of $14,900, over five equal quarterly installments. The second quarterly payment of $2,980 was received in July 2018. As of September 30, 2018, there remained $8,940 due from Akamai.
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
The major components of changes in cash flows for the nine months ended September 30, 2018 and 2017, are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities was $16,807 for the nine months ended September 30, 2018, versus net cash provided by operating activities of $8,383 for the comparable 2017 period, an increase of $8,424. Changes in operating assets and liabilities of $(8,068) during the nine months ended September 30, 2018, versus $(11,031) in the comparable 2017 period were primarily due to:

•	accounts receivable decreased $5,781 during the nine months ended September 30, 2018 as a result of timing of collections as compared to a $2,026 increase in the comparable 2017 period;

•
prepaid expenses and other current assets increased $2,530 during the nine months ended September 30, 2018, due to an increase in customer acquisition costs off-set by the amortization of prepaid bandwidth expenses and other prepaid expenses, compared to a $545 decrease in the comparable 2017 period;

•
accounts payable and other current liabilities decreased $2,526 during the nine months ended September 30, 2018, versus an increase of $4,749 for the comparable 2017 period due to timing of vendor payments and the payment of 2017 variable compensation accruals; and

•	net payments for provision for litigation decreased $5,960 as a result of the first two payments received from Akamai under the settlement and patent license agreement.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2018 and 2019. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $5,961 for the nine months ended September 30, 2018, versus net cash used in investing activities of $8,362 for the comparable 2017 period. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the nine months ended September 30, 2018, we made capital expenditures of $10,495 which represented approximately 7% of our total revenue. Our capital expenditures may increase in 2018 compared to 2017, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash used in financing activities was $2,809 for the nine months ended September 30, 2018, versus net cash used in financing activities of $1,371 for the comparable 2017 period. Net cash used in financing activities in the nine months ended September 30, 2018, primarily relates to the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $3,808, the repurchase of our common stock of $3,800, offset by cash received from the exercise of stock options and our employee stock purchase plan of $4,799.
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
As of September 30, 2018, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate.  As of September 30, 2018, and December 31, 2017, respectively, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $18,300 and $10,000, respectively.
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
Under the Fourth Amendment, we are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of September 30, 2018, we were in compliance with all covenants under the Credit Agreement.
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
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This share repurchase program replaced the $9,500 remaining from the previously announced $15,000 share repurchase program. During the nine months ended September 30, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. During the nine months ended September 30, 2017, we did not repurchase any shares under the repurchase programs. As of September 30, 2018, there remained $21,200 under this share repurchase program.
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
The following table presents our contractual obligations and commercial commitments, as of September 30, 2018, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases
Bandwidth leases	$23,251	$18,133	$5,110	$8	$—
Rack space leases	10,055	7,956	1,791	308	—
Real estate leases	3,747	2,182	1,456	109	—
Total operating leases	37,053	28,271	8,357	425	—
Settlement agreement	13,500	13,500	—	—	—
Total commitments	$50,553	$41,771	$8,357	$425	$—
Off Balance Sheet Arrangements
As of September 30, 2018, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit under the Fourth Amendment is at the current prime rate minus 0.25%.  In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of September 30, 2018, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net income (loss) for the year ended December 31, 2017, and the nine months ended September 30, 2018, would have been higher by approximately $1,946 and $1,242, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended September 30, 2018 and 2017, sales to our top 20 customers accounted for approximately 72% and 66%, respectively, of our total revenue. During the three months ended September 30, 2018, we had one customer, Amazon, who represented more than 10% of our total revenue. During the three months ended September 30, 2017, we had two customers, Amazon and Apple, who each represented more than 10% of our total revenue.
For the nine months ended September 30, 2018 and 2017, sales to our top 20 customers accounted for approximately 72% and 65%, respectively, of our total revenue. During the nine months ended September 30, 2018 and 2017, we had one customer, Amazon, who accounted for more than 10% of our total revenue. We anticipate that our top 20 customer concentration levels will remain consistent throughout 2018. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our primary competitors for the content delivery service offering of our include Akamai, Level 3, Amazon, Fastly, CDNetworks, Highwinds and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, as a result of the growth in the content delivery market. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
We face different competitors for our other service offerings. However, the competitive landscape is different from content delivery in this area in that the process of changing vendors can be more costly and complicated for the customer, which could make it difficult for us to attract new customers and increase our market share.
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
We could experience a significant, unplanned disruption, or substantial and extensive degradation of our services, or our network may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption or substantial and extensive degradation in the functioning of our services for any reason would reduce our revenue and could harm our business and results of operations. If such a widespread interruption occurred, or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions, significant degradation, cybersecurity threats, security breaches, or attacks on our internal information technology systems could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.
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
As we further expand our global network and services, and as we refresh our network equipment, we are dependent on significant future growth in demand for our services to justify additional capital expenditures. If we fail to generate significant additional demand for our services, our results of operations will suffer, and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

•	continued price declines arising from significant competition;

•	increasing settlement fees for certain peering relationships;

•	failure to increase sales of our services;

•
increases in electricity, bandwidth and rack space costs or other operating expenses, and failure to achieve decreases in these costs and expenses relative to decreases in the prices we can charge for our services and products;

•	failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than our increase in new customers or our sales to existing customers;

•	failure to increase sales of our services to current customers as a result of their ability to reduce their monthly usage of our services to their minimum monthly contractual commitment;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high quality customers to purchase and implement our current and planned services.
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
The market for our services is characterized by rapidly changing technology, evolving industry standards, and new product and service introductions. Our operating results depend on our ability to understand user preferences or predict industry changes. Our operating results also depend on our ability to modify our solutions and services on a timely basis or develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not successfully execute our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. As prices for content delivery services fall, we will increasingly rely on new product offerings and other service offerings to maintain or increase our gross margins. Failures in execution, delays in bringing new or improved products or services to market, failure to effectively integrate service offerings, or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.
We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from, these customers could significantly harm our results of operations.
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the nine months ended September 30, 2018, sales to our top 20 customers accounted for approximately 72% of our total revenue. During the nine months ended September 30, 2018, we had one customer, Amazon, who represented 10% or more of our total revenue.
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
Rapidly evolving technologies or new business models could cause demand for our services to decline or could cause these services to become obsolete.

Customers, potential customers or third parties may develop technological or business model innovations that address digital delivery requirements in a manner that is, or is perceived to be, equivalent or superior to our service offerings. This is particularly true as our customers increase their operations and begin expending greater resources on delivering their content using third party solutions. If we fail to offer content delivery, video content management and other related services that are competitive to in-sourced solutions, we may lose additional customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.
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
Many of our significant current and potential customers are pursuing emerging or unproven business models, which, if unsuccessful, or ineffective at monetizing delivery of their content, could lead to a substantial decline in demand for our content delivery and other services.
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
Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the effects of other risks discussed in this section, fluctuations in our results of operations may be due to a number of factors, including, among others:

•	our ability to increase sales to existing customers and attract new customers to our content delivery and other services;

•	the addition or loss of large customers, or significant variation in their use of our content delivery and other services;

•	costs associated with current or future intellectual property lawsuits and other lawsuits;

•	service outages or third party security breaches to our platform or to one or more of our customers’ platforms;

•
the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure and the adequacy of available funds to meet those requirements;

•	the timing and success of new product and service introductions by us or our competitors;

•
the occurrence of significant events in a particular period that result in an increase in the use of our content delivery and other services, such as a major media event or a customer’s online release of a new or updated video game or operating system;

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
While we offer our customers a number of services and solutions, we generate the majority of our revenue from charging our customers for the content delivered on their behalf through our global network. We are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Many different factors may have a general tendency to limit or reduce the number of users relying on the Internet for media content, the amount of content consumed by our customers’ users, or the number of providers making this content available on-line, including, among others:

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
As of September 30, 2018, we had a goodwill balance of approximately $76,683, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as HTTP Live Streaming was limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery and other services would decline by customers using these formats. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.
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
Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that they rely on in implementing our business plan. There is increasing competition for talented individuals with the specialized knowledge to deliver our services and this competition affects both our ability to retain key employees and hire new ones. Historically, we have experienced a significant amount of employee turnover, especially with respect to our sales personnel. As a result, a significant number of our sales personnel are relatively new and may need time to become fully productive. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our services, and negatively impact our ability to sell our services.
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

LIMELIGHT NETWORKS, INC.

Date:	October 19, 2018	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)