Form 10-K
period 2018-12-31
Limelight Networks, Inc.
filed 2019-02-01
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $484.2 million based on the last reported sale price of the common stock on the Nasdaq Global Select Market on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of January 25, 2019: 114,245,715 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:

•	our beliefs regarding delivery traffic growth trends and demands for digital content and edge services;

•	our expectations regarding revenue, costs, expenses, gross margin, non-GAAP earnings per share, Adjusted EBITDA and capital expenditures;

•	our plans regarding investing in our content delivery network, as well as other products and technologies;

•	our beliefs regarding the growth of, and competition within, the content delivery industry;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	our expectations regarding headcount;

•	the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;

•	our plans with respect to investments in marketable securities;

•	our expectations and strategies regarding acquisitions;

•	our expectations regarding litigation and other pending or potential disputes;

•	our estimations regarding taxes and belief regarding our tax reserves;

•	our beliefs regarding the use of Non-GAAP financial measures;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	the sufficiency of our sources of funding;

•	our belief regarding our interest rate risk;

•	our beliefs regarding inflation risks;

•	our beliefs regarding expense and productivity of and competition for our sales force; and

•	our beliefs regarding the significance of our large customers.
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

PART I
Item 1.        Business
Overview
Limelight provides digital content delivery, online video delivery, cloud security, edge computing, and cloud storage services. Limelight’s edge services platform includes a globally distributed, high-performance private network, intelligent software, and support services.
The services we provide help our customers optimize and deliver digital content to a wide variety of digital devices. These services provide advanced features to enable digital workflows for live and on-demand video publishing, online gaming, content distribution to any device, and website and web application acceleration. Limelight services incorporate content and application security, file management, video transformation, distributed storage functionality, and the analytics and reporting associated with them. These services leverage our high capacity, high speed private global network, which offers distributed computing resources and extensive connectivity to last-mile broadband network providers, making it well suited to the emerging Internet of Things (IoT) and edge compute workloads where rapid response times are needed.
We derive revenue primarily from the sale of content delivery, video delivery, cloud security, and edge cloud and origin storage services . We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services. In addition, we also maintain relationships with resellers that purchase our services for resale to their end customers.
We provide our services to customers that we believe view internet, mobile, social, and other digital initiatives as critical to their success, including traditional and emerging media companies operating in the television, music, radio, newspaper, magazine, movie, gaming, software, and social media industries, as well as to enterprises, technology companies, and government entities conducting business online. Our offerings enable our customers to deliver a high-quality online experience and thereby improve brand perception, drive revenue, and enhance customer relationships.
We are a Delaware corporation formed in 2001. Our principal executive offices are located at 222 South Mill Avenue, 8th Floor, Tempe, Arizona, 85281, and our main telephone number is (602) 850-5000. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. We began international operations in 2004. As of December 31, 2018, we had approximately 649 active customers and had a presence in approximately 50 countries throughout the world.
We are registered as a reporting company under the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, we file or furnish with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including all exhibits and all amendments to such reports as required by the Exchange Act and the rules and regulations of the SEC (Periodic Reports). The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, such as Limelight Networks, Inc., that file electronically with the SEC. The address of this website is www.sec.gov. You can also contact the SEC by calling 1-800-SEC-0330.
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
Trends Driving Internet Growth
We have identified several trends that point to an internet of the future in which there is a need for global delivery of the highest quality digital experience:

•
Shift to over the top (OTT) consumption for online video. Online video viewership continues to grow, as does the range of devices being used to consume that content. OTT distribution is typically included in major content rights offerings and the range of content available is increasing to incorporate additional and complementary content for distribution online. In our September 2018 State of Online Video consumer report, we found that global consumers watch approximately 6 hours and 45 minutes of online video per week on average, with Millennials far exceeding 8 hours. Viewing habits are shifting as well. There is an increasing use of a multitude of devices to watch online video both inside and outside the home, ranging from computers and tablets to smartphones and streaming devices, and specific video content is now being produced for these devices. Many top-tier content owners have either already launched their content direct-to-consumer (e.g., HBO, CBS, Showtime) or have announced plans to do so. In addition, content owners continue to join forces with media companies (e.g., Sony, Hulu, AT&T) to launch OTT subscription streaming services enabling consumers to bundle together channels for a fraction of the cost of a cable subscription. As consumption of video content shifts to internet-based delivery, we believe this will put an increasing strain on the internet, placing additional pressure on content distributors and service providers to take steps to protect the quality of the end-user experience as this increasing segment of traffic competes with other internet activities, such as browsing websites and downloading digital content.

•
Broadcast Quality Online Video. Online video is rapidly growing towards becoming a primary method by which users consume video content, whether it’s via their personal computers, smartphones, tablets, smart televisions, or other connected devices. Yet, consumers continue to expect the same quality experience online as they would have in viewing broadcast television. This puts a significant burden on publishers to produce not just compelling content, but also to deliver it in a way that meets changing consumer expectations. To keep up, organizations have been forced to increase quality to provide a “broadcast-like” experience. For example, several large-scale online video providers are already streaming video in 4K resolution. In most cases, this requires four times the bandwidth of a traditional high definition stream. We believe that as more content is made available in 4K resolution (coupled with increasing sales of 4K-ready devices like televisions and computer monitors), more consumers will want to consume the higher-quality content, resulting in increased strain on internet architecture and infrastructure.

•
Growth of digital downloads. Consumers are becoming more accustomed to making purchases of movies, music, games, and applications digitally from a variety of retailers with the growing availability of higher bandwidth connections to connected devices. As a result, consumers accept larger download sizes. For example, releases of popular games have topped 50 gigabytes (GBs) in size. As digital purchases of massive files increase, we believe this will cause more strain on the internet’s infrastructure. We believe this will result in additional pressure on organizations and service providers to take steps to avoid congestion, latency, lengthening download times, and increasingly interrupted downloads, all of which we believe would undermine an organization’s ability to deliver the best possible digital experience.

•
Applications and Websites. Organizations are responding to consumer demand for their services to be available online and on their mobile devices by building more interactive and engaging digital experiences. While striving to retain consumers and increase share of wallet through modern design and user experience paradigms, the underlying complexity and range of back-end services modern applications and websites rely on is increasing along with their reliance on imagery and multimedia content to engage consumers. We believe that maintaining application and website performance will be critical for organizations, and that their success and longevity will depend on their ability to deliver the level of performance that users expect. This high performance delivery will become harder as demand for services increases and drives up bandwidth consumption in mobile and fixed networks.

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

Trends Illustrating Consumer Demand for Digital Content
The internet is key for today’s digital business. We believe there are a number of trends that illustrate a demand for digital content, contribute to the overall usage of the internet, increase potential congestion, and highlight the need for a private, global network to meet the level of performance that users expect. We believe these trends are:

•
The continued growth of online video. Consumers are demanding and consuming video, music, and other forms of rich media over the internet. According to Cisco's Visual Networking Index annual report, internet video will account for 82% of consumer internet traffic by 2022. Based on this trend, we expect broadcasters and OTT content distributors will continue to expand their online programming to meet this growing demand and businesses will continue to incorporate video into their digital marketing efforts as a way to further differentiate their message from competitors and generate new opportunities for engagement.

•
Mobile First. We believe that mobile will continue to be increasingly important as a primary method users employ to interact with online content. Mobile devices enable consumers to remain connected and engaged with an organization’s content when they are away from their primary computers or TVs and it’s clear that consumers are employing these devices more often to do so. However, in order for those consumers to remain engaged, the experience must be optimized across devices. An organization’s online content, services and video library has to be accessible regardless of device and provide the same engagement and interaction with those users.

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

•
Increasing use of Edge Computing. While traditional cloud computing architectures offer the ability to centralize the aggregation and processing of data for applications, this centralization introduces latencies that can be problematic for real-time applications that require instant response. To address these limitations, edge computing is being increasingly utilized to process real-time data for applications such as online gaming, safety and security, and IoT inspection and monitoring to solve these issues in a scalable manner. We expect to see continued interest in the creation of platforms that enable applications to be distributed, managed and scaled as so-called “micro-services” and further split down into individual functional elements that are then scaled on demand within edge services platforms.

•
Increasing user expectations for digital experience performance. Applications and websites are becoming increasingly complex, while user expectations of performance are becoming more demanding. We anticipate that these demanding consumer expectations will drive a continued need for website and web application acceleration and security services. The combination of performance expectation coupled with multi-device delivery creates a considerable challenge for most organizations.

•
Increasing need for scalable storage. The amount of data created each year has grown rapidly, and we believe this rapid growth in data production will create demand for flexible and scalable storage mechanisms to support growing libraries of digital content. We anticipate the need for cloud storage to increase because of the growing demand for video and other types of digital content.

•
Global broadband speed increase. With each passing year, the average broadband connection speed is increasing around the world. The continued increase in speed is illustrative of consumer desire to access multimedia content (e.g. online video, game downloads, interactive web applications) through the internet and how integral rich, digital experiences have become the way people conduct their lives on a daily basis.

Requirements for delivering effective digital experiences
We believe the challenges of delivering digital content, particularly related to rich media, dynamic content, and applications over the internet to a wide variety of mobile and connected devices, have created a new set of technical, management, and economic requirements for organizations. We believe those requirements include the following:

•
Ability to scale capacity to handle rapidly accelerating demand. Online businesses must scale delivery of their web presence smoothly as the quantity of their site visitors or audience increases to avoid delays for users. When a large number of users simultaneously access a particular digital content asset such as a video, the operator must be able to meet that surge in demand without making users wait. Rapidly accelerating demand can be related to a single event such as a breaking news story or seasonal shopping or can be spread across an entire library of content, such as when a social media website surges in popularity. The continued increase in video and other rich media consumption and the growing size of digital content objects contributes to concerns that internet bandwidth may be supply constrained in the future.

•
Security. Maintaining effective security is a challenge for any enterprise that operates online. Denial of service attacks, data breaches, viruses, piracy, and other threats can impact companies in many ways, including compromising personal and sensitive information, loss of customer trust and loyalty, loss of revenue, and negative publicity and brand reputation. Businesses require services that employ a number of software and network features to mitigate the risk of unauthorized access to content and network-related attacks against web properties, digital content, and applications. There continues to be an increasing number of high-profile security incidents that raise the awareness and strategic importance of online security.

•
Conditional access to content. Consumers increasingly expect the ability to consume any form of media content online. To meet this expectation, traditional media companies are making their enormous libraries of content, such as television shows and movies, available for viewing online. Content distributors often have regulations with respect to where they can display or store their content due to industry requirements or geographic location. Accordingly, companies require powerful features that enable them to control where content is stored, for how long, and in what regions it can be delivered and viewed.

•
Ability to easily publish and deliver online video. As consumer demand for online video grows, businesses and organizations are adopting video into their marketing messages. However, there are a host of complexities involved in developing and implementing a “video publishing workflow.” Businesses require intuitive tools that enable them to manage their video portfolio and quickly and efficiently publish and deliver their video content at scale with quality performance. Additionally, many businesses require video content to be converted automatically for playback on any mobile device with the opportunity to integrate advertisements.

•
Multi-device delivery. With the increasing popularity of smartphones and tablets, businesses and organizations must ensure that their content, whether dynamic web pages or video, can display properly in mobile formats. However, adding this requirement to existing content publishing workflows can greatly complicate internal processes that may result in delays for making content available to end-users. Additionally, because many mobile devices have separate requirements, businesses will require features for automatically delivering correctly formatted content.

•
Reliability and Consistency. Throughout the path data must traverse to reach a user, problems with the underlying infrastructure supporting the internet can occur. For example, servers can crash or network connections can fail. Network, data center, or service provider outages can mean frustrated users, lost audiences, and missed revenue opportunities. Businesses require a massively redundant network they can depend on to ensure the reliable and consistent delivery of their digital experiences.

Our Services
We believe our powerful edge services platform with its global private IP network, intelligent software, and service and support addresses the trends driving internet growth and the requirements for delivering effective digital experiences. Our primary services include the following:

•
Content delivery. Limelight operates one of the world’s largest private networks with the capacity, coverage, and performance to deliver websites, mobile applications, videos, music, software, games, and APIs quickly, reliably, and securely. We have developed and optimized our own software stack to deliver maximum performance over any connection type with a fully integrated suite of software services.

•
Video delivery. Limelight's live, on-demand video delivery services and online video platform help organizations manage, publish, syndicate, analyze, and monetize video content. Limelight simplifies the process of delivering video to any devices and makes it easy to integrate advertising into online video content.

•
Cloud security. Limelight's cloud security services offer a layered defense against malicious app and website attacks and unauthorized content access. DDoS attack protection defends against denial of service attacks, and Web Application Firewall protection guards against attacks that are intended to compromise the back-end services of applications and web sites, in order to deface, disable or steal data. TLS/SSL capabilities encrypt data so it cannot be intercepted in transit, and multiple content security methods are available so only authorized users have access to content.

•
Edge Cloud. Limelight’s edge cloud provides a fast, scalable, and secure infrastructure for low-latency IoT and edge compute applications. It reduces latencies and enables real time and highly interactive applications by moving processing power from a central point to the network edge.

•
Origin Storage. Limelight offers scalable, redundant, geographically diverse cloud storage with the flexibility and automation to support any content delivery workflow. Limelight simplifies and automates the process of ingesting and managing content while delivering fast performance and high availability.

Limelight Global Network
Our global network provides highly available, highly redundant storage, bandwidth, and computing resources in support of our services and solutions. This architecture, managed by our proprietary software, automatically responds to network and data center outages and disruptions. All of our delivery locations are interconnected via our global network and are connected to multiple internet backbone and broadband internet service provider (ISP) networks. This global network has three main features:

•
Densely configured, high-capacity. Our global private network includes a fiber backbone that connects our delivery Points-of-Presence (PoPs) and enables content to bypass the congested public internet as it is distributed to the end-user. Each Limelight PoP has a high density of fast servers that enable high cache-hit efficiency, providing faster delivery performance.

•
Global Scalability. Limelight's global network infrastructure includes PoPs in more than 40 metropolitan locations in every region of the world. This allows us to cache and deliver content from locations close to where it is being requested. Limelight's network is also directly interconnected with more than 900 major ISPs and last-mile network providers, shortening the distance and number of hops that content needs to take.

•
Intelligent software to manage the network. We have developed proprietary software that manages our global network. This software manages, among other things, the delivery of digital content, the retrieval of dynamic content, storage and retrieval of objects, activity logging, and information reporting.

Sales, Service and Marketing
Our sales and service professionals are located in four offices in the United States with an additional eight office locations in EMEA and Asia Pacific. We target media, high tech, software, gaming, enterprise, and other organizations for which the delivery of digital content is critical to the success of their business.
Our sales and service organization includes employees in telesales and field sales, professional services, account management, and solutions engineering. As of December 31, 2018, we had approximately 141 employees in our sales organization. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train, and retain sufficient sales, technical, and global services personnel, and how well we establish and maintain our distribution and reseller relationships. We believe that the complexity of our services will continue to require highly trained global sales and services personnel.
To support our sales efforts and promote the Limelight brand, we conduct marketing programs. Our marketing strategies include an active public relations campaign, advertisements, events and trade shows, digital marketing activities, strategic alliances, and on-going customer communication programs. As of December 31, 2018, we had 28 employees in our global marketing organization.
Customers
Our customers operate in the media, entertainment, gaming, software, enterprise, retail and other sectors. As of December 31, 2018, we had approximately 649 active customers worldwide, including many widely recognized names in the fields of online video, digital music, news media, games, rich media applications, and software delivery.
For the years ended December 31, 2018 and 2017, respectively, we had one customer, Amazon, who accounted for approximately 30% and 17%, respectively, of our total revenue. For the year ended December 31, 2016, we had no customer who accounted for 10% or more of our total revenue. In the past, the customers that comprise our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
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
The principal methods of competition in this market include scale, performance, service, ease of use, product features, and price. We primarily face competition from Akamai, CenturyLink, Amazon, CDNetworks, Fastly, StackPath, and Verizon Digital Media Services.
Product feature competition is intense, requiring continuous investment in innovation. We believe our future success will depend on our ability to continue to innovate and enhance the performance, integration, and functionality of our existing suite of services and of our global network, and on our ability to add additional services and functionality to meet the market’s increasing expectations regarding digital content delivery and consumer engagement.

We believe our combination of cloud-based software and infrastructure/bandwidth associated with our physical global network solves multiple challenges for customers by removing the need to install, manage, or provision software and hardware to satisfy the requirements for storing and delivering digital content. In addition, the market for digital content delivery can sometimes require multiple vendors to provide customers with a complete set of tools and services to manage and deliver all of their digital content to all audiences as part of a global digital presence. We also believe that in those situations where multiple vendors are required, Limelight offers one of the few CDNs with the scale, performance, and reach required to deliver digital content to global audiences.
Research and Development
Our research and development organization is responsible for the design, development, testing, and certification of the software, hardware, and network architecture of our global network and support of our content delivery and other Limelight solutions. As of December 31, 2018, we had 174 employees and employee equivalents in our research and development group. Our research and development personnel are primarily located in Boston, Massachusetts; Grand Rapids, Michigan; Seattle, Washington; Lviv, Ukraine, and at our headquarters in Tempe, Arizona. Our engineering efforts support product development across all of our service areas, as well as innovation related to the global network itself. We test our services to ensure scalability in times of peak demand. We use internally developed and third-party software to monitor and to improve the performance of our network in the major internet consumer markets around the world where we provide services for our customers. Our research and development expenses were $24,075, $25,342, and $24,335 in 2018, 2017, and 2016, respectively, including stock-based compensation expense of $2,720, $2,322, and $2,104 in 2018, 2017, and 2016, respectively.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations, and contractual protections.
As of December 31, 2018, we had received 128 patents in the United States, expiring between 2023 and 2036, and we had 1 U.S. patent application pending. We do not have any issued patents in foreign countries. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.
As of December 31, 2018, we had received four trademarks in the United States. Our name, Limelight Networks, has been filed for multiple classes in the United States, Australia, Canada, the European Union, India, Japan, South Korea and Singapore. We have 23 non United States trademarks registered. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.
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
Third parties could claim that our products or technologies infringe their proprietary rights. The digital content delivery market is characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that infringement claims may further increase as the number of products, services, and competitors in our market increases. Further, continued success in this market may provide an impetus to those who might use intellectual property litigation as a weapon against us. We have been the target of intellectual property infringement claims in the past and may be the target of such claims by third parties in the future.

We were party to patent litigation with Akamai Technologies, Inc. from 2006 through 2018, when the parties agreed to settle all outstanding legal disputes between the parties. More information about the cases are described in further detail under Note 10 “Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K.
Employees
As of December 31, 2018, we had 563 employees and employee equivalents. Of these, 386 are based in the Americas, 129 are based in EMEA and 48 are based in Asia Pacific. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive.
Executive Officers of the Registrant
Our executive officers and their ages and positions as of January 25, 2019 are as follows:

Name	Age	Position
Robert A. Lento	57	President, Chief Executive Officer and Director
Sajid Malhotra	55	Chief Financial Officer
Michael D. DiSanto	46	Chief Administrative and Legal Officer and Secretary
Kurt Silverman	62	Senior Vice President, Development & Delivery
Tom Marth	54	Senior Vice President, Sales
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
Kurt Silverman has served as our Senior Vice President, Development & Delivery since September 2013. Prior to joining Limelight, Mr. Silverman was CEO and President of Slashsoft Corp., a strategic technology consulting firm for large scale real-time systems from May 2012 until September 2013. Prior to that, Mr. Silverman served as SVP of Development and Delivery for Convergys Information Management Group from August 2011 to May 2012. Prior to that, Mr. Silverman held multiple executive management positions, including most recently as Global CTO and SVP Large Global Accounts at Comverse Networks, Inc., CTO and SVP R&D at CSG International, CTO & VP at Lucent/Bell Labs, and VP Development at Kenan Systems Corporation. Mr. Silverman received both a B.S. and M.S from the Massachusetts Institute of Technology.
Tom Marth has served as our Senior Vice President of Sales since January 2019.  Prior to joining Limelight, Mr. Marth was Regional Vice President at Workday from 2012 to 2017, where he led six sales teams across 15 states. Prior to that he was Group Vice President at Oracle where he took on increasing responsibility for more than 15 years. In addition, Tom has held sales roles at companies including FASCOR and Xerox. He earned a B.S. in Business Administration from Miami University.

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
Our primary competitors for our content delivery service offering of our include Akamai, CenturyLink, Amazon, Fastly, CDNetworks, StackPath, and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, as a result of the growth in the content delivery market. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
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
A significant portion of our revenue is derived collectively from our video delivery services, cloud security, edge cloud, and origin storage services. These services tend to have higher gross margins than our content delivery services. We may not be able to achieve the growth rates in revenue from such services that we or our investors expect or have experienced in the past. If we are unable to achieve the growth rates in revenue that we expect for these service offerings, our revenue and operating results could be significantly and negatively affected.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations. As of December 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, of $186,100 and $126,400, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” can be subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from past ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, under the Tax Cuts and Jobs Act (the Tax Act), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the year ended December 31, 2018, sales to our top 20 customers accounted for approximately 71% of our total revenue. During the year ended December 31, 2018, we had one customer, Amazon, who represented approximately 30% of our total revenue.
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
As of December 31, 2018, we had a goodwill balance of approximately $76,407, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
Our operations are dependent in part upon communications capacity provided by third party telecommunications providers. A material disruption of the communications capacity could harm our results of operations, reputation and customer relations.
We enter into arrangements for private line capacity for our backbone from third party providers. Our contracts for private line capacity generally have terms of three to four years. The communications capacity may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party providers. Also, industry consolidation among communications providers could result in fewer viable market alternatives, which could have an impact on our costs of providing services. Alternative providers are currently available; however, it could be time consuming and expensive to promptly identify and obtain alternative third party connectivity. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity from third party providers on terms commercially acceptable to us or at all, our business and financial results would suffer. Similarly, if we are unable to timely deploy enough network capacity to meet the needs of our customer base or effectively manage the demand for our services, our reputation and relationships with our customers would be harmed, which, in turn, could harm or business, financial condition and results of operations.
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
Our content delivery services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other on-line content to end-users. Some operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks. Such measures may include restricting or prohibiting the use of their networks to support or facilitate our services, or charging increased fees to us, our customers or end-users in connection with our services. In 2015, the U.S. Federal Communications Commission (FCC) released network neutrality and open internet rules that reclassified broadband internet access services as a telecommunications service subject to some elements of common carrier regulation. Among other things, the FCC order prohibited blocking or discriminating against lawful services and applications and prohibited "paid prioritization," or providing faster speeds or other benefits in return for compensation. In 2017, the FCC overturned these rules. As a result, we or our customers could experience increased cost or slower data on these third-party networks.  If we or our customers experience increased cost in delivering content to end users, or otherwise, or if end users perceive a degradation of quality, our business and that of our customers may be significantly harmed. This or other types of interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, thereby harming our revenue and growth.
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
We use certain “open-source” software, the use of which could result in our having to distribute our proprietary software, including our source code, to third parties on unfavorable terms, which could materially affect our business.
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
Because we may need to raise additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. For example, in November 2017 and March 2018, investment entities affiliated with Goldman, Sachs & Co. sold 15,000,000 and 15,272,493 shares of our commons stock, respectively, in two registered public offering. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our global corporate headquarters is located in approximately 32,000 square feet of leased office space in Tempe, Arizona. We also lease space for a data center and warehouse in Phoenix, Arizona. We lease offices in several other locations in the United States and Canada, including in or near Lexington, Kentucky; Boston, Massachusetts; Grand Rapids, Michigan; New York, New York; Seattle, Washington; and Toronto, Canada. We also lease offices in Europe and Asia in or near London, England; Paris, France; Tel Aviv, Israel; Mumbai and Delhi, India; Lviv, Ukraine; Tokyo, Japan; Seoul, Korea; and Singapore. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.
Item 3.        Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 10 “Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.
Item 4.        Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, par value $0.001 per share, trades on The Nasdaq Global Select Market under the symbol “LLNW”.
Holders
As of January 25, 2019, there were 241 holders of record of our common stock.
Dividends
We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.
Issuers Purchases of Equity Securities
None
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2013 and December 31, 2018, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on December 31, 2013 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

This graph assumes an investment on December 31, 2013 of $100 in our common stock (based on the closing sale price of our common stock), and in each of such indices (including the reinvestment of all dividends). Measurement points are to the last trading day for each respective period. The performance shown is not necessarily indicative of future performance.

Item 6.        Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and with “Management Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We took a charge in the year ended December 31, 2016 for the full, undiscounted amount of $54,000, per our accounting policy. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recorded a net decrease to opening accumulated deficit of $1,496 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the costs to obtain a customer contract ($1,129), specifically commissions and upfront incentive payments, and from the recognition of revenue from customers with contracts that contain minimum commitments billed ratably over the contract term ($367). On April 9, 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also required Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. During the year ended December 31, 2018, we recorded $14,900 of settlement and patent license income related to this agreement. All information is presented in thousands, except per share amounts, customer count and where specifically noted.

	Limelight Networks, Inc.
	Year Ended December 31,
	2018	2017	2016	2015	2014
Revenue	$195,670	$184,360	$168,234	$170,912	$162,259
Cost of revenue:
Cost of services (1)	85,920	78,423	78,857	84,818	82,176
Depreciation — network	16,277	18,138	18,032	17,975	16,673
Total cost of revenue	102,197	96,561	96,889	102,793	98,849
Gross profit	93,473	87,799	71,345	68,119	63,410
Operating expenses:
General and administrative (1)	32,372	32,053	30,042	25,027	28,176
Sales and marketing (1)	39,553	36,098	32,945	37,868	37,458
Research and development (1)	24,075	25,342	24,335	28,016	20,965
Depreciation and amortization	2,313	2,376	2,452	2,929	3,529
Provision for litigation	—	—	54,000	—	—
Total operating expenses	98,313	95,869	143,774	93,840	90,128
Operating loss	(4,840)	(8,070)	(72,429)	(25,721)	(26,718)
Other income (expense):
Interest expense	(86)	(80)	(918)	(29)	(32)
Interest income	670	494	123	317	276
Settlement and patent license income	14,900	—	—	—	—
Other, net	(264)	452	(98)	1,748	1,821
Total other income (expense)	15,220	866	(893)	2,036	2,065
Income (loss) from continuing operations before income taxes	10,380	(7,204)	(73,322)	(23,685)	(24,653)
Income tax expense	538	426	603	267	203
Income (loss) from continuing operations	9,842	(7,630)	(73,925)	(23,952)	(24,856)
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	—	—	265
Net income (loss)	$9,842	$(7,630)	$(73,925)	$(23,952)	$(24,591)
Net income (loss) per share:
Basic
Continuing operations	$0.09	$(0.07)	$(0.71)	$(0.24)	$(0.25)
Discontinued operations	—	—	—	—	—
Total	$0.09	$(0.07)	$(0.71)	$(0.24)	$(0.25)
Diluted
Continuing operations	$0.08	$(0.07)	$(0.71)	$(0.24)	$(0.25)
Discontinued operations	—	—	—	—	—
Total	$0.08	$(0.07)	$(0.71)	$(0.24)	$(0.25)
Weighted average shares used in per share calculation:
Basic	112,114	108,814	104,350	100,105	98,365
Diluted	120,010	108,814	104,350	100,105	98,365

(1)Includes share-based compensation as follows:

	Limelight Networks, Inc.
	Year Ended December 31,
	2018	2017	2016	2015	2014
Cost of services	$1,815	$1,450	$1,493	$2,047	$1,956
General and administrative	8,458	6,502	7,070	5,398	4,741
Sales and marketing	2,837	2,470	2,792	2,657	2,317
Research and development	2,720	2,322	2,104	2,236	1,477
Total	$15,830	$12,744	$13,459	$12,338	$10,491

	Limelight Networks, Inc.
	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$50,466	$49,316	$66,187	$73,002	$93,084
Non-current marketable securities	40	40	40	40	40
Working capital	58,273	44,607	56,643	86,080	100,218
Property and equipment, net	27,378	28,991	30,352	36,143	32,636
Total assets	198,925	196,448	208,129	225,627	241,341
Provision for litigation	9,000	18,000	18,000	—	—
Provision for litigation, less current portion	—	9,000	27,000	—	—
Long-term debt, less current portion	—	—	—	1,436	135
Total stockholders’ equity	165,151	144,145	137,568	198,097	212,163

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
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we are a leading provider of digital content delivery, video, cloud security, and edge computing services, empowering customers to provide exceptional digital experiences. Our edge compute services platform includes a unique combination of global private infrastructure, intelligent software, and expert support services that enable current and future workflows. Our mission is to securely manage and globally deliver digital content, building customer satisfaction through exceptional reliability and performance.
Our delivery services represent approximately 80% of our total revenue for the year ended December 31, 2018. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
We operate in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own network. Competition and technology advancements have resulted in declining average selling prices in the industry. We believe continued increases in content delivery traffic growth rates, driven by increased migration of applications and data to the cloud, continued growth rates of mobile device usage, and increased consumption of rich media content and larger file sizes, are all important trends that will continue to outpace declining average selling prices in the industry.
For the years ended December 31, 2018 and 2017, Amazon, accounted for approximately 30% and 17%, respectively, of our total revenue. For the years ended December 31, 2016, we had no customer who accounted for 10% or more of our total revenue.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to optimize our data center footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 533 at December 31, 2017, to 563 as of December 31, 2018.
On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of December 31, 2018, there remained $9,000 due to Akamai under the terms of the settlement and license agreement.

On April 9, 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also require Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. As of December 31, 2018, there remained $5,960 due from Akamai.

Please see our discussion in Note 10 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for more information on this and other lawsuits.
Based on current conditions, we expect 2019 revenue to be between $215,000 and $225,000. We expect GAAP earnings per share of between break-even and $0.10. We expect non-GAAP earnings per share of between $0.10 and $0.20 per share, and adjusted EBITDA of between $30,000 and $40,000. In addition, we expect capital expenditures to be between $20,000 and $24,000 for the full year.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars and as a percentage of total revenue).

	Year Ended December 31,
	2018		2017		2016
Revenue	$195,670	100.0%	$184,360	100.0%	$168,234	100.0%
Cost of revenue	102,197	52.2%	96,561	52.4%	96,889	57.6%
Gross profit	93,473	47.8%	87,799	47.6%	71,345	42.4%
Operating expenses	98,313	50.2%	95,869	52.0%	89,774	53.4%
Provision for litigation	—	—%	—	—%	54,000	32.1%
Operating loss	(4,840)	(2.5)%	(8,070)	(4.4)%	(72,429)	(43.1)%
Settlement and patent license income	14,900	7.6%	—	—%	—	—%
Total other income (expense)	320	0.2%	866	0.5%	(893)	(0.5)%
Income (loss) before income taxes	10,380	5.3%	(7,204)	(3.9)%	(73,322)	(43.6)%
Income tax expense	538	0.3%	426	0.2%	603	0.4%
Net income (loss)	$9,842	5.0%	$(7,630)	(4.1)%	$(73,925)	(43.9)%

Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net income (loss), adjusted to exclude the settlement and patent license income, provision for litigation, share-based compensation, litigation expenses and amortization of intangible assets. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net income (loss), adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude the settlement and patent license income, provision for litigation, share-based compensation and litigation expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our January 30, 2019, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	these measures do not reflect changes in, or cash requirements for, our working capital needs;

•	Non-GAAP net income (loss) and Adjusted EBITDA do not reflect the cash requirements necessary for litigation costs, including provision for litigation and litigation expenses;

•	these measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur;

•	these measures do not reflect income taxes or the cash requirements for any tax payments;

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
Reconciliation of U.S. GAAP Net Income (Loss) to Non-GAAP Net Income
(Unaudited)

	Year Ended December 31,
	2018	2017	2016
U.S. GAAP net income (loss)	$9,842	$(7,630)	$(73,925)
Settlement and patent license income	(14,900)	—	—
Provision for litigation	—	—	54,000
Share-based compensation	15,830	12,744	13,459
Litigation expenses	2,907	5,518	7,284
Amortization of intangible assets	—	—	14
Non-GAAP net income	$13,679	$10,632	$832

Reconciliation of U.S. GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Year Ended December 31,
	2018	2017	2016
U.S. GAAP net income (loss)	$9,842	$(7,630)	$(73,925)
Depreciation and amortization	18,590	20,514	20,484
Interest expense	86	80	918
Interest and other (income) expense	(406)	(946)	(25)
Income tax expense	538	426	603
EBITDA	$28,650	$12,444	$(51,945)
Settlement and patent license income	(14,900)	—	—
Provision for litigation	—	—	54,000
Share-based compensation	15,830	12,744	13,459
Litigation expenses	2,907	5,518	7,284
Adjusted EBITDA	$32,487	$30,706	$22,798
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
Revenue Recognition
    Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
    Our customers generally execute contracts with terms of one year or longer, which are referred to as recurring revenue contracts or long-term contracts. These contracts generally allow the customer access to our network and commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment, or are entirely usage based. We define usage as customer data sent or received using our content delivery service, or content that is hosted or cached by us at the request or direction of our customers. For contracts that contain minimum monthly commitments, we recognize revenue equal to the greater of the minimum monthly committed amount or actual usage, if actual usage exceeds the monthly committed amount.
For contracts that contain minimum commitments over the contractual term (greater than monthly), we evaluate the amount of variable consideration by using either the expected value method or the most likely amount method. Generally, we we believe the expected value method represents the most appropriate estimate of the amount of variable consideration. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. These customers have entered into contracts with contract terms generally from one to four years. We recognized revenue of approximately $8,300 during the year ended December 31, 2018, related to these types of contracts with our customers.
As of December 31, 2018, we have approximately $6,500 of fixed consideration related to remaining unsatisfied performance obligations. We expect to recognize approximately 80% of the remaining unsatisfied performance obligations in 2019, approximately 20% in 2020 with an immaterial amount thereafter.
We may charge the customer an installation fee when services are first activated. We do not charge installation fees for contract renewals. Installation fees are not distinct within the context of the overall contractual commitment with the customer to perform our content delivery service and are therefore recognized initially as deferred revenue and recognized as revenue ratably over the estimated life of the customer.

We also derive revenue from services and events sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.
Costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Effective January 1, 2018, these payments have been capitalized on our consolidated balance sheets and amortized over the expected life of the customer.
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
Judgment may be required in determining whether products or services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term. We have determined that generally most of our products and services do not constitute an individual service offering to our customers, as our promise to the customer is to provide a complete edge services platform, and therefore have concluded that it represents a single performance obligation. We have determined that professional services and hardware sales represent separate performance obligations from that of our edge services platform.
Consideration is allocated to the performance obligations using the relative standalone selling price method. Generally, arrangements with performance obligations are provided over the same contract period, and therefore, revenue is recognized over the same period.
We determine standalone selling price by evaluating the overall pricing objectives and market conditions. Consideration included our discounting practices, the size and volume of our transactions, the area where services are sold, price lists, historical sales and contract prices.
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
The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of the annual impairment testing date of October 31, 2018, we determined that goodwill was not impaired. We noted that the estimated fair value of our reporting unit exceeded carrying value by approximately $443,083 or 271%, using the market capitalization plus an estimated control premium of 33% on the annual impairment testing date. There were no indicators of impairment subsequent to the annual impairment testing date.
As of December 31, 2018, we have no other unamortized intangible assets. However, in prior years, our other intangible assets represented existing technologies and customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
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
Uncertainty in income taxes is recognized in our financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our unrecognized tax benefit from uncertain tax positions decreased by $17 from January 1, 2018 to December 31, 2018. We anticipate that our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settling potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change. We recognize interest and penalties related to unrecognized tax benefits in our tax provision.
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
At December 31, 2018, we have completed our analysis of the Tax Act.
Income tax expense for the year ending December 31, 2017 included a provisional amount of $41 tax benefit related to the re-measurement of a deferred tax liability on a long-lived asset. The remaining impact from the re-measurement of our net U.S. deferred tax asset at the lower 21% rate was offset by the valuation allowance. During 2018, this amount was finalized and no additional adjustment was required to be made.

The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for all of our foreign subsidiaries. The transition tax that we calculated resulted in an immaterial amount of additional federal taxable income. The additional taxable income from the transition tax was offset by net operating losses and did not result in cash taxes payable. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed earnings not subject to the transition tax and additional outside basis difference in these entities (i.e. basis difference in excess of that subject to the one-time transition tax) is not practicable.
The Tax Act contains several base broadening provisions that became effective on January 1, 2018 that did not have a material impact on future earnings due to our net operating loss (NOL) and valuation allowance position. Also effective for 2018 is a new Global Intangible Low-Taxed Income inclusion (GILTI). The GILTI did not have a material impact on our 2018 earnings due to our NOL and valuation allowance position.
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
Results of Continuing Operations
Comparison of the Years Ended December 31, 2018 and 2017
Revenue
We derive revenue primarily from the sale of our digital content delivery, video delivery, cloud security, edge cloud and origin storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the year ended December 31, 2018, compared to December 31, 2017:

	Year Ended December 31,
			Increase	Percent
	2018	2017	(Decrease)	Change
Revenue	$195,670	$184,360	$11,310	6.1%
Our revenue increased during the year ended December 31, 2018, versus 2017 primarily due to an increase in our content delivery revenue, which was driven by increases in volumes with certain of our larger customers. For the year ended December 31, 2018, we experienced an increase in average selling price versus the comparable 2017 period, primarily due to customer and product mix.

Our active customers worldwide decreased to 649 as of December 31, 2018, compared to 717 as of December 31, 2017. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the years ended December 31, 2018 and 2017, sales to our top 20 customers accounted for approximately 71% and 66%, respectively of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the years ended December 31, 2018 and 2017, Amazon represented approximately 30% and 17%, respectively, of our total revenue.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2018		2017
Americas	$118,462	61%	$116,112	63%
EMEA	38,015	19%	37,212	20%
Asia Pacific	39,193	20%	31,036	17%
Total revenue	$195,670	100%	$184,360	100%
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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2018		2017
Bandwidth and co-location fees	$57,118	29.2%	$54,033	29.3%
Depreciation - network	16,277	8.3%	18,138	9.8%
Payroll and related employee costs	15,532	7.9%	16,651	9.0%
Share-based compensation	1,815	0.9%	1,450	0.8%
Other costs	11,455	5.9%	6,289	3.4%
Total cost of revenue	$102,197	52.2%	$96,561	52.4%
Our cost of revenue increased in aggregate dollars and remained consistent as a percentage of revenue for the year ended December 31, 2018, versus 2017 primarily as a result of the following:

•
Bandwidth expenses, in aggregate dollars, increased due to higher transit costs resulting from increased traffic volumes on our network and expansion into new geographies. As a percentage of total revenue, our bandwidth expenses remained consistent versus the comparable 2017 period due to renegotiated lower rates with our vendors. Our co-location costs remained consistent in aggregate dollars, but slightly decreased as a percentage of total revenue versus the comparable 2017 period due to improved server and operational efficiencies, resulting in additional revenue without corresponding proportional co-location costs.

•	Depreciation - network decreased due to the lower levels of capital expenditures over the last several years.

•	Payroll and related employee costs decreased due to lower variable compensation.

•	Other costs increased primarily due to an increase in international re-seller costs.

General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2018		2017
Payroll and related employee costs	$10,614	5.4%	$12,521	6.8%
Professional fees and outside services	4,145	2.1%	3,213	1.7%
Share-based compensation	8,458	4.3%	6,502	3.5%
Litigation expenses	2,907	1.5%	5,518	3.0%
Other costs	6,248	3.2%	4,299	2.3%
Total general and administrative	$32,372	16.5%	$32,053	17.4%
Our general and administrative expense increased in aggregate dollars and decreased as a percentage of total revenue for the year ended December 31, 2018, versus 2017. The increase in aggregate dollars was primarily driven by our receipt of a state sales tax refund in 2017. In addition, we incurred an increase in professional fees and increased share-based compensation. The increase in share-based compensation is primarily the result of converting a portion of our annual corporate incentive bonus program to Company stock instead of cash to align the goals of our employee compensation with that of our shareholders. These increases were offset by decreased litigation expenses, due to the settlement of our intellectual property lawsuits and decreased payroll and related employee costs primarily due to lower variable compensation.
We expect our general and administrative expenses for 2019 to remain consistent in aggregate dollars compared to 2018, but to decrease as a percentage of revenue.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2018		2017
Payroll and related employee costs	$27,717	14.2%	$25,064	13.6%
Share-based compensation	2,837	1.4%	2,470	1.3%
Marketing programs	2,169	1.1%	2,002	1.1%
Other costs	6,830	3.5%	6,562	3.6%
Total sales and marketing	$39,553	20.2%	$36,098	19.6%
Our sales and marketing expense increased in aggregate dollars and increased as a percentage of total revenue for the year ended December 31, 2018, versus 2017. The increase in sales and marketing expense was primarily as a result of increased payroll and related employee costs, due to increased headcount, partially offset by lower variable compensation.
We expect our sales and marketing expenses for 2019 to increase compared with 2018 as we expand our sales force and marketing efforts.

Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2018		2017
Payroll and related employee costs	$16,710	8.5%	$18,647	10.1%
Share-based compensation	2,720	1.4%	2,322	1.3%
Other costs	4,645	2.4%	4,373	2.4%
Total research and development	$24,075	12.3%	$25,342	13.7%
Our research and development expense decreased in aggregate dollars and decreased as a percentage of total revenue for the year ended December 31, 2018, versus 2017. The decrease in aggregate dollars was primarily due to a decrease in payroll and related employee costs due to lower variable compensation and lower average salary expense. The increase in share-based compensation is primarily the result of converting a portion of our annual corporate incentive bonus program to Company stock instead of cash to align the goals of our employee compensation with that of our shareholders.
We expect our research and development expenses for 2019 to increase slightly in aggregate dollars compared to 2018, but remain consistent as a percentage of revenue.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $2,313, or 1.2% of revenue, for the year ended December 31, 2018, versus $2,376, or 1.3% of revenue for 2017. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $86 for the year ended December 31, 2018, versus $80 for 2017. This increase was due to fees associated with the Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. See Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for additional information related to our Credit Agreement.
Interest Income
Interest income was $670 for the year ended December 31, 2018 versus $494 for 2017. Interest income includes interest earned on invested cash balances and marketable securities.
Settlement and Patent License Income
On April 9, 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also require Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. As of December 31, 2018, there remained $5,960 due from Akamai.
Other Income (Expense)
Other expense was $264 for the year ended December 31, 2018, versus other income of $452 for 2017. For the years ended December 31, 2018 and 2017, respectively, other income consisted primarily of foreign currency transaction gains and losses and the gain on sale of fixed assets.
Income Tax Expense
Income tax expense for the year ended December 31, 2018, was $538 versus $426 for 2017. Income tax expense on net income (loss) before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
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
Income tax expense for the year ending December 31, 2017 includes a $41 tax benefit related to the re-measurement of a deferred tax liability on a long-lived asset resulting from the federal corporate rate reduction to 21%. The remaining impact from the re-measurement of our net U.S. deferred tax asset at the lower 21% rate was offset by the valuation allowance. During 2018, this amount was finalized and no additional adjustment was required to be made.
Comparison of the Years Ended December 31, 2017 and 2016
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
During the year ended December 31, 2017, Amazon represented 17% of our total revenue. During the year ended December 31, 2016, we had no customer who represented 10% or more of our total revenue.
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
Liquidity and Capital Resources
As of December 31, 2018, our cash, cash equivalents and marketable securities classified as current totaled $50,466. Included in this amount is approximately $4,822 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of December 31, 2018, there remained $9,000 due to Akamai under the terms of the settlement and license agreement.
On April 9, 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also require Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. As of December 31, 2018, there remained $5,960 due from Akamai.
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
The major components of changes in cash flows for the years ended December 31, 2018, 2017, and 2016 are discussed in the following paragraphs.

Operating Activities
Net cash provided by operating activities was $19,722 for the year ended December 31, 2018, versus $5,498 for 2017, an increase of $14,224. Changes in operating assets and liabilities of $(10,375) during the year ended December 31, 2018, versus $(21,425) in 2017 were primarily due to:

•	accounts receivable decreased $5,438 during the year ended December 31, 2018 as a result of timing of collections as compared to a $5,912 increase in the comparable 2017 period;

•
prepaid expenses and other current assets increased $2,466 during the year ended December 31, 2018, due to an increase in customer acquisition costs off-set by the amortization of prepaid bandwidth expenses and other prepaid expenses, compared to a $342 increase in the comparable 2017 period;

•
accounts payable and other current liabilities decreased $4,333 during the year ended December 31, 2018, versus a increase of $4,019 for the comparable 2017 period due to timing of vendor payments and the payment of 2017 variable compensation accruals; and

•	net payments for provision for litigation decreased by $8,940 as a result of the payments received from Akamai under the settlement and patent license agreement.
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

Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2019 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $12,744 for the year ended December 31, 2018, versus $4,802 for 2017 and $25,373 for the year ended December 31, 2016. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During 2018, we made capital expenditures of $16,113, which represented approximately 8% of our total revenue. We currently expect an increase in capital expenditures in 2019 compared to 2018, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash used in financing activities was $2,420 for the year ended December 31, 2018, versus $1,848 for 2017. Net cash used in financing activities in the year ended December 31, 2018, primarily relates to payments of employee tax withholdings related to the net settlement of vested restricted stock units of $4,793, the repurchase of our common stock of $3,800, offset by cash received from the exercise of stock options and our employee stock purchase plan of $6,173.
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
As of December 31, 2018, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate.  As of December 31, 2018 and 2017, respectively, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000 and $10,000, respectively.
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
Under the Fourth Amendment, we are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of December 31, 2018, we were in compliance with all covenants under the Credit Agreement.
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
Capital leases
We occasionally acquire equipment under capital lease agreements. The outstanding balance for capital leases was approximately $1,902 as of December 31, 2015. During the year ended December 31, 2016, we paid $4,236, which represented the outstanding balance for all capital lease obligations at that time. As of December 31, 2018, 2017 and 2016, respectively, we had no outstanding capital lease obligations.
Share repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This share repurchase program replaced the $9,500 remaining from the previously announced $15,000 share repurchase program. During the year ended December 31, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. During the years ended December 31, 2017 and 2016, respectively, we did not repurchase any shares under the repurchase programs. As of December 31, 2018, there remained $21,200 under this share repurchase program.

Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for operating agreements, primarily office facilities, bandwidth, and computer rack space. These commitments expire on various dates ranging from 2019 to 2022. We expect that the growth of our business will require us to continue to add to and increase our long-term commitments in 2019 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
The following table presents our contractual obligations and commercial commitments, as of December 31, 2018 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Agreements
Bandwidth	$19,492	$16,367	$3,123	$2	$—
Co-location	7,419	5,711	1,466	242	—
Real estate leases	4,360	2,266	2,039	55	—
Total operating agreements	31,271	24,344	6,628	299	—
Settlement agreement	9,000	9,000	—	—	—
Total commitments	$40,271	$33,344	$6,628	$299	$—
Off Balance Sheet Arrangements
As of December 31, 2018, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Standards.”
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit under the Fourth Amendment is at the current prime rate minus 0.25%.  In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of December 31, 2018, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net income for the year ended December 31, 2018, would have been lower by approximately $1,563. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2018, 2017, and 2016, sales to our top 20 customers accounted for approximately 71%, 66% and 62%, respectively, of our total revenue. During 2018 and 2017, Amazon represented approximately 30% and 17%, respectively, of our total revenue. During 2016, we had no customer who represented 10% or more of our total revenue. In 2019, we anticipate that our top 20 customer concentration levels will remain consistent with 2018. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

Item 8.        Financial Statements and Supplementary Data
LIMELIGHT NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Limelight Networks, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 31, 2019 expressed an unqualified opinion thereon.

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
Phoenix, Arizona
January 31, 2019

Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$25,383	$20,912
Marketable securities	25,083	28,404
Accounts receivable, net	26,041	32,381
Income taxes receivable	122	98
Prepaid expenses and other current assets	14,789	5,397
Total current assets	91,418	87,192
Property and equipment, net	27,378	28,991
Marketable securities, less current portion	40	40
Deferred income taxes	1,462	1,506
Goodwill	76,407	77,054
Other assets	2,220	1,665
Total assets	$198,925	$196,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,216	$4,439
Deferred revenue	1,883	1,187
Income taxes payable	124	452
Provision for litigation	9,000	18,000
Other current liabilities	12,922	18,507
Total current liabilities	33,145	42,585
Deferred income taxes	152	144
Deferred revenue, less current portion	42	16
Provision for litigation, less current portion	—	9,000
Other long-term liabilities	435	558
Total liabilities	33,774	52,303
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 114,246 and 110,824 shares issued and outstanding at December 31, 2018 and 2017, respectively	114	111
Additional paid-in capital	513,682	502,312
Accumulated other comprehensive loss	(10,033)	(8,328)
Accumulated deficit	(338,612)	(349,950)
Total stockholders’ equity	165,151	144,145
Total liabilities and stockholders’ equity	$198,925	$196,448
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue	$195,670	$184,360	$168,234
Cost of revenue:
Cost of services (1)	85,920	78,423	78,857
Depreciation — network	16,277	18,138	18,032
Total cost of revenue	102,197	96,561	96,889
Gross profit	93,473	87,799	71,345
Operating expenses:
General and administrative	32,372	32,053	30,042
Sales and marketing	39,553	36,098	32,945
Research and development	24,075	25,342	24,335
Depreciation and amortization	2,313	2,376	2,452
Provision for litigation	—	—	54,000
Total operating expenses	98,313	95,869	143,774
Operating loss	(4,840)	(8,070)	(72,429)
Other income (expense):
Interest expense	(86)	(80)	(918)
Interest income	670	494	123
Settlement and patent license income	14,900	—	—
Other, net	(264)	452	(98)
Total other income (expense)	15,220	866	(893)
Income (loss) before income taxes	10,380	(7,204)	(73,322)
Income tax expense	538	426	603
Net income (loss)	$9,842	$(7,630)	$(73,925)
Net income (loss) per share:
Basic	$0.09	$(0.07)	$(0.71)
Diluted	$0.08	$(0.07)	$(0.71)
Weighted average shares used in per share calculation:
Basic	112,114	108,814	104,350
Diluted	120,010	108,814	104,350
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$9,842	$(7,630)	$(73,925)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	28	59	(84)
Foreign exchange translation (loss) gain	(1,733)	2,651	(142)
Other comprehensive (loss) gain, net of tax	(1,705)	2,710	(226)
Comprehensive income (loss)	$8,137	$(4,920)	$(74,151)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2015	102,299	$102	$477,202	$(10,812)	$(268,395)	$198,097
Net loss	—	—	—	—	(73,925)	(73,925)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(84)	—	(84)
Foreign currency translation adjustment, net of taxes	—	—	—	(142)	—	(142)
Exercise of common stock options	850	—	1,243	—	—	1,243
Vesting of restricted stock units	3,753	4	(4)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(1,167)	—	(1,979)	—	—	(1,979)
Issuance of common stock under employee stock purchase plan	1,324	1	1,497	—	—	1,498
Share-based compensation	—	—	12,860	—	—	12,860
Balance at December 31, 2016	107,059	$107	490,819	(11,038)	(342,320)	137,568
Net loss	—	—	—	—	(7,630)	(7,630)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	59	—	59
Foreign currency translation adjustment, net of taxes	—	—	—	2,651	—	2,651
Exercise of common stock options	384	—	1,074	—	—	1,074
Vesting of restricted stock units	4,004	4	(4)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(1,310)	(1)	(4,496)	—	—	(4,497)
Issuance of common stock under employee stock purchase plan	687	1	1,573	—	—	1,574
Share-based compensation	—	—	13,346	—	—	13,346
Balance at December 31, 2017	110,824	$111	502,312	(8,328)	(349,950)	144,145
Cumulative effect of accounting change	—	—	—	—	1,496	1,496
Net income	—	—	—	—	9,842	9,842
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	28	—	28
Foreign currency translation adjustment, net of taxes	—	—	—	(1,733)	—	(1,733)
Exercise of common stock options	1,479	1	4,021	—	—	4,022
Vesting of restricted stock units	3,501	3	(3)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(1,154)	(1)	(4,792)	—	—	(4,793)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Issuance of common stock under employee stock purchase plan	596	1	2,150	—	—	2,151
Purchases of common stock	(1,000)	(1)	(3,799)	—	—	(3,800)
Share-based compensation	—	—	13,793	—	—	13,793
Balance at December 31, 2018	114,246	$114	$513,682	$(10,033)	$(338,612)	$165,151

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net income (loss)	$9,842	$(7,630)	$(73,925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,590	20,514	20,484
Share-based compensation	15,830	12,744	13,459
Settlement and patent license income	(14,900)	—	—
Accrual of provision for litigation	—	—	54,000
Foreign currency remeasurement (gain) loss	(162)	798	585
Deferred income taxes	17	(325)	170
Gain on sale of property and equipment	(137)	(410)	(514)
Accounts receivable charges	902	949	137
Amortization of premium on marketable securities	115	283	67
Realized loss on sale of marketable securities	—	—	32
Changes in operating assets and liabilities:
Accounts receivable	5,438	(5,912)	(760)
Prepaid expenses and other current assets	(2,466)	(342)	4,648
Income taxes receivable	(31)	38	39
Other assets	(558)	270	580
Accounts payable and other current liabilities	(4,333)	4,019	(1,757)
Deferred revenue	1,089	(957)	(822)
Income taxes payable	(333)	249	(8)
Payments related to litigation, net	(9,060)	(18,000)	(9,000)
Other long term liabilities	(121)	(790)	(857)
Net cash provided by operating activities	19,722	5,498	6,558
Investing activities
Purchases of marketable securities	(20,631)	(14,930)	(45,629)
Sale and maturities of marketable securities	23,865	30,756	29,315
Purchases of property and equipment	(16,113)	(20,725)	(9,563)
Proceeds from sale of property and equipment	135	97	504
Net cash used in investing activities	(12,744)	(4,802)	(25,373)
Financing activities
Principal payments on capital lease obligations	—	—	(4,685)
Payment of employee tax withholdings related to restricted stock vesting	(4,793)	(4,496)	(1,982)
Cash paid for purchase of common stock	(3,800)	—	—
Proceeds from employee stock plans	6,173	2,648	2,743
Net cash used in financing activities	(2,420)	(1,848)	(3,924)
Effect of exchange rate changes on cash and cash equivalents	(87)	330	(207)
Net increase (decrease) in cash and cash equivalents	4,471	(822)	(22,946)
Cash and cash equivalents, beginning of year	20,912	21,734	44,680
Cash and cash equivalents, end of year	$25,383	$20,912	$21,734
Supplement disclosure of cash flow information
Cash paid during the year for interest	$87	$44	$720
Cash paid during the year for income taxes, net of refunds	$892	$486	$542
Property and equipment acquired through capital leases	$—	$—	$2,659
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2018
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
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this annual report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any future periods.
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
The functional currency of our international subsidiaries is the local currency. Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the years ended December 31, 2018, 2017, and 2016, we recorded foreign currency translation gains (losses) of $(1,733), $2,651, and $(142), respectively, in our statements of comprehensive income (loss).
Our entities occasionally transact in currencies other than their functional currencies. Assets denominated in foreign currencies other than that of the functional currency of the entity are remeasured at period-end exchange rates. Foreign currency-based revenue and expense transactions are measured at transaction date exchange rates. During the years ended December 31, 2018, 2017, and 2016, we recorded a foreign currency re-measurement gain (loss) of approximately $(405), $41, and $(982), respectively, in other income (expense) in the consolidated statements of operations.
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
We recorded a net decrease to opening accumulated deficit of $1,496 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the costs to obtain a customer contract ($1,129), specifically commissions and upfront incentive payments, and from the recognition of revenue from customers with contracts that contain minimum commitments (greater than monthly) billed ratably over the contract term ($367).
Costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments have been capitalized on our consolidated balance sheets and amortized over the expected life of the customer. The impact to sales and marketing expense for the year ended December 31, 2018 was not material as a result of applying Topic 606. As of December 31, 2018, prepaid commissions were $1,467, with the short term portion of $870 included in prepaid expenses and other current assets, and the long term portion of $597 included in other assets.
For customers with contracts that contain minimum commitments (greater than monthly) billed ratably over the contract term, previously, we either accrued or deferred revenue based on actual usage. Under Topic 606, we are required to evaluate the impact of estimating variable consideration related to these types of contracts. We use the expected value method to estimate the total revenue of the contract, constrained by the probability that there would not be a significant revenue reversal in a future period, and recognize a pro-rata share of the total revenue of the contract each month. We continue to evaluate the expected revenue over the term of the contract and adjust revenue recognition as appropriate. The impact to revenues for the year ended December 31, 2018 was an increase of $665, as a result of applying Topic 606.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-11, which amends the guidance to add a method of adoption whereby the issuer may elect to recognize a cumulative-effect adjustment at the beginning of the period of adoption. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of the identified asset for a period of time, the customer has to have both (1) the right to obtain substantially all of the economic benefits from the use of the identified asset and (2) the right to direct the use of the identified asset, a contract does not contain an identified asset if the supplier has a substantive right to substitute such asset ("the leasing criteria"). Upon review of our co-location and bandwidth arrangements, we have preliminarily determined that such arrangements did not meet the leasing criteria, and therefore, we will not include these commitments in our right-of-use asset and lease liability on our balance sheet. We have preliminarily determined that our real estate leases with terms in excess of one year and do not include an option to purchase the underlying asset, do meet the leasing criteria, and will be treated similar to current operating lease accounting.
We plan to adopt the standard effective January 1, 2019, applying the package of practical expedients to leases that commenced before the effective date whereby we will elect to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We expect to record lease right of use assets and related liabilities on our balance sheet of approximately $4 million related to our operating leases. We have no financing leases. We expect no change to our consolidated statements of operations or cash flows.

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
In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this updated guidance are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We will adopt this guidance effective January 1, 2019. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.
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
In August 2018, the FASB issued ASU 2018-15, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. This guidance will become effective for us in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. We do not plan to early adopt this ASU, and are currently evaluating the impact that this guidance will have upon our financial position and results of operations, if any.
Revenue Recognition
    Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
    Our customers generally execute contracts with terms of one year or longer, which are referred to as recurring revenue contracts or long-term contracts. These contracts generally allow the customer access to our network and commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment, or are entirely usage based. We define usage as customer data sent or received using our content delivery service, or content that is hosted or cached by us at the request or direction of our customers. For contracts that contain minimum monthly commitments, we recognize revenue equal to the greater of the minimum monthly committed amount or actual usage, if actual usage exceeds the monthly committed amount pursuant to Topic 606.
For contracts that contain minimum commitments over the contractual term (greater than monthly), we evaluate the amount of variable consideration by using either the expected value method or the most likely amount method. Generally, we we believe the expected value method represents the most appropriate estimate of the amount of variable consideration. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. These customers have entered into contracts with contract terms generally from one to four years. We recognized revenue of approximately $8,300 during the year ended December 31, 2018, related to these types of contracts with our customers.

As of December 31, 2018, we have approximately $6,500 of fixed consideration related to remaining unsatisfied performance obligations. We expect to recognize approximately 80% of the remaining unsatisfied performance obligations in 2019, 20% in 2020 with an immaterial amount thereafter.
    We may charge the customer an installation fee when services are first activated. We do not charge installation fees for contract renewals. Installation fees are not distinct within the context of the overall contractual commitment with the customer to perform our content delivery service and are therefore recognized initially as deferred revenue and recognized as revenue ratably over the estimated life of the customer.
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
Judgment may be required in determining whether products or services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term. We have determined that generally most of our products and services do not constitute an individual service offering to our customers, as our promise to the customer is to provide a complete edge services platform, and therefore have concluded that it represents a single performance obligation. We have determined that professional services and hardware sales represent separate performance obligations from that of our edge services platform.
Consideration is allocated to the performance obligations using the relative standalone selling price method. Generally, arrangements with performance obligations are provided over the same contract period, and therefore, revenue is recognized over the same period.
We determine standalone selling price by evaluating the overall pricing objectives and market conditions. Consideration included our discounting practices, the size and volume of our transactions, the area where services are sold, price lists, historical sales and contract prices.
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
Investments in Marketable Securities
Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. We have classified our investments, which are all debt securities, in marketable securities as available-for-sale and as current, as our marketable securities are available to fund current operations, and carry such investments at fair value. Available-for-sale investments are initially recorded at cost with changes in fair value recorded through comprehensive loss. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations. We periodically review our investments for other-than-temporary declines in fair value based on the specific identification method and would write down investments to their fair value if and when an other-than-temporary decline has occurred.
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
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired company. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate goodwill might be impaired. We have concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit. The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of our annual impairment testing date of October 31, 2018, management determined that goodwill was not impaired. Management determined that the estimated fair value of its reporting unit exceeded carrying value by approximately $443,083 or 271%, using our market capitalization plus an estimated control premium of 33% on October 31, 2018. We updated our analysis as of December 31, 2018, and there were no indicators of impairment at that time.
As of December 31, 2018, we have no other unamortized intangible assets. However, in prior years, our other intangible assets represented existing technologies and customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. Other intangible assets are included in other assets in the accompanying consolidated balance sheets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
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
Long-Lived Assets
We review our long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. We recognize an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. We treat any write-downs as permanent reductions in the carrying amounts of the assets. We concluded that the carrying amounts of our long-lived assets at December 31, 2018, and 2017, are fully realizable and have not recorded any impairment losses.
Deferred Rent and Lease Accounting
We lease office space in various locations. At the inception of each lease, we evaluate the lease terms to determine whether the lease will be accounted for as an operating or a capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances where the exercise of the renewal option can be reasonably assured and failure to exercise the option would result in an economic penalty. We record tenant improvement allowances granted under the lease agreements as leasehold improvements within property and equipment and within deferred rent.
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
Advertising Costs
Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of internet, trade show, and publications advertising, were approximately $2,169, $2,001, and $1,411 for the years ended December 31, 2018, 2017, and 2016, respectively.
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
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	25,115	—	32	25,083
Total marketable securities	$25,155	$—	$32	$25,123
At December 31, 2018, we evaluated our marketable securities and determined unrealized losses were due to fluctuations in interest rates. We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence as of December 31, 2018. Our intent is to hold these investments to such time as these assets are no longer impaired.

The amortized cost and estimated fair value of the marketable securities at December 31, 2018, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$25,115	$—	$32	$25,083
Due after one year and through five years	40	—	—	40
	$25,155	$—	$32	$25,123
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	28,472	—	68	28,404
Total marketable securities	$28,512	$—	$68	$28,444
The amortized cost and estimated fair value of the marketable securities at December 31, 2017, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$23,924	$—	$62	$23,862
Due after one year and through five years	4,588	—	6	4,582
	$28,512	$—	$68	$28,444
4. Accounts Receivable
Accounts receivable include:

	December 31,
	2018	2017
Accounts receivable	$27,040	$33,519
Less: credit allowance	(250)	(240)
Less: allowance for doubtful accounts	(749)	(898)
Total accounts receivable, net	$26,041	$32,381
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	December 31,
	2018	2017
Settlement and patent license receivable	$5,960	$—
Prepaid bandwidth and backbone	1,395	1,487
VAT receivable	2,022	1,454
Prepaid expenses and insurance	1,816	1,870
Vendor deposits and other	3,596	586
Total prepaid expenses and other current assets	$14,789	$5,397

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
The changes in the carrying amount of goodwill for the years ended December 31, 2018, and 2017, were as follows:

Balance, December 31, 2016	$76,243
Foreign currency translation adjustment	811
Balance, December 31, 2017	77,054
Foreign currency translation adjustment	(647)
Balance, December 31, 2018	$76,407
7. Property and Equipment
Property and equipment include:

	December 31,
	2018	2017
Network equipment	$105,760	$107,916
Computer equipment and software	8,711	9,801
Furniture and fixtures	703	2,432
Leasehold improvements	4,587	3,969
Other equipment	156	183
	119,917	124,301
Less: accumulated depreciation	(92,539)	(95,310)
Total property and equipment, net	$27,378	$28,991
Cost of revenue depreciation expense related to property and equipment was approximately $16,277, $18,138, and $18,032, respectively, for the years ended December 31, 2018, 2017, and 2016, respectively.
Operating expense depreciation and amortization expense related to property and equipment was approximately $2,313, $2,376, and $2,438, respectively, for the years ended December 31, 2018, 2017, and 2016, respectively.
8. Line of Credit
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
As of December 31, 2018, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000. We had no outstanding borrowings at December 31, 2017, and had availability under the Credit Agreement of approximately $10,000.
As of December 31, 2018, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate. We incurred an amendment fee of $50 upon entering into the Fourth Amendment. The amendment fee and other commitment fees are included in interest expense. During the years ended December 31, 2018, 2017 and 2016, respectively, interest expense was $0, $0 and $205, respectively, and fees expense and related amortization was $86, $80 and $321, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.

Under the Fourth Amendment, we are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of December 31, 2018, we were in compliance with all covenants under the Credit Agreement.
9. Other Current Liabilities
Other current liabilities include:

	December 31,
	2018	2017
Accrued compensation and benefits	$7,528	$12,181
Accrued cost of revenue	2,361	3,170
Accrued legal fees	22	383
Deferred rent	145	434
Other accrued expenses	2,866	2,339
Total other current liabilities	$12,922	$18,507
10. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In 2016, we entered into a settlement and license agreement with Akamai Technologies, Inc. (Akamai) with respect to U.S. Patent No. 6,108,703 (the ‘703 patent) and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We took a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000. As of December 31, 2018, there remained $9,000 due to Akamai under the terms of the settlement and license agreement.
Other Akamai Litigation
On April 9, 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also require Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. As of December 31, 2018, there remained $5,960 due from Akamai.
Legal and other expenses associated with litigation have been significant. We include these litigation expenses in general and administrative expenses as incurred, as reported in the consolidated statement of operations.
Other Matters
We are subject to various other legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of December 31, 2018. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
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
11. Net Income (Loss) per Share
We calculate basic and diluted net income (loss) per weighted average share. We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans in the weighted-average number of shares of common stock outstanding.
The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$9,842	$(7,630)	$(73,925)
Basic weighted average outstanding shares of common stock	112,114	108,814	104,350
Basic weighted average outstanding shares of common stock	112,114	108,814	104,350
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	7,896	—	—
Diluted weighted average outstanding shares of common stock	120,010	108,814	104,350
Basic net income (loss) per share	$0.09	$(0.07)	$(0.71)
Diluted net income (loss) per share	$0.08	$(0.07)	$(0.71)
For the years ended December 31, 2018, 2017 and 2016, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive.

	Years Ended December 31,
	2018	2017	2016
Employee stock purchase plan	—	80	114
Stock options	3,288	2,643	71
Restricted stock units	451	3,332	1,122
	3,739	6,055	1,307

12. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. This share repurchase program replaces the $9,500 remaining from the previously announced $15,000 share repurchase program. During the year ended December 31, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and expenses. We did not purchase any shares during the years ended December 31, 2017 and 2016, respectively. All repurchased shares were canceled and returned to authorized but unissued status.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of December 31, 2018 was approximately 8,336.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the years ended December 31, 2018, 2017, and 2016, we issued 596, 687, and 1,324 shares, respectively, under the ESPP. Total cash proceeds from the purchase of shares under the ESPP were approximately $2,157, $1,574, and $1,498, respectively for the years ended December 31, 2018, 2017, and 2016. As of December 31, 2018, shares reserved for issuance to employees under this plan totaled 34 and we held employee contributions of approximately $293 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors have authorized the issuance of up to 7,500 shares of preferred stock at December 31, 2018. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of December 31, 2018, the Board had not adopted any resolutions for the issuance of preferred stock.
13. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the year ended December 31, 2018, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2017	$(8,259)	$(69)	$(8,328)
Other comprehensive gain (loss) before reclassifications	(1,733)	28	(1,705)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive gain (loss)	(1,733)	28	(1,705)
Balance, December 31, 2018	$(9,992)	$(41)	$(10,033)
14. Share-Based Compensation
Incentive Compensation Plans
We maintain Incentive Compensation Plans (the Plans) to attract, motivate, retain, and reward high quality executives and other employees, officers, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in the Company. The Plans are intended to be qualified plans under the Internal Revenue Code.

The Plans allow us to award stock option grants and restricted stock units (RSUs) to employees, directors and consultants of the Company. During 2018, we granted awards to employees and directors. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of our common stock on the date of the grant.
Data pertaining to stock option activity under the Plans are as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2015	14,667	$3.33
Granted	3,589	2.22
Exercised	(850)	1.46
Cancelled/Forfeitures	(1,389)	3.38
Balance at December 31, 2016	16,017	3.18
Granted	2,082	4.56
Exercised	(384)	2.79
Cancelled/Forfeitures	(752)	11.04
Balance at December 31, 2017	16,963	2.99
Granted	2,126	3.50
Exercised	(1,479)	2.72
Cancelled/Forfeitures	(667)	5.23
Balance at December 31, 2018	16,943	2.99
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2018:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	—	—	$—	—	$—
$ 1.51 — $ 3.00	11,142	5.7	2.26	9,977	2.26
$ 3.01 — $ 4.50	3,379	7.6	3.59	1,268	3.77
$ 4.51 — $ 6.00	2,209	5.7	5.32	1,324	5.25
$ 6.01 — $ 7.50	28	1.8	6.24	28	6.24
$ 7.51 — $ 15.00	185	2.1	8.05	185	8.05
	16,943			12,782
The weighted-average grant-date fair value of options granted during the years ended December 31, 2018, 2017, and 2016 on a per-share basis was approximately $1.82, $2.38, and $1.22, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2018, 2017, and 2016 was approximately $3,171, $594, and $411, respectively. The aggregate intrinsic value of options outstanding at December 31, 2018 is approximately $1,436. The weighted average remaining contractual term of options currently exercisable at December 31, 2018 was 5.0 years.
The fair value of options awarded were estimated on the grant date using the following weighted average assumptions:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	51.05%	53.94%	58.30%
Expected term, years	6.19	6.13	5.99
Risk-free interest	2.91%	2.11%	1.76%
Expected dividends	—%	—%	—%

Unrecognized share-based compensation related to stock options totaled $7,203 at December 31, 2018. We expect to amortize unvested stock compensation related to stock options over a weighted average period of approximately 2.3 years at December 31, 2018.
The following table summarizes the RSUs outstanding (in thousands):

	Years Ended December 31,
	2018	2017	2016
RSUs with service-based vesting conditions	4,248	5,809	6,673
Each RSU represents the right to receive one share of our common stock upon vesting. The fair value of these RSUs was calculated based upon our closing stock price on the date of grant.
Data pertaining to RSUs activity under the Plans is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)
Balance at December 31, 2015	6,265	$2.70
Granted	5,024	1.76
Vested	(3,753)	2.49
Forfeitures	(863)	2.29
Balance at December 31, 2016	6,673	2.16
Granted	3,435	3.05
Vested	(4,004)	2.16
Forfeitures	(295)	2.23
Balance at December 31, 2017	5,809	2.68
Granted	2,475	3.88
Vested	(3,501)	2.49
Forfeitures	(535)	3.39
Balance at December 31, 2018	4,248	3.45
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2018, 2017, and 2016 was approximately $3.88, $3.05, and $1.76, respectively. The total intrinsic value of the units vested during the years ended December 31, 2018, 2017, and 2016 was approximately $14,659, $13,531, and $6,314, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2018 is $9,939.
At December 31, 2018 there was approximately $12,061 of total unrecognized compensation costs related to RSUs. That cost is expected to be recognized over a weighted-average period of approximately 2.09 years as of December 31, 2018.
Total unrecognized aggregate share-based compensation expense totaled approximately $19,264 at December 31, 2018, which is expected to be recognized over a weighted average period of approximately 2.15 years.

The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Years Ended December 31,
	2018	2017	2016
Share-based compensation expense by type:
Stock options	$4,238	$3,813	$3,742
Restricted stock units	10,753	8,402	9,121
ESPP	839	529	596
Total share-based compensation expense	$15,830	$12,744	$13,459
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$1,815	$1,450	$1,493
General and administrative expense	8,458	6,502	7,070
Sales and marketing expense	2,837	2,470	2,792
Research and development expense	2,720	2,322	2,104
Total share-based compensation expense	$15,830	$12,744	$13,459
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
In 2018, 50% of the annual corporate bonus will be awarded to eligible employees in the form of our common stock. This resulted in $2,037 of stock based compensation expense in 2018.
15. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of our initial public offering (IPO), became holders of more than 10% of our common stock. On June 14, 2007, upon the closing of our IPO, all outstanding shares of our Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. Between November 2017 and March 2018, investment partnerships affiliated with Goldman, Sachs & Co. sold 30,272,493 shares that they had acquired upon the conversion of their Series B Preferred Stock at the time of the Company's IPO in June 2007. As of December 31, 2018, 2017, and 2016 Goldman, Sachs & Co. owned approximately 1%, 14% and 28%, respectively, of our outstanding common stock.
We had no material related party transactions during the years ended December 31, 2018, 2017, and 2016.

16. Leases and Purchase Commitments
Operating Leases
We are committed to various non-cancellable operating leases for office space and office equipment which expire through 2022. Certain leases contain provisions for renewal options and rent escalations upon expiration of the initial lease terms. Approximate future minimum lease payments over the remaining lease periods as of December 31, 2018 are as follows:

2019	$2,266
2020	1,309
2021	730
2022	55
2023	—
Thereafter	—
Total minimum payments	$4,360
Purchase Commitments
We have non-cancellable long-term commitments for bandwidth usage and co-location with various networks and internet service providers or ISPs.
The following summarizes minimum commitments as of December 31, 2018:

2019	$22,078
2020	3,685
2021	904
2022	244
2023	—
Thereafter	—
Total minimum payments	$26,911
Rent and operating expense relating to these operating lease agreements and bandwidth and co-location agreements was approximately $59,593, $56,785, and $59,415, respectively, for the years ended December 31, 2018, 2017, and 2016.
17. Concentrations
During the years ended December 31, 2018 and 2017, Amazon represented approximately 30% and 17%, respectively, of our total revenue. During the years ended December 31, 2016, we had no customer who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was approximately $113,102, $112,166, and $94,105, respectively, for the years ended December 31, 2018, 2017, and 2016.
During the years ended December 31, 2018 and 2017, respectively, we had three countries Japan, the United Kingdom and the United States, which accounted for 10% or more of our total revenue. During the year ended December 31, 2016, we had two countries, Japan and the United States, which accounted for 10% or more of our total revenue.
18. Income Taxes
Our income (loss) before income taxes consists of the following:

	Years Ended December 31,
	2018	2017	2016
Income (loss) before income taxes:
United States	$8,648	$(8,963)	$(74,130)
Foreign	1,732	1,759	808
	$10,380	$(7,204)	$(73,322)

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	32	40	103
Foreign	489	711	330
Total current	521	751	433
Deferred:
Federal	8	(34)	15
State	3	3	—
Foreign	6	(294)	155
Total deferred	17	(325)	170
Total provision	$538	$426	$603
A reconciliation of the U.S. federal statutory rate to our effective income tax rate is shown in the table below:

	Years Ended December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$2,180	21.0%	$(2,521)	35.0%	$(25,663)	35.0%
Valuation allowance	(1,845)	(17.8)%	(30,938)	429.5%	23,184	(31.6)%
Foreign income taxes	150	1.5%	(179)	2.5%	338	(0.5)%
State income taxes	51	0.5%	90	(1.2)%	100	(0.2)%
Non-deductible expenses	85	0.8%	149	(2.1)%	323	(0.4)%
Uncertain tax positions	—	—%	(20)	0.3%	(136)	0.2%
Non-deductible officer compensation	688	6.6%	638	(8.9)%	—	—%
Share-based compensation	(745)	(7.2)%	873	(12.1)%	2,439	(3.3)%
Federal rate change impact	—	—%	32,415	(450.0)%	—	—%
Other	(26)	(0.2)%	(81)	1.1%	18	—%
Provision for income taxes	$538	5.2%	$426	(5.9)%	$603	(0.8)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Share-based compensation	$6,552	$6,047
Net operating loss and tax credit carry-forwards	46,569	43,543
Legal settlement	2,281	6,738
Deferred revenue	418	1,084
Accounts receivable reserves	188	224
Fixed assets	2,687	2,222
Other	177	311
Total deferred tax assets	58,872	60,169
Deferred tax liabilities:
Prepaid expenses	(306)	(81)
Other	(107)	(8)
Total deferred tax liabilities	(413)	(89)
Valuation allowance	(57,149)	(58,718)
Net deferred tax assets	$1,310	$1,362
The federal and state net operating loss (NOL) carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. At December 31, 2018, we had $186,100 federal and $126,400 state NOL carryforwards. Our federal NOL will begin to expire in 2027 and the state NOL carryforwards will begin to expire in 2019. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). We did not have any state tax credit carryforwards as of December 31, 2018.
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
A valuation allowance has been recorded against our deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries as management cannot conclude that it is more-likely-than-not that these assets will be realized. As of December 31, 2018, no valuation allowance was provided on $1,600 of deferred tax assets associated with certain NOLs because we would use them to offset our liabilities relating to our uncertain tax benefits.
Estimated liabilities for unrecognized tax benefits are included in “other liabilities” on the consolidated balance sheet. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which we operate. As of December 31, 2018, unrecognized tax benefits were $1,800, of which approximately $203, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances.

A summary of the activities associated with our reserve for unrecognized tax benefits, interest and penalties follow:

Unrecognized Tax Benefits
Balance at January 1, 2017	$1,830
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	26
Settlements	—
Adjustment related to foreign currency translation	3
Reductions related to the lapse of applicable statute of limitations	(42)
Reduction for tax positions of prior years	—
Balance at December 31, 2017	1,817
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	20
Settlements	(34)
Adjustment related to foreign currency translation	—
Reductions related to the lapse of applicable statute of limitations	(3)
Reduction for tax positions of prior years	—
Balance at December 31, 2018	$1,800
We recognize interest and penalties related to unrecognized tax benefits in our tax provision. As of December 31, 2018, we had an interest and penalties accrual related to unrecognized tax benefits of $7, which decreased during 2018 by $5. We anticipate our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settled potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change.
We file income tax returns in jurisdictions with varying statues of limitations. Tax years 2015 through 2017 remain subject to examination by federal tax authorities. Tax years 2014 through 2017 generally remain subject to examination by state tax authorities. As of December 31, 2018, we are not under any federal or state income tax examinations.
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
At December 31, 2018 we have completed our analysis of the Tax Act.
Income tax expense for the year ending December 31, 2017 includes a $41 tax benefit related to the re-measurement of a deferred tax liability on a long-lived asset. The remaining impact from the re-measurement of our net U.S. deferred tax asset at the lower 21% rate was offset by the valuation allowance. During 2018, this amount was finalized and no additional adjustment was required to be made.
The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. In 2017 we recorded a provisional amount for our one-time transition tax liability for all of our foreign subsidiaries. In 2018 the transition tax calculation was completed. The transition tax that we calculated resulted in an immaterial amount of additional federal taxable income. The additional taxable income from the transition tax was offset by NOLs and did not result in cash taxes payable.
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
The Tax Act contains several base broadening provisions that became effective on January 1, 2018 that did not have a material impact on future earnings due to our NOL and valuation allowance position. Also effective for 2018 is a new Global Intangible Low-Taxed Income inclusion (GILTI). The GILTI did not have a material impact on our 2018 earnings due to our NOL and valuation allowance position.
19. 401(k) Plan
We manage the Limelight Networks 401(k) Plan covering effectively all of our employees. The plan is a 401(k) profit sharing plan in which participating employees are fully vested in any contributions they make.
We will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Our employees may elect to reduce their current compensation up to the statutory limit. We made matching contributions of approximately $1,423, $1,327, and $1,345 during the years ended December 31, 2018, 2017, and 2016, respectively.
20. Segment Reporting and Geographic Information
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Years Ended December 31,
	2018		2017		2016
Americas	$118,462	61%	$116,112	63%	$100,421	60%
EMEA	38,015	19%	37,212	20%	31,326	18%
Asia Pacific	39,193	20%	31,036	17%	36,487	22%
Total revenue	$195,670	100%	$184,360	100%	$168,234	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Years Ended December 31,
	2018	2017	2016
Country / Region
United States / Americas	$113,102	$112,166	$94,105
United Kingdom / EMEA	$26,672	$22,456	$15,290
Japan / Asia Pacific	$20,452	$18,585	$19,967
The following table sets forth long-lived assets by geographic area:

	Years Ended December 31,
	2018	2017	2016
Long-lived Assets
Americas	$18,349	$17,119	$18,665
International	9,029	11,872	11,687
Total long-lived assets	$27,378	$28,991	$30,352
21. Fair Value Measurements
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
As of December 31, 2018, and 2017, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements at December 31, 2018:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$752	$752	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	25,083	—	25,083	—
Total assets measured at fair value	$25,875	$752	$25,123	$—
  ___________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
The following is a summary of fair value measurements at December 31, 2017:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$6,789	$6,789	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	28,404	—	28,404	—
Total assets measured at fair value	$35,233	$6,789	$28,444	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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
22. Quarterly Financial Results (unaudited)
The following tables sets forth certain unaudited quarterly results of operations for the years ended December 31, 2018 and 2017. Amounts may not foot due to rounding.
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

	For the Three Months Ended
	March 31, 2018	June 30, 2018 (a)	Sept. 30, 2018	Dec. 31, 2018
Revenue	$52,114	$50,249	$49,315	$43,992
Gross profit	$26,680	$24,847	$24,035	$17,910
Net income (loss)	$149	$15,159	$(272)	$(5,193)
Basic net income (loss) per share	$—	$0.14	$—	$(0.05)
Diluted net income (loss) per share	$—	$0.13	$—	$(0.05)
Basic weighted average common shares outstanding	110,761	111,356	112,760	113,578
Diluted weighted average common shares outstanding	118,909	120,033	112,760	113,578

	For the Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Revenue	$44,735	$45,370	$46,069	$48,186
Gross profit	$21,171	$21,375	$22,276	$22,977
Net loss	$(3,337)	$(1,625)	$(1,756)	$(912)
Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.02)	$(0.01)
Basic and diluted weighted average common shares outstanding	107,363	108,422	109,342	110,128
(a) During the quarter ended June 30, 2018, we recorded $14,900 of settlement and patent license income related to the definitive settlement and patent license agreement entered into with Akamai.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Limelight Networks, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Limelight Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated January 31, 2019 expressed an unqualified opinion thereon.

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
January 31, 2019

Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is included under the captions “Proposal One: Election of Directors,” “— Information About the Directors and Nominees,” and “Board of Directors Meetings and Committees — Nominating and Governance Committee” in our Proxy Statement related to the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item regarding our Audit Committee is included under the caption “Board of Directors Meetings and Committees” in our Proxy Statement related to the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.
The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Executive Compensation and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Item 11.     Executive Compensation
The information appearing under the headings “Executive Compensation and Other Matters,” “— Director Compensation,” “Board of Directors Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” and “— Compensation Committee Report” in our Proxy Statement related to the 2019 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the 2019 Annual Meeting of Shareholders, and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information regarding our current equity compensation plans as of December 31, 2018 (shares in thousands

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,943	$2.99	8,336
Equity compensation plans not approved by security holders	—	—	—
Total	16,943	$2.99	8,336
Item 13.     Certain Relationships, Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the heading “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the headings “Proposal One: Election of Directors” and “Board of Directors Meetings and Committees — Board Independence,” in each case in our Proxy Statement related to the 2019 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.     Principal Accounting Fees and Services
The information required by this item is included under the headings “Audit Committee Report—Principal Accountant Fees and Services” and “— Audit Committee Pre-Approval Policy,” in each case in our Proxy Statement related to the 2019 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

INDEX TO EXHIBITS
___________

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(2)	Second Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

10.1(3)	Form of Indemnification Agreement for directors and officers.

10.2(3)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(3)	2007 Equity Incentive Plan and form of agreement thereunder.

10.3.01(4)	Amended and Restated 2007 Equity Incentive Plan of Limelight Networks.

10.4(5)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.5(6)	Master Executive Bonus and Management Bonus Plan.

10.6(7)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.7(8)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.8(9)	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.

10.10(10)	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.

10.10.01(11)	First Amendment to Employment agreement between the Registrant and Robert A. Lento dated as of February 23, 2016.

10.11(12)	Employment Agreement between the Registrant and George Vonderhaar dated January 22, 2013.

10.11.01(13)	Amendment to Employment Agreement between the Registrant and George Vonderhaar dated June 19, 2015.

10.11.02(14)	Second Amendment to Employment agreement between the Registrant and George Vonderhaar dated as of February 23, 2016.

10.11.03(15)	Transition Agreement and Release between the Registrant and George Vonderhaar dated November 26, 2018.

10.12(16)	Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.14(17)	Employment Agreement between the Registrant and Sajid Malhotra dated March 24, 2014.

10.14.01(18)	Amendment to Employment Agreement between the Registrant and Sajid Malhotra dated June 18, 2015.

10.14.02(19)	Second Amendment to Employment agreement between the Registrant and Sajid Malhotra dated as of February 23, 2016.

10.15(20)	Employment Agreement between the Registrant and Michael DiSanto effective April 1, 2015.

10.15.01(21)	Second Amendment to Employment agreement between the Registrant and Michael D. DiSanto dated as of February 23, 2016.

10.16(22)	Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.

10.16.01(23)	Second Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 25, 2016.

10.16.02(24)	Third Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 17, 2017.

10.16.03(25)	Fourth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated February 27, 2018.

10.17(26)	Employment Agreement between the Registrant and Kurt Silverman dated August 20, 2013.

10.17.01(27)	First Amendment to Employment agreement between the Registrant and Kurt Silverman dated as of February 23, 2016.

10.18(28)	Form of 2016-2017 Retention Bonus Plan Agreement.

10.19(29)	Patent Sublicense Agreement dated August 1, 2016.

10.16(30)	Employment Agreement between the Registrant and Tom Marth dated November 21, 2018.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT.

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.
____________

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2011.

(2)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on February 19, 2013.

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

(6)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.

(7)	Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.

(8)	Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.

(9)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(10)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2013.

(11)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(12)	Incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(13)	Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on June 19, 2015.

(14)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(15)	Filed herewith.

(16)	Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(17)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2015.

(18)	Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on June 19, 2015.

(19)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(20)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015.

(21)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(22)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on November 3, 2015.

(23)	Incorporated by reference to Exhibit 10.19.01 of the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016.

(24)	Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed on February 8, 2018.

(25)	Incorporated by reference to Exhibit 10.01 of the Registrant’s Quarterly Report on Form 10-Q filed on April 20, 2018.

(26)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2017.

(27)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(28)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(29)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 1, 2016.

(30)	Filed herewith.

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

LIMELIGHT NETWORKS, INC.

Date:	January 31, 2019	By:	/S/ SAJID MALHOTRA
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

Signature	Title	Date

/S/ ROBERT A. LENTO	President, Chief Executive Officer and Director (Principal Executive Officer)	January 31, 2019
Robert A. Lento

/S/ SAJID MALHOTRA	Chief Financial Officer (Principal Financial Officer)	January 31, 2019
Sajid Malhotra

/S/ DANIEL R. BONCEL	Vice President, Finance (Principal Accounting Officer)	January 31, 2019
Daniel R. Boncel

/S/ WALTER D. AMARAL	Non-Executive Chairman of the Board and Director	January 31, 2019
Walter D. Amaral

/S/ DOUG BEWSHER	Director	January 31, 2019
Doug Bewsher

/S/ MARC DEBEVOISE	Director	January 31, 2019
Marc DeBevoise

/S/ JEFFREY T. FISHER	Director	January 31, 2019
Jeffrey T. Fisher

/S/ SCOTT GENEREUX	Director	January 31, 2019
Scott Genereux

/S/ PATRICIA PARRA HADDEN	Director	January 31, 2019
Patricia Parra Hadden

/S/ DAVID C. PETERSCHMIDT	Director	January 31, 2019
David C. Peterschmidt

LIMELIGHT NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2016:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,804	137	(234)	864	$843
Deferred tax asset valuation allowance	$59,241	24,985	—	—	$84,226
Year ended December 31, 2017:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$843	949	14	668	$1,138
Deferred tax asset valuation allowance	$84,226	(25,508)	—	—	$58,718
Year ended December 31, 2018:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,138	902	10	1,051	$999
Deferred tax asset valuation allowance	$58,718	(1,569)	—	—	$57,149