Form 10-Q
period 2019-03-31
Limelight Networks, Inc.
filed 2019-04-18
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of April 12, 2019: 114,885,188 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2019

Special Note Regarding Forward-Looking Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:

•	our beliefs regarding delivery traffic growth trends and demand for digital content and edge services;

•	our expectations regarding revenue, costs, expenses, gross margin, non-GAAP earnings per share, Adjusted EBITDA and capital expenditures;

•	our plans regarding investing in our content delivery network, as well as other products and technologies;

•	our beliefs regarding the growth of, and competition within, the content delivery industry;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	our expectations regarding headcount;

•	the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;

•	our plans with respect to investments in marketable securities;

•	our expectations and strategies regarding acquisitions;

•	our estimations regarding taxes and belief regarding our tax reserves;

•	our beliefs regarding the use of Non-GAAP financial measures;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	the sufficiency of our sources of funding;

•	our beliefs regarding our interest rate risk;

•	our beliefs regarding inflation risks;

•	our beliefs regarding expense and productivity of and competition for our sales force; and

•	our beliefs regarding the significance of our large customers.
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
Unless expressly indicated or the context requires otherwise, the terms "Limelight," "we," "us," and "our" in this document refer to Limelight Networks, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. All information is presented in thousands, except per share amounts, customer count, headcount and where specifically noted.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,499	$25,383
Marketable securities	22,142	25,083
Accounts receivable, net	29,505	26,041
Income taxes receivable	124	122
Prepaid expenses and other current assets	12,276	14,789
Total current assets	80,546	91,418
Property and equipment, net	32,996	27,378
Operating lease right of use assets	3,012	—
Marketable securities, less current portion	40	40
Deferred income taxes	1,508	1,462
Goodwill	76,707	76,407
Other assets	4,199	2,220
Total assets	$199,008	$198,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,858	$9,216
Deferred revenue	1,524	1,883
Operating lease liability obligations	1,620	—
Income taxes payable	186	124
Provision for litigation	4,500	9,000
Other current liabilities	11,656	12,922
Total current liabilities	37,344	33,145
Operating lease liability obligations, less current portion	1,630	—
Deferred income taxes	128	152
Deferred revenue, less current portion	105	42
Other long-term liabilities	263	435
Total liabilities	39,470	33,774
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 114,874 and 114,246 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	115	114
Additional paid-in capital	516,251	513,682
Accumulated other comprehensive loss	(9,657)	(10,033)
Accumulated deficit	(347,171)	(338,612)
Total stockholders’ equity	159,538	165,151
Total liabilities and stockholders’ equity	$199,008	$198,925
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$43,280	$52,114
Cost of revenue:
Cost of services	22,941	21,054
Depreciation — network	4,317	4,380
Total cost of revenue	27,258	25,434
Gross profit	16,022	26,680
Operating expenses:
General and administrative	7,535	9,522
Sales and marketing	10,972	10,280
Research and development	5,901	6,339
Depreciation and amortization	245	588
Total operating expenses	24,653	26,729
Operating loss	(8,631)	(49)
Other income (expense):
Interest expense	(10)	(59)
Interest income	212	130
Other, net	(6)	112
Total other income	196	183
(Loss) income before income taxes	(8,435)	134
Income tax expense (benefit)	124	(15)
Net (loss) income	(8,559)	149

Net income (loss) per share:
Basic	$(0.07)	$—
Diluted	$(0.07)	$—

Weighted average shares used in per share calculation:
Basic	114,410	110,761
Diluted	114,410	118,909

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(8,559)	$149
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	29	(24)
Foreign exchange translation gain	347	491
Other comprehensive income	376	467
Comprehensive (loss) income	$(8,183)	$616
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended March 31, 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2018	114,246	$114	$513,682	$(10,033)	$(338,612)	$165,151
Net loss	—	—	—	—	(8,559)	(8,559)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	29	—	29
Foreign currency translation adjustment, net of taxes	—	—	—	347	—	347
Exercise of common stock options	5	—	8	—	—	8
Vesting of restricted stock units	928	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(305)	—	(894)	—	—	(894)
Share-based compensation	—	—	3,456	—	—	3,456
Balance March 31, 2019	114,874	$115	$516,251	$(9,657)	$(347,171)	$159,538
For the Three Months Ended March 31, 2018

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2017	110,824	$111	$502,314	$(8,328)	$(349,952)	$144,145
Cumulative effect of accounting change	—	—	—	—	1,496	1,496
Net income	—	—	—	—	149	149
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(24)	—	(24)
Foreign currency translation adjustment, net of taxes	—	—	—	491	—	491
Exercise of common stock options	10	—	30	—	—	30
Vesting of restricted stock units	1,228	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(405)	—	(1,606)	—	—	(1,606)
Purchases of common stock	(1,000)	(1)	(3,799)	—	—	(3,800)
Share-based compensation	—	—	3,367	—	—	3,367
Balance March 31, 2018	110,657	$111	$500,305	$(7,861)	$(348,307)	$144,248
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net (loss) income	$(8,559)	$149
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,562	4,968
Share-based compensation	3,456	3,367
Foreign currency remeasurement loss	10	110
Deferred income taxes	(51)	41
Gain on sale of property and equipment	(30)	(16)
Accounts receivable charges	257	218
Amortization of premium on marketable securities	12	33
Changes in operating assets and liabilities:
Accounts receivable	(3,720)	(270)
Prepaid expenses and other current assets	(474)	882
Income taxes receivable	(2)	(124)
Other assets	(1,737)	(495)
Accounts payable and other current liabilities	2,243	(2,286)
Deferred revenue	(297)	130
Income taxes payable	62	(397)
Payments related to litigation, net	(1,520)	(4,500)
Other long term liabilities	(175)	(151)
Net cash (used in) provided by operating activities	(5,963)	1,659
Investing activities
Purchases of marketable securities	(9,266)	—
Sale and maturities of marketable securities	12,224	4,515
Purchases of property and equipment	(5,018)	(1,990)
Proceeds from sale of property and equipment	29	16
Net cash (used in) provided by investing activities	(2,031)	2,541
Financing activities
Payments of employee tax withholdings related to restricted stock vesting	(894)	(1,606)
Cash paid for purchase of common stock	—	(3,800)
Proceeds from employee stock plans	8	30
Net cash used in financing activities	(886)	(5,376)
Effect of exchange rate changes on cash and cash equivalents	(4)	127
Net decrease in cash and cash equivalents	(8,884)	(1,049)
Cash and cash equivalents, beginning of period	25,383	20,912
Cash and cash equivalents, end of period	$16,499	$19,863
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10	$59
Cash paid during the period for income taxes, net of refunds	$116	$451
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019
1. Nature of Business
Limelight Networks Inc., a provider of digital content delivery, online video delivery, cloud security, edge computing and cloud storage services, empowers customers to provide exceptional digital experiences. Limelight’s edge services platform includes a globally distributed, high performance private network, intelligent software, and expert support services that enable current and future workflows.
We were incorporated in Delaware in 2003, and have operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. We began international operations in 2004.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim periods presented and of a normal recurring nature. This quarterly report on Form 10-Q should be read in conjunction with our audited financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2018. All information is presented in thousands, except per share amounts and where specifically noted.
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
Recent Accounting Standards
Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-11, which amends the guidance to add a method of adoption whereby the issuer may elect to recognize a cumulative effect adjustment at the beginning of the period of adoption. ASU No. 2018-11 does not require comparative period financial information to be adjusted. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of the identified asset for a period of time, the customer has to have both (1) the right to obtain substantially all of the economic benefits from the use of the identified asset and (2) the right to direct the use of the identified asset, a contract does not contain an identified asset if the supplier has a substantive right to substitute such asset ("the leasing criteria"). Upon review of our co-location and bandwidth arrangements, we have determined that such arrangements did not meet the leasing criteria, and therefore, were not included in our ROU asset and lease liability obligations on our balance sheet. We have determined that our real estate leases with terms in excess of one year and which do not include an option to purchase the underlying asset, do meet the leasing criteria. On January 1, 2019, we adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We elected to apply the transition provisions as of January 1, 2019, the date of adoption, and we recorded lease ROU assets and related liabilities on our balance sheet of $3.6 million related to our operating leases. We have no financing leases. There was no change to our consolidated statements of operations or cash flows.

In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. We adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not plan to early adopt this ASU. We are in the process of evaluating the potential impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. This guidance will become effective for us in fiscal years beginning after December 15, 2019, including interim periods within that reporting period. We will adopt this guidance using a prospective approach. Earlier adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not plan to early adopt this accounting standard, and we are currently evaluating the impact of this guidance on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds to the disclosure requirements on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance will become effective for us in fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this updated guidance. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this updated guidance and delay adoption of the additional disclosures until their effective date. We do not plan to early adopt this accounting standard, and we are currently evaluating the impact of this guidance on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. This guidance will become effective for us in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. We do not plan to early adopt this accounting standard, and we are currently evaluating the impact of this guidance on our consolidated financial statements.
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
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method or the most likely amount method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These customers have entered into contracts with contract terms generally from one to four years. As of March 31, 2019, we have approximately $7,800 of remaining unsatisfied performance obligations. We recognized revenue of approximately $2,700 and $1,000, respectively, during the three months ended March 31, 2019 and 2018, related to these types of contracts with our customers. We expect to recognize approximately 75% of the remaining unsatisfied performance obligations in 2019, approximately 20% in 2020 and the remaining in 2021.
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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets, and lease liability obligations in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liability obligations represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We have lease agreements with lease and non-lease components and account for such components as a single lease component. As most of our leases do not provide an implicit rate, we estimated our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 16 for additional information.
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
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at March 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	22,146	—	4	22,142
Total marketable securities	$22,186	$—	$4	$22,182
The amortized cost and estimated fair value of marketable securities at March 31, 2019, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$20,244	$—	$3	$20,241
Due after one year and through five years	1,942	—	1	1,941
	$22,186	$—	$4	$22,182
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	25,115	—	32	25,083
Total marketable securities	$25,155	$—	$32	$25,123
The amortized cost and estimated fair value of marketable securities at December 31, 2018, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$25,115	$—	$32	$25,083
Due after one year and through five years	40	—	—	40
	$25,155	$—	$32	$25,123
4. Accounts Receivable, net
Accounts receivable, net include:

	March 31,	December 31,
	2019	2018
Accounts receivable	$30,576	$27,040
Less: credit allowance	(190)	(250)
Less: allowance for doubtful accounts	(881)	(749)
Total accounts receivable, net	$29,505	$26,041

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	March 31,	December 31,
	2019	2018
Settlement and patent license receivable	$2,980	$5,960
Prepaid bandwidth and backbone	819	1,395
VAT receivable	2,488	2,022
Prepaid expenses and insurance	2,155	1,816
Vendor deposits and other	3,834	3,596
Total prepaid expenses and other current assets	$12,276	$14,789
6. Property and Equipment, net
Property and equipment, net include:

	March 31,	December 31,
	2019	2018
Network equipment	$113,575	$105,760
Computer equipment and software	8,552	8,711
Furniture and fixtures	603	703
Leasehold improvements	4,685	4,587
Other equipment	156	156
Total property and equipment	127,571	119,917
Less: accumulated depreciation	(94,575)	(92,539)
Total property and equipment, net	$32,996	$27,378
Depreciation expense related to property and equipment classified in operating expense was $245 and $588 for the three months ended March 31, 2019 and 2018, respectively.
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
No indicators of impairment were identified as of March 31, 2019. Foreign currency translation adjustments increased the carrying amount of goodwill by $300 for the three months ended March 31, 2019.
8. Other Current Liabilities
Other current liabilities include:

	March 31,	December 31,
	2019	2018
Accrued compensation and benefits	$6,405	$7,528
Accrued cost of revenue	2,681	2,361
Deferred rent	—	145
Accrued legal fees	24	22
Other accrued expenses	2,546	2,866
Total other current liabilities	$11,656	$12,922

9. Line of Credit
In February 2018, we entered into a Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. Under the Fourth Amendment, we increased the maximum principal commitment amount to $20,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2020.
As of March 31, 2019, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000. We had no outstanding borrowings at December 31, 2018, and we had availability under the Credit Agreement of approximately $20,000.
As of March 31, 2019, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended March 31, 2019 and 2018, there was no interest expense, and fees expense and amortization was $10 and $59, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
We are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of March 31, 2019, we were in compliance with all covenants under the Credit Agreement.
10. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing multiple patents assigned to MIT and exclusively licensed by MIT to Akamai. In August 2016, we entered into a settlement and license agreement with Akamai with respect to U.S. Patent No. 6,108,703 (the ’703 patent) and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We recorded a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000. As of March 31, 2019, there remained $4,500 due to Akamai under the terms of the settlement and license agreement.
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
On April 9, 2018, we entered into a definitive settlement and patent license agreement where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also require Akamai to pay to Limelight a total of $14,900 over five equal quarterly installments. As of March 31, 2019, there remained $2,980 due from Akamai.
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
11. Net (Loss) Income per Share
We calculate basic and diluted (loss) income per weighted average share. We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic (loss) income per share. Diluted (loss) income per share include the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans in the weighted-average number of shares of common stock outstanding.
The following table sets forth the components used in the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(8,559)	$149
Basic weighted average outstanding shares of common stock	114,410	110,761
Basic weighted average outstanding shares of common stock	114,410	110,761
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	8,148
Diluted weighted average outstanding shares of common stock	114,410	118,909
Basic net (loss) income per share	$(0.07)	$—
Diluted net (loss) income per share:	$(0.07)	$—
For the three months ended March 31, 2019 and 2018, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive.

	Three Months Ended March 31,
	2019	2018
Employee stock purchase plan	307	—
Stock options	2,056	3,443
Restricted stock units	939	753
	3,302	4,196
12. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the three months ended March 31, 2019, we did not repurchase any shares under the repurchase program. During the three months ended March 31, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. As of March 31, 2019, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan, and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of March 31, 2019 was approximately 10,303.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP). The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three months ended March 31, 2019, we did not issue any shares under the ESPP. As of March 31, 2019, shares reserved for issuance to employees under this plan totaled 34, and we held employee contributions of $841 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at March 31, 2019. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of March 31, 2019, the board of directors had not adopted any resolutions for the issuance of preferred stock.
13. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2018	$(9,992)	$(41)	$(10,033)
Other comprehensive income before reclassifications	347	29	376
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	347	29	376
Balance, March 31, 2019	$(9,645)	$(12)	$(9,657)

14. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended March 31,
	2019	2018
Share-based compensation expense by type:
Stock options	$1,042	$1,061
Restricted stock units	2,250	2,166
ESPP	164	140
Total share-based compensation expense	$3,456	$3,367
Share-based compensation expense:
Cost of services	$411	$357
General and administrative expense	2,094	1,810
Sales and marketing expense	484	603
Research and development expense	467	597
Total share-based compensation expense	$3,456	$3,367
Unrecognized share-based compensation expense totaled approximately $22,598 at March 31, 2019, of which $7,449 related to stock options and $15,149 related to restricted stock units. We currently expect to recognize share-based compensation expense of $9,053 during the remainder of 2019, $8,349 in 2020 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at March 31, 2019.
On February 1, 2019, the compensation committee of our board of directors approved a stock for salary program wherein eligible participants elected to receive payment of his or her base salary in shares of our common stock beginning on February 1, 2019. The shares of common stock will be issued under our Amended and Restated 2007 Equity Incentive Plan. Eligible program participants include our Chief Executive Officer and his direct reports.
The stock for salary program permits eligible participants to receive 0, 25, 50, 75, or 100% of his or her 2019 salary (including any increases that may occur during the year) in shares of our common stock. On the last trading day of each calendar month, each participant will receive the number of shares of our common stock determined by dividing (i) 1/12th of his or her enrolled salary by (ii) the trailing 30-day closing average of our common stock, rounded up to the nearest whole share. Once an election is made, it runs for the full year 2019 and is irrevocable and the program will automatically terminate on the earlier to occur of January 1, 2020 or the date upon which Limelight's common stock trades on the Nasdaq at $4.00 per share or greater. Participation levels may not be changed after the close of the enrollment period. Once purchased, there is no vesting period for the shares. During 2019, our Chief Executive Officer and two of his direct reports have elected to participate in the program. Each of the three participants elected to receive 50% of their respective salary in stock. As a result of their participation in the program, we will issue 33 shares of common stock and recorded $101 of share based compensation expense during the three months ended March 31, 2019.
15. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of our initial public offering (IPO), became holders of more than 10% of our common stock. On June 14, 2007, upon the closing of our IPO, all outstanding shares of our Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. Between November 2017 and March 2018, investment partnerships affiliated with Goldman Sachs & Co. LLC and Goldman Sachs Group, Inc. sold 30,272,493 shares that they had acquired upon the conversation of their Series B Preferred Stock at the time of the Company’s IPO in June 2007. As of March 31, 2019, Goldman, Sachs & Co. owned less than 1% of our outstanding common stock. We had no other material related party transactions during the three months ended March 31, 2019 and 2018.

16. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2022. Below is a summary of our right of use assets and liabilities as of March 31, 2019.

Right-of-use assets	$3,012

Lease liability obligations, current	$1,620
Lease liability obligations, less current portion	1,630
Total lease liability obligations	$3,250

Weighted-average remaining lease term	2.50 years

Weighted-average discount rate	5.25%
During the three months ended March 31, 2019, we recognized approximately $966 in operating lease costs. Operating lease costs of $144 are included in cost of revenue and $822 are included in operating expenses in our consolidated statement of operations. During the three months ended March 31, 2019, operating cash flows from operating leases was $238.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2019, are as follows:

Remainder of 2019	$1,354
2020	1,310
2021	728
2022	55
2023	—
Thereafter	—
Total minimum payments	3,447
Less: amount representing interest	197
Total	$3,250
As of March 31, 2019, we have additional operating leases for office space that has not yet commenced of approximately $12.7 million. This lease is expected to commence in August 2019, with a term of approximately 11 years.
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and internet service providers. These commitments did not meet the definition of a ROU asset/lease under ASU No. 2016-02. The following summarizes our minimum commitments for future periods as of March 31, 2019:

Remainder of 2019	$20,317
2020	7,790
2021	2,918
2022	496
2023	—
Thereafter	—
Total minimum payments	$31,521
17. Concentrations
During the three months ended March 31, 2019 and 2018, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $23,976 for the three months ended March 31, 2019, compared to $30,554 for the three months ended March 31, 2018.

During the three months ended March 31, 2019, based on customer location, we had three countries, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenue. For the three months ended March 31, 2018, based on customer location, we had two countries, the United States, and the United Kingdom, that accounted for 10% or more of our total revenue.
18. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense (benefit) for the three months ended March 31, 2019 and 2018, was $124 and $(15), respectively. Income tax expense (benefit) was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2015 through 2018 remain subject to examination by federal tax authorities. Tax years 2014 through 2018 generally remain subject to examination by state tax authorities. As of March 31, 2019, we are not under any federal or state examination for income taxes.
For the three months ended March 31, 2019, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (GILTI) as a result of our NOL and valuation allowance position. We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position.
19. Segment Reporting and Geographic Areas
Our chief operating decision maker (our Chief Executive Officer) reviews our financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. We operate in one industry segment — content delivery and related services and we operate in three geographic areas — Americas, Europe, Middle East, and Africa (EMEA), and Asia Pacific.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended March 31,
	2019		2018
Americas	$25,035	58%	$32,578	63%
EMEA	7,265	17%	11,793	23%
Asia Pacific	10,980	25%	7,743	15%
Total revenue	$43,280	100%	$52,114	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended March 31,
Country / Region	2019	2018
United States / Americas	23,976	30,554
United Kingdom / EMEA	5,129	8,969
Japan / Asia Pacific	5,823	4,309
The following table sets forth long-lived assets by geographic area in which the assets are located:

	March 31,	December 31,
	2019	2018
Americas	$22,106	$18,349
International	10,890	9,029
Total long-lived assets	$32,996	$27,378

20. Fair Value Measurements
As of March 31, 2019, and December 31, 2018, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at March 31, 2019:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$1,959	$1,959	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	22,142	—	22,142	—
Total assets measured at fair value	$24,141	$1,959	$22,182	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
The following is a summary of fair value measurements at December 31, 2018:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$752	$752	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	25,083	—	25,083	—
Total assets measured at fair value	$25,875	$752	$25,123	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018, included in Part II of our annual report on Form 10-K, as filed with the SEC, on January 31, 2019.
Prior period information has been modified to conform to current year presentation. All information in this Item 2 is presented in thousands, except per share amounts, customer count and where specifically noted.
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. We are a provider of digital content delivery, online video delivery, cloud security, and edge computing services, empowering customers to provide exceptional digital experiences. Our edge services platform includes a unique combination of global private infrastructure, intelligent software, and expert support services that enable current and future workflows. Our mission is to securely manage and globally deliver digital content, building customer satisfaction through exceptional reliability and performance.
Our delivery services represented approximately 79% of our total revenue during the three months ended March 31, 2019. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
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
During the three months ended March 31, 2019 and 2018, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to optimize our data center footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount decreased from 563 at December 31, 2018, to 562 as of March 31, 2019.
In August 2016, we entered into a settlement and license agreement with Akamai Technologies, Inc. (Akamai) with respect to the U.S. Patent No. 6,108,703 (the ‘703 patent) and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of March 31, 2019, there remained $4,500 due to Akamai under the terms of the settlement and license agreement.
On April 9, 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also require Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. The second quarterly payment of $2,980 was received in July 2018. As of March 31, 2019, there remained $2,980 due from Akamai.
Please see our discussion in Note 10 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for more information on this and other lawsuits.
Based on current conditions, we expect full-year 2019 revenue to be between $215,000 and $225,000. We expect full-year GAAP basic earnings per share to be between break-even and $0.10. We expect full-year non-GAAP earnings per share to be between $0.10 and $0.20 per share, and full-year Adjusted EBITDA to be between $30,000 and $40,000. We expect capital expenditures to be between $20,000 and $24,000 for the full year.

The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018
Revenue	$43,280	100.0%	$52,114	100.0%
Cost of revenue	27,258	63.0%	25,434	48.8%
Gross profit	16,022	37.0%	26,680	51.2%
Operating expenses	24,653	57.0%	26,729	51.3%
Operating loss	(8,631)	(19.9)%	(49)	(0.1)%
Total other income	196	0.5%	183	0.4%
(Loss) income before income taxes	(8,435)	(19.5)%	134	0.3%
Income tax expense (benefit)	124	0.3%	(15)	—%
Net (loss) income	$(8,559)	(19.8)%	$149	0.3%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net income (loss), adjusted to exclude share-based compensation and litigation expenses. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net income (loss), adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense, and income tax expense (benefit). We define Adjusted EBITDA as EBITDA adjusted to exclude share-based compensation and litigation expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our April 17, 2019, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
U.S. GAAP net (loss) income	$(8,559)	$(5,193)	$149
Share-based compensation	3,456	5,485	3,367
Litigation expenses	—	3	2,670
Non-GAAP net (loss) income	$(5,103)	$295	$6,186
Reconciliation of U.S. GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
U.S. GAAP net (loss) income	$(8,559)	$(5,193)	$149
Depreciation and amortization	4,562	4,417	4,968
Interest expense	10	10	59
Interest and other (income) expense	(206)	(320)	(242)
Income tax expense (benefit)	124	190	(15)
EBITDA	$(4,069)	$(896)	$4,919
Share-based compensation	3,456	5,485	3,367
Litigation expenses	—	3	2,670
Adjusted EBITDA	$(613)	$4,592	$10,956
Critical Accounting Policies and Estimates
Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. During the three months ended March 31, 2019, there have been no other significant changes in our critical accounting policies and estimates.

Results of Operations
Revenue
We derive revenue primarily from the sale of our digital content delivery, video delivery, cloud security, edge cloud and origin storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three months ended March 31, 2019, compared to the three months ended March 31, 2018:

	Three Months Ended March 31,
			$	%
	2019	2018	Change	Change
Revenue	$43,280	$52,114	$(8,834)	(17)%
Our revenue decreased during the three months ended March 31, 2019, versus the comparable 2018 period due to a decrease in our content delivery revenue as a result of price compression with certain of our larger customers. This decrease was primarily the result of strategic decisions we made in the latter half of 2018 regarding contract renegotiations with certain of our large customers and our decision to move away from a few large customers that did not align with our strategic objectives. During the three months ended March 31, 2019, we experienced a decrease in average selling price versus the comparable 2018 period, due to customer and product mix.
Our active customers worldwide decreased to 643 as of March 31, 2019, compared to 703 as of March 31, 2018. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended March 31, 2019 and 2018, sales to our top 20 customers accounted for approximately 70% and 73%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three months ended March 31, 2019 and 2018, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2019		2018
Americas	$25,035	58%	$32,578	63%
EMEA	7,265	17%	11,793	23%
Asia Pacific	10,980	25%	7,743	15%
Total revenue	$43,280	100%	$52,114	100%
Cost of Revenue
Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to internet service providers, and fees paid to data center operators for housing of our network equipment in third party network data centers, also known as co-location costs. Cost of revenue also includes leased space and utilities, depreciation of network equipment used to deliver our content delivery services, payroll and related costs, and share-based compensation for our network operations and professional services personnel. Other costs include professional fees and outside services, travel and travel-related expenses, and royalty expenses.

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2019		2018
Bandwidth and co-location fees	$15,128	35.0%	$14,550	27.9%
Depreciation - network	4,317	10.0%	4,380	8.4%
Payroll and related employee costs	4,154	9.6%	3,975	7.6%
Share-based compensation	411	0.9%	357	0.7%
Other costs	3,248	7.5%	2,172	4.2%
Total cost of revenue	$27,258	63.0%	$25,434	48.8%
Our cost of revenue increased in both aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2019, versus the comparable 2018 period. The changes in cost of revenue were primarily a result of the following:

•	Bandwidth expenses increased in aggregate dollars due to higher transit costs, primarily peering costs resulting from increased traffic on our network and our continued expansion into new geographies.

•	Our co-location costs slightly decreased in aggregate dollars primarily due to improved server and operational efficiencies.

•	Payroll and related employee costs increased due to increased average salaries.

•	Other costs increased primarily due to an increase in international re-seller costs.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2019		2018
Payroll and related employee costs	$2,949	6.8%	$2,931	5.6%
Professional fees and outside services	882	2.0%	788	1.5%
Share-based compensation	2,094	4.8%	1,810	3.5%
Litigation expenses	—	—%	2,670	5.1%
Other costs	1,610	3.7%	1,323	2.5%
Total general and administrative	$7,535	17.4%	$9,522	18.3%
Our general and administrative expense decreased in aggregate dollars and decreased as a percentage of total revenue for the three months ended March 31, 2019, versus the comparable 2018 period.
The decrease in aggregate dollars for the three months ended March 31, 2019, versus the comparable 2018 period was primarily driven by reduced litigation expenses due to the settlement of our intellectual property lawsuits. This decrease was off-set by increased share-based compensation (primarily due to the stock for salary program), increased other costs (primarily fees and licenses and other employee costs) and increased professional fees (primarily consulting and casual labor).
We expect our general and administrative expenses for 2019 to remain consistent in aggregate dollars and to decrease as a percentage of total revenue compared to 2018.

Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2019		2018
Payroll and related employee costs	$7,993	18.5%	$7,318	14.0%
Share-based compensation	484	1.1%	603	1.2%
Marketing programs	487	1.1%	589	1.1%
Other costs	2,008	4.6%	1,770	3.4%
Total sales and marketing	$10,972	25.4%	$10,280	19.7%
Our sales and marketing expense increased in aggregate dollars and increased as a percentage of total revenue for the three months ended March 31, 2019, versus the comparable 2018 period.
The increase in sales and marketing expense was primarily as a result of the following:

•	Increased payroll and related employee costs, due to increased headcount and higher average salaries.

•	Increased other costs primarily due to increased facilities costs, increased travel and entertainment and increased consulting.
These increases were partially off-set by decreased marketing spending related to promotional advertising and lower share-based compensation.
We expect our sales and marketing expenses for 2019 to increase compared to 2018 as we expand our sales force and marketing efforts.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2019		2018
Payroll and related employee costs	$4,320	10.0%	$4,660	8.9%
Share-based compensation	467	1.1%	597	1.1%
Other costs	1,114	2.6%	1,082	2.1%
Total research and development	$5,901	13.6%	$6,339	12.2%
Our research and development expense decreased in aggregate dollars and increased as a percentage of total revenue for the three months ended March 31, 2019, versus the comparable 2018 period. The decrease in aggregate dollars was primarily due to a decrease in payroll and related employee costs due to lower average salaries and lower variable compensation expense. This decrease was partially off-set by an increase in other costs, primarily due to increased casual labor.
We expect our research and development expenses for 2019 to increase slightly in aggregate dollars and remain consistent as a percentage of total revenue compared to 2018.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $245, or 0.6% of revenue, for the three months ended March 31, 2019, versus $588, or 1.1% of revenue, for the comparable 2018 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $10 for the three months ended March 31, 2019, versus $59 for the comparable 2018 period. The decrease in the three months ended March 31, 2019 was due to fees incurred during the comparable 2018 period associated with the Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon

Valley Bank (SVB) originally entered into in November 2015.
Interest Income
Interest income was $212 for the three months ended March 31, 2019, versus $130 for the comparable 2018 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other expense was $6 for the three months ended March 31, 2019, versus other income of $112 for the comparable 2018 period. For the three months ended March 31, 2019 and 2018, respectively, other income/expense consisted primarily of foreign currency transaction gains and losses and the gain/loss on sale of fixed assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense (benefit) for the three months ended March 31, 2019, was $124 versus $(15) for the comparable 2018 period. Income tax expense (benefit) on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of March 31, 2019, our cash, cash equivalents and marketable securities classified as current totaled $38,641. Included in this amount is approximately $6,810 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, accrued settlement and patent license agreement, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. As of March 31, 2019, there remained $4,500 due to Akamai under the terms of the settlement and license agreement.
On April 9, 2018, we entered into a definitive settlement patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the Agreement also require Akamai to pay to us a total of $14,900, over five equal quarterly installments. As of March 31, 2019, there remained $2,980 due from Akamai.
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
The major components of changes in cash flows for the three months ended March 31, 2019 and 2018, are discussed in the following paragraphs.
Operating Activities
Net cash used in operating activities was $5,963 for the three months ended March 31, 2019, versus net cash provided by operating activities of $1,659 for the comparable 2018 period, a decrease of $7,622. Changes in operating assets and liabilities of $(5,620) during the three months ended March 31, 2019, versus $(7,211) in the comparable 2018 period were primarily due to:

•	accounts receivable increased $3,720 during the three months ended March 31, 2019 as a result of timing of collections as compared to a $270 increase in the comparable 2018 period;

•
prepaid expenses and other current assets increased $474 during the three months ended March 31, 2019, due to an increase in VAT receivable, other prepaid expenses and customer acquisition costs off-set by the amortization of prepaid bandwidth expenses and other prepaid expenses, compared to a $882 decrease in the comparable 2018 period;

•
accounts payable and other current liabilities increased $2,243 during the three months ended March 31, 2019, versus a decrease of $2,286 for the comparable 2018 period due to timing of vendor payments and the payment of 2018 variable compensation accruals; and

•	net payments for provision for litigation decreased $2,980 as a result of payments received from Akamai under the settlement and patent license agreement.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2019 and 2020. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $2,031 for the three months ended March 31, 2019, versus net cash provided by investing activities of $2,541 for the comparable 2018 period. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the three months ended March 31, 2019, we made capital expenditures of $5,018 which represented approximately 12% of our total revenue. We currently expect an increase in capital expenditures in 2019 compared to 2018, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash used in financing activities was $886 for the three months ended March 31, 2019, versus net cash used in financing activities of $5,376 for the comparable 2018 period. Net cash used in financing activities in the three months ended March 31, 2019, primarily relates to the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $894, offset by cash received from the exercise of stock options and our employee stock purchase plan of $8.
Net cash used in financing activities in the three months ended March 31, 2018, primarily relates to the repurchase of our common stock of $3,800, payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,606, offset by cash received from the exercise of stock options and our employee stock purchase plan of $30.
Line of Credit
In February 2018, we entered into the Fourth Amendment to the Credit Agreement with SVB originally entered into in November 2015. Under the Fourth Amendment, we increased the maximum principal commitment amount to $20,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2020.
As of March 31, 2019, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate.  As of March 31, 2019, and December 31, 2018, respectively, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000.
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
We are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of March 31, 2019, we were in compliance with all covenants under the Credit Agreement.
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
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the three months ended March 31, 2019, we did not repurchase any shares under the repurchase program. During the three months ended March 31, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. As of March 31, 2019, there remained $21,200 under this share repurchase program.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for ROU assets, (primarily office facilities) and purchase commitments for bandwidth, and computer rack space. These commitments expire on various dates ranging from 2019 to 2022. We expect that the growth of our business will require us to continue to add to and increase our ROU assets and long-term commitments in 2019 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
The following table presents our contractual obligations and commercial commitments, as of March 31, 2019, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$21,546	$16,525	$5,021	$—	$—
Rack space commitments	9,975	6,524	3,275	176	—
Total purchase commitments	31,521	23,049	8,296	176	—
Right-of-use assets and other operating leases	3,560	1,848	1,712	—	—
Settlement agreement	4,500	4,500	—	—	—
Total commitments	$39,581	$29,397	$10,008	$176	$—
As of March 31, 2019, we have additional operating leases for office space that has not yet commenced of approximately $12.7 million. This lease is expected to commence in August 2019, with a term of approximately11 years.
Off Balance Sheet Arrangements
As of March 31, 2019, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit under the Fourth Amendment is at the current prime rate minus 0.25%.  In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of March 31, 2019, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net income for the year ended December 31, 2018, would have been lower by approximately $1,563, and our net loss for the three months ended March 31, 2019, would have been higher by approximately $582. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended March 31, 2019 and 2018, sales to our top 20 customers accounted for approximately 70% and 73%, respectively, of our total revenue. During the three months ended March 31, 2019 and 2018, respectively, we had one customer, Amazon, who represented more than 10% of our total revenue.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our primary competitors for our content delivery services include Akamai, CenturyLink, Amazon, Fastly, CDNetworks, StackPath, and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, as a result of the growth in the content delivery market. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the three months ended March 31, 2019, sales to our top 20 customers accounted for approximately 70% of our total revenue. During the three months ended March 31, 2019, we had one customer, Amazon, who represented 10% or more of our total revenue.
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
As of March 31, 2019, we had a goodwill balance of approximately $76,707, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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

LIMELIGHT NETWORKS, INC.

Date:	April 18, 2019	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)