Form 10-Q
period 2019-06-30
Limelight Networks, Inc.
filed 2019-07-18
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(602) 850-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act;

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LLNW	Nasdaq
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of July 12, 2019: 116,201,092 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2019

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,698	$25,383
Marketable securities	4,224	25,083
Accounts receivable, net	31,098	26,041
Income taxes receivable	125	122
Prepaid expenses and other current assets	8,739	14,789
Total current assets	68,884	91,418
Property and equipment, net	35,531	27,378
Operating lease right of use assets	2,701	—
Marketable securities, less current portion	40	40
Deferred income taxes	1,443	1,462
Goodwill	76,848	76,407
Other assets	5,848	2,220
Total assets	$191,295	$198,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,346	$9,216
Deferred revenue	1,331	1,883
Operating lease liability obligations	1,579	—
Income taxes payable	270	124
Provision for litigation	—	9,000
Other current liabilities	15,227	12,922
Total current liabilities	32,753	33,145
Operating lease liability obligations, less current portion	1,325	—
Deferred income taxes	140	152
Deferred revenue, less current portion	149	42
Other long-term liabilities	283	435
Total liabilities	34,650	33,774
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 115,760 and 114,246 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	116	114
Additional paid-in capital	520,375	513,682
Accumulated other comprehensive loss	(9,483)	(10,033)
Accumulated deficit	(354,363)	(338,612)
Total stockholders’ equity	156,645	165,151
Total liabilities and stockholders’ equity	$191,295	$198,925
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$45,904	$50,249	$89,184	$102,363
Cost of revenue:
Cost of services	22,769	21,206	45,710	42,260
Depreciation — network	4,628	4,196	8,944	8,576
Total cost of revenue	27,397	25,402	54,654	50,836
Gross profit	18,507	24,847	34,530	51,527
Operating expenses:
General and administrative	8,340	7,517	15,875	17,038
Sales and marketing	10,994	10,022	21,966	20,302
Research and development	6,013	6,073	11,915	12,412
Depreciation and amortization	127	633	372	1,221
Total operating expenses	25,474	24,245	50,128	50,973
Operating (loss) income	(6,967)	602	(15,598)	554
Other income (expense):
Interest expense	(10)	(7)	(20)	(66)
Interest income	110	134	321	263
Settlement and patent license income	—	14,900	—	14,900
Other, net	(70)	(221)	(76)	(109)
Total other income (expense)	30	14,806	225	14,988
(Loss) income before income taxes	(6,937)	15,408	(15,373)	15,542
Income tax expense	255	249	378	234
Net (loss) income	$(7,192)	$15,159	$(15,751)	$15,308

Net (loss) income per share:
Basic	$(0.06)	$0.14	$(0.14)	$0.14
Diluted	$(0.06)	$0.13	$(0.14)	$0.13

Weighted average shares used in per share calculation:
Basic	115,275	111,356	114,843	111,059
Diluted	115,275	120,033	114,843	119,454

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(7,192)	$15,159	$(15,751)	$15,308
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	8	44	37	20
Foreign exchange translation gain (loss)	166	(1,507)	513	(1,016)
Other comprehensive income (loss)	174	(1,463)	550	(996)
Comprehensive (loss) income	$(7,018)	$13,696	$(15,201)	$14,312
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended June 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance March 31, 2019	114,874	$115	$516,251	$(9,657)	$(347,171)	$159,538
Net loss	—	—	—	—	(7,192)	(7,192)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	8	—	8
Foreign currency translation adjustment, net of taxes	—	—	—	166	—	166
Vesting of restricted stock units	638	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(201)	—	(619)	—	—	(619)
Issuance of common stock under employee stock purchase plan	449	—	1,095	—	—	1,095
Share-based compensation	—	—	3,649	—	—	3,649
Balance June 30, 2019	115,760	$116	$520,375	$(9,483)	$(354,363)	$156,645
For the Three Months Ended June 30, 2018

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance March 31, 2018	110,657	$111	$500,303	$(7,861)	$(348,305)	$144,248
Net income	—	—	—	—	15,159	15,159
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	44	—	44
Foreign currency translation adjustment, net of taxes	—	—	—	(1,507)	—	(1,507)
Exercise of common stock options	1,022	—	2,921	—	—	2,921
Vesting of restricted stock units	790	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(241)	—	(1,206)	—	—	(1,206)
Issuance of common stock under employee stock purchase plan	250	—	1,110	—	—	1,110
Share-based compensation	—	—	3,557	—	—	3,557
Balance June 30, 2018	112,478	$112	$506,684	$(9,324)	$(333,146)	$164,326

For the Six Months Ended June 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2018	114,246	$114	$513,682	$(10,033)	$(338,612)	$165,151
Net loss	—	—	—	—	(15,751)	(15,751)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	37	—	37
Foreign currency translation adjustment, net of taxes	—	—	—	513	—	513
Exercise of common stock options	5	—	8	—	—	8
Vesting of restricted stock units	1,566	2	(2)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(506)	—	(1,513)	—	—	(1,513)
Issuance of common stock under employee stock purchase plan	449	—	1,095	—	—	1,095
Share-based compensation	—	—	7,105	—	—	7,105
Balance June 30, 2019	115,760	$116	$520,375	$(9,483)	$(354,363)	$156,645
For the Six Months Ended June 30, 2018

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2017	110,824	$111	$502,312	$(8,328)	$(349,950)	$144,145
Cumulative effect of accounting change	—	—	—	—	1,496	1,496
Net income	—	—	—	—	15,308	15,308
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	20	—	20
Foreign currency translation adjustment, net of taxes	—	—	—	(1,016)	—	(1,016)
Exercise of common stock options	1,032	—	2,951	—	—	2,951
Vesting of restricted stock units	2,018	2	(2)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(646)	—	(2,812)	—	—	(2,812)
Issuance of common stock under employee stock purchase plan	250	—	1,110	—	—	1,110
Purchases of common stock	(1,000)	(1)	(3,799)	—	—	(3,800)
Share-based compensation	—	—	6,924	—	—	6,924
Balance June 30, 2018	112,478	$112	$506,684	$(9,324)	$(333,146)	$164,326

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net (loss) income	$(15,751)	$15,308
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,316	9,797
Share-based compensation	7,105	6,924
Settlement and patent license income	—	(14,900)
Foreign currency remeasurement gain	(125)	(161)
Deferred income taxes	31	(70)
Gain on sale of property and equipment	(51)	(113)
Accounts receivable charges	694	296
Amortization of premium on marketable securities	20	58
Changes in operating assets and liabilities:
Accounts receivable	(5,751)	223
Prepaid expenses and other current assets	108	227
Income taxes receivable	(2)	(63)
Other assets	(3,422)	(567)
Accounts payable and other current liabilities	6,473	(5,584)
Deferred revenue	(445)	167
Income taxes payable	143	(237)
Payments related to litigation, net	(3,040)	(6,020)
Other long term liabilities	(152)	(170)
Net cash (used in) provided by operating activities	(4,849)	5,115
Investing activities
Purchases of marketable securities	(10,279)	—
Sale and maturities of marketable securities	31,153	11,515
Purchases of property and equipment	(16,474)	(6,281)
Proceeds from sale of property and equipment	46	113
Net cash provided by investing activities	4,446	5,347
Financing activities
Payments of employee tax withholdings related to restricted stock vesting	(1,513)	(2,812)
Cash paid for purchase of common stock	—	(3,800)
Proceeds from employee stock plans	1,103	4,062
Net cash used in financing activities	(410)	(2,550)
Effect of exchange rate changes on cash and cash equivalents	128	(105)
Net (decrease) increase in cash and cash equivalents	(685)	7,807
Cash and cash equivalents, beginning of period	25,383	20,912
Cash and cash equivalents, end of period	$24,698	$28,719
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$20	$66
Cash paid during the period for income taxes, net of refunds	$213	$618
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2019
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
Recent Accounting Standards
Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-11, which amends the guidance to add a method of adoption whereby the issuer may elect to recognize a cumulative effect adjustment at the beginning of the period of adoption. ASU No. 2018-11 does not require comparative period financial information to be adjusted. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of the identified asset for a period of time, the customer has to have both (1) the right to obtain substantially all of the economic benefits from the use of the identified asset and (2) the right to direct the use of the identified asset, a contract does not contain an identified asset if the supplier has a substantive right to substitute such asset ("the leasing criteria"). Upon review of our co-location and bandwidth arrangements, we have determined that such arrangements did not meet the leasing criteria, and therefore, were not included in our ROU asset and lease liability obligations on our balance sheet. We have determined that our real estate leases with terms in excess of one year and which do not include an option to purchase the underlying asset, do meet the leasing criteria. On January 1, 2019, we adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We elected to apply the transition provisions as of January 1, 2019, the date of adoption, and we recorded lease ROU assets and related liabilities on our balance sheet of $3.6 million related to our operating leases. We have no financing leases. There was no change to our consolidated statements of operations or cash flows.

In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers (Topic 606). We adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.
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
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method or the most likely amount method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These customers have entered into contracts with contract terms generally from one to four years. As of June 30, 2019, we have approximately $5,500 of remaining unsatisfied performance obligations. We recognized revenue of approximately $2,500 and $1,000, respectively, during the three months ended June 30, 2019 and 2018, related to these types of contracts with our customers. During the six months ended June 30, 2019 and 2018, we recognized approximately $5,200 and $2,000, respectively. We expect to recognize approximately 74% of the remaining unsatisfied performance obligations in 2019, approximately 25% in 2020 and the remaining in 2021.
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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets, and lease liability obligations in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liability obligations represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We have lease agreements with lease and non-lease components and account for such components as a single lease component. As most of our leases do not provide an implicit rate, we estimated our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 16 "Operating Leases - Right of Use Assets and Purchase Commitments" for additional information.
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
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at June 30, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	4,221	3	—	4,224
Total marketable securities	$4,261	$3	$—	$4,264
The amortized cost and estimated fair value of marketable securities at June 30, 2019, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$4,221	$3	$—	$4,224
Due after one year and through five years	40	—	—	40
	$4,261	$3	$—	$4,264
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	25,115	—	32	25,083
Total marketable securities	$25,155	$—	$32	$25,123
The amortized cost and estimated fair value of marketable securities at December 31, 2018, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$25,115	$—	$32	$25,083
Due after one year and through five years	40	—	—	40
	$25,155	$—	$32	$25,123
4. Accounts Receivable, net
Accounts receivable, net include:

	June 30,	December 31,
	2019	2018
Accounts receivable	$32,117	$27,040
Less: credit allowance	(210)	(250)
Less: allowance for doubtful accounts	(809)	(749)
Total accounts receivable, net	$31,098	$26,041

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	June 30,	December 31,
	2019	2018
Settlement and patent license receivable	$—	$5,960
Prepaid bandwidth and backbone	972	1,395
VAT receivable	2,417	2,022
Prepaid expenses and insurance	1,853	1,816
Vendor deposits and other	3,497	3,596
Total prepaid expenses and other current assets	$8,739	$14,789
6. Property and Equipment, net
Property and equipment, net include:

	June 30,	December 31,
	2019	2018
Network equipment	$117,930	$105,760
Computer equipment and software	8,021	8,711
Furniture and fixtures	578	703
Leasehold improvements	5,729	4,587
Other equipment	150	156
Total property and equipment	132,408	119,917
Less: accumulated depreciation	(96,877)	(92,539)
Total property and equipment, net	$35,531	$27,378
Depreciation expense related to property and equipment classified in operating expense was $127 and $633 for the three months ended June 30, 2019 and 2018, respectively and was $372 and $1,221 for the six months ended June 30, 2019 and 2018, respectively.
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
No indicators of impairment were identified as of June 30, 2019. Foreign currency translation adjustments increased the carrying amount of goodwill by $141 for the three months ended June 30, 2019. For the six months ended June 30, 2019, foreign currency translation adjustments increased the carrying value of goodwill by $441.
8. Other Current Liabilities
Other current liabilities include:

	June 30,	December 31,
	2019	2018
Accrued compensation and benefits	$7,031	$7,528
Accrued cost of revenue	3,264	2,361
Deferred rent	—	145
Accrued legal fees	47	22
Other accrued expenses	4,885	2,866
Total other current liabilities	$15,227	$12,922

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
As of June 30, 2019, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000. We had no outstanding borrowings at December 31, 2018, and we had availability under the Credit Agreement of approximately $20,000.
As of June 30, 2019, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended June 30, 2019 and 2018, there was no interest expense, and fees expense and amortization was $10 and $7, respectively. For the six months ended June 30, 2019 and 2018, there was no interest expense, and fees expense and related amortization were $20 and $66, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
We are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of June 30, 2019, we were in compliance with all covenants under the Credit Agreement.
10. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In June 2006, Akamai Technologies, Inc. (Akamai) and the Massachusetts Institute of Technology (MIT) filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging that we were infringing multiple patents assigned to MIT and exclusively licensed by MIT to Akamai. In August 2016, we entered into a settlement and license agreement with Akamai with respect to U.S. Patent No. 6,108,703 (the ’703 patent) and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement required us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We recorded a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000. During the three months ended June 30, 2019, we made our final payment of $4,500 to Akamai under the terms of the settlement and license agreement.
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

On April 9, 2018, we entered into a definitive settlement and patent license agreement where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also required Akamai to pay to Limelight a total of $14,900 over five equal quarterly installments. During the three months ended June 30, 2019, we received our final payment of $2,980 from Akamai.
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
The following table sets forth the components used in the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(7,192)	$15,159	$(15,751)	$15,308
Basic weighted average outstanding shares of common stock	115,275	111,356	114,843	111,059
Basic weighted average outstanding shares of common stock	115,275	111,356	114,843	111,059
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	8,677	—	8,395
Diluted weighted average outstanding shares of common stock	115,275	120,033	114,843	119,454
Basic net (loss) income per share	$(0.06)	$0.14	$(0.14)	$0.14
Diluted net (loss) income per share:	$(0.06)	$0.13	$(0.14)	$0.13

For the three and six months ended June 30, 2019 and 2018, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee stock purchase plan	128	—	128	—
Stock options	2,425	2,832	2,243	3,718
Restricted stock units	779	—	890	—
	3,332	2,832	3,261	3,718
12. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the six months ended June 30, 2019, we did not repurchase any shares under the repurchase program. During the six months ended June 30, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. As of June 30, 2019, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan, and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of June 30, 2019 was approximately 11,269.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three and six months ended June 30, 2019, we issued 449 shares under the ESPP. Total cash proceeds from the purchase of the shares under the ESPP was approximately $1,095. As of June 30, 2019, shares reserved for issuance to employees under this plan totaled 4,585, and we held employee contributions of $294 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at June 30, 2019. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of June 30, 2019, the board of directors had not adopted any resolutions for the issuance of preferred stock.
13. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2019, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2018	$(9,992)	$(41)	$(10,033)
Other comprehensive income before reclassifications	513	37	550
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	513	37	550
Balance, June 30, 2019	$(9,479)	$(4)	$(9,483)
14. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share-based compensation expense by type:
Stock options	$1,044	$1,046	$2,086	$2,107
Restricted stock units	2,435	2,181	4,685	4,347
ESPP	170	330	334	470
Total share-based compensation expense	$3,649	$3,557	$7,105	$6,924
Share-based compensation expense:
Cost of services	$377	$350	$788	$707
General and administrative expense	2,140	1,969	4,234	3,779
Sales and marketing expense	598	633	1,082	1,236
Research and development expense	534	605	1,001	1,202
Total share-based compensation expense	$3,649	$3,557	$7,105	$6,924
Unrecognized share-based compensation expense totaled approximately $20,444 at June 30, 2019, of which $6,434 related to stock options and $14,010 related to restricted stock units. We currently expect to recognize share-based compensation expense of $6,371 during the remainder of 2019, $8,722 in 2020 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at June 30, 2019.
On February 1, 2019, the compensation committee of our board of directors approved a stock for salary program wherein eligible participants elected to receive payment of his or her base salary in shares of our common stock beginning on February 1, 2019. The shares of common stock will be issued under our Restated 2007 Plan. Eligible program participants include our Chief Executive Officer and his direct reports.
The stock for salary program permits eligible participants to receive 0, 25, 50, 75, or 100% of his or her 2019 salary (including any increases that may occur during the year) in shares of our common stock. On the last trading day of each calendar month, each participant will receive the number of shares of our common stock determined by dividing (i) 1/12th of his or her enrolled salary by (ii) the trailing 30-day closing average of our common stock, rounded up to the nearest whole share. Once an election is made, it runs for the full year 2019 and is irrevocable and the program will automatically terminate on the earlier to occur of January 1, 2020 or the date upon which our common stock trades on the Nasdaq at $4.00 per share or greater. Participation levels may not be changed after the close of the enrollment period. Once purchased, there is no vesting period for the shares. During 2019, our Chief Executive Officer and two of his direct reports elected to participate in the program. Each of the three participants elected to receive 50% of their respective salary in stock. As a result of their participation in the program, we will issue 49 shares of common stock and recorded $143 of share based compensation expense during the three months ended June 30, 2019. For the six months ended June 30, 2019, we issued 82 shares of common stock and recorded $244 of share based compensation expense.

15. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of our initial public offering (IPO), became holders of more than 10% of our common stock. On June 14, 2007, upon the closing of our IPO, all outstanding shares of our Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. Between November 2017 and March 2018, investment partnerships affiliated with Goldman Sachs & Co. LLC and Goldman Sachs Group, Inc. sold 30,272,493 shares that they had acquired upon the conversation of their Series B Preferred Stock at the time of the Company’s IPO in June 2007. As of June 30, 2019, Goldman, Sachs & Co. owned less than 1% of our outstanding common stock. We had no other material related party transactions during the three and six months ended June 30, 2019 and 2018.
16. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2022. Below is a summary of our right of use assets and liabilities as of June 30, 2019.

Right-of-use assets	$2,701

Lease liability obligations, current	$1,579
Lease liability obligations, less current portion	1,325
Total lease liability obligations	$2,904

Weighted-average remaining lease term	2.00 years

Weighted-average discount rate	5.25%
During the three and six months ended June 30, 2019, we recognized approximately $977 and $1,943 in operating lease costs. Operating lease costs of $147 and $291 are included in cost of revenue and $830 and $1,652 are included in operating expenses in our consolidated statement of operations. During the six months ended June 30, 2019, cash paid for operating leases was approximately $1,002.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2019, are as follows:

Remainder of 2019	$900
2020	1,375
2021	736
2022	55
2023	—
Thereafter	—
Total minimum payments	3,066
Less: amount representing interest	162
Total	$2,904
As of June 30, 2019, we have an additional operating lease for office space that has not yet commenced of approximately $12.7 million. This lease is expected to commence in August 2019, with a term of approximately 11 years.

Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and internet service providers. These commitments did not meet the definition of a ROU asset/lease under ASU No. 2016-02. The following summarizes our minimum commitments for future periods as of June 30, 2019:

Remainder of 2019	$16,744
2020	11,343
2021	4,713
2022	1,137
2023	599
Thereafter	299
Total minimum payments	$34,835
17. Concentrations
During the three and six months ended June 30, 2019 and 2018, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $28,087 for the three months ended June 30, 2019, compared to $30,067 for the three months ended June 30, 2018. For the six months ended June 30, 2019, revenue from customers located within the United States was $52,063, compared to $60,620 for the six months ended June 30, 2018.
During the three and six months ended June 30, 2019, based on customer location, we had three countries, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenue. For the three and six months ended June 30, 2018, based on customer location, we had two countries, the United States, and the United Kingdom, that accounted for 10% or more of our total revenue.
18. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended June 30, 2019 and 2018, was $255 and $249, respectively. For the six months ended June 30, 2019 and 2018, income tax expense was $378 and $234, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three and six month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2015 through 2018 remain subject to examination by federal tax authorities. Tax years 2014 through 2018 generally remain subject to examination by state tax authorities. As of June 30, 2019, we are not under any federal or state examination for income taxes.
For the three and six months ended June 30, 2019, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (GILTI) as a result of our net operating loss carryforwards (NOL) and valuation allowance position. We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position.
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Americas	$28,970	63%	$31,039	62%	$54,005	61%	$63,617	62%
EMEA	7,282	16%	9,708	19%	14,547	16%	21,500	21%
Asia Pacific	9,652	21%	9,502	19%	20,632	23%	17,246	17%
Total revenue	$45,904	100%	$50,249	100%	$89,184	100%	$102,363	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Country / Region	2019	2018	2019	2018
United States / Americas	$28,087	$30,067	$52,063	$60,620
United Kingdom / EMEA	$5,285	$6,337	$10,414	$15,306
Japan / Asia Pacific	$5,682	$4,922	$11,505	$9,231
The following table sets forth long-lived assets by geographic area in which the assets are located:

	June 30,	December 31,
	2019	2018
Americas	$24,785	$18,349
International	10,746	9,029
Total long-lived assets	$35,531	$27,378
20. Fair Value Measurements
As of June 30, 2019, and December 31, 2018, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at June 30, 2019:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$7,114	$7,114	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	4,224	—	4,224	—
Total assets measured at fair value	$11,378	$7,114	$4,264	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

The following is a summary of fair value measurements at December 31, 2018:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$752	$752	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	25,083	—	25,083	—
Total assets measured at fair value	$25,875	$752	$25,123	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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
Our delivery services represented approximately 78% of our total revenue during the three and six months ended June 30, 2019. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
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
During the three and six months ended June 30, 2019 and 2018, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to optimize our data center footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 563 at December 31, 2018, to 594 as of June 30, 2019.
In August 2016, we entered into a settlement and license agreement with Akamai Technologies, Inc. (Akamai) with respect to the U.S. Patent No. 6,108,703 (the ‘703 patent) and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement required us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. During the three months ended June 30, 2019, we made our final payment of $4,500 to Akamai under the terms of the settlement and license agreement.
On April 9, 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also required Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. During the three months ended June 30, 2019, we received our final payment of $2,980 from Akamai.
Please see our discussion in Note 10 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for more information on this and other lawsuits.

The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Revenue	$45,904	100.0%	$50,249	100.0%	$89,184	100.0%	$102,363	100.0%
Cost of revenue	27,397	59.7%	25,402	50.6%	54,654	61.3%	50,836	49.7%
Gross profit	18,507	40.3%	24,847	49.4%	34,530	38.7%	51,527	50.3%
Operating expenses	25,474	55.5%	24,245	48.2%	50,128	56.2%	50,973	49.8%
Operating (loss) income	(6,967)	(15.2)%	602	1.2%	(15,598)	(17.5)%	554	0.5%
Settlement and patent license income	—	—%	14,900	29.7%	—	—%	14,900	14.6%
Total other income (expense)	30	0.1%	(94)	(0.2)%	225	0.3%	88	0.1%
(Loss) income before income taxes	(6,937)	(15.1)%	15,408	30.7%	(15,373)	(17.2)%	15,542	15.2%
Income tax expense	255	0.6%	249	0.5%	378	0.4%	234	0.2%
Net (loss) income	$(7,192)	(15.7)%	$15,159	30.2%	$(15,751)	(17.7)%	$15,308	15.0%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net income (loss), adjusted to exclude the settlement and patent license income, share-based compensation and litigation expenses. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net income (loss), adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude the settlement and patent license income, share-based compensation and litigation expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our July 17, 2019, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018
U.S. GAAP net (loss) income	$(7,192)	$(8,559)	$15,159	$(15,751)	$15,308
Settlement and patent license income	—	—	(14,900)	—	(14,900)
Share-based compensation	3,649	3,456	3,557	7,105	6,924
Litigation expenses	—	—	215	—	2,885
Non-GAAP net (loss) income	$(3,543)	$(5,103)	$4,031	$(8,646)	$10,217
Reconciliation of U.S. GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018
U.S. GAAP net (loss) income	$(7,192)	$(8,559)	$15,159	$(15,751)	$15,308
Depreciation and amortization	4,755	4,562	4,829	9,316	9,797
Interest expense	10	10	7	20	66
Interest and other (income) expense	(40)	(206)	87	(245)	(154)
Income tax expense	255	124	249	378	234
EBITDA	$(2,212)	$(4,069)	$20,331	$(6,282)	$25,251
Settlement and patent license income	—	—	(14,900)	—	(14,900)
Share-based compensation	3,649	3,456	3,557	7,105	6,924
Litigation expenses	—	—	215	—	2,885
Adjusted EBITDA	$1,437	$(613)	$9,203	$823	$20,160
Critical Accounting Policies and Estimates
Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. During the six months ended June 30, 2019, there have been no other significant changes in our critical accounting policies and estimates.

Results of Operations
Revenue
We derive revenue primarily from the sale of our digital content delivery, video delivery, cloud security, edge cloud and origin storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Revenue	$45,904	$50,249	$(4,345)	(9)%	$89,184	$102,363	$(13,179)	(13)%
Our revenue decreased during the three and six months ended June 30, 2019, versus the comparable 2018 period due to a decrease in our content delivery revenue as a result of strategic decisions we made in the latter half of 2018 regarding contract renegotiations with certain of our large customers and our decision to move away from a few large customers that did not align with our strategic objectives. During the three and six months ended June 30, 2019, we experienced a decrease in average selling price versus the comparable 2018 period, due to customer and product mix.
Our active customers worldwide decreased to 621 as of June 30, 2019, compared to 689 as of June 30, 2018. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended June 30, 2019 and 2018, sales to our top 20 customers accounted for approximately 71% and 72%, respectively, of our total revenue. For the six months ended June 30, 2019 and 2018, sales to our top 20 customers accounted for approximately 68% and 72%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three and six months ended June 30, 2019 and 2018, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Americas	$28,970	63%	$31,039	62%	$54,005	61%	$63,617	62%
EMEA	7,282	16%	9,708	19%	14,547	16%	21,500	21%
Asia Pacific	9,652	21%	9,502	19%	20,632	23%	17,246	17%
Total revenue	$45,904	100%	$50,249	100%	$89,184	100%	$102,363	100%
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

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Bandwidth and co-location fees	$15,547	33.9%	$14,104	28.1%	$30,675	34.4%	$28,654	28.0%
Depreciation - network	4,628	10.1%	4,196	8.4%	8,944	10.0%	8,576	8.4%
Payroll and related employee costs	4,190	9.1%	4,013	8.0%	8,344	9.4%	7,988	7.8%
Share-based compensation	377	0.8%	350	0.7%	788	0.9%	707	0.7%
Other costs	2,655	5.8%	2,739	5.5%	5,903	6.6%	4,911	4.8%
Total cost of revenue	$27,397	59.7%	$25,402	50.6%	$54,654	61.3%	$50,836	49.7%
Our cost of revenue increased in both aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2019, versus the comparable 2018 periods. The changes in cost of revenue were primarily a result of the following:

•
Bandwidth expenses increased in aggregate dollars due to higher transit costs, primarily peering costs, resulting from increased traffic on our network and our continued expansion in existing, as well as new geographies.

•	Our co-location costs increased in aggregate dollars primarily due to our expansion in existing, as well as new geographies.

•	Depreciation expense increased due to capital expenditures in the first half of 2019.

•	Payroll and related employee costs increased due to increased operations personnel.

•	Other costs increased primarily due to an increase in international re-seller costs.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Payroll and related employee costs	$2,793	6.1%	$3,008	6.0%	$5,742	6.4%	$5,940	5.8%
Professional fees and outside services	1,460	3.2%	790	1.6%	2,342	2.6%	1,578	1.5%
Share-based compensation	2,140	4.7%	1,969	3.9%	4,234	4.7%	3,779	3.7%
Litigation expenses	—	—%	215	0.4%	—	—%	2,885	2.8%
Other costs	1,947	4.2%	1,535	3.1%	3,557	4.0%	2,856	2.8%
Total general and administrative	$8,340	18.2%	$7,517	15.0%	$15,875	17.8%	$17,038	16.6%
Our general and administrative expense increased in aggregate dollars and increased as a percentage of total revenue for the three months ended June 30, 2019, versus the comparable 2018 period. For the six months ended June 30, 2019, our general and administrative expense decreased in aggregate dollars and increased as a percentage of revenue versus the comparable 2018 period.
The increase in aggregate dollars for the three months ended June 30, 2019, versus the comparable 2018 period was primarily driven by increased professional fees, increased other costs consisting of bad debt expense, facilities, and fees and licenses, and increased share-based compensation (stock for salary program). These increases were offset by a reduction in payroll and related employee costs (lower salary expense and lower variable compensation) and reduced litigation expenses due to the settlement of our intellectual property lawsuits.
The decrease in aggregate dollars for the six months ended June 30, 2019, versus the comparable 2018 period was primarily driven by the decrease in litigation expenses due to the settlement of our intellectual property lawsuits, and to a lessor extent a reduction in payroll and related employee costs (reduced salary expense and lower variable compensation). These decreases were offset by increased professional fees and increased other costs consisting of bad debt expense and fees and licenses.

We expect our general and administrative expenses for 2019 to remain consistent in aggregate dollars and to decrease as a percentage of total revenue compared to 2018.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Payroll and related employee costs	$7,858	17.1%	$7,139	14.2%	$15,852	17.8%	$14,458	14.1%
Share-based compensation	598	1.3%	633	1.3%	1,082	1.2%	1,236	1.2%
Marketing programs	639	1.4%	553	1.1%	1,126	1.3%	1,142	1.1%
Other costs	1,899	4.1%	1,697	3.4%	3,906	4.4%	3,466	3.4%
Total sales and marketing	$10,994	23.9%	$10,022	19.9%	$21,966	24.6%	$20,302	19.8%
Our sales and marketing expense increased in aggregate dollars and increased as a percentage of total revenue for the three and six months ended June 30, 2019, versus the comparable 2018 periods.
The increase in sales and marketing expense was primarily as a result of the following:

•	Increased payroll and related employee costs due to increased sales personnel.

•	Increased other costs primarily due to increased facilities costs and increased travel and entertainment.

•	Increased marketing spending related to trade shows, offset by decreased promotional advertising.
These increases were partially offset by decreased share-based compensation.
We expect our sales and marketing expenses for 2019 to increase compared to 2018 as we expand our sales force and marketing efforts.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Payroll and related employee costs	$4,255	9.3%	$4,372	8.7%	$8,575	9.6%	$9,032	8.8%
Share-based compensation	534	1.2%	605	1.2%	1,001	1.1%	1,202	1.2%
Other costs	1,224	2.7%	1,096	2.2%	2,339	2.6%	2,178	2.1%
Total research and development	$6,013	13.1%	$6,073	12.1%	$11,915	13.4%	$12,412	12.1%
Our research and development expense decreased in aggregate dollars and increased as a percentage of total revenue for the three and six months ended June 30, 2019, versus the comparable 2018 periods. The decrease in aggregate dollars was primarily due to a decrease in payroll and related employee costs due to lower variable compensation and lower salary expense. This decrease was partially offset by an increase in other costs, primarily due to increased casual labor, fees and licenses, and other employee costs.
We expect our research and development expenses for 2019 to increase slightly in aggregate dollars and remain consistent as a percentage of total revenue compared to 2018.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $127, or 0.3% of revenue, for the three months ended June 30, 2019, versus $633, or 1.3% of revenue, for the comparable 2018 period. For the six months ended June 30, 2019, depreciation and amortization expense was $372, or 0.4% of revenue versus $1,221, or 1.2% of revenue, for the comparable 2018 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.

Interest Expense
Interest expense was $10 for the three months ended June 30, 2019, versus $7 for the comparable 2018 period. For the six months ended June 30, 2019, interest expense was $20 versus $66 for the comparable 2018 period. The decrease in the six months ended June 30, 2019 was due to fees incurred during the comparable 2018 period associated with the Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015.
Interest Income
Interest income was $110 for the three months ended June 30, 2019, versus $134 for the comparable 2018 period. For the six months ended June 30, 2019, interest income was $321 versus $263 for the comparable 2018 period. Interest income includes interest earned on invested cash balances and marketable securities.
Settlement and Patent License Income
On April 9, 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also required Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. During the three months ended June 30, 2019, we received our final payment of $2,980 from Akamai.
Other Income (Expense)
Other expense was $70 for the three months ended June 30, 2019, versus other expense of $221 for the comparable 2018 period. For the six months ended June 30, 2019, other expense was $76 versus other expense of $109 for the comparable 2018 period. For the three and six months ended June 30, 2019 and 2018, respectively, other income/expense consisted primarily of foreign currency transaction gains and losses and the gain/loss on sale of fixed assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three and six months ended June 30, 2019, was $255 and $378, respectively, versus $249 and $234 for the comparable 2018 period. Income tax expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of June 30, 2019, our cash, cash equivalents and marketable securities classified as current totaled $28,922. Included in this amount is approximately $7,249 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, accrued settlement and patent license agreement, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settles all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. During the three months ended June 30, 2019, we made our final payment of $4,500 to Akamai under the terms of the settlement and license agreement.
On April 9, 2018, we entered into a definitive settlement patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the

Agreement also require Akamai to pay to us a total of $14,900, over five equal quarterly installments. During the three months ended June 30, 2019, we received our final payment of $2,980 from Akamai.
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
The major components of changes in cash flows for the six months ended June 30, 2019 and 2018, are discussed in the following paragraphs.
Operating Activities
Net cash used in operating activities was $4,849 for the six months ended June 30, 2019, versus net cash provided by operating activities of $5,115 for the comparable 2018 period, a decrease of $9,964. Changes in operating assets and liabilities of $(6,088) during the six months ended June 30, 2019, versus $(12,024) in the comparable 2018 period were primarily due to:

•	accounts receivable increased $5,751 during the six months ended June 30, 2019 as a result of timing of collections as compared to a $223 decrease in the comparable 2018 period;

•
prepaid expenses and other current assets decreased $108 during the six months ended June 30, 2019, primarily due to the amortization of prepaid bandwidth and backbone expenses, which was partially offset by an increase in VAT receivable, compared to a $227 decrease in the comparable 2018 period;

•
accounts payable and other current liabilities increased $6,473 during the six months ended June 30, 2019, versus a decrease of $5,584 for the comparable 2018 period due to timing of vendor payments and the payment of 2018 variable compensation accruals; and

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
Investing Activities
Net cash provided by investing activities was $4,446 for the six months ended June 30, 2019, versus net cash provided by investing activities of $5,347 for the comparable 2018 period. Net provided by investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the six months ended June 30, 2019, we made capital expenditures of $16,474 which represented approximately 18% of our total revenue. We currently expect an increase in capital expenditures in 2019 compared to 2018, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash used in financing activities was $410 for the six months ended June 30, 2019, versus net cash used in financing activities of $2,550 for the comparable 2018 period. Net cash used in financing activities in the six months ended June 30, 2019, primarily relates to the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,513, offset by cash received from the exercise of stock options and our employee stock purchase plan of $1,103.
Net cash used in financing activities in the six months ended June 30, 2018, primarily relates to the repurchase of our common stock of $3,800, payments of employee tax withholdings related to the net settlement of vested restricted stock units of $2,812, offset by cash received from the exercise of stock options and our employee stock purchase plan of $4,062.
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
As of June 30, 2019, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate.  As of June 30, 2019, and December 31, 2018, respectively, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000.
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
We are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of June 30, 2019, we were in compliance with all covenants under the Credit Agreement.
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
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the six months ended June 30, 2019, we did not repurchase any shares under the repurchase program. During the six months ended June 30, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. As of June 30, 2019, there remained $21,200 under this share repurchase program.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for ROU assets, (primarily office facilities) and purchase commitments for bandwidth, and computer rack space. These commitments expire on various dates ranging from 2019 to 2024. We expect that the growth of our business will require us to continue to add to and increase our ROU assets and long-term commitments in 2019 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
The following table presents our contractual obligations and commercial commitments, as of June 30, 2019, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$20,579	$15,559	$5,020	$—	$—
Rack space commitments	14,256	8,354	4,595	1,307	—
Total purchase commitments	34,835	23,913	9,615	1,307	—
Right-of-use assets and other operating leases	3,240	1,855	1,385	—	—
Total commitments	$38,075	$25,768	$11,000	$1,307	$—
As of June 30, 2019, we have an additional operating lease for office space that has not yet commenced of approximately $12.7 million. This lease is expected to commence in August 2019, with a term of approximately11 years.
Off Balance Sheet Arrangements
As of June 30, 2019, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit under the Fourth Amendment is at the current prime rate minus 0.25%.  In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of June 30, 2019, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net income for the year ended December 31, 2018, would have been lower by approximately $1,563, and our net loss for the six months ended June 30, 2019, would have been higher by approximately $1,371. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended June 30, 2019 and 2018, sales to our top 20 customers accounted for approximately 71% and 72%, respectively, of our total revenue. During the three months ended June 30, 2019 and 2018, respectively, we had one customer, Amazon, who represented more than 10% of our total revenue.
For the six months ended June 30, 2019 and 2018, sales to our top 20 customers accounted for approximately 68% and 72%, respectively, of our total revenue. During the six months ended June 30, 2019 and 2018, respectively, we had one customer, Amazon, who represented more than 10% of our total revenue.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the six months ended June 30, 2019, sales to our top 20 customers accounted for approximately 68% of our total revenue. During the six months ended June 30, 2019, we had one customer, Amazon, who represented 10% or more of our total revenue.
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
As of June 30, 2019, we had a goodwill balance of approximately $76,848, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.02	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.01	Amendment 1 to the Limelight Networks, Inc. 2013 Employee Stock Purchase Plan	S-8	333-231194	10.1	5/3/2019

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE DOCUMENT					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X
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

LIMELIGHT NETWORKS, INC.

Date:	July 18, 2019	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)