Form 10-Q
period 2019-09-30
Limelight Networks, Inc.
filed 2019-10-17
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                          to
Commission file number 001-33508

Limelight Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1677033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1465 North Scottsdale Road, Suite 400
Scottsdale, AZ 85257
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of October 11, 2019: 116,523,442 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2019

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,832	$25,383
Marketable securities	3,218	25,083
Accounts receivable, net	35,818	26,041
Income taxes receivable	77	122
Prepaid expenses and other current assets	9,522	14,789
Total current assets	63,467	91,418
Property and equipment, net	46,304	27,378
Operating lease right of use assets	12,667	—
Marketable securities, less current portion	40	40
Deferred income taxes	1,474	1,462
Goodwill	77,051	76,407
Other assets	7,394	2,220
Total assets	$208,397	$198,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,641	$9,216
Deferred revenue	1,205	1,883
Operating lease liability obligations	1,870	—
Income taxes payable	325	124
Provision for litigation	—	9,000
Other current liabilities	12,516	12,922
Total current liabilities	36,557	33,145
Operating lease liability obligations, less current portion	13,331	—
Deferred income taxes	123	152
Deferred revenue, less current portion	162	42
Other long-term liabilities	300	435
Total liabilities	50,473	33,774
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 116,513 and 114,246 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	117	114
Additional paid-in capital	524,758	513,682
Accumulated other comprehensive loss	(9,837)	(10,033)
Accumulated deficit	(357,114)	(338,612)
Total stockholders’ equity	157,924	165,151
Total liabilities and stockholders’ equity	$208,397	$198,925
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$51,321	$49,315	$140,505	$151,678
Cost of revenue:
Cost of services	25,602	21,519	71,311	63,779
Depreciation — network	4,961	3,761	13,905	12,337
Total cost of revenue	30,563	25,280	85,216	76,116
Gross profit	20,758	24,035	55,289	75,562
Operating expenses:
General and administrative	7,356	7,851	23,231	24,890
Sales and marketing	10,713	9,766	32,679	30,068
Research and development	5,160	5,882	17,075	18,294
Depreciation and amortization	172	616	545	1,837
Total operating expenses	23,401	24,115	73,530	75,089
Operating (loss) income	(2,643)	(80)	(18,241)	473
Other income (expense):
Interest expense	(10)	(10)	(30)	(76)
Interest income	81	177	402	440
Settlement and patent license income	—	—	—	14,900
Other, net	(13)	(246)	(89)	(355)
Total other income (expense)	58	(79)	283	14,909
(Loss) income before income taxes	(2,585)	(159)	(17,958)	15,382
Income tax expense	166	113	544	347
Net (loss) income	$(2,751)	$(272)	$(18,502)	$15,035

Net (loss) income per share:
Basic	$(0.02)	$—	$(0.16)	$0.13
Diluted	$(0.02)	$—	$(0.16)	$0.13

Weighted average shares used in per share calculation:
Basic	116,270	112,760	115,318	111,626
Diluted	116,270	112,760	115,318	120,025

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(2,751)	$(272)	$(18,502)	$15,035
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	2	18	39	38
Foreign exchange translation (loss) gain	(357)	(171)	157	(1,187)
Other comprehensive (loss) income	(355)	(153)	196	(1,149)
Comprehensive (loss) income	$(3,106)	$(425)	$(18,306)	$13,886
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended September 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance June 30, 2019	115,760	$116	$520,375	$(9,482)	$(354,363)	$156,646
Net loss	—		—	—	(2,751)	(2,751)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	2	—	2
Foreign currency translation adjustment, net of taxes	—	—	—	(357)	—	(357)
Exercise of common stock options	5	—	13	—	—	13
Vesting of restricted stock units	1,129	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(381)	—	(1,015)	—	—	(1,015)
Share-based compensation	—	—	5,386	—	—	5,386
Balance September 30, 2019	116,513	$117	$524,758	$(9,837)	$(357,114)	$157,924
For the Three Months Ended September 30, 2018

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance June 30, 2018	112,478	$112	$506,684	$(9,324)	$(333,147)	$164,325
Net loss	—	—	—	—	(272)	(272)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	18	—	18
Foreign currency translation adjustment, net of taxes	—	—	—	(171)	—	(171)
Exercise of common stock options	285	1	738	—	—	739
Vesting of restricted stock units	641	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(206)	(1)	(996)	—	—	(997)
Share-based compensation	—	—	3,421	—	—	3,421
Balance September 30, 2018	113,198	$113	$509,846	$(9,477)	$(333,419)	$167,063

For the Nine Months Ended September 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2018	114,246	$114	$513,682	$(10,033)	$(338,612)	$165,151
Net loss	—	—	—	—	(18,502)	(18,502)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	39	—	39
Foreign currency translation adjustment, net of taxes	—	—	—	157	—	157
Exercise of common stock options	10	—	21	—	—	21
Vesting of restricted stock units	2,695	3	(3)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(887)	—	(2,528)	—	—	(2,528)
Issuance of common stock under employee stock purchase plan	449	—	1,095	—	—	1,095
Share-based compensation	—	—	12,491	—	—	12,491
Balance September 30, 2019	116,513	$117	$524,758	$(9,837)	$(357,114)	$157,924
For the Nine Months Ended September 30, 2018

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2017	110,824	$111	$502,312	$(8,328)	$(349,950)	$144,145
Cumulative effect of accounting change	—	—	—	—	1,496	1,496
Net income	—	—	—	—	15,035	15,035
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	38	—	38
Foreign currency translation adjustment, net of taxes	—	—	—	(1,187)	—	(1,187)
Exercise of common stock options	1,317	1	3,689	—	—	3,690
Vesting of restricted stock units	2,659	3	(3)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(852)	(1)	(3,808)	—	—	(3,809)
Issuance of common stock under employee stock purchase plan	250	—	1,110	—	—	1,110
Purchases of common stock	(1,000)	(1)	(3,799)	—	—	(3,800)
Share-based compensation	—	—	10,345	—	—	10,345
Balance September 30, 2018	113,198	$113	$509,846	$(9,477)	$(333,419)	$167,063

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net (loss) income	$(18,502)	$15,035
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,450	14,174
Share-based compensation	10,463	10,345
Settlement and patent license income	—	(14,900)
Foreign currency remeasurement gain	(104)	(97)
Deferred income taxes	(30)	(86)
Gain on sale of property and equipment	(56)	(131)
Accounts receivable charges	1,274	453
Amortization of premium on marketable securities	29	82
Changes in operating assets and liabilities:
Accounts receivable	(11,051)	5,781
Prepaid expenses and other current assets	(777)	(2,530)
Income taxes receivable	43	(56)
Other assets	(2,641)	(759)
Accounts payable and other current liabilities	3,675	(2,526)
Deferred revenue	(557)	85
Income taxes payable	204	(350)
Payments related to litigation, net	(3,040)	(7,540)
Other long term liabilities	(137)	(173)
Net cash (used in) provided by operating activities	(6,757)	16,807
Investing activities
Purchases of marketable securities	(10,279)	(15,962)
Sale and maturities of marketable securities	32,153	20,365
Purchases of property and equipment	(24,224)	(10,495)
Proceeds from sale of property and equipment	51	131
Net cash used in investing activities	(2,299)	(5,961)
Financing activities
Payments of employee tax withholdings related to restricted stock vesting	(2,528)	(3,808)
Cash paid for purchase of common stock	—	(3,800)
Proceeds from employee stock plans	1,116	4,799
Net cash used in financing activities	(1,412)	(2,809)
Effect of exchange rate changes on cash and cash equivalents	(83)	(271)
Net (decrease) increase in cash and cash equivalents	(10,551)	7,766
Cash and cash equivalents, beginning of period	25,383	20,912
Cash and cash equivalents, end of period	$14,832	$28,678
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$30	$76
Cash paid during the period for income taxes, net of refunds	$340	$843
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2019
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

In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation (Topic 718), to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers (Topic 606). We adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.
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
Our customers generally execute contracts with terms of one year or longer, which are referred to as recurring revenue contracts or long-term contracts. These contracts generally allow the customer access to our network and are either entirely usage based or commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. We define usage as customer data sent or received using our content delivery service, or content that is hosted or cached by us at the request or direction of our customers. For contracts that contain minimum monthly commitments, we recognize revenue equal to the greater of the minimum monthly committed amount or actual u sage, if actual usage exceeds the monthly committed amount, using the right to invoice practical expedient allowable under Topic 606.
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method or the most likely amount method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These customers have entered into contracts with contract terms generally from one to four years. As of September 30, 2019, we have approximately $4,600 of remaining unsatisfied performance obligations. We recognized revenue of approximately $2,200 and $1,900, respectively, during the three months ended September 30, 2019 and 2018, related to these types of contracts with our customers. During the nine months ended September 30, 2019 and 2018, we recognized approximately $7,400 and $3,900, respectively. We expect to recognize approximately 50% of the remaining unsatisfied performance obligations in 2019, approximately 47% in 2020 and the remaining in 2021 and 2022.
We may charge the customer an activation fee when services are first activated. We do not charge activation fees for contract renewals. Activation fees are not distinct within the context of the overall contractual commitment with the customer to perform our content delivery service and are therefore recognized initially as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement.
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
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at September 30, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	3,212	6	—	3,218
Total marketable securities	$3,252	$6	$—	$3,258
The amortized cost and estimated fair value of marketable securities at September 30, 2019, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$3,212	$6	$—	$3,218
Due after one year and through five years	40	—	—	40
	$3,252	$6	$—	$3,258
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	25,115	—	32	25,083
Total marketable securities	$25,155	$—	$32	$25,123
The amortized cost and estimated fair value of marketable securities at December 31, 2018, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$25,115	$—	$32	$25,083
Due after one year and through five years	40	—	—	40
	$25,155	$—	$32	$25,123
4. Accounts Receivable, net
Accounts receivable, net include:

	September 30,	December 31,
	2019	2018
Accounts receivable	$36,621	$27,040
Less: credit allowance	(240)	(250)
Less: allowance for doubtful accounts	(563)	(749)
Total accounts receivable, net	$35,818	$26,041

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	September 30,	December 31,
	2019	2018
Settlement and patent license receivable	$—	$5,960
Prepaid bandwidth and backbone	1,060	1,395
VAT receivable	3,073	2,022
Prepaid expenses and insurance	1,856	1,816
Vendor deposits and other	3,533	3,596
Total prepaid expenses and other current assets	$9,522	$14,789
6. Property and Equipment, net
Property and equipment, net include:

	September 30,	December 31,
	2019	2018
Network equipment	$124,275	$105,760
Computer equipment and software	7,779	8,711
Furniture and fixtures	1,387	703
Leasehold improvements	7,715	4,587
Other equipment	52	156
Total property and equipment	141,208	119,917
Less: accumulated depreciation	(94,904)	(92,539)
Total property and equipment, net	$46,304	$27,378
Depreciation expense related to property and equipment classified in operating expense was $172 and $616 for the three months ended September 30, 2019 and 2018, respectively and was $545 and $1,837 for the nine months ended September 30, 2019 and 2018, respectively.
7. Goodwill
We have recorded goodwill as a result of past business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.
No indicators of impairment were identified as of September 30, 2019. Foreign currency translation adjustments increased the carrying amount of goodwill by $203 for the three months ended September 30, 2019. For the nine months ended September 30, 2019, foreign currency translation adjustments increased the carrying value of goodwill by $644.
8. Other Current Liabilities
Other current liabilities include:

	September 30,	December 31,
	2019	2018
Accrued compensation and benefits	$4,893	$7,528
Accrued cost of revenue	4,666	2,361
Deferred rent	—	145
Accrued legal fees	20	22
Other accrued expenses	2,937	2,866
Total other current liabilities	$12,516	$12,922

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
As of September 30, 2019, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000. We had no outstanding borrowings at December 31, 2018, and we had availability under the Credit Agreement of approximately $20,000.
As of September 30, 2019, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended September 30, 2019 and 2018, there was no interest expense, and fees expense and amortization was $10 and $10, respectively. For the nine months ended September 30, 2019 and 2018, there was no interest expense, and fees expense and related amortization were $30 and $76, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
We are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of September 30, 2019, we were in compliance with all covenants under the Credit Agreement.
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
The following table sets forth the components used in the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(2,751)	$(272)	$(18,502)	$15,035
Basic weighted average outstanding shares of common stock	116,270	112,760	115,318	111,626
Basic weighted average outstanding shares of common stock	116,270	112,760	115,318	111,626
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	—	—	8,399
Diluted weighted average outstanding shares of common stock	116,270	112,760	115,318	120,025
Basic net (loss) income per share	$(0.02)	$—	$(0.16)	$0.13
Diluted net (loss) income per share:	$(0.02)	$—	$(0.16)	$0.13

For the three and nine months ended September 30, 2019 and 2018, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee stock purchase plan	324	214	324	—
Stock options	1,433	5,660	1,977	2,941
Restricted stock units	567	2,101	884	21
	2,324	7,975	3,185	2,962
12. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the nine months ended September 30, 2019, we did not repurchase any shares under the repurchase program. During the nine months ended September 30, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. As of September 30, 2019, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan, and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of September 30, 2019 was approximately 9,620.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three and nine months ended September 30, 2019, we issued 449 shares under the ESPP. Total cash proceeds from the purchase of the shares under the ESPP was approximately $1,095. As of September 30, 2019, shares reserved for issuance to employees under this plan totaled 4,585, and we held employee contributions of $792 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at September 30, 2019. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of September 30, 2019, the board of directors had not adopted any resolutions for the issuance of preferred stock.
13. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2019, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2018	$(9,992)	$(41)	$(10,033)
Other comprehensive income before reclassifications	157	39	196
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	157	39	196
Balance, September 30, 2019	$(9,835)	$(2)	$(9,837)
14. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based compensation expense by type:
Stock options	$1,044	$1,044	$3,130	$3,151
Restricted stock units	2,149	2,177	6,834	6,524
ESPP	165	200	499	670
Total share-based compensation expense	$3,358	$3,421	$10,463	$10,345
Share-based compensation expense:
Cost of services	$331	$352	$1,119	$1,059
General and administrative expense	2,006	1,887	6,240	5,666
Sales and marketing expense	584	638	1,666	1,874
Research and development expense	437	544	1,438	1,746
Total share-based compensation expense	$3,358	$3,421	$10,463	$10,345
Unrecognized share-based compensation expense totaled approximately $17,069 at September 30, 2019, of which $5,390 related to stock options and $11,679 related to restricted stock units. We currently expect to recognize share-based compensation expense of $3,070 during the remainder of 2019, $8,671 in 2020 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at September 30, 2019.
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
The stock for salary program permits eligible participants to receive 0, 25, 50, 75, or 100% of his or her 2019 salary (including any increases that may occur during the year) in shares of our common stock. On the last trading day of each calendar month, each participant will receive the number of shares of our common stock determined by dividing (i) 1/12th of his or her enrolled salary by (ii) the trailing 30-day closing average of our common stock, rounded up to the nearest whole share. Once an election is made, it runs for the full year 2019 and is irrevocable and the program will automatically terminate on the earlier to occur of January 1, 2020 or the date upon which our common stock trades on the Nasdaq at $4.00 per share or greater. Participation levels may not be changed after the close of the enrollment period. Once issued, there is no vesting period for the shares. During 2019, our Chief Executive Officer and two of his direct reports elected to participate in the program. Each of the three participants elected to receive 50% of their respective salary in stock. As a result of their participation in the program, we will issue 56 shares of common stock and have recorded $152 of share based compensation expense during the three months ended September 30, 2019. For the nine months ended September 30, 2019, we issued 138 shares of common stock and recorded $396 of share based compensation expense.

15. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of our initial public offering (IPO), became holders of more than 10% of our common stock. On June 14, 2007, upon the closing of our IPO, all outstanding shares of our Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. Between November 2017 and March 2018, investment partnerships affiliated with Goldman Sachs & Co. LLC and Goldman Sachs Group, Inc. sold 30,272,493 shares that they had acquired upon the conversation of their Series B Preferred Stock at the time of the Company’s IPO in June 2007. As of September 30, 2019, Goldman, Sachs & Co. owned less than 1% of our outstanding common stock. We had no other material related party transactions during the three and nine months ended September 30, 2019 and 2018.
16. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of September 30, 2019.

Right-of-use assets	$12,667

Lease liability obligations, current	$1,870
Lease liability obligations, less current portion	13,331
Total lease liability obligations	$15,201

Weighted-average remaining lease term	8.67 years

Weighted-average discount rate	5.00%
During the three and nine months ended September 30, 2019, we recognized approximately $787 and $2,730 in operating lease costs. Operating lease costs of $111 and $402 are included in cost of revenue and $676 and $2,328 are included in operating expenses in our consolidated statement of operations. During the nine months ended September 30, 2019, cash paid for operating leases was approximately $1,515.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2019, are as follows:

Remainder of 2019	$557
2020	2,438
2021	2,783
2022	1,951
2023	1,688
Thereafter	9,710
Total minimum payments	19,127
Less: amount representing interest	3,926
Total	$15,201
In September 2019, the operating lease for our corporate headquarters in Scottsdale, Arizona commenced with a term of approximately 11 years. The total estimated lease cost is approximately $12.7 million.

Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and internet service providers. These commitments do not meet the definition of a ROU asset/lease under ASU No. 2016-02. The following summarizes our minimum non-cancellable commitments for future periods as of September 30, 2019:

Remainder of 2019	$9,946
2020	13,504
2021	6,168
2022	1,702
2023	599
Thereafter	299
Total minimum payments	$32,218
17. Concentrations
During the three and nine months ended September 30, 2019 and 2018, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $32,052 for the three months ended September 30, 2019, compared to $27,823 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, revenue from customers located within the United States was $84,115, compared to $88,443 for the nine months ended September 30, 2018.
During the three months ended September 30, 2019 and 2018, respectively, based on customer location, we had three countries, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenue. For the nine months ended September 30, 2019, based on customer location, we had three countries, the United States, Japan and the United Kingdom, that accounted for 10% or more of our total revenue. For the nine months ended September 30, 2018, based on customer location, we had two countries, the United States, and the United Kingdom, that accounted for 10% or more of our total revenue.
18. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended September 30, 2019 and 2018, was $166 and $113, respectively. For the nine months ended September 30, 2019 and 2018, income tax expense was $544 and $347, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three and nine month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2015 through 2018 remain subject to examination by federal tax authorities. Tax years 2014 through 2018 generally remain subject to examination by state tax authorities. As of September 30, 2019, we are not under any federal or state examination for income taxes.
For the three and nine months ended September 30, 2019, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (GILTI) as a result of our net operating loss carryforwards (NOL) and valuation allowance position. We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position.
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Americas	$32,860	64%	$28,700	58%	$86,865	62%	$92,317	61%
EMEA	7,574	15%	9,656	20%	22,122	16%	31,156	20%
Asia Pacific	10,887	21%	10,959	22%	31,518	22%	28,205	19%
Total revenue	$51,321	100%	$49,315	100%	$140,505	100%	$151,678	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country / Region	2019	2018	2019	2018
United States / Americas	$32,052	$27,823	$84,115	$88,443
United Kingdom / EMEA	$5,813	$6,590	$16,227	$21,896
Japan / Asia Pacific	$6,556	$5,610	$18,061	$14,841
The following table sets forth long-lived assets by geographic area in which the assets are located:

	September 30,	December 31,
	2019	2018
Americas	$32,697	$18,349
International	13,607	9,029
Total long-lived assets	$46,304	$27,378
20. Fair Value Measurements
As of September 30, 2019, and December 31, 2018, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at September 30, 2019:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$2,177	$2,177	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	3,218	—	3,218	—
Total assets measured at fair value	$5,435	$2,177	$3,258	$—

____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents

The following is a summary of fair value measurements at December 31, 2018:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$752	$752	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	25,083	—	25,083	—
Total assets measured at fair value	$25,875	$752	$25,123	$—
____________

(1)	Classified in marketable securities

(2)	Classified in cash and cash equivalents
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
Our delivery services represented approximately 78% of our total revenue during the three and nine months ended September 30, 2019. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
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
During the three and nine months ended September 30, 2019 and 2018, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously work with our vendors to optimize our data center footprint. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 563 at December 31, 2018, to 609 as of September 30, 2019.
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

The following table summarizes our revenue, costs and expenses in thousands of dollars and as a percentage of total revenue for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenue	$51,321	100.0%	$49,315	100.0%	$140,505	100.0%	$151,678	100.0%
Cost of revenue	30,563	59.6%	25,280	51.3%	85,216	60.6%	76,116	50.2%
Gross profit	20,758	40.4%	24,035	48.7%	55,289	39.4%	75,562	49.8%
Operating expenses	23,401	45.6%	24,115	48.9%	73,530	52.3%	75,089	49.5%
Operating (loss) income	(2,643)	(5.1)%	(80)	(0.2)%	(18,241)	(13.0)%	473	0.3%
Settlement and patent license income	—	—%	—	—%	—	—%	14,900	9.8%
Total other income (expense)	58	0.1%	(79)	(0.2)%	283	0.2%	9	—%
(Loss) income before income taxes	(2,585)	(5.0)%	(159)	(0.3)%	(17,958)	(12.8)%	15,382	10.1%
Income tax expense	166	0.3%	113	0.2%	544	0.4%	347	0.2%
Net (loss) income	$(2,751)	(5.4)%	$(272)	(0.6)%	$(18,502)	(13.2)%	$15,035	9.9%
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
In our October 16, 2019, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2019	2018	2019	2018
U.S. GAAP net (loss) income	$(2,751)	$(7,192)	$(272)	$(18,502)	$15,035
Settlement and patent license income	—	—	—	—	(14,900)
Share-based compensation	3,358	3,649	3,421	10,463	10,345
Litigation expenses	—	—	19	—	2,904
Non-GAAP net (loss) income	$607	$(3,543)	$3,168	$(8,039)	$13,384
Reconciliation of U.S. GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2019	2018	2019	2018
U.S. GAAP net (loss) income	$(2,751)	$(7,192)	$(272)	$(18,502)	$15,035
Depreciation and amortization	5,133	4,755	4,377	14,450	14,174
Interest expense	10	10	10	30	76
Interest and other (income) expense	(68)	(40)	69	(313)	(85)
Income tax expense	166	255	113	544	347
EBITDA	$2,490	$(2,212)	$4,297	$(3,791)	$29,547
Settlement and patent license income	—	—	—	—	(14,900)
Share-based compensation	3,358	3,649	3,421	10,463	10,345
Litigation expenses	—	—	19	—	2,904
Adjusted EBITDA	$5,848	$1,437	$7,737	$6,672	$27,896
Critical Accounting Policies and Estimates
Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. During the nine months ended September 30, 2019, there have been no other significant changes in our critical accounting policies and estimates.

Results of Operations
Revenue
We derive revenue primarily from the sale of our digital content delivery, video delivery, cloud security, edge cloud and cloud storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Revenue	$51,321	$49,315	$2,006	4%	$140,505	$151,678	$(11,173)	(7)%
Our revenue increased during the three months ended September 30, 2019, versus the comparable 2018 period due to a significant increase in volumes driven by increased demand for our services. For the nine months ended September 30, 2019, our revenue decreased versus the comparable 2018 period as a result of strategic decisions we made in the latter half of 2018 regarding contract renegotiations with certain of our large customers and our decision to move away from a few large customers that did not align with our strategic objectives. During the three and nine months ended September 30, 2019, we experienced a decrease in average selling price versus the comparable 2018 periods due to the aforementioned contract renegotiations.
Our active customers worldwide decreased to 609 as of September 30, 2019, compared to 667 as of September 30, 2018. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended September 30, 2019 and 2018, sales to our top 20 customers accounted for approximately 74% and 72%, respectively, of our total revenue. For the nine months ended September 30, 2019 and 2018, sales to our top 20 customers accounted for approximately 71% and 72%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three and nine months ended September 30, 2019 and 2018, respectively, we had one customer, Amazon, who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Americas	$32,860	64%	$28,700	58%	$86,865	62%	$92,317	61%
EMEA	7,574	15%	9,656	20%	22,122	16%	31,156	20%
Asia Pacific	10,887	21%	10,959	22%	31,518	22%	28,205	19%
Total revenue	$51,321	100%	$49,315	100%	$140,505	100%	$151,678	100%
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

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Bandwidth and co-location fees	$17,377	33.9%	$14,095	28.6%	$48,052	34.2%	$42,749	28.2%
Depreciation - network	4,961	9.7%	3,761	7.6%	13,905	9.9%	12,337	8.1%
Payroll and related employee costs	3,889	7.6%	3,991	8.1%	12,233	8.7%	11,979	7.9%
Share-based compensation	331	0.6%	352	0.7%	1,119	0.8%	1,059	0.7%
Other costs	4,005	7.8%	3,081	6.2%	9,907	7.1%	7,992	5.3%
Total cost of revenue	$30,563	59.6%	$25,280	51.3%	$85,216	60.6%	$76,116	50.2%
Our cost of revenue increased in both aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2019, versus the comparable 2018 periods. The changes in cost of revenue were primarily a result of the following:

•	Bandwidth expenses increased in aggregate dollars due to higher peering costs, resulting from increased traffic on our network and our continued expansion in existing, as well as new geographies.

•	Our co-location costs increased in aggregate dollars primarily due to our expansion in existing, as well as new geographies.

•	Depreciation expense increased due to increased capital expenditures during the first nine months of 2019.

•	Other costs increased primarily due to an increase in international re-seller costs.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Payroll and related employee costs	$2,176	4.2%	$2,797	5.7%	$7,918	5.6%	$8,736	5.8%
Professional fees and outside services	1,145	2.2%	1,602	3.2%	3,487	2.5%	3,181	2.1%
Share-based compensation	2,006	3.9%	1,887	3.8%	6,240	4.4%	5,666	3.7%
Litigation expenses	—	—%	19	—%	—	—%	2,904	1.9%
Other costs	2,029	4.0%	1,546	3.1%	5,586	4.0%	4,403	2.9%
Total general and administrative	$7,356	14.3%	$7,851	15.9%	$23,231	16.5%	$24,890	16.4%
Our general and administrative expense decreased in both aggregate dollars and as a percentage of total revenue for the three months ended September 30, 2019, versus the comparable 2018 period. For the nine months ended September 30, 2019, our general and administrative expense decreased in aggregate dollars and remained consistent as a percentage of total revenue versus the comparable 2018 period.
The decrease in aggregate dollars for the three months ended September 30, 2019, versus the comparable 2018 period was primarily driven by decreased payroll and related employee costs (lower salary expense and lower variable compensation) and decreased professional fees. These decreases were offset by increased other costs, primarily bad debt expense and fees and licenses.
The decrease in aggregate dollars for the nine months ended September 30, 2019, versus the comparable 2018 period was primarily driven by the decrease in litigation expenses due to the settlement of our intellectual property lawsuits, and to a lessor extent a reduction in payroll and related employee costs (reduced salary expense and lower variable compensation). These decreases were offset by increased professional fees and increased other costs consisting of bad debt expense and fees and licenses.
We expect our general and administrative expenses for 2019 to remain consistent in aggregate dollars and to decrease as a percentage of total revenue compared to 2018.

Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Payroll and related employee costs	$7,859	15.3%	$6,979	14.2%	$23,710	16.9%	$21,437	14.1%
Share-based compensation	584	1.1%	638	1.3%	1,666	1.2%	1,874	1.2%
Marketing programs	522	1.0%	519	1.1%	1,648	1.2%	1,662	1.1%
Other costs	1,748	3.4%	1,630	3.3%	5,655	4.0%	5,095	3.4%
Total sales and marketing	$10,713	20.9%	$9,766	19.8%	$32,679	23.3%	$30,068	19.8%
Our sales and marketing expense increased in aggregate dollars and increased as a percentage of total revenue for the three and nine months ended September 30, 2019, versus the comparable 2018 periods.
The increase in sales and marketing expense was primarily as a result of the following:

•	Increased payroll and related employee costs due to increased sales personnel.

•	Increased other costs primarily due to increased facilities costs and increased travel and entertainment.
These increases were partially offset by decreased share-based compensation.
We expect our sales and marketing expenses for 2019 to increase compared to 2018 as we expand our sales force and marketing efforts.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Payroll and related employee costs	$3,500	6.8%	$4,127	8.4%	$12,075	8.6%	$13,159	8.7%
Share-based compensation	437	0.9%	544	1.1%	1,438	1.0%	1,746	1.2%
Other costs	1,223	2.4%	1,211	2.5%	3,562	2.5%	3,389	2.2%
Total research and development	$5,160	10.1%	$5,882	11.9%	$17,075	12.2%	$18,294	12.1%
Our research and development expense decreased in both aggregate dollars and as a percentage of total revenue for the three months ended September 30, 2019, versus the comparable 2018 period. For the nine months ended September 30, 2019, our research and development expense decreased in aggregate dollars and remained consistent as a percentage of total revenue versus the comparable 2018 period. The decrease in aggregate dollars was primarily due to a decrease in payroll and related employee costs due to lower variable compensation and lower salary expense. This decrease was partially offset by an increase in other costs, primarily due to increased casual labor, supplies, fees and licenses, offset by decreased other employee costs.
We expect our research and development expenses for 2019 to remain consistent in aggregate dollars and decrease slightly as a percentage of total revenue compared to 2018.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $172, or 0.3% of revenue, for the three months ended September 30, 2019, versus $616, or 1.2% of revenue, for the comparable 2018 period. For the nine months ended September 30, 2019, depreciation and amortization expense was $545, or 0.4% of revenue versus $1,837, or 1.2% of revenue, for the comparable 2018 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $10 for the three months ended September 30, 2019, versus $10 for the comparable 2018 period.

For the nine months ended September 30, 2019, interest expense was $30 versus $76 for the comparable 2018 period. The decrease in the nine months ended September 30, 2019 was due to fees incurred during the comparable 2018 period associated with the Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015.
Interest Income
Interest income was $81 for the three months ended September 30, 2019, versus $177 for the comparable 2018 period. For the nine months ended September 30, 2019, interest income was $402 versus $440 for the comparable 2018 period. Interest income includes interest earned on invested cash balances and marketable securities.
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
Other Income (Expense)
Other expense was $13 for the three months ended September 30, 2019, versus other expense of $246 for the comparable 2018 period. For the nine months ended September 30, 2019, other expense was $89 versus other expense of $355 for the comparable 2018 period. For the three and nine months ended September 30, 2019 and 2018, respectively, other income/expense consisted primarily of foreign currency transaction gains and losses and the gain/loss on sale of fixed assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three and nine months ended September 30, 2019, was $166 and $544, respectively, versus $113 and $347 for the comparable 2018 period. Income tax expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter and year to date periods. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of September 30, 2019, our cash, cash equivalents and marketable securities classified as current totaled $18,050. Included in this amount is approximately $6,657 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, accrued settlement and patent license agreement, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
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
The major components of changes in cash flows for the nine months ended September 30, 2019 and 2018, are discussed in the following paragraphs.
Operating Activities
Net cash used in operating activities was $6,757 for the nine months ended September 30, 2019, versus net cash provided by operating activities of $16,807 for the comparable 2018 period, a decrease of $23,564. Changes in operating assets and liabilities of $(14,281) during the nine months ended September 30, 2019, versus $(8,068) in the comparable 2018 period were primarily due to:

•	accounts receivable increased $11,051 during the nine months ended September 30, 2019 as a result of timing of collections as compared to a $5,781 decrease in the comparable 2018 period;

•
prepaid expenses and other current assets increased $777 during the nine months ended September 30, 2019, primarily due to an increase in VAT receivable, offset by the amortization of prepaid bandwidth and backbone expenses, compared to a $2,530 increase in the comparable 2018 period;

•
accounts payable and other current liabilities increased $3,675 during the nine months ended September 30, 2019, versus a decrease of $2,526 for the comparable 2018 period due to timing of vendor payments and the payment of 2018 variable compensation accruals; and

•	net payments for provision for litigation decreased $4,500 as a result of our final payments to Akamai.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2019 and 2020. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $2,299 for the nine months ended September 30, 2019, versus net cash used in investing activities of $5,961 for the comparable 2018 period. Net provided by investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the nine months ended September 30, 2019, we made capital expenditures of $24,224 which represented approximately 16% of our total revenue. We currently expect capital expenditures in 2019 to be approximately $30 million as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash used in financing activities was $1,412 for the nine months ended September 30, 2019, versus net cash used in financing activities of $2,809 for the comparable 2018 period. Net cash used in financing activities in the nine months ended September 30, 2019, primarily relates to the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $2,528, offset by cash received from the exercise of stock options and our employee stock purchase plan of $1,116.
Net cash used in financing activities in the nine months ended September 30, 2018, primarily relates to the repurchase of our common stock of $3,800, payments of employee tax withholdings related to the net settlement of vested restricted stock units of $3,808, offset by cash received from the exercise of stock options and our employee stock purchase plan of $4,799.
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
As of September 30, 2019, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate.

As of September 30, 2019, and December 31, 2018, respectively, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000.
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
We are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of September 30, 2019, we were in compliance with all covenants under the Credit Agreement.
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
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the nine months ended September 30, 2019, we did not repurchase any shares under the repurchase program. During the nine months ended September 30, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. As of September 30, 2019, there remained $21,200 under this share repurchase program.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for ROU assets, (primarily office facilities) and purchase commitments for bandwidth, and computer rack space. These commitments expire on various dates ranging from 2019 to 2030. We expect that the growth of our business will require us to continue to add to and increase our ROU assets and long-term commitments in 2019 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
The following table presents our contractual obligations and commercial commitments, as of September 30, 2019, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$16,849	$12,590	$4,259	$—	$—
Rack space commitments	15,369	8,534	5,744	1,091	—
Total purchase commitments	32,218	21,124	10,003	1,091	—
Right-of-use assets and other operating leases	19,181	2,232	5,099	3,223	8,627
Total commitments	$51,399	$23,356	$15,102	$4,314	$8,627

In September 2019, the operating lease for our corporate headquarters in Scottsdale, Arizona commenced with a term of approximately 11 years. The total estimated lease cost is approximately $12.7 million.
Off Balance Sheet Arrangements
As of September 30, 2019, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit under the Fourth Amendment is at the current prime rate minus 0.25%.  In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of September 30, 2019, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net income for the year ended December 31, 2018, would have been lower by approximately $1,563, and our net loss for the nine months ended September 30, 2019, would have been higher by approximately $2,228. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended September 30, 2019 and 2018, sales to our top 20 customers accounted for approximately 74% and 72%, respectively, of our total revenue. During the three months ended September 30, 2019 and 2018, respectively, we had one customer, Amazon, who represented more than 10% of our total revenue.
For the nine months ended September 30, 2019 and 2018, sales to our top 20 customers accounted for approximately 71% and 72%, respectively, of our total revenue. During the nine months ended September 30, 2019 and 2018, respectively, we had one customer, Amazon, who represented more than 10% of our total revenue.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A significant portion of our revenue is derived collectively from our video delivery services, cloud security, edge cloud, and cloud storage services. These services tend to have higher gross margins than our content delivery services. We may not be able to achieve the growth rates in revenue from such services that we or our investors expect or have experienced in the past. If we are unable to achieve the growth rates in revenue that we expect for these service offerings, our revenue and operating results could be significantly and negatively affected.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the nine months ended September 30, 2019, sales to our top 20 customers accounted for approximately 71% of our total revenue. During the nine months ended September 30, 2019, we had one customer, Amazon, who represented 10% or more of our total revenue.
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
As of September 30, 2019, we had a goodwill balance of approximately $77,051, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Because we may need to raise additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. For example, in November 2017 and March 2018, investment entities affiliated with Goldman, Sachs & Co. sold 15,000,000 and 15,272,493 shares of our common stock, respectively, in two registered public offerings. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
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

LIMELIGHT NETWORKS, INC.

Date:	October 17, 2019	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)