Form 10-K
period 2019-12-31
Limelight Networks, Inc.
filed 2020-01-30
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(602) 850-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LLNW	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
_____________________
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $301.6 million based on the last reported sale price of the common stock on the Nasdaq Global Select Market on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of January 24, 2020: 118,613,275 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2019

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
The services we provide help our customers optimize and deliver digital content to a wide variety of digital devices. These services provide advanced features to enable digital workflows for live and on-demand video publishing, online gaming, content distribution, and website and web application acceleration. Limelight services incorporate content and application security, video transformation, distributed storage functionality, and the analytics and reporting associated with them. These services leverage our high capacity, high speed private global network, which offers distributed computing resources and extensive connectivity to last-mile broadband network providers, making it well suited to emerging edge compute workloads where rapid response times are needed.
We derive revenue primarily from the sale of content delivery, video delivery, cloud security, edge compute, cloud storage and professional services. In addition, we also maintain relationships with resellers that purchase our services for resale to their end customers.
We provide our services to customers that we believe view web, mobile, social, and other digital initiatives as critical to their success, including traditional and emerging media companies operating in the television, music, radio, newspaper, magazine, movie, gaming, software, and social media industries, as well as technology companies and various other entities conducting business online. Our offerings enable our customers to deliver a high-quality online experience and thereby improve brand perception, drive revenue, and enhance customer relationships.
We are a Delaware corporation formed in 2001. Our principal executive offices are located at 1465 North Scottsdale Road, Suite 400, Scottsdale, Arizona, 85257, and our main telephone number is (602) 850-5000. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. We began international operations in 2004. As of December 31, 2019, we had approximately 599 active customers and had a presence in approximately 50 countries throughout the world.
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
Trends Driving Internet Growth
We have identified several trends that point to an Internet of the future in which there is a need for global delivery of the highest quality digital experience:

•
Shift to over the top (OTT) consumption for online video. Online video viewership continues to grow, as does the range of devices being used to consume that content. OTT distribution is typically included in major content rights offerings and the range of content available is increasing to incorporate additional and complementary content for distribution online. In our October 2019 State of Online Video consumer report, we found that OTT video viewing around the world has reached an all-time high of six hours, 48 minutes a week, with 82 percent of viewers binge-watching shows online. With the increase in online viewing, expectations for quality experiences are also on the rise. Our report found that viewers will not tolerate streaming disruptions, with one in four (25 percent) giving up on an online video after one rebuffer and another 40 percent leaving after two. As consumption of video content continues to shift to Internet-based delivery, we believe this will put an increasing strain on the Internet, placing additional pressure on content distributors and service providers to take steps to protect the quality of the end-user experience as this increasing segment of traffic competes with other Internet activities, such as browsing websites and downloading digital content.

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

•
The Internet of Things. Connected devices communicate with each other and with server-based resources via the Internet. Although it is unclear as to how much bandwidth this “background communication” will consume, as more devices become connected and begin communicating with each other and other resources, we believe this traffic will compete with other Internet traffic such as streaming video and digital downloads.

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

•
Increasing use of Edge Computing. While traditional cloud computing architectures offer the ability to centralize the aggregation and processing of data for applications, this centralization introduces latencies that can be problematic for real-time applications that require instant response. To address these limitations, edge computing is being increasingly utilized to process real-time data for applications such as online gaming, safety and security, and Internet of Things inspection and monitoring to solve these issues in a scalable manner. We expect to see continued interest in the creation of platforms that enable applications to be distributed, managed and scaled as so-called “micro-services” and further split into individual functional elements that are then scaled on demand within edge services platforms.

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

•
Security. Maintaining effective security is a challenge for any enterprise that operates online. Denial of service attacks, data breaches, piracy, and other threats can impact companies in many ways, including compromising personal and sensitive information, loss of customer trust and loyalty, loss of revenue, and negative publicity and brand reputation. Businesses require services that employ a number of software and network features to mitigate the risk of unauthorized access to content and network-related attacks against web properties, digital content, and applications. There continues to be an increasing number of high-profile security incidents that raise the awareness and strategic importance of online security.

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

•
Ability to easily publish and deliver online video. As consumer demand for online video grows, businesses and organizations are adopting video into their marketing messages. However, there are a host of complexities involved in developing and implementing a video publishing workflow. Businesses require intuitive tools that enable them to manage their video portfolio and quickly and efficiently publish and deliver their video content at scale with quality performance. Additionally, many businesses require video content to be converted automatically for playback on any mobile device with the opportunity to integrate advertisements.

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

•
Video delivery. Limelight's live, on-demand video delivery services and online video platform help organizations manage, publish, syndicate, analyze, and monetize video content. Limelight simplifies the process of delivering video to any device and makes it easy to integrate advertising into online video content.

•
Edge Cloud. Limelight’s edge cloud provides a fast, scalable, and secure infrastructure for low-latency edge compute applications. It reduces latencies and enables real time and highly interactive applications by moving processing power from a central point to the network edge and closer to the originators and consumers of data.

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

•
Cloud Storage. Limelight offers scalable, redundant, geographically diverse cloud storage with the flexibility and automation to support any content delivery workflow. Limelight simplifies and automates the process of ingesting and managing content while delivering fast performance and high availability.

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

•
Global Scalability. Limelight's global network infrastructure includes more than 100 PoPs around the world. This allows us to cache and deliver content from locations close to where it is being requested. Limelight's network is also directly interconnected with more than 900 major ISPs and last-mile network providers, shortening the distance and number of hops that content needs to take.

•
Intelligent software to manage the network. We have developed proprietary software that manages our global network. This software manages, among other things, the delivery of digital content, the retrieval of dynamic content, storage and retrieval of objects, activity logging, and information reporting.

Sales, Service, and Marketing
Our sales and service professionals are located in five offices in the United States with an additional seven office locations in EMEA and Asia Pacific. We target media, high tech, software, gaming, enterprise, and other organizations for which the delivery of digital content is critical to the success of their business.
Our sales and service organization includes employees in telesales and field sales, professional services, account management, and solutions engineering. As of December 31, 2019, we had approximately 163 employees in our sales organization. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train, and retain sufficient sales, technical, and global services personnel, and how well we establish and maintain our distribution and reseller relationships. We believe that the complexity of our services will continue to require highly trained global sales and services personnel.
To support our sales efforts and promote the Limelight brand, we conduct marketing programs. Our marketing strategies include an active public relations campaign, advertisements, events and trade shows, digital marketing activities, strategic alliances, and on-going customer communication programs. As of December 31, 2019, we had 35 employees in our global marketing organization.
Customers
Our customers operate in the media, entertainment, gaming, technology and software, enterprise, retail and other sectors. As of December 31, 2019, we had approximately 599 active customers worldwide, including many widely recognized names in the fields of online video, digital music, news media, games, rich media applications, and software delivery.
For the years ended December 31, 2019, 2018, and 2017, respectively, we had one customer, Amazon, who accounted for approximately 30%, 30%, and 17%, respectively, of our total revenue. In the past, the customers that comprise our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.
From time to time, we have discontinued service to customers for non-payment. Although we did not receive continuing revenue from these former customers, these changes provided for a stronger mix of customers across our base, decreased our days sales outstanding, and allowed us to recoup network capacity to help meet future growth needs. We continue to focus on acquiring and retaining high quality customers across all market segments.
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
Product feature competition is intense, requiring continuous investment in innovation. We believe our future success will depend on our ability to continue to innovate and enhance the performance, integration, and functionality of our existing suite of services and of our global network, and on our ability to add additional services and functionality to meet the market’s increasing expectations regarding digital content delivery.
We believe our edge services platform, with its cloud-based software and high-speed private global network infrastructure, solves multiple challenges for customers by removing the need to install, manage, or provision software and hardware to satisfy the requirements for storing and delivering digital content. In addition, the market for digital content delivery can sometimes require multiple vendors to provide customers with a complete set of tools and services to manage and deliver all of their digital content to all audiences as part of a global digital presence. We also believe that in those situations where multiple vendors are required, Limelight offers one of the few CDNs with the scale, performance, and reach required to deliver digital content to global audiences.
Research and Development
Our research and development organization is responsible for the design, development, testing, and certification of the software, hardware, and network architecture of our global network and support of our content delivery and other Limelight solutions. As of December 31, 2019, we had 176 employees and employee equivalents in our research and development group. Our research and development personnel are primarily located in Boston, Massachusetts; Grand Rapids, Michigan; Lexington, Kentucky; Lviv, Ukraine, and at our headquarters in Scottsdale, Arizona. Our engineering efforts support product development across all of our service areas, as well as innovation related to the global network itself. We test our services to ensure scalability in times of peak demand. We use internally developed and third-party software to monitor and to improve the performance of our network in the major Internet consumer markets around the world where we provide services for our customers. Our research and development expenses were $22,534, $24,075, and $25,342 in 2019, 2018, and 2017, respectively, including stock-based compensation expense of $1,922, $2,720, and $2,322 in 2019, 2018, and 2017, respectively.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations, and contractual protections.
As of December 31, 2019, we had received 128 patents in the United States, expiring between 2023 and 2036, and we had 1 U.S. patent application pending. We do not have any issued patents in foreign countries. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.
As of December 31, 2019, we had received four trademarks in the United States. Our name, Limelight Networks, has been filed for multiple classes in the United States, Australia, Canada, the European Union, India, Japan, South Korea, and Singapore. We have 22 non United States trademarks registered. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.
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
Employees
As of December 31, 2019, we had 610 employees and employee equivalents. Of these, 402 are based in the Americas, 142 are based in EMEA and 66 are based in Asia Pacific. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive.

Information about our Executive Officers
Our executive officers and their ages and positions as of January 24, 2020 are as follows:

Name	Age	Position
Robert A. Lento	58	President, Chief Executive Officer and Director
Sajid Malhotra	56	Chief Financial Officer
Michael D. DiSanto	47	Chief Administrative and Legal Officer and Secretary
Kurt Silverman	63	Senior Vice President, Development & Delivery
Tom Marth	55	Senior Vice President, Sales
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
Our primary competitors for our content delivery service offering include Akamai, CenturyLink, Amazon, CDNetworks, Fastly, StackPath, and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, as a result of the growth in the content delivery market. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
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
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations. As of December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, of $206,500 and $138,300, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” can be subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from past ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, under the Tax Cuts and Jobs Act (the Tax Act), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
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
Our services and solutions are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global network infrastructure has to perform well and be reliable for us to be successful. We will need to continue to invest in infrastructure and customer support to account for the continued growth in traffic (and the increased complexity of that traffic) delivered via content delivery networks such as ours. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. For example, during 2019, we increased our network capacity by more than 100% to over 60 terabits per second through software enhancements and hardware additions. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. From time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead to the loss of current and potential customers, which would harm our operating results and financial condition. We must continuously upgrade our infrastructure in order to keep pace with our customers’ evolving demands. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the year ended December 31, 2019, sales to our top 20 customers accounted for approximately 72% of our total revenue. During the year ended December 31, 2019, we had one customer, Amazon, who represented approximately 30% of our total revenue.
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
Increasing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to enhance our sales and marketing operations. We have a concentration of our sales force at our headquarters in Scottsdale, Arizona, but we also have a widely deployed field sales force. We have aligned our sales resources to improve our sales productivity and efficiency and to bring our sales personnel closer to our current and potential customers. Adjustments to our sales force have been and will continue to be expensive and could cause some near-term productivity impairments. As a result, we may not be successful in improving the productivity and efficiency of our sales force, which could cause our results of operations to suffer.
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

•
the occurrence of significant events in a particular period that results in an increase in the use of our content delivery and other services, such as a major media event or a customer’s online release of a new or updated video game or operating system;

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
As of December 31, 2019, we had a goodwill balance of approximately $77,102, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
Our operations are dependent in part upon communications capacity provided by third party telecommunications providers. A material disruption of the communications capacity could harm our results of operations, reputation and customer relations.
We enter into arrangements for private line capacity for our backbone from third party providers. Our contracts for private line capacity generally have terms of one to three years. The communications capacity may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party providers. Also, industry consolidation among communications providers could result in fewer viable market alternatives, which could have an impact on our costs of providing services. Alternative providers are currently available; however, it could be time consuming and expensive to promptly identify and obtain alternative third party connectivity. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity from third party providers on terms commercially acceptable to us or at all, our business and financial results would suffer. Similarly, if we are unable to timely deploy enough network capacity to meet the needs of our customer base or effectively manage the demand for our services, our reputation and relationships with our customers would be harmed, which, in turn, could harm or business, financial condition and results of operations.
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
International operations are subject to significant additional risks not generally faced in our domestic operations, including, but not limited to, risks relating to legal systems that may not adequately protect contract and intellectual property rights, policies and taxation, the physical infrastructure of the country, as well as risks relating to potential political turmoil and currency exchange controls.  There can be no assurance that these international risks will not materially adversely affect our business. Should there be significant productivity losses, or if we become unable to conduct operations in international locations in the future, and our contingency plans are unsuccessful in addressing the related risks, our business could be adversely affected.
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
If our ability to deliver media files in popular proprietary content formats is restricted or becomes cost-prohibitive, demand for our content delivery services could decline, we could lose customers and our financial results could suffer.
Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as HTTP Live Streaming becomes limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery and other services would decline by customers using these formats. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.
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
Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business on-line or providing Internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our customers, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the Internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our customers, may become subject to increased taxation, which could harm our financial results either directly or by forcing our customers to scale back their operations and use of our services in order to maintain their operations. Also, the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the Act), and the regulations promulgated by the FCC under Title II of the Act, may impose obligations on the Internet and those participants involved in Internet-related businesses. In addition, the laws relating to the liability of private network operators for information carried on, processed by or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy, and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our customers deliver. If we need to take costly measures to reduce our exposure to the risks posed by laws and regulations that apply to communications and commerce conducted over the Internet, or are required to defend ourselves against related claims, our financial results could be negatively affected.
Several other federal laws also could expose us to liability and impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for the delivery of customer content that infringe copyrights or other rights, so long as we comply with certain statutory requirements. In addition, the Children’s On-line Privacy Protection Act restricts the ability of on-line services to collect information from minors and the Protection of Children from Sexual Predators Act of 1998 requires on-line service providers to report evidence of violations of federal child pornography laws under certain circumstances. Also, there are emerging regulation and industry standards regarding the collection and use of personal information and protecting the security of data on networks. Compliance with these laws, regulations, and standards is complex and any failure on our part to comply with these regulations may subject us to additional liabilities.
Privacy concerns could lead to regulatory and other limitations on our business, including our ability to use “cookies” and video player “cookies” that are crucial to our ability to provide services to our customers.
Our ability to compile data for customers depends on the use of “cookies” and video player “cookies” to identify certain on-line behavior that allows our customers to measure a website or video’s effectiveness. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser or video player when the user makes a request for a web page or to play a video. Government authorities inside the United States concerned with the privacy of Internet users have suggested the enactment of legislation that would regulate cookies and/or require certain disclosures regarding cookies. Bills aimed at regulating the collection, use and/or storage of personal data from Internet users are currently pending in United States Congress and many state legislatures. Attempts at such regulation may be drafted in such a way as to limit or otherwise regulate the collection of certain technology like cookies, thereby creating restrictions that could reduce our ability to use them. For example, the California Consumer Privacy Act (CCPA) became effective in January 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. The CCPA also provides for significant statutory fines and creates a private right of action for certain data breaches. Regulations from the California Attorney General have not been finalized, and it is expected that additional amendments to the CCPA will be introduced in 2020. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information, and on-line privacy.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our global corporate headquarters is located in approximately 37,755 square feet of leased office space in Scottsdale, Arizona. We also lease space for a data center and warehouse in Phoenix, Arizona. We lease offices in several other locations in the United States and Canada, including in or near Lexington, Kentucky; Boston, Massachusetts; Grand Rapids, Michigan; New York, New York; Seattle, Washington; and Toronto, Canada. We also lease offices in Europe and Asia in or near London, England; Paris, France; Tel Aviv, Israel; Bangalore, Chennai, Haryana and Mumbai, India; Lviv, Ukraine; Tokyo, Japan; Seoul, Korea; and Singapore. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.
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
Holders
As of January 24, 2020, there were 238 holders of record of our common stock.
Dividends
We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.
Issuers Purchases of Equity Securities
None
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2014 and December 31, 2019, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on December 31, 2014 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

This graph assumes an investment on December 31, 2014 of $100 in our common stock (based on the closing sale price of our common stock), and in each of such indices (including the reinvestment of all dividends). Measurement points are to the last trading day for each respective period. The performance shown is not necessarily indicative of future performance.

Item 6.        Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and with “Management Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. On August 1, 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement required us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We took a charge in the year ended December 31, 2016 for the full, undiscounted amount of $54,000, per our accounting policy. On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recorded a net decrease to opening accumulated deficit of $1,496 as of January 1, 2018 due to the cumulative impact of adopting Topic 606 with the impact primarily related to the costs to obtain a customer contract ($1,129), specifically commissions and upfront incentive payments, and from the recognition of revenue from customers with contracts that contain minimum commitments billed ratably over the contract term ($367). On April 9, 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also required Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. During the year ended December 31, 2018, we recorded $14,900 of settlement and patent license income related to this agreement. All information is presented in thousands, except per share amounts, customer count and where specifically noted.

	Limelight Networks, Inc.
	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenue	$200,634	$195,670	$184,360	$168,234	$170,912
Cost of revenue:
Cost of services (1)	99,897	85,920	78,423	78,857	84,818
Depreciation — network	19,193	16,277	18,138	18,032	17,975
Total cost of revenue	119,090	102,197	96,561	96,889	102,793
Gross profit	81,544	93,473	87,799	71,345	68,119
Operating expenses:
General and administrative (1)	30,785	32,372	32,053	30,042	25,027
Sales and marketing (1)	43,078	39,553	36,098	32,945	37,868
Research and development (1)	22,534	24,075	25,342	24,335	28,016
Depreciation and amortization	872	2,313	2,376	2,452	2,929
Provision for litigation	—	—	—	54,000	—
Total operating expenses	97,269	98,313	95,869	143,774	93,840
Operating loss	(15,725)	(4,840)	(8,070)	(72,429)	(25,721)
Other income (expense):
Interest expense	(76)	(86)	(80)	(918)	(29)
Interest income	427	670	494	123	317
Settlement and patent license income	—	14,900	—	—	—
Other, net	80	(264)	452	(98)	1,748
Total other income (expense)	431	15,220	866	(893)	2,036
(Loss) income before income taxes	(15,294)	10,380	(7,204)	(73,322)	(23,685)
Income tax expense	750	538	426	603	267
Net (loss) income	$(16,044)	$9,842	$(7,630)	$(73,925)	$(23,952)
Net (loss) income per share:
Basic	$(0.14)	$0.09	$(0.07)	$(0.71)	$(0.24)
Diluted	$(0.14)	$0.08	$(0.07)	$(0.71)	$(0.24)
Weighted average shares used in per share calculation:
Basic	115,890	112,114	108,814	104,350	100,105
Diluted	115,890	120,010	108,814	104,350	100,105

(1)Includes share-based compensation as follows:

	Limelight Networks, Inc.
	Year Ended December 31,
	2019	2018	2017	2016	2015
Cost of services	$1,495	$1,815	$1,450	$1,493	$2,047
General and administrative	8,098	8,458	6,502	7,070	5,398
Sales and marketing	2,263	2,837	2,470	2,792	2,657
Research and development	1,922	2,720	2,322	2,104	2,236
Total	$13,778	$15,830	$12,744	$13,459	$12,338

	Limelight Networks, Inc.
	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$18,335	$50,466	$49,316	$66,187	$73,002
Non-current marketable securities	40	40	40	40	40
Working capital	34,185	58,273	44,607	56,643	86,080
Property and equipment, net	46,136	27,378	28,991	30,352	36,143
Total assets	209,369	198,925	196,448	208,129	225,627
Provision for litigation	—	9,000	18,000	18,000	—
Provision for litigation, less current portion	—	—	9,000	27,000	—
Long-term debt, less current portion	—	—	—	—	1,436
Total stockholders’ equity	166,537	165,151	144,145	137,568	198,097

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
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we are a leading provider of digital content delivery, online video delivery, cloud security, edge computing, and cloud storage services. Our edge services platform includes a globally distributed, high-performance private network, intelligent software, and support services. Our mission is to securely manage and globally deliver digital content, building customer satisfaction through exceptional reliability and performance.
Our delivery services represent approximately 79% of our total revenue for the year ended December 31, 2019. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
We operate in markets that are highly competitive. We have experienced and expect to continue to experience increased competition in price, features, functionality, integration and other factors leading to customer churn and customers operating their own network. Competition and technology advancements have resulted in declining average selling prices in the industry. We believe continued increases in content delivery traffic growth rates, driven by the continued shift to over the top consumption for online video and increased consumption of rich media content and larger file sizes, increased migration of applications and data to the cloud, and continued growth rates of mobile device usage are all important trends that will continue to outpace declining average selling prices in the industry.
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously review our capacity needs and work to optimize our data center footprint. During 2019, we increased our network capacity by more than 100% to over 60 terabits per second through software enhancements and hardware additions. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 563 at December 31, 2018, to 610 as of December 31, 2019.
In August 2016, we entered into a settlement and license agreement with Akamai Technologies, Inc. (Akamai) with respect to the U.S. Patent No. 6,108,703 (the ‘703 patent) and certain other related patents. The agreement settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement required us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. During the three months ended June 30, 2019, we made our final payment of $4,500 to Akamai under the terms of the settlement and license agreement.

In April 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also required Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. During the three months ended June 30, 2019, we received our final payment of $2,980 from Akamai.

Please see our discussion in Note 10 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on this and other lawsuits.
The following table summarizes our revenue, costs and expenses for the years ended December 31, 2019, 2018, and 2017 (in thousands of dollars and as a percentage of total revenue).

	Year Ended December 31,
	2019		2018		2017
Revenue	$200,634	100.0%	$195,670	100.0%	$184,360	100.0%
Cost of revenue	119,090	59.4%	102,197	52.2%	96,561	52.4%
Gross profit	81,544	40.6%	93,473	47.8%	87,799	47.6%
Operating expenses	97,269	48.5%	98,313	50.2%	95,869	52.0%
Operating loss	(15,725)	(7.8)%	(4,840)	(2.5)%	(8,070)	(4.4)%
Settlement and patent license income	—	—%	14,900	7.6%	—	—%
Total other income (expense)	431	0.2%	320	0.2%	866	0.5%
(Loss) income before income taxes	(15,294)	(7.6)%	10,380	5.3%	(7,204)	(3.9)%
Income tax expense	750	0.4%	538	0.3%	426	0.2%
Net (loss) income	$(16,044)	(8.0)%	$9,842	5.0%	$(7,630)	(4.1)%

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
In our January 29, 2020, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)
(Unaudited)

	Year Ended December 31,
	2019	2018	2017
U.S. GAAP net (loss) income	$(16,044)	$9,842	$(7,630)
Settlement and patent license income	—	(14,900)	—
Share-based compensation	13,778	15,830	12,744
Litigation expenses	—	2,907	5,518
Non-GAAP net (loss) income	$(2,266)	$13,679	$10,632
Reconciliation of U.S. GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Year Ended December 31,
	2019	2018	2017
U.S. GAAP net (loss) income	$(16,044)	$9,842	$(7,630)
Depreciation and amortization	20,065	18,590	20,514
Interest expense	76	86	80
Interest and other (income) expense	(507)	(406)	(946)
Income tax expense	750	538	426
EBITDA	$4,340	$28,650	$12,444
Settlement and patent license income	—	(14,900)	—
Share-based compensation	13,778	15,830	12,744
Litigation expenses	—	2,907	5,518
Adjusted EBITDA	$18,118	$32,487	$30,706

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
    Our customers generally execute contracts with terms of one year or longer, which are referred to as recurring revenue contracts or long-term contracts. These contracts generally allow the customer access to our network and are either entirely usage based or commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum commitment. We define usage as customer data sent or received using our content delivery service, or content that is hosted or cached by us at the request or direction of our customers. For contracts that contain minimum monthly commitments, we recognize revenue equal to the greater of the minimum monthly committed amount or actual usage, if actual usage exceeds the monthly committed amount, using the right to invoice practical expedient allowable under Topic 606, Revenue from Contracts with Customers (Topic 606).
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method or the most likely amount method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These customers have entered into contracts with contract terms generally from one to four years. As of December 31, 2019, we have approximately $2,700 of remaining unsatisfied performance obligations. We recognized revenue of approximately $9,600 and $8,300, respectively, during the years ended December 31, 2019 and 2018, related to these types of contracts with our customers. We expect to recognize approximately 93% of the remaining unsatisfied performance obligations in 2020, approximately 6% in 2021, and approximately 1% in 2022.
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
The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of the annual impairment testing date of October 31, 2019, we determined that goodwill was not impaired. We noted that the estimated fair value of our reporting unit exceeded carrying value by approximately $483,589 or 301%, using the market capitalization plus an estimated control premium of 30% on the annual impairment testing date. There were no indicators of impairment subsequent to the annual impairment testing date.

As of December 31, 2019, we have no other unamortized intangible assets. However, in prior years, our other intangible assets represented existing technologies and customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
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
Uncertainty in income taxes is recognized in our financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our unrecognized tax benefit from uncertain tax positions increased by $2 from January 1, 2019 to December 31, 2019. We anticipate that our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settling potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change. We recognize interest and penalties related to unrecognized tax benefits in our tax provision.

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
The one-time transition tax is based on our total post-1986 earnings and profits that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for all of our foreign subsidiaries. The transition tax that we calculated resulted in an immaterial amount of additional federal taxable income. The additional taxable income from the transition tax was offset by net operating losses and did not result in cash taxes payable. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed earnings not subject to the transition tax and additional outside basis difference in these entities (i.e. basis difference in excess of that subject to the one-time transition tax) is not practicable.
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
Results of Continuing Operations
Comparison of the Years Ended December 31, 2019 and 2018
Revenue
We derive revenue primarily from the sale of our digital content delivery, video delivery, cloud security, edge cloud and origin storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the year ended December 31, 2019, compared to December 31, 2018:

	Year Ended December 31,
			Increase	Percent
	2019	2018	(Decrease)	Change
Revenue	$200,634	$195,670	$4,964	2.5%
Our revenue increased during the year ended December 31, 2019, versus 2018 primarily due to a significant increase in volumes driven by increased demand for our services. For the year ended December 31, 2019, we experienced a decrease in average selling price versus the comparable 2018 period as a result of strategic decisions we made in the latter half of 2018 regarding contract renegotiations with certain of our large customers.
Our active customers worldwide decreased to 599 as of December 31, 2019, compared to 649 as of December 31, 2018. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the years ended December 31, 2019 and 2018, sales to our top 20 customers accounted for approximately 72% and 71%, respectively of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During each of the years ended December 31, 2019 and 2018, Amazon represented approximately 30% of our total revenue.
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2019		2018
Americas	$125,075	62%	$118,462	61%
EMEA	32,008	16%	38,015	19%
Asia Pacific	43,551	22%	39,193	20%
Total revenue	$200,634	100%	$195,670	100%

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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2019		2018
Bandwidth and co-location fees	$67,747	33.8%	$57,118	29.2%
Depreciation - network	19,193	9.6%	16,277	8.3%
Payroll and related employee costs	16,468	8.2%	15,532	7.9%
Share-based compensation	1,495	0.7%	1,815	0.9%
Other costs	14,187	7.1%	11,455	5.9%
Total cost of revenue	$119,090	59.4%	$102,197	52.2%
Our cost of revenue increased in both aggregate dollars and as a percentage of total revenue for the year ended December 31, 2019, versus the comparable 2018 period. The changes in cost of revenue were primarily a result of the following:

•
Bandwidth and co-location expenses increased in aggregate dollars due to higher peering and transit costs, resulting from our purchase of additional peering and transit services to accommodate increased traffic on our network and our continued expansion in existing, as well as new geographies.

•	Depreciation expense increased due to increased capital expenditures during 2019.

•	Payroll and related employee costs were higher due to increased operations personnel.

•	Other costs increased primarily due to an increase in international re-seller costs.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2019		2018
Payroll and related employee costs	$10,657	5.3%	$10,614	5.4%
Professional fees and outside services	4,419	2.2%	4,145	2.1%
Share-based compensation	8,098	4.0%	8,458	4.3%
Litigation expenses	—	—%	2,907	1.5%
Other costs	7,611	3.8%	6,248	3.2%
Total general and administrative	$30,785	15.3%	$32,372	16.5%
Our general and administrative expense decreased in both aggregate dollars and as a percentage of total revenue for the year ended December 31, 2019, versus 2018. The decrease in aggregate dollars for the year ended December 31, 2019, versus the comparable 2018 period was primarily driven by the decrease in litigation expenses due to the settlement of our intellectual property lawsuits, and to a lessor extent a reduction in share-based compensation. These decreases were offset by increased professional fees and increased other costs consisting of bad debt expense and fees and licenses.
We expect our general and administrative expenses for 2020 to increase slightly in aggregate dollars and as a percentage of revenue due to expected changes in variable compensation.

Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2019		2018
Payroll and related employee costs	$31,165	15.5%	$27,717	14.2%
Share-based compensation	2,263	1.1%	2,837	1.4%
Marketing programs	2,120	1.1%	2,169	1.1%
Other costs	7,530	3.8%	6,830	3.5%
Total sales and marketing	$43,078	21.5%	$39,553	20.2%
Our sales and marketing expense increased in both aggregate dollars and as a percentage of total revenue for the year ended December 31, 2019, versus the comparable 2018 period. The increase in sales and marketing expense was primarily as a result of increased payroll and related employee costs due to increased sales personnel, as well as an increase in other costs primarily due to increased facilities costs and increased travel and entertainment. These increases were partially offset by decreased share-based compensation.
We expect our sales and marketing expenses for 2020 to remain consistent with 2019.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2019		2018
Payroll and related employee costs	$15,791	7.9%	$16,710	8.5%
Share-based compensation	1,922	1.0%	2,720	1.4%
Other costs	4,821	2.4%	4,645	2.4%
Total research and development	$22,534	11.2%	$24,075	12.3%
Our research and development expense decreased in both aggregate dollars and as a percentage of total revenue for the year ended December 31, 2019 versus 2018. The decrease in aggregate dollars was primarily due to a decrease in payroll and related employee costs due to lower salary expense and lower variable compensation. These decreases were partially offset by an increase in other costs primarily due to increased casual labor and supplies.
We expect our research and development expenses for 2020 to remain consistent with 2019.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $872, or 0.4% of revenue, for the year ended December 31, 2019, versus $2,313, or 1.2% of revenue for 2018. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $76 for the year ended December 31, 2019, versus $86 for 2018. The decrease was due to fees incurred during the comparable 2018 period associated with the Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. See Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our Credit Agreement.

Interest Income
Interest income was $427 for the year ended December 31, 2019 versus $670 for 2018. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other income was $80 for the year ended December 31, 2019, versus other expense of $264 for 2018. For the years ended December 31, 2019 and 2018, respectively, other income/expense consisted primarily of foreign currency transaction gains and losses and the gain/loss on sale of fixed assets.
Income Tax Expense
Income tax expense for the year ended December 31, 2019, was $750 versus $538 for 2018. Income tax expense on net income (loss) before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
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
Comparison of the Years Ended December 31, 2018 and 2017
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
Interest Expense
Interest expense was $86 for the year ended December 31, 2018, versus $80 for 2017. This increase was due to fees associated with the Fourth Amendment to the Credit Agreement with SVB originally entered into in November 2015. See Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our Credit Agreement.
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
Other Income (Expense)
Other expense was $264 for the year ended December 31, 2018, versus other income of $452 for 2017. For the years ended December 31, 2018 and 2017, respectively, other income/expense consisted primarily of foreign currency transaction gains and losses and the gain on sale of fixed assets.
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
On December 22, 2017, the Tax Act significantly revised the U.S. corporate income tax law, by among other things, reducing the corporate income tax rate to 21% for tax years beginning in 2018, implementing a modified territorial system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and creating new taxes on certain foreign sourced earnings.
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
Liquidity and Capital Resources
As of December 31, 2019, our cash, cash equivalents and marketable securities classified as current totaled $18,335. Included in this amount is approximately $7,208 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
In August 2016, we entered into a settlement and license agreement with Akamai with respect to the ‘703 and certain other related patents. The agreement settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement require us to pay $54,000 over twelve equal quarterly installments beginning on August 1, 2016. During the three months ended June 30, 2019, we made our final payment $4,500 to Akamai under the terms of the settlement and license agreement.
In April 2018, we entered into a definitive settlement and patent license agreement with Akamai in a separate matter where the parties agreed to (i) license certain patents to the other party, (ii) a covenant not to sue for three years for certain patents related to the licensed patents, and (iii) settle all outstanding legal disputes between the parties. The terms of the agreement also required Akamai to pay to Limelight a total of $14,900, over five equal quarterly installments. During the three months ended June 30, 2019, we received our final payment of $2,980 from Akamai.
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
The major components of changes in cash flows for the years ended December 31, 2019, 2018, and 2017 are discussed in the following paragraphs.

Operating Activities
Net cash provided by operating activities was $1,746 for the year ended December 31, 2019, versus net cash provided by operating activities of $19,722 for 2018, a decrease of $17,976. Changes in operating assets and liabilities of $(18,074) during the year ended December 31, 2019, versus $(10,375) in 2018 were primarily due to:

•	accounts receivable increased $10,228 during the year ended December 31, 2019 as a result of timing of collections as compared to a $5,438 decrease in the comparable 2018 period;

•
prepaid expenses and other current assets increased $1,101 during the year ended December 31, 2019, due to an increase in VAT receivable, off-set by the amortization of prepaid bandwidth and backbone expenses, compared to a $2,466 increase in the comparable 2018 period;

•
accounts payable and other current liabilities increased $1,292 during the year ended December 31, 2019, versus a decrease of $4,333 for the comparable 2018 period due to timing of vendor payments and the payment of 2018 variable compensation accruals; and

•	net payments for provision for litigation decreased by $6,020 as a result our final payments to Akamai .
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

•	net payments for provision for litigation decreased compared to 2018 by $8,940 as a result of the payments received from Akamai under the settlement and patent license agreement.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2020 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $9,568 for the year ended December 31, 2019, versus $12,744 for 2018 and $4,802 for the year ended December 31, 2017. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During 2019, we made capital expenditures of $34,704, which represented approximately 17% of our total revenue. We currently expect a decrease in capital expenditures in 2020 compared to 2019, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash provided by financing activities was $799 for the year ended December 31, 2019, versus net cash used in financing activities of $2,420 for 2018. Net cash provided by financing activities in the year ended December 31, 2019, primarily relates to cash received from the exercise of stock options and our employee stock purchase plan of $4,406 offset by payments of employee tax withholdings related to the net settlement of vested restricted stock units of $3,607.
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
As of December 31, 2019, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate.  As of December 31, 2019 and 2018, respectively, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000.
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
We are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of December 31, 2019, we were in compliance with all covenants under the Credit Agreement.
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
Share repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the years ended December 31, 2019 and 2017, respectively, we did not repurchase any shares under the repurchase programs. During the year ended December 31, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and fees. As of December 31, 2019, there remained $21,200 under this share repurchase program.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for ROU assets, (primarily office facilities) and purchase commitments for bandwidth, and computer rack space. These commitments expire on various dates ranging from 2020 to 2030. We expect that the growth of our business will require us to continue to add to and increase our right-of-use (ROU) assets and long-term commitments in 2020 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.

The following table presents our contractual obligations and commercial commitments, as of December 31, 2019 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$27,883	$20,048	$7,835	$—	$—
Rack space commitments	14,072	7,853	5,321	898	—
Total purchase commitments	41,955	27,901	13,156	898	—
Right-of-use assets and other operating leases	19,416	2,672	5,293	3,181	8,270
Total commitments	$61,371	$30,573	$18,449	$4,079	$8,270
Off Balance Sheet Arrangements
As of December 31, 2019, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Standards.”
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit is at the current prime rate minus 0.25%.  In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of December 31, 2019, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2019, would have been higher by approximately $3,049. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For example, in 2019, 2018, and 2017, sales to our top 20 customers accounted for approximately 72%, 71% and 66%, respectively, of our total revenue. During 2019, 2018 and 2017, Amazon represented approximately 30%, 30%, and 17%, respectively, of our total revenue. In 2020, we anticipate that our top 20 customer concentration levels will remain consistent with 2019. In the past, the customers that comprised our top 20 customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

Item 8.        Financial Statements and Supplementary Data
LIMELIGHT NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Limelight Networks, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 30, 2020 expressed an unqualified opinion thereon.

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
Phoenix, Arizona
January 30, 2020

Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$18,335	$25,383
Marketable securities	—	25,083
Accounts receivable, net	34,476	26,041
Income taxes receivable	82	122
Prepaid expenses and other current assets	9,920	14,789
Total current assets	62,813	91,418
Property and equipment, net	46,136	27,378
Operating lease right of use assets	12,842	—
Marketable securities, less current portion	40	40
Deferred income taxes	1,319	1,462
Goodwill	77,102	76,407
Other assets	9,117	2,220
Total assets	$209,369	$198,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,020	$9,216
Deferred revenue	976	1,883
Operating lease liability obligations	2,056	—
Income taxes payable	178	124
Provision for litigation	—	9,000
Other current liabilities	13,398	12,922
Total current liabilities	28,628	33,145
Operating lease liability obligations, less current portion	13,488	—
Deferred income taxes	239	152
Deferred revenue, less current portion	161	42
Other long-term liabilities	316	435
Total liabilities	42,832	33,774
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 118,368 and 114,246 shares issued and outstanding at December 31, 2019 and 2018, respectively	118	114
Additional paid-in capital	530,285	513,682
Accumulated other comprehensive loss	(9,210)	(10,033)
Accumulated deficit	(354,656)	(338,612)
Total stockholders’ equity	166,537	165,151
Total liabilities and stockholders’ equity	$209,369	$198,925
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue	$200,634	$195,670	$184,360
Cost of revenue:
Cost of services (1)	99,897	85,920	78,423
Depreciation — network	19,193	16,277	18,138
Total cost of revenue	119,090	102,197	96,561
Gross profit	81,544	93,473	87,799
Operating expenses:
General and administrative	30,785	32,372	32,053
Sales and marketing	43,078	39,553	36,098
Research and development	22,534	24,075	25,342
Depreciation and amortization	872	2,313	2,376
Total operating expenses	97,269	98,313	95,869
Operating loss	(15,725)	(4,840)	(8,070)
Other income (expense):
Interest expense	(76)	(86)	(80)
Interest income	427	670	494
Settlement and patent license income	—	14,900	—
Other, net	80	(264)	452
Total other income (expense)	431	15,220	866
Income (loss) before income taxes	(15,294)	10,380	(7,204)
Income tax expense	750	538	426
Net (loss) income	$(16,044)	$9,842	$(7,630)
Net (loss) income per share:
Basic	$(0.14)	$0.09	$(0.07)
Diluted	$(0.14)	$0.08	$(0.07)
Weighted average shares used in per share calculation:
Basic	115,890	112,114	108,814
Diluted	115,890	120,010	108,814
____________

(1)
Cost of services excludes amortization related to intangibles, including existing technologies, customer relationships, and trade names and trademarks, which are included in depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net (loss) income	$(16,044)	$9,842	$(7,630)
Other comprehensive gain (loss), net of tax:
Unrealized gain on investments	41	28	59
Foreign exchange translation gain (loss)	782	(1,733)	2,651
Other comprehensive gain (loss), net of tax	823	(1,705)	2,710
Comprehensive (loss) income	$(15,221)	$8,137	$(4,920)
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2016	107,059	$107	$490,819	$(11,038)	$(342,320)	$137,568
Net loss	—	—	—	—	(7,630)	(7,630)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	59	—	59
Foreign currency translation adjustment, net of taxes	—	—	—	2,651	—	2,651
Exercise of common stock options	384	—	1,074	—	—	1,074
Vesting of restricted stock units	4,004	4	(4)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(1,310)	(1)	(4,496)	—	—	(4,497)
Issuance of common stock under employee stock purchase plan	687	1	1,573	—	—	1,574
Share-based compensation	—	—	13,346	—	—	13,346
Balance at December 31, 2017	110,824	$111	502,312	(8,328)	(349,950)	144,145
Cumulative effect of accounting change	—	—	—	—	1,496	1,496
Net income	—	—	—	—	9,842	9,842
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	28	—	28
Foreign currency translation adjustment, net of taxes	—	—	—	(1,733)	—	(1,733)
Exercise of common stock options	1,479	1	4,021	—	—	4,022
Vesting of restricted stock units	3,501	3	(3)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(1,154)	(1)	(4,792)	—	—	(4,793)
Issuance of common stock under employee stock purchase plan	596	1	2,150	—	—	2,151
Purchases of common stock	(1,000)	(1)	(3,799)	—	—	(3,800)
Share-based compensation	—	—	13,793	—	—	13,793
Balance at December 31, 2018	114,246	$114	513,682	(10,033)	(338,612)	165,151
Net loss	—	—	—	—	(16,044)	(16,044)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	41	—	41
Foreign currency translation adjustment, net of taxes	—	—	—	782	—	782
Exercise of common stock options	1,054	1	2,467	—	—	2,468
Vesting of restricted stock units	3,416	3	(3)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(1,142)	(1)	(3,606)	—	—	(3,607)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Issuance of common stock under employee stock purchase plan	794	1	1,937	—	—	1,938
Share-based compensation	—	—	15,808	—	—	15,808
Balance at December 31, 2019	118,368	$118	$530,285	$(9,210)	$(354,656)	$166,537

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities
Net (loss) income	$(16,044)	$9,842	$(7,630)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,065	18,590	20,514
Share-based compensation	13,778	15,830	12,744
Settlement and patent license income	—	(14,900)	—
Foreign currency remeasurement (gain) loss	(25)	(162)	798
Deferred income taxes	270	17	(325)
Gain on sale of property and equipment	(56)	(137)	(410)
Accounts receivable charges	1,793	902	949
Amortization of premium on marketable securities	30	115	283
Realized loss on marketable securities	9	—	—
Changes in operating assets and liabilities:
Accounts receivable	(10,228)	5,438	(5,912)
Prepaid expenses and other current assets	(1,101)	(2,466)	(342)
Income taxes receivable	40	(31)	38
Other assets	(4,188)	(558)	270
Accounts payable and other current liabilities	1,292	(4,333)	4,019
Deferred revenue	(789)	1,089	(957)
Income taxes payable	61	(333)	249
Payments related to litigation, net	(3,040)	(9,060)	(18,000)
Other long term liabilities	(121)	(121)	(790)
Net cash provided by operating activities	1,746	19,722	5,498
Investing activities
Purchases of marketable securities	(10,279)	(20,631)	(14,930)
Sale and maturities of marketable securities	35,364	23,865	30,756
Purchases of property and equipment	(34,704)	(16,113)	(20,725)
Proceeds from sale of property and equipment	51	135	97
Net cash used in investing activities	(9,568)	(12,744)	(4,802)
Financing activities
Payment of employee tax withholdings related to restricted stock vesting	(3,607)	(4,793)	(4,496)
Cash paid for the purchase of common stock	—	(3,800)	—
Proceeds from employee stock plans	4,406	6,173	2,648
Net cash provided by (used in) financing activities	799	(2,420)	(1,848)
Effect of exchange rate changes on cash and cash equivalents	(25)	(87)	330
Net increase (decrease) in cash and cash equivalents	(7,048)	4,471	(822)
Cash and cash equivalents, beginning of year	25,383	20,912	21,734
Cash and cash equivalents, end of year	$18,335	$25,383	$20,912
Supplement disclosure of cash flow information
Cash paid during the year for interest	$76	$87	$44
Cash paid during the year for income taxes, net of refunds	$396	$892	$486
The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
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
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this Annual Report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any future periods.
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
Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the years ended December 31, 2019, 2018, and 2017, we recorded foreign currency translation gains (losses) of $782, $(1,733), and $2,651, respectively, in our statements of comprehensive income (loss).
Our entities occasionally transact in currencies other than their functional currencies. Assets denominated in foreign currencies other than that of the functional currency of the entity are remeasured at period-end exchange rates. Foreign currency-based revenue and expense transactions are measured at transaction date exchange rates. During the years ended December 31, 2019, 2018, and 2017, we recorded a foreign currency re-measurement gain (loss) of approximately $24, $(405), and $41, respectively, in other income (expense) in the consolidated statements of operations.
Recent Accounting Standards
Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-11, which amends the guidance to add a method of adoption whereby the issuer may elect to recognize a cumulative effect adjustment at the beginning of the period of adoption. ASU No. 2018-11 does not require comparative period financial information to be adjusted. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of the identified asset for a period of time, the customer has to have both (1) the right to obtain substantially all of the economic benefits from the use of the identified asset and (2) the right to direct the use of the identified asset, a contract does not contain an identified asset if the supplier has a substantive right to substitute such asset ("the leasing criteria"). On January 1, 2019, we adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We elected to apply the transition provisions as of January 1, 2019, the date of adoption, and we recorded lease ROU assets and related liabilities on our balance sheet of $3,600 related to our operating leases. We have no financing leases. There was no change to our consolidated statements of operations or cash flows.
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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We will adopt this guidance effective January 1, 2020. We do not believe this guidance will have a material impact on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. We will adopt this guidance effective January 1, 2020, using a prospective approach. We do not believe this guidance will have a material impact on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds to the disclosure requirements on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this updated guidance and delay adoption of the additional disclosures until their effective date. We will adopt this guidance effective January 1, 2020. We do not believe this guidance will have a material impact on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments.  We will adopt this guidance effective January 1, 2020. We are in the process of evaluating the potential impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.
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
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method or the most likely amount method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These customers have entered into contracts with contract terms generally from one to four years. As of December 31, 2019, we have approximately $2,700 of remaining unsatisfied performance obligations. We recognized revenue of approximately $9,600 and $8,300, respectively, during the years ended December 31, 2019 and 2018, related to these types of contracts with our customers. We expect to recognize approximately 93% of the remaining unsatisfied performance obligations in 2020, approximately 6% in 2021, and approximately 1% in 2022.
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
Consideration is allocated to the performance obligations using the relative standalone selling price method. Generally, arrangements with multiple performance obligations are provided over the same contract period, and therefore, revenue is recognized over the same period.
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
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired company. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate goodwill might be impaired. We have concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit. The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of our annual impairment testing date of October 31, 2019, management determined that goodwill was not impaired. Management determined that the estimated fair value of its reporting unit exceeded carrying value by approximately $483,589 or 301%, using our market capitalization plus an estimated control premium of 30% on October 31, 2019. There were no indicators of impairment at December 31, 2019.
As of December 31, 2019, we have no other unamortized intangible assets. However, in prior years, our other intangible assets represented existing technologies and customer relationship intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to six years. In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, we evaluate the recoverability and estimated useful lives of such assets. Other intangible assets are included in other assets in the accompanying consolidated balance sheets. Amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
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
Long-Lived Assets
We review our long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. We recognize an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. We treat any write-downs as permanent reductions in the carrying amounts of the assets. We concluded that the carrying amounts of our long-lived assets at December 31, 2019, and 2018, are fully realizable and have not recorded any impairment losses.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets, and lease liability obligations are included in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liability obligations represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We have lease agreements with lease and non-lease components and account for such components as a single lease component. As most of our leases do not provide an implicit rate, we estimated our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Upon review of our co-location and bandwidth arrangements, we have determined that such arrangements did not meet the leasing criteria, and therefore, were not included in our ROU asset and lease liability obligations on our balance sheet. We have determined that our real estate leases with terms in excess of one year and which do not include an option to purchase the underlying asset, do meet the leasing criteria. Please refer to Note 16 "Operating Leases - Right of Use Assets and Purchase Commitments" for additional information.
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
We enter into contracts for bandwidth with third party network providers with terms typically ranging from several months to three years. These contracts generally commit us to pay minimum monthly fees plus additional fees for bandwidth usage above contracted minimums. A portion of the global computing platform traffic delivery is completed through direct connection to ISP networks, called peering.

Research and Development
Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing, operation, and enhancement of our services, and network. Costs incurred in the development of our services are expensed as incurred.
Advertising Costs
Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of Internet, trade show, and publications advertising, were approximately $2,120, $2,169, and $2,001 for the years ended December 31, 2019, 2018, and 2017, respectively.
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
3. Investments in Marketable Securities
At December 31, 2019, we have a certificate of deposit with an amortized cost and estimated fair value of $40. All other available-for-sale securities have been sold to fund ordinary business operations, including capital expenditures.

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	25,115	—	32	25,083
Total marketable securities	$25,155	$—	$32	$25,123
The amortized cost and estimated fair value of the marketable securities at December 31, 2018, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$25,115	$—	$32	$25,083
Due after one year and through five years	40	—	—	40
	$25,155	$—	$32	$25,123
4. Accounts Receivable
Accounts receivable include:

	December 31,
	2019	2018
Accounts receivable	$35,619	$27,040
Less: credit allowance	(170)	(250)
Less: allowance for doubtful accounts	(973)	(749)
Total accounts receivable, net	$34,476	$26,041
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	December 31,
	2019	2018
Settlement and patent license receivable	$—	$5,960
Prepaid bandwidth and backbone	1,717	1,395
VAT receivable	3,068	2,022
Prepaid expenses and insurance	1,685	1,816
Vendor deposits and other	3,450	3,596
Total prepaid expenses and other current assets	$9,920	$14,789
6. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2019, and 2018, were as follows:

Balance, December 31, 2017	$77,054
Foreign currency translation adjustment	(647)
Balance, December 31, 2018	76,407
Foreign currency translation adjustment	695
Balance, December 31, 2019	$77,102

7. Property and Equipment
Property and equipment include:

	December 31,
	2019	2018
Network equipment	$126,975	$105,760
Computer equipment and software	7,603	8,711
Furniture and fixtures	1,906	703
Leasehold improvements	7,888	4,587
Other equipment	54	156
	144,426	119,917
Less: accumulated depreciation	(98,290)	(92,539)
Total property and equipment, net	$46,136	$27,378
Cost of revenue depreciation expense related to property and equipment was approximately $19,193, $16,277, and $18,138, respectively, for the years ended December 31, 2019, 2018, and 2017, respectively.
Operating expense depreciation and amortization expense related to property and equipment was approximately $872, $2,313, and $2,376, respectively, for the years ended December 31, 2019, 2018, and 2017, respectively.
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
As of December 31, 2019 and 2018, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000.
As of December 31, 2019, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the years ended December 31, 2019, 2018 and 2017, respectively, interest expense was $0, $0 and $0, respectively, and fees expense and related amortization was $76, $86 and $80, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
We are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of December 31, 2019, we were in compliance with all covenants under the Credit Agreement.
9. Other Current Liabilities
Other current liabilities include:

	December 31,
	2019	2018
Accrued compensation and benefits	$4,918	$7,528
Accrued cost of revenue	4,176	2,361
Other accrued expenses	4,304	3,033
Total other current liabilities	$13,398	$12,922

10. Contingencies
Legal Matters
Akamai ‘703 Litigation
    In 2016, we entered into a settlement and license agreement with Akamai Technologies, Inc. (Akamai) with respect to U.S. Patent No. 6,108,703 (the ‘703 patent) and certain other related patents, which settled all asserted and unasserted claims with respect to the licensed patents. The terms of the agreement required us to pay $54,000 over twelve equal quarterly installments, which began on August 1, 2016. We took a charge in the quarter ended June 30, 2016 for the full, undiscounted amount of $54,000. As of December 31, 2018, there remained $9,000 due to Akamai. During the three months ended June 30, 2019, we made our final payment of $4,500 to Akamai under the terms of the settlement and license agreement.
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
Other Matters
We are subject to various other legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of December 31, 2019. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
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
11. Net (Loss) Income per Share
We calculate basic and diluted net (loss) income per weighted average share. We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans in the weighted-average number of shares of common stock outstanding.
The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Net (loss) income	$(16,044)	$9,842	$(7,630)
Basic weighted average outstanding shares of common stock	115,890	112,114	108,814
Basic weighted average outstanding shares of common stock	115,890	112,114	108,814
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	7,896	—
Diluted weighted average outstanding shares of common stock	115,890	120,010	108,814
Basic net (loss) income per share	$(0.14)	$0.09	$(0.07)
Diluted net (loss) income per share	$(0.14)	$0.08	$(0.07)
For the years ended December 31, 2019, 2018 and 2017, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive.

	Years Ended December 31,
	2019	2018	2017
Employee stock purchase plan	86	—	80
Stock options	2,736	3,288	2,643
Restricted stock units	1,303	451	3,332
	4,125	3,739	6,055

12. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. We did not purchase any shares during the years ended December 31, 2019 and 2017, respectively. During the year ended December 31, 2018, we purchased and canceled 1,000 shares for $3,800, including commissions and expenses. All repurchased shares were canceled and returned to authorized but unissued status. As of December 31, 2019, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of December 31, 2019 was approximately 7,420.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the years ended December 31, 2019, 2018, and 2017, we issued 794, 596, and 687 shares, respectively, under the ESPP. Total cash proceeds from the purchase of shares under the ESPP were approximately $1,938, $2,157, and $1,574, respectively for the years ended December 31, 2019, 2018, and 2017. As of December 31, 2019, shares reserved for issuance to employees under this plan totaled 4,240 and we held employee contributions of approximately $297 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors have authorized the issuance of up to 7,500 shares of preferred stock at December 31, 2019. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of December 31, 2019, the Board had not adopted any resolutions for the issuance of preferred stock.
13. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the year ended December 31, 2019, was as follows:

		Unrealized
		Gains (Losses) on
	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2018	$(9,992)	$(41)	$(10,033)
Other comprehensive gain before reclassifications	782	41	823
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive gain	782	41	823
Balance, December 31, 2019	$(9,210)	$—	$(9,210)
14. Share-Based Compensation
Incentive Compensation Plans
We maintain Incentive Compensation Plans (the Plans) to attract, motivate, retain, and reward high quality executives and other employees, officers, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in the Company. The Plans are intended to be qualified plans under the Internal Revenue Code.
The Plans allow us to award stock option grants and restricted stock units (RSUs) to employees, directors and consultants of the Company. During 2019, we granted awards to employees and directors. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of our common stock on the date of the grant.

Data pertaining to stock option activity under the Plans are as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2016	16,017	$3.18
Granted	2,082	4.56
Exercised	(384)	2.79
Cancelled/Forfeitures	(752)	11.04
Balance at December 31, 2017	16,963	2.99
Granted	2,126	3.50
Exercised	(1,479)	2.72
Cancelled/Forfeitures	(667)	5.23
Balance at December 31, 2018	16,943	2.99
Granted	2,556	4.03
Exercised	(1,054)	2.34
Cancelled/Forfeitures	(811)	4.55
Balance at December 31, 2019	17,634	3.12
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2019:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	—	—	$—	—	$—
$ 1.51 — $ 3.00	10,456	5.2	2.28	10,016	2.26
$ 3.01 — $ 4.50	3,617	7.0	3.53	1,920	3.67
$ 4.51 — $ 6.00	3,352	8.2	4.97	1,222	5.37
$ 6.01 — $ 7.50	24	1.2	6.28	24	6.28
$ 7.51 — $ 15.00	185	1.1	8.05	185	8.05
	17,634			13,367
The weighted-average grant-date fair value of options granted during the years ended December 31, 2019, 2018, and 2017 on a per-share basis was approximately $2.09, $1.82, and $2.38, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2019, 2018, and 2017 was approximately $1,865, $3,171, and $594, respectively. The aggregate intrinsic value of options outstanding at December 31, 2019 is approximately $20,800. The weighted average remaining contractual term of options currently exercisable at December 31, 2019 was 5.0 years.
The fair value of options awarded were estimated on the grant date using the following weighted average assumptions:

	Years Ended December 31,
	2019	2018	2017
Expected volatility	52.47%	51.05%	53.94%
Expected term, years	6.17	6.19	6.13
Risk-free interest	2.06%	2.91%	2.11%
Expected dividends	—%	—%	—%
Unrecognized share-based compensation related to stock options totaled $8,123 at December 31, 2019. We expect to amortize unvested stock compensation related to stock options over a weighted average period of approximately 2.4 years at December 31, 2019.

The following table summarizes the RSUs outstanding (in thousands):

	Years Ended December 31,
	2019	2018	2017
RSUs with service-based vesting conditions	4,503	4,248	5,809
Each RSU represents the right to receive one share of our common stock upon vesting. The fair value of these RSUs was calculated based upon our closing stock price on the date of grant.
Data pertaining to RSUs activity under the Plans is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)
Balance at December 31, 2016	6,673	$2.16
Granted	3,435	3.05
Vested	(4,004)	2.16
Forfeitures	(295)	2.23
Balance at December 31, 2017	5,809	2.68
Granted	2,475	3.88
Vested	(3,501)	2.49
Forfeitures	(535)	3.39
Balance at December 31, 2018	4,248	3.45
Granted	4,089	3.20
Vested	(3,416)	3.17
Forfeitures	(418)	3.19
Balance at December 31, 2019	4,503	3.45
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2019, 2018, and 2017 was approximately $3.20, $3.88, and $3.05, respectively. The total intrinsic value of the units vested during the years ended December 31, 2019, 2018, and 2017 was approximately $10,747, $14,659, and $13,531, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2019 is $18,371.
At December 31, 2019 there was approximately $12,841 of total unrecognized compensation costs related to RSUs. That cost is expected to be recognized over a weighted-average period of approximately 2.22 years as of December 31, 2019.
Total unrecognized aggregate share-based compensation expense totaled approximately $20,964 at December 31, 2019, which is expected to be recognized over a weighted average period of approximately 2.29 years.
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Years Ended December 31,
	2019	2018	2017
Share-based compensation expense by type:
Stock options	$4,208	$4,238	$3,813
Restricted stock units	8,951	10,753	8,402
ESPP	619	839	529
Total share-based compensation expense	$13,778	$15,830	$12,744
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$1,495	$1,815	$1,450
General and administrative expense	8,098	8,458	6,502
Sales and marketing expense	2,263	2,837	2,470
Research and development expense	1,922	2,720	2,322
Total share-based compensation expense	$13,778	$15,830	$12,744

On February 1, 2019, the compensation committee of our board of directors approved a stock for salary program wherein eligible participants elected to receive payment of his or her base salary in shares of our common stock beginning on February 1, 2019. The shares of common stock were issued under our Restated 2007 Equity Plan. Eligible program participants include our Chief Executive Officer and his direct reports.
The stock for salary program permitted eligible participants to receive 0, 25, 50, 75, or 100% of his or her 2019 salary (including any increases that may occur during the year) in shares of our common stock. On the last trading day of each calendar month, each participant will receive the number of shares of our common stock determined by dividing (i) 1/12th of his or her enrolled salary by (ii) the trailing 30-day closing average of our common stock, rounded up to the nearest whole share. Once an election is made, it runs for the full year 2019 and is irrevocable and the program will automatically terminate on the earlier to occur of January 1, 2020, or the date upon which our common stocks trades on the Nasdaq at $4.00 per share or greater. Participation levels may not be changed after the close of the enrollment period. Once issued, there is no vesting period for the shares. During 2019, our Chief Executive Officer and two of his direct reports elected to participate in the program. Each of the three participants elected to receive 50% of their respective salary in stock. As a result of their participation in the program, we issued 138 shares of common stock and recorded $396 of stock based compensation expense. The stock for salary program terminated on October 17, 2019 as a result of our stock price hitting $4.00 per share on the Nasdaq.
In 2018, 50% of the annual corporate bonus was awarded to eligible employees in the form of our common stock. This resulted in $2,037 of stock based compensation expense in 2018.
15. Related Party Transactions
In July 2006, an aggregate of 39,869,960 shares of Series B Preferred Stock was issued at a purchase price of $3.26 per share to certain accredited investors in a private placement transaction. As a result of this transaction, entities affiliated with Goldman, Sachs & Co., one of the lead underwriters of our initial public offering (IPO), became holders of more than 10% of our common stock. On June 14, 2007, upon the closing of our IPO, all outstanding shares of our Series B Preferred Stock automatically converted into shares of common stock on a 1-for-1 share basis. Between November 2017 and March 2018, investment partnerships affiliated with Goldman, Sachs & Co. sold 30,272,493 shares that they had acquired upon the conversion of their Series B Preferred Stock at the time of the Company's IPO in June 2007. As of December 31, 2019, 2018, and 2017 Goldman, Sachs & Co. owned approximately 1%, 1% and 14%, respectively, of our outstanding common stock.
We had no other material related party transactions during the years ended December 31, 2019, 2018, and 2017.
16. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of December 31, 2019.

Right-of-use assets	$12,842

Lease liability obligations, current	$2,056
Lease liability obligations, less current portion	13,488
Total lease liability obligations	$15,544

Weighted-average remaining lease term	8.36 years

Weighted-average discount rate	5.00%
We recognized right of use assets of $3,588 upon adoption of ASC 842 effective January 1, 2019. During the year end December 31, 2019, we added $11,485 of additional right-of-use assets primarily related to our new corporate headquarters.
During the year ended December 31, 2019, we recognized approximately $3,540 in operating lease costs. Operating lease costs of $519 are included in cost of revenue and $3,021 are included in operating expenses in our consolidated statement of operations. During the year ended December 31, 2019, cash paid for operating leases was approximately $1,976.
During the year ended December 31, 2018, we recognized approximately $3,070 in operating lease costs. Operating lease costs of $442 are included in cost of revenue and $2,628 are included in operating expenses in our consolidated statement of operations. During the year ended December 31, 2018, cash paid for operating leases was approximately $2,423.
During the year ended December 31, 2017, we recognized approximately $3,281 in operating lease costs. Operating lease costs of $562 are included in cost of revenue and $2,719 are included in operating expenses in our consolidated statement of operations. During the year ended December 31, 2017, cash paid for operating leases was approximately $3,259.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2019, are as follows:

2020	$2,600
2021	3,070
2022	2,222
2023	1,740
2024	1,441
Thereafter	8,270
Total minimum payments	19,343
Less: amount representing interest	3,799
Total	$15,544
In September 2019, the operating lease for our corporate headquarters in Scottsdale, Arizona commenced with a term of approximately 11 years. The total estimated lease cost is approximately $12.7 million.
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of December 31, 2019:

2020	$27,901
2021	11,241
2022	1,915
2023	599
2024	299
Thereafter	—
Total minimum payments	$41,955
Operating expense relating to these bandwidth and co-location agreements was approximately $66,801, $56,523, and $53,504, respectively, for the years ended December 31, 2019, 2018, and 2017.
17. Concentrations
During the years ended December 31, 2019, 2018, and 2017, Amazon represented approximately 30%, 30%, and 17%, respectively, of our total revenue.
Revenue from customers located within the United States, our country of domicile, was approximately $121,160, $113,102, and $112,166, respectively, for the years ended December 31, 2019, 2018, and 2017.
During the years ended December 31, 2019, 2018, and 2017, respectively, we had three countries Japan, the United Kingdom, and the United States, which accounted for 10% or more of our total revenue.
18. Income Taxes
Our income (loss) before income taxes consists of the following:

	Years Ended December 31,
	2019	2018	2017
Income (loss) before income taxes:
United States	$(17,230)	$8,648	$(8,963)
Foreign	1,936	1,732	1,759
	$(15,294)	$10,380	$(7,204)

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	60	32	40
Foreign	420	489	711
Total current	480	521	751
Deferred:
Federal	8	8	(34)
State	(1)	3	3
Foreign	263	6	(294)
Total deferred	270	17	(325)
Total provision	$750	$538	$426
A reconciliation of the U.S. federal statutory rate to our effective income tax rate is shown in the table below:

	Years Ended December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(3,212)	21.0%	$2,180	21.0%	$(2,521)	35.0%
Valuation allowance	2,435	(15.9)%	(1,845)	(17.8)%	(30,938)	429.5%
Foreign income taxes	216	(1.4)%	150	1.5%	(179)	2.5%
State income taxes	51	(0.3)%	51	0.5%	90	(1.2)%
Non-deductible expenses	190	(1.2)%	85	0.8%	149	(2.1)%
Uncertain tax positions	(2)	—%	—	—%	(20)	0.3%
Non-deductible officer compensation	573	(3.8)%	688	6.6%	638	(8.9)%
Share-based compensation	420	(2.8)%	(745)	(7.2)%	873	(12.1)%
Federal rate change impact	—	—%	—	—%	32,415	(450.0)%
Other	79	(0.5)%	(26)	(0.2)%	(81)	1.1%
Provision for income taxes	$750	(4.9)%	$538	5.2%	$426	(5.9)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Share-based compensation	$6,100	$6,552
Net operating loss and tax credit carry-forwards	51,395	46,569
Legal settlement	—	2,281
Deferred revenue	157	418
Accounts receivable reserves	238	188
Fixed assets	1,858	2,687
Compensation	528	—
Lease liability	2,983	—
Other	88	177
Total deferred tax assets	63,347	58,872
Deferred tax liabilities:
Right-of-use asset	(2,340)	—
Prepaid expenses	(314)	(306)
Other	(34)	(107)
Total deferred tax liabilities	(2,688)	(413)
Valuation allowance	(59,579)	(57,149)
Net deferred tax assets	$1,080	$1,310
The federal and state net operating loss (NOL) carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. At December 31, 2019, we had $206,500 federal and $138,300 state NOL carryforwards. Our federal NOL will begin to expire in 2027 and the state NOL carryforwards will begin to expire in 2020. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). We did not have any state tax credit carryforwards as of December 31, 2019.
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
A valuation allowance has been recorded against our deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries as management cannot conclude that it is more-likely-than-not that these assets will be realized. As of December 31, 2019, no valuation allowance was provided on $1,600 of deferred tax assets associated with certain NOLs because we would use them to offset our liabilities relating to our uncertain tax benefits.
Estimated liabilities for unrecognized tax benefits are included in “other liabilities” on the consolidated balance sheet. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which we operate. As of December 31, 2019, unrecognized tax benefits were $1,802, of which approximately $205, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances.

A summary of the activities associated with our reserve for unrecognized tax benefits, interest and penalties follow:

Unrecognized Tax Benefits
Balance at January 1, 2018	$1,817
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	20
Settlements	(34)
Adjustment related to foreign currency translation	—
Reductions related to the lapse of applicable statute of limitations	(3)
Reduction for tax positions of prior years	—
Balance at December 31, 2018	1,800
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	—
Settlements	—
Adjustment related to foreign currency translation	3
Reductions related to the lapse of applicable statute of limitations	(1)
Reduction for tax positions of prior years	—
Balance at December 31, 2019	$1,802
We recognize interest and penalties related to unrecognized tax benefits in our tax provision. As of December 31, 2019, we had an interest and penalties accrual related to unrecognized tax benefits of $6, which decreased during 2019 by $1. We anticipate our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settled potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change.
We file income tax returns in jurisdictions with varying statues of limitations. Tax years 2016 through 2018 remain subject to examination by federal tax authorities. Tax years 2015 through 2018 generally remain subject to examination by state tax authorities. As of December 31, 2019, we are not under any federal or state income tax examinations.
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
The one-time transition tax is based on our total post-1986 earnings and profits that we previously deferred from U.S. income taxes. In 2017 we recorded a provisional amount for our one-time transition tax liability for all of our foreign subsidiaries. In 2018 the transition tax calculation was completed. The transition tax that we calculated resulted in an immaterial amount of additional federal taxable income. The additional taxable income from the transition tax was offset by NOLs and did not result in cash taxes payable.
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
We will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Our employees may elect to reduce their current compensation up to the statutory limit. We made matching contributions of approximately $1,501, $1,423, and $1,327 during the years ended December 31, 2019, 2018, and 2017, respectively.
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area:

	Years Ended December 31,
	2019		2018		2017
Americas	$125,075	62%	$118,462	61%	$116,112	63%
EMEA	32,008	16%	38,015	19%	37,212	20%
Asia Pacific	43,551	22%	39,193	20%	31,036	17%
Total revenue	$200,634	100%	$195,670	100%	$184,360	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Years Ended December 31,
	2019	2018	2017
Country / Region
United States / Americas	$121,160	$113,102	$112,166
United Kingdom / EMEA	$24,004	$26,672	$22,456
Japan / Asia Pacific	$25,339	$20,452	$18,585
The following table sets forth long-lived assets by geographic area:

	Years Ended December 31,
	2019	2018	2017
Long-lived Assets
Americas	$33,450	$18,349	$17,119
International	12,686	9,029	11,872
Total long-lived assets	$46,136	$27,378	$28,991
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
As of December 31, 2019, we held a certificate of deposit for $40 measured at fair value using Level 2 inputs.
As of December 31, 2018, we held certain assets that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements at December 31, 2018:

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
22. Quarterly Financial Results (unaudited)
The following tables sets forth certain unaudited quarterly results of operations for the years ended December 31, 2019 and 2018. Amounts may not foot due to rounding.
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

	For the Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Revenue	$43,280	$45,904	$51,321	$60,129
Gross profit	$16,022	$18,507	$20,758	$26,255
Net income (loss)	$(8,559)	$(7,192)	$(2,751)	$2,458
Basic net income (loss) per share	$(0.07)	$(0.06)	$(0.02)	$0.02
Diluted net income (loss) per share	$(0.07)	$(0.06)	$(0.02)	$0.02
Basic weighted average common shares outstanding	114,410	115,275	116,270	117,603
Diluted weighted average common shares outstanding	114,410	115,275	116,270	123,801

	For the Three Months Ended
	March 31, 2018	June 30, 2018 (a)	Sept. 30, 2018	Dec. 31, 2018
Revenue	$52,114	$50,249	$49,315	$43,992
Gross profit	$26,680	$24,847	$24,035	$17,910
Net income (loss)	$149	$15,159	$(272)	$(5,193)
Basic net income (loss) per share	$—	$0.14	$—	$(0.05)
Diluted net income (loss) per share	—	0.13	—	(0.05)
Basic weighted average common shares outstanding	110,761	111,356	112,760	113,578
Diluted weighted average common shares outstanding	118,909	120,033	112,760	113,578
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Limelight Networks, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Limelight Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated January 30, 2020 expressed an unqualified opinion thereon.

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
January 30, 2020

Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is included under the captions “Proposal One: Election of Directors,” “— Information About the Directors and Nominees,” and “Board of Directors Meetings and Committees — Nominating and Governance Committee” in our Proxy Statement related to the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item regarding our Audit Committee is included under the caption “Board of Directors Meetings and Committees” in our Proxy Statement related to the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item relating to our executive officers is included under the caption “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Executive Compensation and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Item 11.     Executive Compensation
The information appearing under the headings “Executive Compensation and Other Matters,” “— Director Compensation,” “Board of Directors Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” and “— Compensation Committee Report” in our Proxy Statement related to the 2020 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the 2020 Annual Meeting of Shareholders, and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information regarding our current equity compensation plans as of December 31, 2019 (shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,634	$3.12	7,420
Equity compensation plans not approved by security holders	—	—	—
Total	17,634	$3.12	7,420
Item 13.     Certain Relationships, Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the heading “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the headings “Proposal One: Election of Directors” and “Board of Directors Meetings and Committees — Board Independence,” in each case in our Proxy Statement related to the 2020 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.     Principal Accounting Fees and Services
The information required by this item is included under the headings “Audit Committee Report—Principal Accountant Fees and Services” and “— Audit Committee Pre-Approval Policy,” in each case in our Proxy Statement related to the 2020 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

Item 16.     Form 10-K Summary.
None

INDEX TO EXHIBITS
___________

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

4.2(4)	Description of Securities Registered Under Section 12 of the Exchange Act

10.1(3)	Form of Indemnification Agreement for directors and officers.

10.2(3)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(3)	2007 Equity Incentive Plan and form of agreement thereunder.

10.3.01(5)	Amended and Restated 2007 Equity Incentive Plan of Limelight Networks.

10.4(6)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.5(7)	Master Executive Bonus and Management Bonus Plan.

10.6(8)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.7(9)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.8(10)	Standard Office Lease between the Registrant and GateWay Tempe LLC dated as of July 20, 2010.

10.10(11)	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.

10.10.01(12)	First Amendment to Employment agreement between the Registrant and Robert A. Lento dated as of February 23, 2016.

10.11(13)	Employment Agreement between the Registrant and George Vonderhaar dated January 22, 2013.

10.11.01(14)	Amendment to Employment Agreement between the Registrant and George Vonderhaar dated June 19, 2015.

10.11.02(15)	Second Amendment to Employment agreement between the Registrant and George Vonderhaar dated as of February 23, 2016.

10.11.03(16)	Transition Agreement and Release between the Registrant and George Vonderhaar dated November 26, 2018.

10.12(17)	Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.12.01(18)	Amendment 1 to the Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.13(19)	Employment Agreement between the Registrant and Sajid Malhotra dated March 24, 2014.

10.13.01(20)	Amendment to Employment Agreement between the Registrant and Sajid Malhotra dated June 18, 2015.

10.13.02(21)	Second Amendment to Employment agreement between the Registrant and Sajid Malhotra dated as of February 23, 2016.

10.14(22)	Employment Agreement between the Registrant and Michael DiSanto effective April 1, 2015.

10.14.01(23)	Second Amendment to Employment agreement between the Registrant and Michael D. DiSanto dated as of February 23, 2016.

10.15(24)	Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.

10.15.01(25)	Second Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 25, 2016.

10.15.02(26)	Third Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 17, 2017.

10.15.03(27)	Fourth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated February 27, 2018.

10.16(28)	Employment Agreement between the Registrant and Kurt Silverman dated August 20, 2013.

10.16.01(29)	First Amendment to Employment agreement between the Registrant and Kurt Silverman dated as of February 23, 2016.

10.17(30)	Form of 2016-2017 Retention Bonus Plan Agreement.

10.18(31)	Patent Sublicense Agreement dated August 1, 2016.

10.19(32)	Employment Agreement between the Registrant and Tom Marth dated November 21, 2018.

21.1(4)	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT.

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.
____________

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2011.

(2)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on February 19, 2013.

(3)
Incorporated by reference to the same number exhibit of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(4)	Filed herewith.

(5)	Incorporated by reference to Exhibit 10.3.01 of the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016.

(6)
Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.

(7)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.

(8)	Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.

(9)	Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.

(10)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(11)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2013.

(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(13)	Incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed on March 1, 2013.

(14)	Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on June 19, 2015.

(15)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(16)	Incorporated by reference to Exhibit 10.11.03 of the Registrant’s Annual Report on Form 10-K filed on January 31, 2019.

(17)	Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.

(18)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form S-8 Registration Statement filed on May 3, 2019.

(19)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2015.

(20)	Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on June 19, 2015.

(21)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(22)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015.

(23)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(24)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on November 3, 2015.

(25)	Incorporated by reference to Exhibit 10.19.01 of the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016.

(26)	Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed on February 8, 2018.

(27)	Incorporated by reference to Exhibit 10.01 of the Registrant’s Quarterly Report on Form 10-Q filed on April 20, 2018.

(28)	Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2017.

(29)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(30)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.

(31)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 1, 2016.

(32)	Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed on January 31, 2019.

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

LIMELIGHT NETWORKS, INC.

Date:	January 30, 2020	By:	/S/ SAJID MALHOTRA
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

Signature	Title	Date

/S/ ROBERT A. LENTO	President, Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2020
Robert A. Lento

/S/ SAJID MALHOTRA	Chief Financial Officer (Principal Financial Officer)	January 30, 2020
Sajid Malhotra

/S/ DANIEL R. BONCEL	Vice President, Finance (Principal Accounting Officer)	January 30, 2020
Daniel R. Boncel

/S/ WALTER D. AMARAL	Non-Executive Chairman of the Board and Director	January 30, 2020
Walter D. Amaral

/S/ DOUG BEWSHER	Director	January 30, 2020
Doug Bewsher

/S/ MARC DEBEVOISE	Director	January 30, 2020
Marc DeBevoise

/S/ JEFFREY T. FISHER	Director	January 30, 2020
Jeffrey T. Fisher

/S/ SCOTT A. GENEREUX	Director	January 30, 2020
Scott Genereux

/S/ PATRICIA PARRA HADDEN	Director	January 30, 2020
Patricia Parra Hadden

/S/ DAVID C. PETERSCHMIDT	Director	January 30, 2020
David C. Peterschmidt

LIMELIGHT NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2017:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$843	949	14	668	$1,138
Deferred tax asset valuation allowance	$84,226	(25,508)	—	—	$58,718
Year ended December 31, 2018:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,138	902	10	1,051	$999
Deferred tax asset valuation allowance	$58,718	(1,569)	—	—	$57,149
Year ended December 31, 2019:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$999	1,793	(80)	1,569	$1,143
Deferred tax asset valuation allowance	$57,149	2,430	—	—	$59,579