Form 10-Q
period 2020-03-31
Limelight Networks, Inc.
filed 2020-04-24
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of April 17, 2020: 119,658,684 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2020

Special Note Regarding Forward-Looking Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:

•	our beliefs regarding delivery traffic growth trends and demand for digital content and edge services;

•	our expectations regarding revenue, costs, expenses, gross margin, non-GAAP earnings per share, Adjusted EBITDA and capital expenditures;

•	our plans regarding investing in our content delivery network, as well as other products and technologies;

•	our beliefs regarding the growth of, and competition within, the content delivery industry;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	our expectations regarding headcount;

•	the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;

•	our plans with respect to investments in marketable securities;

•	our expectations and strategies regarding acquisitions;

•	our estimations regarding taxes and belief regarding our tax reserves;

•	our beliefs regarding the use of Non-GAAP financial measures;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	the sufficiency of and our sources of funding;

•	our beliefs regarding our interest rate risk;

•	our beliefs regarding inflation risks;

•	our beliefs regarding expense and productivity of and competition for our sales force;

•	our beliefs regarding the significance of our large customers;

•	our beliefs regarding the impact of health epidemics and pandemics, including the recent outbreak of COVID-19, on our current and potential customers; and

•	our beliefs regarding the impact of health epidemics and pandemics, including the recent outbreak of COVID-19, on our balance sheet, financial condition, and results of operations.
The risks included here are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely affect our business and financial performance. Also, these forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the caption “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (SEC).
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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,421	$18,335
Accounts receivable, net	34,603	34,476
Income taxes receivable	76	82
Prepaid expenses and other current assets	11,205	9,920
Total current assets	67,305	62,813
Property and equipment, net	46,636	46,136
Operating lease right of use assets	12,084	12,842
Marketable securities, less current portion	40	40
Deferred income taxes	1,361	1,319
Goodwill	76,867	77,102
Other assets	8,721	9,117
Total assets	$213,014	$209,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,297	$12,020
Deferred revenue	726	976
Operating lease liability obligations	2,046	2,056
Income taxes payable	170	178
Other current liabilities	18,188	13,398
Total current liabilities	35,427	28,628
Operating lease liability obligations, less current portion	12,983	13,488
Deferred income taxes	262	239
Deferred revenue, less current portion	161	161
Other long-term liabilities	318	316
Total liabilities	49,151	42,832
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 119,642 and 118,368 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	120	118
Additional paid-in capital	534,205	530,285
Accumulated other comprehensive loss	(10,549)	(9,210)
Accumulated deficit	(359,913)	(354,656)
Total stockholders’ equity	163,863	166,537
Total liabilities and stockholders’ equity	$213,014	$209,369
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$57,012	$43,280
Cost of revenue:
Cost of services	31,113	22,941
Depreciation — network	5,150	4,317
Total cost of revenue	36,263	27,258
Gross profit	20,749	16,022
Operating expenses:
General and administrative	7,882	7,535
Sales and marketing	11,894	10,972
Research and development	5,618	5,901
Depreciation and amortization	341	245
Total operating expenses	25,735	24,653
Operating loss	(4,986)	(8,631)
Other income (expense):
Interest expense	(10)	(10)
Interest income	25	212
Other, net	(110)	(6)
Total other income (expense)	(95)	196
Loss before income taxes	(5,081)	(8,435)
Income tax expense	176	124
Net loss	$(5,257)	$(8,559)

Net loss per share:
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)

Weighted average shares used in per share calculation:
Basic	118,964	114,410
Diluted	118,964	114,410

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(5,257)	$(8,559)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	—	29
Foreign exchange translation (loss) gain	(1,339)	347
Other comprehensive (loss) income	(1,339)	376
Comprehensive loss	$(6,596)	$(8,183)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended March 31, 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2019	118,368	$118	$530,285	$(9,210)	$(354,656)	$166,537
Net loss	—	—	—	—	(5,257)	(5,257)
Foreign currency translation adjustment, net of taxes	—	—	—	(1,339)	—	(1,339)
Exercise of common stock options	698	1	2,138	—	—	2,139
Vesting of restricted stock units	876	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(300)	—	(1,515)	—	—	(1,515)
Share-based compensation	—	—	3,298	—	—	3,298
Balance March 31, 2020	119,642	$120	$534,205	$(10,549)	$(359,913)	$163,863
For the Three Months Ended March 31, 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2018	114,246	$114	$513,682	$(10,033)	$(338,612)	$165,151
Net loss	—	—	—	—	(8,559)	(8,559)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	29	—	29
Foreign currency translation adjustment, net of taxes	—	—	—	347	—	347
Exercise of common stock options	5	—	8	—	—	8
Vesting of restricted stock units	928	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(305)	—	(894)	—	—	(894)
Share-based compensation	—	—	3,456	—	—	3,456
Balance March 31, 2019	114,874	$115	$516,251	$(9,657)	$(347,171)	$159,538
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(5,257)	$(8,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,491	4,562
Share-based compensation	5,064	3,456
Foreign currency remeasurement (gain) loss	(397)	10
Deferred income taxes	(44)	(51)
Gain on sale of property and equipment	—	(30)
Accounts receivable charges	158	257
Amortization of premium on marketable securities	—	12
Changes in operating assets and liabilities:
Accounts receivable	(285)	(3,720)
Prepaid expenses and other current assets	(1,433)	(474)
Income taxes receivable	3	(2)
Other assets	626	(1,737)
Accounts payable and other current liabilities	5,892	2,243
Deferred revenue	(250)	(297)
Income taxes payable	2	62
Payments related to litigation, net	—	(1,520)
Other long term liabilities	6	(175)
Net cash provided by (used in) operating activities	9,576	(5,963)
Investing activities
Purchases of marketable securities	—	(9,266)
Sale and maturities of marketable securities	—	12,224
Purchases of property and equipment	(6,863)	(5,018)
Proceeds from sale of property and equipment	—	29
Net cash used in investing activities	(6,863)	(2,031)
Financing activities
Payments of employee tax withholdings related to restricted stock vesting	(1,515)	(894)
Proceeds from employee stock plans	2,138	8
Net cash provided by (used in) financing activities	623	(886)
Effect of exchange rate changes on cash and cash equivalents	(250)	(4)
Net increase (decrease) in cash and cash equivalents	3,086	(8,884)
Cash and cash equivalents, beginning of period	18,335	25,383
Cash and cash equivalents, end of period	$21,421	$16,499
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10	$10
Cash paid during the period for income taxes, net of refunds	$220	$116
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2020
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim periods presented and of a normal recurring nature. This quarterly report on Form 10-Q should be read in conjunction with our audited financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2019. All information is presented in thousands, except per share amounts and where specifically noted.
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
Recent Accounting Standards
Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures and there was no cumulative-effect adjustment required.
In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. We adopted this guidance effective January 1, 2020, using a prospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds to the disclosure requirements on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this updated guidance and delay adoption of the additional disclosures until their effective date. We adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. We adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.
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
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method or the most likely amount method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These customers have entered into contracts with contract terms generally from one to four years. As of March 31, 2020, we have approximately $3,293 of remaining unsatisfied performance obligations. We recognized revenue of approximately $2,154 and $2,700, respectively, during the three months ended March 31, 2020 and 2019, related to these types of contracts with our customers. We expect to recognize approximately 83% of the remaining unsatisfied performance obligations in 2020, approximately 16% in 2021, and approximately 1% in 2022.
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

We apply the straight-line attribution method to recognize compensation costs associated with awards that are not subject to graded vesting.
3. Accounts Receivable, net
Accounts receivable, net include:

	March 31,	December 31,
	2020	2019
Accounts receivable	$35,690	$35,619
Less: credit allowance	(170)	(170)
Less: allowance for doubtful accounts	(917)	(973)
Total accounts receivable, net	$34,603	$34,476
All trade receivables are reported on the Consolidated Balance Sheets at their amortized cost adjusted for any write-offs and net of allowances for credit losses. We maintain an allowance for credit losses, which represents an estimate of expected losses of our receivables considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of our ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses for our trade receivables. For trade receivables, we apply a reserve percentage to the specific age of the receivable to estimate the allowance for doubtful accounts. The reserve percentages are determined based on our historical write-off experience. Determination of the proper amount of allowance requires management to exercise judgment about the timing, frequency and severity of potential credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowance takes into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current economic conditions, estimates for supportable forecasts, when appropriate, and credit risk characteristics.
We evaluate the credit risk of the customer when extending credit based on a combination of various financial and qualitative factors that may affect our customers’ ability to pay. These factors may include the customer’s financial condition, past payment experience, and credit bureau information.
The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the three months ended March 31, 2020:

Three Months Ended
March 31, 2020
Beginning of period	973
Provision for credit losses	158
Write-offs	(214)
End of period	917
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	March 31,	December 31,
	2020	2019
Prepaid bandwidth and backbone	1,633	1,717
VAT receivable	3,304	3,068
Prepaid expenses and insurance	2,916	1,685
Vendor deposits and other	3,352	3,450
Total prepaid expenses and other current assets	$11,205	$9,920

5. Property and Equipment, net
Property and equipment, net include:

	March 31,	December 31,
	2020	2019
Network equipment	$129,226	$126,975
Computer equipment and software	7,521	7,603
Furniture and fixtures	1,901	1,906
Leasehold improvements	7,896	7,888
Other equipment	52	54
Total property and equipment	146,596	144,426
Less: accumulated depreciation	(99,960)	(98,290)
Total property and equipment, net	$46,636	$46,136
Cost of revenue depreciation expense related to property and equipment was approximately $5,150 and $4,317, respectively, for the three months ended March 31, 2020 and 2019, respectively.
Operating expense depreciation and amortization expense related to property and equipment was approximately $341 and $245 for the three months ended March 31, 2020 and 2019, respectively.
6. Other Current Liabilities
Other current liabilities include:

	March 31,	December 31,
	2020	2019
Accrued compensation and benefits	$8,346	$4,918
Accrued cost of revenue	5,071	4,176
Other accrued expenses	4,771	4,304
Total other current liabilities	$18,188	$13,398
7. Line of Credit
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
As of March 31, 2020, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000. We had no outstanding borrowings at December 31, 2019, and we had availability under the Credit Agreement of approximately $20,000.
As of March 31, 2020, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended March 31, 2020 and 2019, there was no interest expense, and fees expense and amortization was $10 and $10, respectively.

Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
We are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of March 31, 2020, we were in compliance with all covenants under the Credit Agreement.
In April 2020, we entered into a Fifth Amendment (Fifth Amendment) to the Credit Agreement with SVB. Under the Fifth Amendment, we extended the final maturity date to November 2, 2022. Our only financial covenant is to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. All other terms and conditions remain the same.
8. Contingencies
Legal Matters
We are subject to various other legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows and accordingly, no legal contingencies were accrued as of March 31, 2020 and December 31, 2019. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
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
9. Net Loss per Share
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

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(5,257)	$(8,559)
Basic weighted average outstanding shares of common stock	118,964	114,410
Basic weighted average outstanding shares of common stock	118,964	114,410
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	—
Diluted weighted average outstanding shares of common stock	118,964	114,410
Basic net loss per share	$(0.04)	$(0.07)
Diluted net loss per share:	$(0.04)	$(0.07)
For the three months ended March 31, 2020 and 2019, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive.

	Three Months Ended March 31,
	2020	2019
Employee stock purchase plan	234	307
Stock options	5,905	2,056
Restricted stock units	1,851	939
	7,990	3,302
10. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the three months ended March 31, 2020 and 2019, respectively, we did not repurchase any shares under the repurchase program. As of March 31, 2020, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of March 31, 2020 was approximately 11,046.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three months ended March 31, 2020 and 2019, we did not issue any shares under the ESPP. As of March 31, 2020, shares reserved for issuance to employees under this plan totaled 4,240, and we held employee contributions of $835 (included in other current liabilities) for future purchases under the ESPP.

Preferred Stock
Our board of directors have authorized the issuance of up to 7,500 shares of preferred stock at March 31, 2020. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of March 31, 2020, the board of directors had not adopted any resolutions for the issuance of preferred stock.
11. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2020, was as follows:

Foreign
Currency
Balance, December 31, 2019	$(9,210)
Other comprehensive loss before reclassifications	(1,339)
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(1,339)
Balance, March 31, 2020	$(10,549)
12. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Share-based compensation expense by type:
Stock options	$1,048	$1,042
Restricted stock units	3,881	2,250
ESPP	135	164
Total share-based compensation expense	$5,064	$3,456
Share-based compensation expense:
Cost of services	$763	$411
General and administrative expense	2,241	2,094
Sales and marketing expense	1,228	484
Research and development expense	832	467
Total share-based compensation expense	$5,064	$3,456
Unrecognized share-based compensation expense totaled approximately $22,741 at March 31, 2020, of which $7,747 related to stock options and $14,994 related to restricted stock units. We currently expect to recognize share-based compensation expense of $9,028 during the remainder of 2020, $8,431 in 2021 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at March 31, 2020.
We have recorded $1,764 of share based compensation expense during the three months ended March 31, 2020 related to restricted stock units expected to be issued as part of our annual corporate bonus plan.
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

The stock for salary program permitted eligible participants to receive 0, 25, 50, 75, or 100% of his or her 2019 salary (including any increases that may occur during the year) in shares of our common stock. On the last trading day of each calendar month, each participant received the number of shares of our common stock determined by dividing (i) 1/12th of his or her enrolled salary by (ii) the trailing 30-day closing average of our common stock, rounded up to the nearest whole share. Once an election was made, it ran for the full year 2019 and was irrevocable, with the program automatically terminating on the earlier to occur of January 1, 2020, or the date upon which our common stock traded on the Nasdaq at $4.00 per share or greater. Participation levels could not be changed after the close of the enrollment period. Once issued, there was no vesting period for the shares. During 2019, our Chief Executive Officer and two of his direct reports elected to participate in the program. Each of the three participants elected to receive 50% of their respective salary in stock. As a result of their participation in the program, we issued 33 shares of common stock and recorded $101 of share based compensation expense during the three months ended March 31, 2019. The salary for stock program terminated on October 17, 2019 as a result of our stock price hitting $4.00 per share on the Nasdaq.
13. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of March 31, 2020.

Right-of-use assets	$12,084

Lease liability obligations, current	$2,046
Lease liability obligations, less current portion	12,983
Total lease liability obligations	$15,029

Weighted-average remaining lease term	8.35 years

Weighted-average discount rate	5.00%
During the three months ended March 31, 2020, we recognized approximately $804 in operating lease costs. Operating lease costs of $131 are included in cost of revenue, and $673 are included in operating expenses in our consolidated statement of operations. During the three months ended March 31, 2020, cash paid for operating leases was approximately $493.
During the three months ended March 31, 2019, we recognized approximately $966 in operating lease costs. Operating lease costs of $144 are included in cost of revenue, and $822 are included in operating expenses in our consolidated statement of operations. During the three months ended March 31, 2019, cash paid for operating leases was approximately $589.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2020, are as follows:

Remainder of 2020	$1,930
2021	3,039
2022	2,212
2023	1,739
2024	1,441
Thereafter	8,269
Total minimum payments	18,630
Less: amount representing interest	3,601
Total	$15,029

Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of March 31, 2020:

Remainder of 2020	$24,682
2021	14,615
2022	3,471
2023	1,458
2024	344
Thereafter	—
Total minimum payments	$44,570
14. Concentrations
During the three months ended March 31, 2020, we had two customers, Amazon and Sony, who each represented 10% or more of our total revenue. During the three months ended March 31, 2019, we had one customer, Amazon, who represented 10% or more of our total revenue.
Revenue from customers located within the United States, our country of domicile, was $34,018 for the three months ended March 31, 2020, compared to $23,976 for the three months ended March 31, 2019.
During the three months ended March 31, 2020 and 2019, respectively, based on customer location, we had three countries, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenue.
15. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended March 31, 2020 and 2019, was $176 and $124, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2017 through 2019 remain subject to examination by federal tax authorities. Tax years 2016 through 2019 generally remain subject to examination by state tax authorities. As of March 31, 2020, we are not under any federal or state examination for income taxes.
For the three months ended March 31, 2020 and 2019, respectively, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (GILTI) as a result of our net operating loss carryforwards (NOL) and valuation allowance position. We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We are currently evaluating the impact of the CARES Act, but at present do not expect that the NOL carryback provision of the CARES Act would result in a cash benefit to us.
16. Segment Reporting and Geographic Areas
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
Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended March 31,
	2020		2019
Americas	$34,715	61%	$25,035	58%
EMEA	9,560	17%	7,265	17%
Asia Pacific	12,737	22%	10,980	25%
Total revenue	$57,012	100%	$43,280	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended March 31,
Country / Region	2020	2019
United States / Americas	$34,018	$23,976
United Kingdom / EMEA	$7,594	$5,129
Japan / Asia Pacific	$8,222	$5,823
The following table sets forth long-lived assets by geographic area in which the assets are located:

	March 31,	December 31,
	2020	2019
Americas	$33,987	$33,450
International	12,649	12,686
Total long-lived assets	$46,636	$46,136

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019, included in Part II of our annual report on Form 10-K, as filed with the SEC, on January 30, 2020.
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
Our delivery services represented approximately 80% of our total revenue during the three months ended March 31, 2020. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
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
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously review our capacity needs and work to optimize our data center footprint. During 2019, we increased our network capacity by more than 100% to over 60 terabits per second through software enhancements and hardware additions. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 610 at December 31, 2019, to 616 as of March 31, 2020.
The change in everyday behavior caused by the novel coronavirus COVID-19 pandemic has changed people’s viewing habits and created new patterns in daily usage worldwide. This has included a greater consumption of content online, such as movies and television shows, news, and video games. As a result, we have seen an increase in customer traffic during the latter half of March, and we believe that traffic will remain elevated while the isolation mandates across the globe remain. Nevertheless, there is uncertainty about the impact on traffic levels when the isolation mandates are lifted, workers return to their places of employment, and warmer weather draws people outside.
Our business is dependent on providing our customers with fast, efficient, and reliable distribution of content delivery and digital asset management services over the Internet every minute of every day. Because of this, we operate a globally distributed network in close to 140 data centers with services that are available 24 hours a day, seven days a week, and 365 days a year. Our network is fully redundant and includes extensive diversity through data center and telecommunication suppliers within and across regions. In response to the outbreak of COVID-19, we took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices, and canceling participation in various industry events. We have been in constant communication with our business-critical partners and are frequently reassured that, like us, they have activated their pandemic response plans to ensure service continuity. We also have initiated conversations with various ISPs to understand their pain points and how we can manage our traffic to better alleviate congestion.
We may see a slowing in our collections of outstanding accounts receivable from some of our customers, and we could experience logistics challenges in some parts of the world that may cause delays in updating or expanding our network. While it is difficult to predict what the world will look like when this pandemic has run its course, we currently do not expect the

COVID-19 pandemic to have a material impact on our balance sheet, financial condition, and results of operations, nor do we expect any impairment of goodwill, long-lived assets or right of use assets. There has been no impact to our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.
The following table summarizes our revenue, costs and expenses for the three months ended March 31, 2020 and 2019 (in thousands of dollars and as a percentage of total revenue).

	Three Months Ended March 31,
	2020		2019
Revenue	$57,012	100.0%	$43,280	100.0%
Cost of revenue	36,263	63.6%	27,258	63.0%
Gross profit	20,749	36.4%	16,022	37.0%
Operating expenses	25,735	45.1%	24,653	57.0%
Operating loss	(4,986)	(8.7)%	(8,631)	(19.9)%
Total other income (expense)	(95)	(0.2)%	196	0.5%
Loss before income taxes	(5,081)	(8.9)%	(8,435)	(19.5)%
Income tax expense	176	0.3%	124	0.3%
Net loss	$(5,257)	(9.2)%	$(8,559)	(19.8)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net income (loss), adjusted to exclude share-based compensation. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net income (loss), adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude share-based compensation. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our April 23, 2020, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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
Reconciliation of U.S. GAAP Net Income (Loss) to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,	Dec. 31,	March 31,
	2020	2019	2019
U.S. GAAP net (loss) income	$(5,257)	$2,458	$(8,559)
Share-based compensation	5,064	3,315	3,456
Non-GAAP net (loss) income	$(193)	$5,773	$(5,103)
Reconciliation of U.S. GAAP Net Income (Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended
	March 31,	Dec. 31,	March 31,
	2020	2019	2019
U.S. GAAP net (loss) income	$(5,257)	$2,458	$(8,559)
Depreciation and amortization	5,491	5,616	4,562
Interest expense	10	45	10
Interest and other (income) expense	85	(194)	(206)
Income tax expense	176	206	124
EBITDA	$505	$8,131	$(4,069)
Share-based compensation	5,064	3,315	3,456
Adjusted EBITDA	$5,569	$11,446	$(613)
Critical Accounting Policies and Estimates
Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. During the three months ended March 31, 2020, there have been no other significant changes in our critical accounting policies and estimates.

Results of Operations
Revenue
We derive revenue primarily from the sale of our digital content delivery, video delivery, cloud security, edge compute and origin storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
The following table reflects our revenue for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

	Three Months Ended March 31,
			$	%
	2020	2019	Change	Change
Revenue	$57,012	$43,280	$13,732	32%
Our revenue increased during the three months ended March 31, 2020, versus the comparable 2019 period due to a significant increase in volumes driven by increased demand for primarily our content delivery services. During the three months ended March 31, 2020, we experienced a decrease in average selling price versus the comparable 2019 periods as a result of continuous pricing compression, which is common within our industry.
Our active customers worldwide decreased to 573 as of March 31, 2020, compared to 643 as of March 31, 2019. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
During the three months ended March 31, 2020 and 2019, sales to our top 20 customers accounted for approximately 77% and 70%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
During the three months ended March 31, 2020, we had two customers, Amazon and Sony, who each represented 10% or more of our total revenue. During the three months ended March 31, 2019, we had one customer, Amazon, who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2020		2019
Americas	$34,715	61%	$25,035	58%
EMEA	9,560	17%	7,265	17%
Asia Pacific	12,737	22%	10,980	25%
Total revenue	$57,012	100%	$43,280	100%
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

Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2020		2019
Bandwidth and co-location fees	$20,542	36.0%	$15,128	35.0%
Depreciation - network	5,150	9.0%	4,317	10.0%
Payroll and related employee costs	4,814	8.4%	4,154	9.6%
Share-based compensation	763	1.3%	411	0.9%
Other costs	4,994	8.8%	3,248	7.5%
Total cost of revenue	$36,263	63.6%	$27,258	63.0%
Our cost of revenue increased in both aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2020, versus the comparable 2019 period. The changes in cost of revenue were primarily a result of the following:

•
Bandwidth expenses increased in aggregate dollars due to higher transit fees and increased peering costs, resulting from increased traffic on our network and our continued expansion in existing, as well as new geographies.

•	Our co-location costs increased in aggregate dollars primarily due to our expansion in existing, as well as new geographies.

•	Depreciation expense increased due to increased capital expenditures during 2019.

•	Payroll and related employee costs increased as a result of additional network operations and professional services personnel.

•	Other costs increased primarily due to an increase in international re-seller costs.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2020		2019
Payroll and related employee costs	$3,215	5.6%	$2,949	6.8%
Professional fees and outside services	757	1.3%	882	2.0%
Share-based compensation	2,241	3.9%	2,094	4.8%
Other costs	1,669	2.9%	1,610	3.7%
Total general and administrative	$7,882	13.8%	$7,535	17.4%
Our general and administrative expense increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended March 31, 2020, versus the comparable 2019 period.
The increase in aggregate dollars for the three months ended March 31, 2020, versus the comparable 2019 period was primarily driven by increased payroll and related employee costs and share-based compensation as a result of increased variable compensation.
We expect our general and administrative expenses for 2020 to increase slightly in aggregate dollars and as a percentage of total revenue due to expected changes in variable compensation.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2020		2019
Payroll and related employee costs	$8,195	14.4%	$7,993	18.5%
Share-based compensation	1,228	2.2%	484	1.1%
Marketing programs	470	0.8%	487	1.1%
Other costs	2,001	3.5%	2,008	4.6%
Total sales and marketing	$11,894	20.9%	$10,972	25.4%
Our sales and marketing expense increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended March 31, 2020, versus the comparable 2019 period.
The increase in aggregate dollars for the three months ended March 31, 2020, versus the comparable 2019 period was primarily as a result of the following:

•	Increased payroll and related employee costs due to increased sales personnel.

•	Increased share-based compensation primarily due to future variable compensation that will be paid in restricted stock units.
These increases were partially offset by slight decrease in marketing programs.
We expect our sales and marketing expenses for 2020 to remain consistent throughout the year.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2020		2019
Payroll and related employee costs	$3,595	6.3%	$4,320	10.0%
Share-based compensation	832	1.5%	467	1.1%
Other costs	1,191	2.1%	1,114	2.6%
Total research and development	$5,618	9.9%	$5,901	13.6%
Our research and development expense decreased in both aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2020, versus the comparable 2019 period. The decrease in aggregate dollars was primarily due to a decrease in payroll and related employee costs due to lower salary expense and lower variable compensation. This decrease was partially offset by an increase in share-based compensation primarily due to future variable compensation that will be paid in restricted stock units.
We expect our research and development expenses for 2020 to remain consistent throughout the year.
Depreciation and Amortization (Operating Expenses)
Depreciation and amortization expense was $341, or 0.6% of revenue, for the three months ended March 31, 2020, versus $245, or 0.6% of revenue, for the comparable 2019 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
Interest expense was $10 for the three months ended March 31, 2020, versus $10 for the comparable 2019 period. Interest expense is inclusive of fees associated with the Fourth Amendment to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015.

Interest Income
Interest income was $25 for the three months ended March 31, 2020, versus $212 for the comparable 2019 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other expense was $110 for the three months ended March 31, 2020, versus other expense of $6 for the comparable 2019 period. For the three months ended March 31, 2020 and 2019, respectively, other income/expense consisted primarily of foreign currency transaction gains and losses and the gain/loss on sale of fixed assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three months ended March 31, 2020, was $176 versus $124 for the comparable 2019 period. Income tax expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We are currently evaluating the impact of the CARES Act, but at present do not expect that the NOL carryback provision of the CARES Act would result in a cash benefit to us.
Liquidity and Capital Resources
As of March 31, 2020, our cash, cash equivalents and marketable securities classified as current totaled $21,421. Included in this amount is approximately $5,139 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled "Risk Factors". However, we believe that our existing cash, cash equivalents and marketable securities, and available borrowing capacity will be sufficient to meet our anticipated cash needs for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.
The major components of changes in cash flows for the three months ended March 31, 2020 and 2019, are discussed in the following paragraphs.
Operating Activities
Net cash provided by operating activities was $9,576 for the three months ended March 31, 2020, versus net cash used in operating activities of $5,963 for the comparable 2019 period, an increase of $15,539. Changes in operating assets and liabilities of $4,561 during the three months ended March 31, 2020, versus $(5,620) in the comparable 2019 period were primarily due to:

•	accounts receivable increased $285 during the three months ended March 31, 2020, as a result of timing of collections as compared to a $3,720 increase in the comparable 2019 period;

•
prepaid expenses and other current assets increased $1,433 during the three months ended March 31, 2020, due to an increase in prepaid expenses and insurance, and VAT receivable, offset by the amortization of prepaid bandwidth and backbone expenses, compared to a $474 increase in the comparable 2019 period;

•
accounts payable and other current liabilities increased $5,892 during the three months ended March 31, 2020, versus an increase of $2,243 for the comparable 2019 period due to timing of variable compensation and vendor payments; and

•	net payments for provision for litigation decreased $1,520 as a result of our final payments to Akamai.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2020 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $6,863 for the three months ended March 31, 2020, versus net cash used in investing activities of $2,031 for the comparable 2019 period. Net cash used in investing activities was primarily related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. We could experience logistics challenges in some parts of the world that may cause delays in updating or expanding our network. During the three months ended March 31, 2020, we made capital expenditures of $6,863 which represented approximately 12% of our total revenue. We currently expect capital expenditures in 2020 to be approximately $25 to $30 million, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash provided by financing activities was $623 for the three months ended March 31, 2020, versus net cash used in financing activities of $886 for the comparable 2019 period. Net cash provided by financing activities in the three months ended March 31, 2020, primarily relates to cash received from the exercise of stock options and our employee stock purchase plan of $2,138, offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,515.
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
As of March 31, 2020, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate.  As of March 31, 2020, and December 31, 2019, respectively, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000.
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
We are required to maintain a minimum liquidity of $10,000 at all times, measured quarterly, with a minimum of $5,000 of the $10,000 in cash at SVB. In addition, we are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of March 31, 2020, we were in compliance with all covenants under the Credit Agreement.
For a more detailed discussion regarding our Credit Agreement and Fourth Amendment, please refer to Note 7 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
In April 2020, we entered into a Fifth Amendment (Fifth Amendment) to the Loan and Security Agreement with Silicon Valley Bank originally entered into in November 2015. Under the Fifth Amendment, we extended the final maturity date to November 2, 2022. Our only financial covenant is to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. All other terms and conditions remain the same.
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the three months ended March 31, 2020 and 2019, respectively, we did not repurchase any shares under the repurchase program. As of March 31, 2020, there remained $21,200 under this share repurchase program.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for right-of-use (ROU) assets, primarily office facilities and purchase commitments for bandwidth, and computer rack space. These commitments expire on various dates ranging from 2020 to 2030. We expect that the growth of our business will require us to continue to add to and increase our ROU assets and long-term commitments in 2020 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
The following table presents our contractual obligations and commercial commitments, as of March 31, 2020, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$30,004	$21,715	$7,924	$365	$—
Rack space commitments	14,566	7,829	5,835	902	—
Total purchase commitments	44,570	29,544	13,759	1,267	—
Right-of-use assets and other operating leases	18,735	2,861	4,907	3,055	7,912
Total commitments	$63,305	$32,405	$18,666	$4,322	$7,912
Off Balance Sheet Arrangements
As of March 31, 2020, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit is at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of March 31, 2020, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2019, would have been higher by approximately $3,049, and our net loss for the three months ended March 31, 2020, would have been higher by approximately $985. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended March 31, 2020 and 2019, sales to our top 20 customers accounted for approximately 77% and 70%, respectively, of our total revenue. During the three months ended March 31, 2020, we had two customers, Amazon and Sony, who each represented more than 10% of our total revenue. During the three months ended March 31, 2019, we had one customer, Amazon, who represented more than 10% of our total revenue.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 8 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
Our primary competitors for our content delivery services include Akamai, CenturyLink, Amazon, CDNetworks, Fastly, StackPath, and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly, as a result of the growth in the content delivery market. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which customers typically can switch among content delivery service providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.
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
Any unplanned interruption or degradation in the functioning or availability of our network or services, or attacks on or disruptions to our internal information technology systems, could lead to increased costs, a significant decline in our revenue, and harm to our reputation.

Our business is dependent on providing our customers with fast, efficient, and reliable distribution of content delivery and digital asset management services over the Internet every minute of every day. Our services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity or access, failure of our software or global network infrastructure and power losses. In addition, we deploy our servers in third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services.
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
Any material interruption or degradation in the functioning of our services for any reason could reduce our revenue, harm our reputation with existing and potential customers, and thus adversely impact our business and results of operations. This is true even if such interruption or degradation was for a relatively short period of time, but occurred during the streaming of a significant live event, launch by a customer of a new streaming service, or the launch of a new video-on-demand offering.
We have a history of losses and we may not achieve or maintain profitability in the future.
We incur significant expenses in developing our technology and maintaining and expanding our network. We also incur significant share-based compensation expense and have incurred (and may in the future incur) significant costs associated with litigation.  Accordingly, we may not be able to achieve or maintain profitability for the foreseeable future.
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
A significant portion of our revenue is derived collectively from our video delivery services, cloud security, edge compute, and origin storage services. These services tend to have higher gross margins than our content delivery services. We may not be able to achieve the growth rates in revenue from such services that we or our investors expect or have experienced in the past. If we are unable to achieve the growth rates in revenue that we expect for these service offerings, our revenue and operating results could be significantly and negatively affected.
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
We have been involved in multiple intellectual property lawsuits in the past (see discussion of such lawsuits in Note 8 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q). We are from time to time party to other lawsuits. The outcome of all litigation is inherently unpredictable. The expenses of defending these lawsuits, particularly fees paid to our lawyers and expert consultants, have been significant to date. If the cost of prosecuting or defending current or future lawsuits continues to be significant, it may continue to adversely affect our operating results during the pendency of such lawsuits. Lawsuits also require a diversion of management and technical personnel time and attention away from other activities to pursue the defense or prosecution of such matters. In addition, adverse rulings in such lawsuits either alone or cumulatively may have an adverse impact on our revenue, expenses, market share, reputation, liquidity and financial condition.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the three months ended March 31, 2020, sales to our top 20 customers accounted for approximately 77% of our total revenue. During the three months ended March 31, 2020, we had two customers, Amazon and Sony, who each represented 10% or more of our total revenue.
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
Customers, potential customers or third parties may develop technological or business model innovations that address digital delivery requirements in a manner that is, or is perceived to be, equivalent or superior to our service offerings. This is particularly true as our customers increase their operations and begin expending greater resources on delivering their content using third party solutions. If we fail to offer content delivery, video content management, edge services, and other related services that are competitive to in-sourced solutions, we may lose additional customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.
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
Because the proliferation of broadband Internet connections and the subsequent monetization of content libraries for distribution to Internet users are relatively recent phenomena, many of our customers’ business models that center on the delivery of rich media and other content to users remain unproven. Some of our customers will not be successful in selling advertising, subscriptions, or otherwise monetizing the content we deliver on their behalf and consequently may not be successful in creating a profitable business model. This will result in some of our customers discontinuing their Internet or web-based business operations and discontinuing use of our services and solutions. Further, any deterioration and related uncertainty in the global financial markets and economy such as that caused by the COVID-19 pandemic, could result in, among other things, reductions in available capital and liquidity from banks and other providers of credit, fluctuations in equity and currency values worldwide, and concerns that portions of the worldwide economy may be in a prolonged recessionary period. In addition, to the extent the COVID-19 pandemic adversely affects the global financial markets and economy, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our need to raise additional capital to support our operations and to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness. Any one or more of these occurrences could materially adversely impact our customers’ access to capital or willingness to spend capital on our services or, in some cases, ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws or simply go out of business. This uncertainty may also impact our customers’ levels of cash liquidity, which could affect their ability or willingness to timely pay for services that they will order or have already ordered from us. From time to time we discontinue service to customers for non-payment of services. We expect further customers may discontinue operations or not be willing or able to pay for services that they have ordered from us. Further loss of customers may adversely affect our financial results.
The effects of the recent COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. For example, in response to the outbreak of COVID-19, we activated our pandemic response plan and took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices, and canceling participation in various industry events.

This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease consumer spending, adversely affect demand for our technology and services, cause one or more of our customers and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers, impact expected spending from new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition.
Further, the sales cycle for a new customer of our technology and services could lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and expect to face difficulty accurately predicting our internal financial forecasts. The outbreak also presents challenges as our workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time.
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

•
general economic, industry and market conditions (such as fluctuations experienced in the stock and credit markets during times of deteriorated global economic conditions or during an outbreak of an epidemic or pandemic, such as the recent COVID-19 outbreak) and those conditions specific to Internet usage;

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
As of March 31, 2020, we had a goodwill balance of approximately $76,867, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
We have operations in numerous foreign countries and may continue to expand our sales and support organizations internationally. As part of our business strategy, we intend to expand our international network infrastructure. Expansion could require us to make significant expenditures, including the hiring of local employees or resources, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include, but are not limited to:

•	increased expenses associated with sales and marketing, deploying services and maintaining our infrastructure in foreign countries;

•	competition from local content delivery service providers, many of which are very well positioned within their local markets;

•	challenges caused by distance, language, and cultural differences;

•	unexpected changes in regulatory requirements preventing or limiting us from operating our global network or resulting in unanticipated costs and delays;

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
We have incurred, and will continue to incur, significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
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
The trading prices of our common stock and the securities of technology companies generally have been highly volatile. Factors affecting the trading price of our common stock will include:
•variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	commencement or resolution of, our involvement in and uncertainties arising from litigation;
•recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	if we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants);
•developments or disputes concerning our intellectual property or other proprietary rights;
•the gain or loss of significant customers;

•	market conditions in our industry, the industries of our customers and the economy as a whole, including the economic impact of the COVID-19 pandemic; and
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.02	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.15.04	Fifth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated April 22, 2020.					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.INS	XBRL INSTANCE DOCUMENT					X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X
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

LIMELIGHT NETWORKS, INC.

Date:	April 24, 2020	By:	/s/ SAJID MALHOTRA
Sajid Malhotra Chief Financial Officer (Principal Financial Officer)