Form 10-Q
period 2020-06-30
Limelight Networks, Inc.
filed 2020-07-20
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of July 13, 2020: 122,072,457 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2020

Special Note Regarding Forward-Looking Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:
•our beliefs regarding delivery traffic growth trends and demand for digital content and edge services;
•our expectations regarding revenue, costs, expenses, gross margin, non-GAAP earnings per share, Adjusted EBITDA and capital expenditures;
•our plans regarding investing in our content delivery network, as well as other products and technologies;
•our beliefs regarding the growth of, and competition within, the content delivery industry;
•our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;
•our expectations regarding headcount;
•the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;
•our plans with respect to investments in marketable securities;
•our expectations and strategies regarding acquisitions;
•our estimations regarding taxes and belief regarding our tax reserves;
•our beliefs regarding the use of Non-GAAP financial measures;
•our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;
•the sufficiency of and our sources of funding;
•our beliefs regarding our interest rate risk;
•our beliefs regarding inflation risks;
•our beliefs regarding expense and productivity of and competition for our sales force;
•our beliefs regarding the significance of our large customers;
•our beliefs regarding the impact of health epidemics and pandemics, including the recent outbreak of COVID-19, on our current and potential customers; and
•our beliefs regarding the impact of health epidemics and pandemics, including the recent outbreak of COVID-19, on our balance sheet, financial condition, and results of operations.
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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,200	$18,335
Accounts receivable, net	45,246	34,476
Income taxes receivable	68	82
Prepaid expenses and other current assets	10,241	9,920
Total current assets	73,755	62,813
Property and equipment, net	48,908	46,136
Operating lease right of use assets	11,449	12,842
Marketable securities, less current portion	40	40
Deferred income taxes	1,328	1,319
Goodwill	77,113	77,102
Other assets	7,915	9,117
Total assets	$220,508	$209,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,004	$12,020
Deferred revenue	934	976
Operating lease liability obligations	2,390	2,056
Income taxes payable	169	178
Other current liabilities	17,028	13,398
Total current liabilities	37,525	28,628
Operating lease liability obligations, less current portion	12,316	13,488
Deferred income taxes	283	239
Deferred revenue, less current portion	265	161
Other long-term liabilities	304	316
Total liabilities	50,693	42,832
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 121,692 and 118,368 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	122	118
Additional paid-in capital	541,363	530,285
Accumulated other comprehensive loss	(10,031)	(9,210)
Accumulated deficit	(361,639)	(354,656)
Total stockholders’ equity	169,815	166,537
Total liabilities and stockholders’ equity	$220,508	$209,369
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$58,546	$45,904	$115,558	$89,184
Cost of revenue:
Cost of services	29,389	22,769	60,502	45,710
Depreciation — network	5,360	4,628	10,510	8,944
Total cost of revenue	34,749	27,397	71,012	54,654
Gross profit	23,797	18,507	44,546	34,530
Operating expenses:
General and administrative	8,187	8,340	16,069	15,875
Sales and marketing	10,929	10,994	22,823	21,966
Research and development	5,572	6,013	11,189	11,915
Depreciation and amortization	323	127	665	372
Total operating expenses	25,011	25,474	50,746	50,128
Operating loss	(1,214)	(6,967)	(6,200)	(15,598)
Other income (expense):
Interest expense	(71)	(10)	(82)	(20)
Interest income	6	110	31	321
Other, net	(312)	(70)	(421)	(76)
Total other (expense) income	(377)	30	(472)	225
Loss before income taxes	(1,591)	(6,937)	(6,672)	(15,373)
Income tax expense	136	255	311	378
Net loss	$(1,727)	$(7,192)	$(6,983)	$(15,751)

Net loss per share:
Basic	$(0.01)	$(0.06)	$(0.06)	$(0.14)
Diluted	$(0.01)	$(0.06)	$(0.06)	$(0.14)

Weighted average shares used in per share calculation:
Basic	120,230	115,275	119,597	114,843
Diluted	120,230	115,275	119,597	114,843

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(1,727)	$(7,192)	$(6,983)	$(15,751)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	—	8	—	37
Foreign currency translation (loss) gain	518	166	(821)	513
Other comprehensive income (loss)	518	174	(821)	550
Comprehensive loss	$(1,209)	$(7,018)	$(7,804)	$(15,201)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended June 30, 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance March 31, 2020	119,642	$120	$534,205	$(10,549)	$(359,912)	$163,864
Net loss	—	—	—	—	(1,727)	(1,727)
Foreign currency translation adjustment, net of taxes	—	—	—	518	—	518
Exercise of common stock options	1,162	1	2,871	—	—	2,872
Vesting of restricted stock units	869	1	6	—	—	7
Restricted stock units surrendered in lieu of withholding taxes	(281)	—	(1,430)	—	—	(1,430)
Issuance of common stock under employee stock purchase plan	300	—	1,074	—	—	1,074
Share-based compensation	—	—	4,637	—	—	4,637
Balance June 30, 2020	121,692	$122	$541,363	$(10,031)	$(361,639)	$169,815

For the Three Months Ended June 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance March 31, 2019	114,874	$115	$516,251	$(9,657)	$(347,171)	$159,538
Net loss	—	—	—	—	(7,192)	(7,192)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	8	—	8
Foreign currency translation adjustment, net of taxes	—	—	—	166	—	166
Vesting of restricted stock units	638	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(201)	—	(619)	—	—	(619)
Issuance of common stock under employee stock purchase plan	449	—	1,095	—	—	1,095
Share-based compensation	—	—	3,649	—	—	3,649
Balance June 30, 2019	115,760	$116	$520,375	$(9,483)	$(354,363)	$156,645

For the Six Months Ended June 30, 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2019	118,368	$118	$530,285	$(9,210)	$(354,656)	$166,537
Net loss	—	—	—	—	(6,983)	(6,983)
Foreign currency translation adjustment, net of taxes	—	—	—	(821)	—	(821)
Exercise of common stock options	1,860	2	5,009	—	—	5,011
Vesting of restricted stock units	1,745	2	5	—	—	7
Restricted stock units surrendered in lieu of withholding taxes	(581)	—	(2,945)	—	—	(2,945)
Issuance of common stock under employee stock purchase plan	300	—	1,074	—	—	1,074
Share-based compensation	—	—	7,935	—	—	7,935
Balance June 30, 2020	121,692	$122	$541,363	$(10,031)	$(361,639)	$169,815

For the Six Months Ended June 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2018	114,246	114	513,682	(10,033)	(338,612)	165,151
Net loss	—	—	—	—	(15,751)	(15,751)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	37	—	37
Foreign currency translation adjustment, net of taxes	—	—	—	513	—	513
Exercise of common stock options	5	—	8	—	—	8
Vesting of restricted stock units	1,566	2	(2)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(506)	—	(1,513)	—	—	(1,513)
Issuance of common stock under employee stock purchase plan	449	—	1,095	—	—	1,095
Share-based compensation	—	—	7,105	—	—	7,105
Balance June 30, 2019	115,760	116	520,375	(9,483)	(354,363)	156,645

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(6,983)	$(15,751)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,175	9,316
Share-based compensation	10,315	7,105
Foreign currency remeasurement gain	(140)	(125)
Deferred income taxes	15	31
Gain on sale of property and equipment	—	(51)
Accounts receivable charges	313	694
Amortization of premium on marketable securities	—	20
Changes in operating assets and liabilities:
Accounts receivable	(11,083)	(5,751)
Prepaid expenses and other current assets	(447)	108
Income taxes receivable	13	(2)
Other assets	1,747	(3,422)
Accounts payable and other current liabilities	6,937	6,473
Deferred revenue	63	(445)
Income taxes payable	2	143
Payments related to litigation, net	—	(3,040)
Other long term liabilities	(11)	(152)
Net cash provided by (used in) operating activities	11,916	(4,849)
Investing activities
Purchases of marketable securities	—	(10,279)
Sale and maturities of marketable securities	—	31,153
Purchases of property and equipment	(14,948)	(16,474)
Proceeds from sale of property and equipment	—	46
Net cash used in investing activities	(14,948)	4,446
Financing activities
Payments of employee tax withholdings related to restricted stock vesting	(2,945)	(1,513)
Proceeds from employee stock plans	6,092	1,103
Net cash provided by (used in) financing activities	3,147	(410)
Effect of exchange rate changes on cash and cash equivalents	(250)	128
Net decrease in cash and cash equivalents	(135)	(685)
Cash and cash equivalents, beginning of period	18,335	25,383
Cash and cash equivalents, end of period	$18,200	$24,698
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$82	$20
Cash paid during the period for income taxes, net of refunds	$261	$213

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2020
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
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method or the most likely amount method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These customers have entered into contracts with contract terms generally from one to four years. As of June 30, 2020, we have approximately $4,372 of remaining unsatisfied performance obligations. We recognized revenue of approximately $1,943 and $2,500, respectively, during the three months ended June 30, 2020 and 2019, related to these types of contracts with our customers. During the six months ended June 30, 2020 and 2019, we recognized approximately $4,097 and $5,200, respectively. We expect to recognize approximately 60% of the remaining unsatisfied performance obligations in 2020, approximately 34% in 2021, and approximately 6% in 2022.
3. Accounts Receivable, net
        Accounts receivable, net include:

	June 30,	December 31,
	2020	2019
Accounts receivable	$46,254	$35,619
Less: credit allowance	(170)	(170)
Less: allowance for doubtful accounts	(838)	(973)
Total accounts receivable, net	$45,246	$34,476
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
        The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the six months ended June 30, 2020:

Six Months Ended
June 30, 2020
Beginning of period	973
Provision for credit losses	313
Write-offs	(448)
End of period	838
4. Prepaid Expenses and Other Current Assets
        Prepaid expenses and other current assets include:

	June 30,	December 31,
	2020	2019
Prepaid bandwidth and backbone	1,553	1,717
VAT receivable	3,096	3,068
Prepaid expenses and insurance	2,208	1,685
Vendor deposits and other	3,384	3,450
Total prepaid expenses and other current assets	$10,241	$9,920
5. Property and Equipment, net
        Property and equipment, net include:

	June 30,	December 31,
	2020	2019
Network equipment	$132,298	$126,975
Computer equipment and software	7,307	7,603
Furniture and fixtures	1,893	1,906
Leasehold improvements	7,925	7,888
Other equipment	31	54
Total property and equipment	149,454	144,426
Less: accumulated depreciation	(100,546)	(98,290)
Total property and equipment, net	$48,908	$46,136
        Cost of revenue depreciation expense related to property and equipment was approximately $5,360 and $4,628, respectively, for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, respectively, cost of revenue depreciation expense related to property and equipment was approximately $10,510 and $8,944, respectively.
        Operating expense depreciation and amortization expense related to property and equipment was approximately $323 and $127, respectively, for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, respectively, operating expense depreciation and amortization expense related to property and equipment was approximately $665 and $372, respectively.
6. Other Current Liabilities
        Other current liabilities include:

	June 30,	December 31,
	2020	2019
Accrued compensation and benefits	$8,832	$4,918
Accrued cost of revenue	4,722	4,176
Other accrued expenses	3,474	4,304
Total other current liabilities	$17,028	$13,398

7. Line of Credit
        In April 2020, we entered into a Fifth Amendment (Fifth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. Under the Fifth Amendment, the maximum principal commitment amount remained at $20,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the extended final maturity date of November 2, 2022.
        As of June 30, 2020, and December 31, 2019, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000.
As of June 30, 2020, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended June 30, 2020 and 2019, there was no interest expense, and fees expense and amortization was $71 and $10, respectively. For the six months ended June 30, 2020 and 2019, there was no interest expense, and fees expense and amortization was $82 and $20, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of the voting stock of each such foreign subsidiary.
        We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of June 30, 2020, we were in compliance with our covenant under the Credit Agreement.
8. Contingencies
Legal Matters
We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows and accordingly, no legal contingencies were accrued as of June 30, 2020 and December 31, 2019. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
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
        The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(1,727)	$(7,192)	$(6,983)	$(15,751)
Basic weighted average outstanding shares of common stock	120,230	115,275	119,597	114,843
Basic weighted average outstanding shares of common stock	120,230	115,275	119,597	114,843
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	—	—	—
Diluted weighted average outstanding shares of common stock	120,230	115,275	119,597	114,843
Basic net loss per share	$(0.01)	$(0.06)	$(0.06)	$(0.14)
Diluted net loss per share:	$(0.01)	$(0.06)	$(0.06)	$(0.14)
        For the three and six months ended June 30, 2020 and 2019, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee stock purchase plan	68	128	68	128
Stock options	6,510	2,425	6,232	2,243
Restricted stock units	1,764	779	1,846	890
	8,342	3,332	8,146	3,261
10. Stockholders’ Equity
Common Stock
        On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the six months ended June 30, 2020 and 2019, we did not repurchase any shares under the repurchase program. As of June 30, 2020, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
        We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated 2007 Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of June 30, 2020 was approximately 10,525.
Employee Stock Purchase Plan
        In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three and six months ended June 30, 2020, we issued 300 shares under the ESPP.

Total cash proceeds from the purchase of shares under the ESPP was approximately $1,075. As of June 30, 2020, shares reserved for issuance to employees under this plan totaled 3,940, and we held employee contributions of $299 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
        Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at June 30, 2020. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of June 30, 2020, the board of directors had not adopted any resolutions for the issuance of preferred stock.
11. Accumulated Other Comprehensive Loss
        Changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2020, was as follows:

Foreign
Currency
Balance, December 31, 2019	$(9,210)
Other comprehensive loss before reclassifications	(821)
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(821)
Balance, June 30, 2020	$(10,031)
12. Share-Based Compensation
        The following table summarizes the components of share-based compensation expense included in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation expense by type:
Stock options	$1,071	$1,044	$2,119	$2,086
Restricted stock units	3,819	2,435	7,700	4,685
ESPP	361	170	496	334
Total share-based compensation expense	$5,251	$3,649	$10,315	$7,105
Share-based compensation expense:
Cost of services	$792	$377	$1,555	$788
General and administrative expense	2,257	2,140	4,498	4,234
Sales and marketing expense	1,322	598	2,550	1,082
Research and development expense	880	534	1,712	1,001
Total share-based compensation expense	$5,251	$3,649	$10,315	$7,105
        Unrecognized share-based compensation expense totaled approximately $21,132 at June 30, 2020, of which $6,871 related to stock options and $14,261 related to restricted stock units. We currently expect to recognize share-based compensation expense of $6,446 during the remainder of 2020, $8,964 in 2021 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at June 30, 2020.
        We have recorded $2,376 of share based compensation expense during the six months ended June 30, 2020, related to restricted stock units issued and expected to be issued as part of our annual corporate bonus plan.
13. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets

We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of June 30, 2020.

Right-of-use assets	$11,449

Lease liability obligations, current	$2,390
Lease liability obligations, less current portion	12,316
Total lease liability obligations	$14,706

Weighted-average remaining lease term	8.3 years

Weighted-average discount rate	5.05%
During the three months ended June 30, 2020, we recognized approximately $794 in operating lease costs. Operating lease costs of $118 are included in cost of revenue, and $676 are included in operating expenses in our consolidated statements of operations. During the three months ended June 30, 2020, cash paid for operating leases was approximately $472. For the six months ended June 30, 2020, we recognized approximately $1,598 in operating lease costs. Operating lease costs of $249 are included in cost of revenue, and $1,349 are included in operating expenses in our consolidated statements of operations. For the six months ended June 30, 2020, cash paid for operating leases was approximately $965.
During the three months ended June 30, 2019, we recognized approximately $977 in operating lease costs. Operating lease costs of $147 are included in cost of revenue, and $830 are included in operating expenses in our consolidated statements of operations. During the three months ended June 30, 2019, cash paid for operating leases was approximately $464. For the six months ended June 30, 2019, we recognized approximately $1,943 in operating lease costs. Operating lease costs of $291 are included in cost of revenue, and $1,652 are included in operating expenses in our consolidated statements of operations. For the six months ended June 30, 2019, cash paid for operating leases was approximately $1,052.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2020, are as follows:

Remainder of 2020	$1,405
2021	3,048
2022	2,217
2023	1,740
2024	1,441
Thereafter	8,269
Total minimum payments	18,120
Less: amount representing interest	3,414
Total	$14,706
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of June 30, 2020:

Remainder of 2020	$20,973
2021	18,880
2022	5,739
2023	2,319
2024	344
Thereafter	—
Total minimum payments	$48,255
14. Concentrations
        During the three and six months ended June 30, 2020, we had two customers, Amazon and Sony, who each represented 10% or more of our total revenue. During the three and six months ended June 30, 2019, we had one customer, Amazon, who represented 10% or more of our total revenue.
        Revenue from customers located within the United States, our country of domicile, was $35,605 for the three months ended June 30, 2020, compared to $28,087 for the three months ended June 30, 2019. For the six months ended June 30, 2020, revenue from customers located within the United States was $69,623, compared to $52,063 for the six months ended June 30, 2019.
        During the three and six months ended June 30, 2020 and 2019, based on customer location, we had three countries, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenue.
15. Income Taxes
        Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended June 30, 2020 and 2019, was $136 and $255, respectively. For the six months ended June 30, 2020 and 2019, income tax expense was $311 and $378, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2017 through 2019 remain subject to examination by federal tax authorities. Tax years 2016 through 2019 generally remain subject to examination by state tax authorities. As of June 30, 2020, we are not under any federal or state examination for income taxes.
For the three and six months ended June 30, 2020 and 2019, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (GILTI) as a result of our net operating loss carryforwards (NOL) and valuation allowance position. We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position.
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
16. Segment Reporting and Geographic Areas
        Our chief operating decision maker (who is our Chief Executive Officer) reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. We operate in one industry segment — content delivery and related services and we operate in three geographic areas — Americas, Europe, Middle East, and Africa (EMEA), and Asia Pacific.
        Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Americas	$36,343	62%	$28,970	63%	$71,058	62%	$54,005	61%
EMEA	9,262	16%	7,282	16%	18,821	16%	14,547	16%
Asia Pacific	12,941	22%	9,652	21%	25,679	22%	20,632	23%
Total revenue	$58,546	100%	$45,904	100%	$115,558	100%	$89,184	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Country / Region	2020	2019	2020	2019
United States / Americas	$35,605	$28,087	$69,623	$52,063
United Kingdom / EMEA	$7,483	$5,285	$15,077	$10,414
Japan / Asia Pacific	$8,326	$5,682	$16,548	$11,505
The following table sets forth long-lived assets by geographic area in which the assets are located:

	June 30,	December 31,
	2020	2019
Americas	$35,064	$33,450
International	13,844	12,686
Total long-lived assets	$48,908	$46,136

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
Prior period information has been modified to conform to current year presentation. All information in this Item 2 is presented in thousands, except per share amounts and customer count and where otherwise specifically noted.
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
Our delivery services represented approximately 82% of our total revenue during the three and six months ended June 30, 2020. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
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
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously review our capacity needs and work to optimize our data center footprint. During 2019, we increased our network capacity by more than 100% to over 70 terabits per second through software enhancements and hardware additions. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 610 as of December 31, 2019, to 627 as of June 30, 2020.
The change in everyday behavior caused by the novel coronavirus COVID-19 pandemic has changed people’s viewing habits and created new patterns in daily usage worldwide. This has included a greater consumption of content online, such as movies and television shows, news, and video games. As a result, we have seen an increase in customer traffic during the three months ended June 30, 2020, and we believe that traffic will remain elevated while the isolation mandates across the globe remain. Nevertheless, there is uncertainty about the impact on traffic levels when the isolation mandates are lifted, workers return to their places of employment, and warmer weather draws people outside.
Our business is dependent on providing our customers with fast, efficient, and reliable distribution of content delivery and digital asset management services over the Internet every minute of every day. Because of this, we operate a globally distributed network in close to 120 data centers with services that are available 24 hours a day, seven days a week, and 365 days a year. Our network is fully redundant and includes extensive diversity through data center and telecommunication suppliers within and across regions. In response to the outbreak of COVID-19, we took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices, and canceling participation in various industry events. We have been in constant communication with our business-critical partners and are frequently reassured that, like us, they have activated their pandemic response plans to ensure service continuity. We also have initiated conversations with various ISPs to understand their pain points and how we can manage our traffic to better alleviate congestion.
        We have seen a slowing in our collections of outstanding accounts receivable from some of our customers, and we are experiencing logistics challenges in some parts of the world that may cause delays in updating or expanding our network. While it is difficult to predict what the world will look like when this pandemic has run its course, we currently do not expect the COVID-19 pandemic to have a material adverse impact on our balance sheet, financial condition, and results of operations, nor do we expect any impairment of goodwill, long-lived assets or right of use assets. There has been no material impact to our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.
        The following table summarizes our revenue, costs, and expenses for the three and six months ended June 30, 2020 and 2019 (in thousands of dollars and as a percentage of total revenue).

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenue	$58,546	100.0%	$45,904	100.0%	$115,558	100.0%	$89,184	100.0%
Cost of revenue	34,749	59.4%	27,397	59.7%	71,012	61.5%	54,654	61.3%
Gross profit	23,797	40.6%	18,507	40.3%	44,546	38.5%	34,530	38.7%
Operating expenses	25,011	42.7%	25,474	55.5%	50,746	43.9%	50,128	56.2%
Operating loss	(1,214)	(2.1)%	(6,967)	(15.2)%	(6,200)	(5.4)%	(15,598)	(17.5)%
Total other income (expense)	(377)	(0.6)%	30	0.1%	(472)	(0.4)%	225	0.3%
Loss before income taxes	(1,591)	(2.7)%	(6,937)	(15.1)%	(6,672)	(5.8)%	(15,373)	(17.2)%
Income tax expense	136	0.2%	255	0.6%	311	0.3%	378	0.4%
Net loss	$(1,727)	(2.9)%	$(7,192)	(15.7)%	$(6,983)	(6.0)%	$(15,751)	(17.7)%
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
In our July 20, 2020, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
•EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•these measures do not reflect changes in, or cash requirements for, our working capital needs;
•Non- GAAP net income (loss) and Adjusted EBITDA do not reflect the cash requirements necessary for litigation costs, including provision for litigation and litigation expenses;
•these measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur;
•these measures do not reflect income taxes or the cash requirements for any tax payments;

•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will be replaced sometime in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;
•while share-based compensation is a component of operating expense, the impact on our financial statements compared to other companies can vary significantly due to such factors as the assumed life of the options and the assumed volatility of our common stock; and
•other companies may calculate Non-GAAP net income (loss), EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
U.S. GAAP net loss	$(1,727)	$(5,257)	$(7,192)	$(6,983)	$(15,751)
Share-based compensation	5,251	5,064	3,649	10,315	7,105
Non-GAAP net income (loss)	$3,524	$(193)	$(3,543)	$3,332	$(8,646)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
U.S. GAAP net loss	$(1,727)	$(5,257)	$(7,192)	$(6,983)	$(15,751)
Depreciation and amortization	5,683	5,491	4,755	11,175	9,316
Interest expense	71	10	10	82	20
Interest and other (income) expense	306	85	(40)	390	(245)
Income tax expense	136	176	255	311	378
EBITDA	$4,469	$505	$(2,212)	$4,975	$(6,282)
Share-based compensation	5,251	5,064	3,649	10,315	7,105
Adjusted EBITDA	$9,720	$5,569	$1,437	$15,290	$823
Critical Accounting Policies and Estimates
        Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. During the six months ended June 30, 2020, there have been no other significant changes in our critical accounting policies and estimates.

Results of Operations
Revenue
We derive revenue primarily from the sale of our digital content delivery, video delivery, cloud security, edge compute and origin storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
        The following table reflects our revenue for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Revenue	$58,546	$45,904	$12,642	28%	$115,558	$89,184	$26,374	30%
        Our revenue increased during the three and six months ended June 30, 2020, versus the comparable 2019 periods due to a significant increase in volumes driven by increased demand for our content delivery services. During the three and six months ended June 30, 2020, we experienced a decrease in average selling price versus the comparable 2019 periods as a result of continuous pricing compression, which is common within our industry.
        Our active customers worldwide decreased to 560 as of June 30, 2020, compared to 621 as of June 30, 2019. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
        During the three months ended June 30, 2020 and 2019, sales to our top 20 customers accounted for approximately 79% and 71%, respectively, of our total revenue. For the six months ended June 30, 2020 and 2019, sales to our top 20 customers accounted for approximately 77% and 68%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
        During the three and six months ended June 30, 2020, we had two customers, Amazon and Sony, who each represented 10% or more of our total revenue. During the three and six months ended June 30, 2019, we had one customer, Amazon, who represented 10% or more of our total revenue.
 Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Americas	$36,343	62%	$28,970	63%	$71,058	62%	$54,005	61%
EMEA	9,262	16%	7,282	16%	18,821	16%	14,547	16%
Asia Pacific	12,941	22%	9,652	21%	25,679	22%	20,632	23%
Total revenue	$58,546	100%	$45,904	100%	$115,558	100%	$89,184	100%
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

        Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Bandwidth and co-location fees	$20,948	35.8%	$15,547	33.9%	$41,490	35.9%	$30,675	34.4%
Depreciation - network	5,360	9.2%	4,628	10.1%	10,510	9.1%	8,944	10.0%
Payroll and related employee costs	4,689	8.0%	4,190	9.1%	9,503	8.2%	8,344	9.4%
Share-based compensation	792	1.4%	377	0.8%	1,555	1.3%	788	0.9%
Other costs	2,960	5.1%	2,655	5.8%	7,954	6.9%	5,903	6.6%
Total cost of revenue	$34,749	59.4%	$27,397	59.7%	$71,012	61.5%	$54,654	61.3%
Our cost of revenue increased in aggregate dollars and remained consistent as a percentage of total revenue for the three and six months ended June 30, 2020, versus the comparable 2019 periods. The changes in cost of revenue were primarily a result of the following:
•Bandwidth expenses increased in aggregate dollars due to higher transit fees and increased peering costs, resulting from increased traffic on our network and our continued expansion in existing, as well as new geographies.
•Our co-location costs increased in aggregate dollars primarily due to our expansion in existing, as well as new geographies.
•Depreciation expense increased due to increased capital expenditures over the last two years.
•Payroll and related employee costs increased as a result of additional network operations and professional services personnel.
•Other costs increased primarily due to an increase in international re-seller costs.
General and Administrative
        General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Payroll and related employee costs	$3,172	5.4%	$2,793	6.1%	$6,387	5.5%	$5,742	6.4%
Professional fees and outside services	1,111	1.9%	1,460	3.2%	1,868	1.6%	2,342	2.6%
Share-based compensation	2,257	3.9%	2,140	4.7%	4,498	3.9%	4,234	4.7%
Other costs	1,647	2.8%	1,947	4.2%	3,316	2.9%	3,557	4.0%
Total general and administrative	$8,187	14.0%	$8,340	18.2%	$16,069	13.9%	$15,875	17.8%
Our general and administrative expense decreased in aggregate dollars and decreased as a percentage of total revenue for the three months ended June 30, 2020, versus the comparable 2019 period. For the six months ended June 30, 2020, our general and administrative expense increased in aggregate dollars and decreased as a percentage of revenue versus the comparable 2019 period.
The decrease in aggregate dollars for the three months ended June 30, 2020, versus the comparable 2019 period was primarily driven by decreased professional fees and services (consulting, accounting, legal) and decreased other costs, which was primarily lower bad debt expense and lower travel and entertainment expenses. These decreases were partially offset by an increase in payroll and related employee costs due to increased general and administrative personnel.
The increase in aggregate dollars for the six months ended June 30, 2020 was primarily related to increased payroll and related employee costs, offset by lower professional fees and services and lower other costs (bad debt expense and travel and entertainment expenses).
        We expect our general and administrative expenses for 2020 to increase slightly in both aggregate dollars and as a percentage of total revenue due to expected changes in variable compensation.

Sales and Marketing
        Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Payroll and related employee costs	$7,823	13.4%	$7,858	17.1%	$16,018	13.9%	$15,852	17.8%
Share-based compensation	1,322	2.3%	598	1.3%	2,550	2.2%	1,082	1.2%
Marketing programs	602	1.0%	639	1.4%	1,071	0.9%	1,126	1.3%
Other costs	1,182	2.0%	1,899	4.1%	3,184	2.8%	3,906	4.4%
Total sales and marketing	$10,929	18.7%	$10,994	23.9%	$22,823	19.8%	$21,966	24.6%
Our sales and marketing expense decreased in aggregate dollars and decreased as a percentage of total revenue for the three months ended June 30, 2020, versus the comparable 2019 period. For the six months ended June 30, 2020, our sales and marketing expense increased in aggregate dollars and decreased as a percentage of revenue versus the comparable 2019 period.
The decrease in aggregate dollars for the three months ended June 30, 2020, versus the comparable 2019 period was primarily driven by decreased other costs (travel and entertainment, facilities, other employee costs), offset by increased share-based compensation primarily due to variable compensation that will be paid in restricted stock units.
The increase in aggregate dollars for the six months ended June 30, 2020 was primarily related to increased share-based compensation primarily due to variable compensation that will be paid in restricted stock units. This increase was partially offset by lower other costs (travel and entertainment and facilities).
        We expect our sales and marketing expenses for 2020 to remain consistent throughout the year.
Research and Development
        Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Payroll and related employee costs	$3,549	6.1%	$4,255	9.3%	$7,144	6.2%	$8,575	9.6%
Share-based compensation	880	1.5%	534	1.2%	1,712	1.5%	1,001	1.1%
Other costs	1,143	2.0%	1,224	2.7%	2,333	2.0%	2,339	2.6%
Total research and development	$5,572	9.5%	$6,013	13.1%	$11,189	9.7%	$11,915	13.4%
        Our research and development expense decreased in both aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2020, versus the comparable 2019 periods. The decrease in aggregate dollars was primarily due to a decrease in payroll and related employee costs due to lower salary expense and lower variable compensation. This decrease was partially offset by an increase in share-based compensation primarily due to variable compensation that will be paid in restricted stock units.
        We expect our research and development expenses for 2020 to remain consistent throughout the year.
Depreciation and Amortization (Operating Expenses)
        Depreciation and amortization expense was $323, or 0.6% of revenue, for the three months ended June 30, 2020, versus $127, or 0.3% of revenue, for the comparable 2019 period. For the six months ended June 30, 2020, depreciation and amortization expense was $665, or 0.6% of revenue versus $372, or 0.4% of revenue, for the comparable 2019 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of intangible assets acquired in business combinations.
Interest Expense
        Interest expense was $71 for the three months ended June 30, 2020, versus $10 for the comparable 2019 period. For the six months ended June 30, 2020, interest expense was $82 versus $20 for the comparable 2019 period. Interest expense is inclusive of fees associated with the Fourth and Fifth Amendment to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015.
Interest Income
Interest income was $6 for the three months ended June 30, 2020, versus $110 for the comparable 2019 period. For the six months ended June 30, 2020, interest income was $31 versus $321 for the comparable 2019 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
        Other expense was $312 for the three months ended June 30, 2020, versus other expense of $70 for the comparable 2019 period. For the six months ended June 30, 2020, other expense was $421 versus $76 for the comparable 2019 period. For the three and six months ended June 30, 2020 and 2019, other income/expense consisted primarily of foreign currency transaction gains and losses and the gain/loss on sale of fixed assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three and six months ended June 30, 2020, was $136 and $311, respectively, versus $255 and $378, respectively, for the comparable 2019 periods. Income tax expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
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
Liquidity and Capital Resources
As of June 30, 2020, our cash, cash equivalents, and marketable securities classified as current totaled $18,200. Included in this amount is approximately $6,041 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
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
The major components of changes in cash flows for the six months ended June 30, 2020 and 2019, are discussed in the following paragraphs.
Operating Activities
        Net cash provided by operating activities was $11,916 for the six months ended June 30, 2020, versus net cash used in operating activities of $4,849 for the comparable 2019 period, an increase of $16,765. Changes in operating assets and liabilities of $(2,779) during the six months ended June 30, 2020, versus $(6,088) in the comparable 2019 period, were primarily due to:
•accounts receivable increased $11,083 during the six months ended June 30, 2020, as a result of timing of collections as compared to a $5,751 increase in the comparable 2019 period;

•prepaid expenses and other current assets increased $447 during the six months ended June 30, 2020, due to an increase in prepaid expenses and insurance, and VAT receivable, offset by the amortization of prepaid bandwidth and backbone expenses, compared to a $108 decrease in the comparable 2019 period;
•accounts payable and other current liabilities increased $6,937 during the six months ended June 30, 2020, versus an increase of $6,473 for the comparable 2019 period due to timing of variable compensation and vendor payments; and
•net payments for provision for litigation decreased $3,040 as a result of our final payments to Akamai Technologies, Inc. during the three months ended June 30, 2019.
        Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2020 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $14,948 for the six months ended June 30, 2020, versus net cash provided by investing activities of $4,446 for the comparable 2019 period. For the six months ended June 30, 2020, net cash used in investing activities was related to capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform. For the six months ended June 30, 2019, net cash provided by investing activities primarily related to cash received from the sale and maturities of marketable securities, offset by cash used for capital expenditures, primarily for servers and network equipment and the purchase of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the six months ended June 30, 2020, we made capital expenditures of $14,948, which represented approximately 13% of our total revenue. We currently expect capital expenditures in 2020 to be approximately $25 to $30 million, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash provided by financing activities was $3,147 for the six months ended June 30, 2020, versus net cash used in financing activities of $410 for the comparable 2019 period. Net cash provided by financing activities in the six months ended June 30, 2020, primarily relates to cash received from the exercise of stock options and our employee stock purchase plan of $6,092, offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $2,945.
Net cash used in financing activities in the six months ended June 30, 2019, primarily relates to the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,513, offset by cash received from the exercise of stock options and our employee stock purchase plan of $1,103.
Line of Credit
        In April 2020, we entered into a Fifth Amendment (Fifth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. Under the Fifth Amendment, the maximum principal commitment amount remained at $20,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the extended final maturity date of November 2, 2022.
        As of June 30, 2020, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate.  As of June 30, 2020, and December 31, 2019, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000.
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
        We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of June 30, 2020, we were in compliance with our covenant under the Credit Agreement.
        For a more detailed discussion regarding our Credit Agreement and Fifth Amendment, please refer to Note 7 "Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Share Repurchases
        On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the six months ended June 30, 2020 and 2019, we did not repurchase any shares under the repurchase program. As of June 30, 2020, there remained $21,200 under this share repurchase program.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for right-of-use (ROU) assets, primarily office facilities, and purchase commitments for bandwidth and computer rack space. These commitments expire on various dates ranging from 2020 to 2030. We expect that the growth of our business will require us to continue to add to and increase our ROU assets and long-term commitments in 2020 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
        The following table presents our contractual obligations and commercial commitments, as of June 30, 2020, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$32,874	$24,054	$8,568	$252	$—
Rack space commitments	15,381	8,961	5,759	661	—
Total purchase commitments	48,255	33,015	14,327	913	—
Right-of-use assets and other operating leases	18,195	3,154	4,547	2,940	7,554
Total commitments	$66,450	$36,169	$18,874	$3,853	$7,554
Off Balance Sheet Arrangements
As of June 30, 2020, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit under the Credit Agreement, as amended, is at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of June 30, 2020, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2019, would have been higher by approximately $3,049, and our net loss for the six months ended June 30, 2020, would have been higher by approximately $2,020. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended June 30, 2020 and 2019, sales to our top 20 customers accounted for approximately 79% and 71%, respectively, of our total revenue. During the three months ended June 30, 2020, we had two customers, Amazon and Sony, who each represented more than 10% of our total revenue. During the three months ended June 30, 2019, we had one customer, Amazon, who represented more than 10% of our total revenue.
For the six months ended June 30, 2020 and 2019, sales to our top 20 customers accounted for approximately 77% and 68%, respectively, of our total revenue. During the six months ended June 30, 2020, we had two customers, Amazon and Sony, who each represented more than 10% of our total revenue. During the six months ended June 30, 2019, we had one customer, Amazon, who represented more than 10% of our total revenue.
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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We also may not achieve sufficient revenue to achieve or maintain profitability and thus may continue to incur losses in the future for a number of reasons, including, among others:
•slowing demand for our services;
•increasing competition and competitive pricing pressures;
•any inability to provide our services in a cost-effective manner;
•the incurrence of unforeseen expenses, difficulties, complications and delays; and
•other risks described in this report.
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
As we further expand our global network and services, and as we refresh our network equipment, we are dependent on significant future growth in demand for our services to justify additional capital expenditures. If we fail to generate significant additional demand for our services, our results of operations will suffer, and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:
•continued price declines arising from significant competition;
•increasing settlement fees for certain peering relationships;
•failure to increase sales of our services;
•increases in electricity, bandwidth and rack space costs or other operating expenses, and failure to achieve decreases in these costs and expenses relative to decreases in the prices we can charge for our services and products;
•failure of our current and planned services and software to operate as expected;
•loss of any significant customers or loss of existing customers at a rate greater than our increase in new customers or our sales to existing customers;

•failure to increase sales of our services to current customers as a result of their ability to reduce their monthly usage of our services to their minimum monthly contractual commitment;
•failure of a significant number of customers to pay our fees on a timely basis or at all or to continue to purchase our services in accordance with their contractual commitments; and
•inability to attract high quality customers to purchase and implement our current and planned services.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the six months ended June 30, 2020, sales to our top 20 customers accounted for approximately 77% of our total revenue. During the six months ended June 30, 2020, we had two customers, Amazon and Sony, who each represented 10% or more of our total revenue.
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
To increase our revenue, we must add new customers and sell additional services to existing customers and encourage existing customers to increase their usage levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new customers. We sell our services pursuant to service agreements that generally include some form of financial minimum commitment. Our customers have no obligation to renew their contracts for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. Aside from minimum financial commitments, customers are not obligated to use our services for any particular type or amount of traffic. These facts, in addition to the changing competitive landscape in our market, means that we cannot accurately predict future customer renewal rates or usage rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:
•their satisfaction or dissatisfaction with our services;
•the quality and reliability of our content delivery network;
•the prices of our services;
•the prices of services offered by our competitors;
•discontinuation by our customers of their Internet or web-based content distribution business;
•mergers and acquisitions affecting our customer base; and
•reductions in our customers’ spending levels.
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
Companies, organizations or individuals, including our competitors and non-practicing entities, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources from the defense of such claims. In addition, many of our agreements with customers require us to defend and indemnify those customers for third-party intellectual property infringement claims against them, which could result in significant additional costs and diversion of resources. If we are determined to have infringed upon a third party’s intellectual property rights, we may also be required to do one or more of the following:
•cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
•pay substantial damages;
•obtain a license from the holder of the infringed intellectual property right, which license may or may not be available on reasonable terms or at all; or
•redesign products or services.
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
Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the effects of other risks discussed in this section, fluctuations in our results of operations may be due to a number of factors, including, among others:
•our ability to increase sales to existing customers and attract new customers to our content delivery and other services;
•the addition or loss of large customers, or significant variation in their use of our content delivery and other services;
•costs associated with current or future intellectual property lawsuits and other lawsuits;
•service outages or third party security breaches to our platform or to one or more of our customers’ platforms;
•the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure and the adequacy of available funds to meet those requirements;
•the timing and success of new product and service introductions by us or our competitors;
•the occurrence of significant events in a particular period that result in an increase in the use of our content delivery and other services, such as a major media event or a customer’s online release of a new or updated video game or operating system;
•changes in our pricing policies or those of our competitors;
•the timing of recognizing revenue;
•limitations of the capacity of our global network and related systems;
•the timing of costs related to the development or acquisition of technologies, services or businesses;
•the potential write-down or write-off of intangible or other long-lived assets;

•general economic, industry and market conditions (such as fluctuations experienced in the stock and credit markets during times of deteriorated global economic conditions or during an outbreak of an epidemic or pandemic, such as the recent COVID-19 outbreak) and those conditions specific to Internet usage;
•limitations on usage imposed by our customers in order to limit their online expenses; and
•war, threat of war or terrorist actions, including cyber terrorism targeted at us, our customers, or both, and inadequate cybersecurity.
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
While we offer our customers a number of services and solutions, we generate the majority of our revenue from charging our customers for the content delivered on their behalf through our global network. We are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Many different factors may have a general tendency to limit or reduce the number of users relying on the Internet for media content, the amount of content consumed by our customers’ users, or the number of providers making this content available on-line, including, among others:
•a general decline in Internet usage;
•third party restrictions on on-line content (including copyright restrictions, digital rights management and restrictions in certain geographic regions);
•system impairments or outages, including those caused by hacking or cyberattacks; and
•a significant increase in the quality or fidelity of off-line media content beyond that available online to the point where users prefer the off-line experience.
        The influence of any of these or other factors may cause our current or potential customers to reduce their spending on content delivery services, which would seriously harm our operating results and financial condition.
We could incur charges due to impairment of goodwill and long-lived assets.
As of June 30, 2020, we had a goodwill balance of approximately $77,113, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
We have operations in numerous foreign countries and may continue to expand our sales and support organizations internationally. As part of our business strategy, we intend to expand our international network infrastructure. Expansion could require us to make significant expenditures, including the hiring of local employees or resources, in advance of generating any revenue. As a consequence, we may fail to achieve profitable operations that will compensate our investment in international locations. We are subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include, but are not limited to:
•increased expenses associated with sales and marketing, deploying services and maintaining our infrastructure in foreign countries;
•competition from local content delivery service providers, many of which are very well positioned within their local markets;
•challenges caused by distance, language, and cultural differences;
•unexpected changes in regulatory requirements preventing or limiting us from operating our global network or resulting in unanticipated costs and delays;
•interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a country, which could have a negative impact on the quality of our services or our results of operations;
•longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•corporate and personal liability for violations of local laws and regulations;
•currency exchange rate fluctuations and repatriation of funds;
•potentially adverse tax consequences;
•credit risk and higher levels of payment fraud; and
•foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States.
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
•the difficulty of integrating the operations, services, solutions and personnel of the acquired companies;
•the potential disruption of our ongoing business;

•the potential distraction of management;
•the possibility that our business culture and the business culture of the acquired companies will not be compatible;
•the difficulty of incorporating or integrating acquired technology and rights with or into our other services and solutions;
•expenses related to the acquisition and to the integration of the acquired companies;
•the impairment of relationships with employees and customers as a result of any integration of new personnel;
•employee turnover from the acquired companies or from our current operations as we integrate businesses;
•risks related to the businesses of acquired companies that may continue to impact the businesses following the merger; and
•potential unknown liabilities associated with acquired companies.
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
        Our ability to compile data for customers depends on the use of “cookies” and video player “cookies” to identify certain on-line behavior that allows our customers to measure a website or video’s effectiveness. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser or video player when the user makes a request for a web page or to play a video. Government authorities inside the United States concerned with the privacy of Internet users have suggested the enactment of legislation that would regulate cookies and/or require certain disclosures regarding cookies. Bills aimed at regulating the collection, use and/or storage of personal data from Internet users are currently pending in United States Congress and many state legislatures. Attempts at such regulation may be drafted in such a way as to limit or otherwise regulate the collection of certain technology like cookies, thereby creating restrictions that could reduce our ability to use them. For example, the California Consumer Privacy Act (CCPA) became effective in January 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. The CCPA also provides for significant statutory fines and creates a private right of action for certain data breaches. Regulations from the California Attorney General have not been finalized, and additional amendments to the CCPA or other California privacy laws may be introduced in 2020. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information, and on-line privacy.
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

The growth of our business depends on our ability to continue to develop effective business support systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for:
•implementing customer orders for services;
•delivering these services; and
•timely and accurate billing for these services.
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
Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business, any of which could result in a material adverse effect to our financial condition, results of operations or cash flows. Divestitures of previously acquired businesses may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge in the statements of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.
Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been, and is likely to continue to be, volatile.
The trading prices of our common stock and the securities of technology companies generally have been highly volatile. Factors affecting the trading price of our common stock will include:
•variations in our operating results;
•announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
•commencement or resolution of, our involvement in and uncertainties arising from litigation;
•recruitment or departure of key personnel;
•changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;
•if we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants);
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
Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:
•establish that members of the board of directors may be removed only for cause upon the affirmative vote of stockholders owning a majority of our capital stock;
•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•limit who may call special meetings of stockholders;
•prohibit stockholder action by written consent, thereby requiring stockholder actions to be taken at a meeting of the stockholders;
•establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings;
•provide for a board of directors with staggered terms; and
•provide that the authorized number of directors may be changed only by a resolution of our board of directors.
In addition, Section 203 of the Delaware General Corporation Law, which imposes certain restrictions relating to transactions with major stockholders, may discourage, delay or prevent a third party from acquiring us.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
        Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
        None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.02	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.1	Employment Agreement between Registrant and Dan Boncel dated July 1, 2020					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
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

LIMELIGHT NETWORKS, INC.

Date:	July 20, 2020	By:	/s/ DANIEL R. BONCEL
Daniel R. Boncel Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)