Form 10-Q
period 2020-09-30
Limelight Networks, Inc.
filed 2020-10-23
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of October 15, 2020: 122,973,706 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2020

Special Note Regarding Forward-Looking Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:
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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,169	$18,335
Marketable securities	49,623	—
Accounts receivable, net	42,222	34,476
Income taxes receivable	81	82
Prepaid expenses and other current assets	12,561	9,920
Total current assets	179,656	62,813
Property and equipment, net	47,493	46,136
Operating lease right of use assets	10,844	12,842
Marketable securities, less current portion	40	40
Deferred income taxes	1,428	1,319
Goodwill	77,126	77,102
Other assets	7,459	9,117
Total assets	$324,046	$209,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,437	$12,020
Deferred revenue	797	976
Operating lease liability obligations	2,654	2,056
Income taxes payable	153	178
Other current liabilities	17,584	13,398
Total current liabilities	33,625	28,628
Convertible senior notes, net	99,937	—
Operating lease liability obligations, less current portion	11,745	13,488
Deferred income taxes	251	239
Deferred revenue, less current portion	230	161
Other long-term liabilities	579	316
Total liabilities	146,367	42,832
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 122,824 and 118,368 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	123	118
Additional paid-in capital	552,559	530,285
Accumulated other comprehensive loss	(9,379)	(9,210)
Accumulated deficit	(365,624)	(354,656)
Total stockholders’ equity	177,679	166,537
Total liabilities and stockholders’ equity	$324,046	$209,369

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$59,243	$51,321	$174,801	$140,505
Cost of revenue:
Cost of services	31,905	25,602	92,406	71,311
Depreciation — network	5,602	4,961	16,112	13,905
Total cost of revenue	37,507	30,563	108,518	85,216
Gross profit	21,736	20,758	66,283	55,289
Operating expenses:
General and administrative	7,751	7,356	23,820	23,231
Sales and marketing	10,456	10,713	33,279	32,679
Research and development	5,425	5,160	16,614	17,075
Depreciation and amortization	384	172	1,049	545
Total operating expenses	24,016	23,401	74,762	73,530
Operating loss	(2,280)	(2,643)	(8,479)	(18,241)
Other income (expense):
Interest expense	(1,674)	(10)	(1,756)	(30)
Interest income	10	81	40	402
Other, net	25	(13)	(396)	(89)
Total other (expense) income	(1,639)	58	(2,112)	283
Loss before income taxes	(3,919)	(2,585)	(10,591)	(17,958)
Income tax expense	66	166	377	544
Net loss	$(3,985)	$(2,751)	$(10,968)	$(18,502)

Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.09)	$(0.16)
Diluted	$(0.03)	$(0.02)	$(0.09)	$(0.16)

Weighted average shares used in per share calculation:
Basic	122,363	116,270	120,519	115,318
Diluted	122,363	116,270	120,519	115,318

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(3,985)	$(2,751)	$(10,968)	$(18,502)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investments	(80)	2	(80)	39
Foreign currency translation gain (loss)	732	(357)	(89)	157
Other comprehensive income (loss)	652	(355)	(169)	196
Comprehensive loss	$(3,333)	$(3,106)	$(11,137)	$(18,306)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended September 30, 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance June 30, 2020	121,692	$122	$541,363	$(10,031)	$(361,639)	$169,815
Net loss	—	—	—	—	(3,985)	(3,985)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(80)		(80)
Foreign currency translation adjustment, net of taxes	—	—	—	732	—	732
Exercise of common stock options	812	1	2,598	—	—	2,599
Vesting of restricted stock units	488	—	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(168)	—	(1,041)	—	—	(1,041)
Share-based compensation	—	—	4,305	—	—	4,305
Equity component of convertible senior notes, net	—	—	21,747	—	—	21,747
Purchase of capped calls related to issuance of convertible senior notes	—	—	(16,413)	—	—	(16,413)
Balance September 30, 2020	122,824	$123	$552,559	$(9,379)	$(365,624)	$177,679

For the Three Months Ended September 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance June 30, 2019	115,760	$116	$520,375	$(9,482)	$(354,363)	$156,646
Net loss	—	—	—	—	(2,751)	(2,751)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	2	—	2
Foreign currency translation adjustment, net of taxes	—	—	—	(357)	—	(357)
Exercise of common stock options	5	—	13	—	—	13
Vesting of restricted stock units	1,129	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(381)	—	(1,015)	—	—	(1,015)
Share-based compensation	—	—	5,386	—	—	5,386
Balance September 30, 2019	116,513	$117	$524,758	$(9,837)	$(357,114)	$157,924

For the Nine Months Ended September 30, 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2019	118,368	$118	$530,285	$(9,210)	$(354,656)	$166,537
Net loss	—	—	—	—	(10,968)	(10,968)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(80)	—	(80)
Foreign currency translation adjustment, net of taxes	—	—	—	(89)	—	(89)
Exercise of common stock options	2,672	3	7,607	—	—	7,610
Vesting of restricted stock units	2,233	2	5	—	—	7
Restricted stock units surrendered in lieu of withholding taxes	(749)	—	(3,986)	—	—	(3,986)
Issuance of common stock under employee stock purchase plan	300	—	1,074	—	—	1,074
Share-based compensation	—	—	12,240	—	—	12,240
Equity component of convertible senior notes, net	—	—	21,747	—	—	21,747
Purchase of capped calls related to issuance of convertible senior notes	—	—	(16,413)	—	—	(16,413)
Balance September 30, 2020	122,824	$123	$552,559	$(9,379)	$(365,624)	$177,679

For the Nine Months Ended September 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2018	114,246	114	513,682	(10,033)	(338,612)	165,151
Net loss	—	—	—	—	(18,502)	(18,502)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	39	—	39
Foreign currency translation adjustment, net of taxes	—	—	—	157	—	157
Exercise of common stock options	10	—	21	—	—	21
Vesting of restricted stock units	2,695	3	(3)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(887)	—	(2,528)	—	—	(2,528)
Issuance of common stock under employee stock purchase plan	449	—	1,095	—	—	1,095
Share-based compensation	—	—	12,491	—	—	12,491
Balance September 30, 2019	116,513	117	524,758	(9,837)	(357,114)	157,924

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(10,968)	$(18,502)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,161	14,450
Share-based compensation	12,238	10,463
Foreign currency remeasurement gain	(113)	(104)
Deferred income taxes	(80)	(30)
Gain on sale of property and equipment	(1)	(56)
Accounts receivable charges	476	1,274
Amortization of premium on marketable securities	87	29
Noncash interest expense	868	—
Changes in operating assets and liabilities:
Accounts receivable	(8,221)	(11,051)
Prepaid expenses and other current assets	(2,679)	(777)
Income taxes receivable	3	43
Other assets	2,504	(2,641)
Accounts payable and other current liabilities	8,159	3,675
Deferred revenue	(109)	(557)
Income taxes payable	(15)	204
Payments related to litigation, net	—	(3,040)
Other long term liabilities	265	(137)
Net cash provided by (used in) operating activities	19,575	(6,757)
Investing activities
Purchases of marketable securities	(52,690)	(10,279)
Sale and maturities of marketable securities	2,900	32,153
Purchases of property and equipment	(22,128)	(24,224)
Proceeds from sale of property and equipment	1	51
Net cash used in investing activities	(71,917)	(2,299)
Financing activities
Proceeds from issuance of debt, net	121,600	—
Purchase of capped calls	(16,413)	—
Payment of debt issuance costs	(784)	—
Payments of employee tax withholdings related to restricted stock vesting	(3,987)	(2,528)
Proceeds from employee stock plans	8,691	1,116
Net cash provided by (used in) financing activities	109,107	(1,412)
Effect of exchange rate changes on cash and cash equivalents	69	(83)
Net increase (decrease) in cash and cash equivalents	56,834	(10,551)
Cash and cash equivalents, beginning of period	18,335	25,383
Cash and cash equivalents, end of period	$75,169	$14,832
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$97	$30
Cash paid during the period for income taxes, net of refunds	$452	$340

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2020
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
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12 to simplifying the accounting for income taxes. ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in the Accounting Standards Codification (ASC) Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. ASU 2019-12 requires a retrospective, modified retrospective or prospective transition approach for individual aspects of the ASU. This guidance is applicable to us for our fiscal year beginning January 1, 2021. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. ASU 2020-06 also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for our fiscal year beginning after December 15, 2021, including interim periods within this fiscal year. Early adoption is permitted, but no earlier than our fiscal year beginning after December 15, 2020, including interim periods within those fiscal years. This guidance can be applied using either a modified or full retrospective approach. We expect to early adopt this guidance, however at this time we are currently evaluating the impact this guidance will have on our consolidated financial statements.
Significant Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in our Annual Report, except for convertible senior notes as described below:
Convertible Senior Notes
In July 2020, we issued $125,000 aggregate principal amount of 3.50% convertible senior notes. We separate our convertible senior notes (the Notes) into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the principal amount of the Notes. The excess of the principal amount of the Notes over the carrying amount of the liability component (debt discount) is amortized to interest expense at an effective interest rate over the contractual term of the Notes. The equity component is recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. We allocate the issuance costs to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method or the most likely amount method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These customers have entered into contracts with contract terms generally from one to four years. As of September 30, 2020, we have approximately $3,641 of remaining unsatisfied performance obligations. We recognized revenue of approximately $1,911 and $2,200, respectively, during the three months ended September 30, 2020 and 2019, related to these types of contracts with our customers. During the nine months ended September 30, 2020 and 2019, we recognized approximately $6,008 and $7,400, respectively. We expect to recognize approximately 37% of the remaining unsatisfied performance obligations in 2020, approximately 57% in 2021, and approximately 6% in 2022.
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at September 30, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	46,705	—	78	46,627
Municipal securities	2,997	1	2	2,996
Total marketable securities	$49,742	$1	$80	$49,663
The amortized cost and estimated fair value of marketable securities at September 30, 2020, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$42,175	$1	$69	$42,107
Due after one year and through five years	7,567	—	11	7,556
Total marketable securities	$49,742	$1	$80	$49,663
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2019.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
The amortized cost and estimated fair value of marketable securities at December 31, 2019, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due after one year and through five years	40	—	—	40

4. Accounts Receivable, net
    Accounts receivable, net include:

	September 30,	December 31,
	2020	2019
Accounts receivable	$43,306	$35,619
Less: credit allowance	(200)	(170)
Less: allowance for doubtful accounts	(884)	(973)
Total accounts receivable, net	$42,222	$34,476
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
    The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the nine months ended September 30, 2020:

Nine Months Ended
September 30, 2020
Beginning of period	973
Provision for credit losses	476
Write-offs	(565)
End of period	884
5. Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets include:

	September 30,	December 31,
	2020	2019
Prepaid bandwidth and backbone	1,324	1,717
VAT receivable	3,877	3,068
Prepaid expenses and insurance	2,731	1,685
Vendor deposits and other	4,629	3,450
Total prepaid expenses and other current assets	$12,561	$9,920

6. Property and Equipment, net
    Property and equipment, net include:

	September 30,	December 31,
	2020	2019
Network equipment	$134,082	$126,975
Computer equipment and software	7,293	7,603
Furniture and fixtures	1,785	1,906
Leasehold improvements	7,455	7,888
Other equipment	21	54
Total property and equipment	150,636	144,426
Less: accumulated depreciation	(103,143)	(98,290)
Total property and equipment, net	$47,493	$46,136
    Cost of revenue depreciation expense related to property and equipment was approximately $5,602 and $4,961, respectively, for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, respectively, cost of revenue depreciation expense related to property and equipment was approximately $16,112 and $13,905, respectively.
    Operating expense depreciation and amortization expense related to property and equipment was approximately $384 and $172, respectively, for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, respectively, operating expense depreciation and amortization expense related to property and equipment was approximately $1,049 and $545, respectively.
7. Other Current Liabilities
    Other current liabilities include:

	September 30,	December 31,
	2020	2019
Accrued compensation and benefits	$8,565	$4,918
Accrued cost of revenue	5,104	4,176
Accrued interest payable	791	—
Other accrued expenses	3,124	4,304
Total other current liabilities	$17,584	$13,398
8. Debt
Convertible Senior Notes - Due 2025
On July 27, 2020, we issued $125,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2025 (the Notes), including the initial purchasers’ exercise in full of their option to purchase an additional $15,000 principal amount of the Notes, in a private placement to qualified institutional buyers in an offering exempt from registration under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Notes was $120,816 after deducting transaction costs.
The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank, National Association, as trustee. The Notes are senior, unsecured obligations of ours and will be equal in right of payment with our senior, unsecured indebtedness; senior in right of payment to our indebtedness that is expressly subordinated to the notes; effectively subordinated to our senior, secured indebtedness, including future borrowings, if any, under our $20,000 credit facility with SVB, to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the Notes become automatically due and payable.
The Notes mature on August 1, 2025 unless earlier converted, redeemed or repurchased in accordance with their term prior to the maturity date. Interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on

February 1, 2021. The holders of the Notes may convert all or any portion of their Notes at their option only in the following circumstances:
(1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price per share of our common stock exceeds 130% of the conversion price of $8.53 for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
(3) upon the occurrence of certain corporate events or distributions of our common stock;
(4) if we call such Notes for redemption; and
(5) at any time from, and including, May 1, 2025, until the close of business on the second scheduled trading day immediately before the maturity date.
On or after May 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in minimum principal amount denominations of $1 or any integral multiple of $1 in excess thereof, at the option of the holder regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. The Notes have an initial conversion rate of 117.2367 shares of our common stock per $1 principal amount of Notes, which is equal to an initial conversion price of approximately $8.53 per share of our common stock. The initial conversion price of the notes represents a premium of approximately 27.5% over the last reported sale price of our common stock on The Nasdaq Global Select Market of $6.69 per share on July 22, 2020. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate in certain circumstances for a holder who elects to convert its Notes in connection with such a corporate event or convert its Notes called (or deemed called) for redemption in connection with such notice of redemption, provided that the conversion rate will not exceed 149.4768 share of our common stock per $1 principal amount of Notes, subject to adjustment.
We may not redeem the Notes prior to August 4, 2023. We may redeem for cash all, or any portion in an authorized denomination, of the Notes, at our option, on or after August 4, 2023, and on or prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes, which means that we are not required to redeem or retire the Notes periodically.
If we undergo a fundamental change (as defined in the Indenture), holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
During the three months ended September 30, 2020, the conditions allowing holders of the Notes to convert were not met and therefore the Notes are not yet convertible. The liability component of the Notes is classified as long-term debt on our condensed consolidated balance sheet as of September 30, 2020.
We separately accounted for the liability and equity components of the Notes. We determined the initial carrying amount of the $102,500 liability component before consideration of debt discount and transaction fees by calculating the present value of the cash flows using an effective interest rate of 8.6%. The interest rate was determined based on non-convertible debt offerings of similar sizes and terms by companies with similar credit ratings (Level 2 inputs). The carrying amount of the equity component, representing the conversion option, was $22,500 and was calculated by deducting the initial carrying value of the liability component from the principal amount of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the 5-year contractual term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

We allocated transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs initially attributable to the liability component were $3,400 and are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were $800 and are accounted for consistently with the equity component of the debt.
The net carrying amount of the liability and equity components of the Notes was as follows:

September 30,
2020
Liability component:
Principal	$125,000
Debt discount (equity component)	(21,747)
Unamortized transaction costs	(3,316)
Net carrying amount	$99,937

Equity component, net of transaction costs	$21,747
Interest expense recognized related to the Notes was as follows:

Three and Nine Months
Ended September 30, 2020
Contractual interest expense	$791
Amortization of debt discount	753
Amortization of transaction costs	115
Total	$1,659
As of September 30, 2020, the estimated fair value of the Notes was $129,741. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.
Capped Call Transactions
In connection with the offering of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (collectively, the Capped Calls). The Capped Calls have an initial strike price of approximately $8.53 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $13.38 per share, subject to certain adjustments. The Capped Calls are generally intended to reduce or offset the potential economic dilution of approximately 14.7 million shares to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Calls are considered indexed to our own stock and are equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $16,400 incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.
Convertible Senior Notes and Capped Calls – Impact on Earnings per Share
The 14.7 million shares underlying the conversion option of the Notes will not have an impact on our diluted earnings per share until the average market price of our common stock exceeds the conversion price of $8.53 per share, as we intend and expect to have the ability to settle the principal amount of the Notes in cash upon conversion. Under current accounting guidance we do not have sufficient substance to overcome the presumption of stock settlement at this time and would be required to calculate earnings per share under the "if converted" method. However, we are in a loss position and therefore, the effects of the Notes are anti-dilutive. Once we achieve net income, we will re-evaluate our intent and ability to settle the Notes in cash and will apply the appropriate earnings per share calculation method at that time.
Line of Credit
    In July 2020, we entered into a Sixth Amendment (Sixth Amendment) to the Loan and Security Agreement (the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015. Under the Sixth Amendment, the maximum principal commitment amount remained at $20,000. In addition, the Sixth Amendment modified language within the

Credit Agreement, which permitted us to issue our Notes. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the extended final maturity date of November 2, 2022.
    As of September 30, 2020, and December 31, 2019, we had no outstanding borrowings, and we had availability under the Credit Agreement of approximately $20,000.
As of September 30, 2020, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended September 30, 2020 and 2019, there was no interest expense, and fees expense and amortization was $15 and $10, respectively. For the nine months ended September 30, 2020 and 2019, there was no interest expense, and fees expense and amortization was $97 and $30, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of the voting stock of each such foreign subsidiary.
    We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of September 30, 2020, we were in compliance with our covenant under the Credit Agreement.
9. Contingencies
Legal Matters
We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows and accordingly, no legal contingencies were accrued as of September 30, 2020 and December 31, 2019. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
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
    The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(3,985)	$(2,751)	$(10,968)	$(18,502)
Basic weighted average outstanding shares of common stock	122,363	116,270	120,519	115,318
Basic weighted average outstanding shares of common stock	122,363	116,270	120,519	115,318
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	—	—	—
Diluted weighted average outstanding shares of common stock	122,363	116,270	120,519	115,318
Basic net loss per share	$(0.03)	$(0.02)	$(0.09)	$(0.16)
Diluted net loss per share:	$(0.03)	$(0.02)	$(0.09)	$(0.16)
    For the three and nine months ended September 30, 2020 and 2019, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee stock purchase plan	187	324	187	324
Stock options	6,676	1,433	6,401	1,977
Restricted stock units	1,894	567	1,984	884
	8,757	2,324	8,572	3,185
11. Stockholders’ Equity
Common Stock
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the nine months ended September 30, 2020 and 2019, we did not repurchase any shares under the repurchase program. As of September 30, 2020, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
    We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated 2007 Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of September 30, 2020 was approximately 10,917.
Employee Stock Purchase Plan
    In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three months ended September 30, 2020, we did not issue any shares under the ESPP. During the nine months ended September 30, 2020, we issued 300 shares under the ESPP. Total cash proceeds from the purchase of shares under the ESPP was approximately $1,075. As of September 30, 2020, shares reserved for issuance to employees under this plan totaled 3,940, and we held employee contributions of $820 (included in other current liabilities) for future purchases under the ESPP.

Preferred Stock
    Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at September 30, 2020. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of September 30, 2020, the board of directors had not adopted any resolutions for the issuance of preferred stock.
12. Accumulated Other Comprehensive Loss
    Changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2020, was as follows:

	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2019	$(9,210)	$—	$(9,210)
Other comprehensive loss before reclassifications	(89)	(80)	(169)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(89)	(80)	(169)
Balance, September 30, 2020	$(9,299)	$(80)	$(9,379)
13. Share-Based Compensation
    The following table summarizes the components of share-based compensation expense included in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation expense by type:
Stock options	$1,024	$1,044	$3,143	$3,130
Restricted stock units	713	2,149	8,413	6,834
ESPP	186	165	682	499
Total share-based compensation expense	$1,923	$3,358	$12,238	$10,463
Share-based compensation expense:
Cost of services	$130	$331	$1,685	$1,119
General and administrative expense	1,272	2,006	5,770	6,240
Sales and marketing expense	206	584	2,756	1,666
Research and development expense	315	437	2,027	1,438
Total share-based compensation expense	$1,923	$3,358	$12,238	$10,463
    Unrecognized share-based compensation expense totaled approximately $16,692 at September 30, 2020, of which $5,374 related to stock options and $11,318 related to restricted stock units. We currently expect to recognize share-based compensation expense of $3,002 during the remainder of 2020, $8,450 in 2021 and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at September 30, 2020.
    We have recorded $1,091 of share based compensation expense during the nine months ended September 30, 2020, related to restricted stock units issued as part of our 2019 annual corporate bonus plan.
14. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of September 30, 2020.

Right-of-use assets	$10,844

Lease liability obligations, current	$2,654
Lease liability obligations, less current portion	11,745
Total lease liability obligations	$14,399

Weighted-average remaining lease term	8.2 years

Weighted-average discount rate	5.05%
During the three months ended September 30, 2020, we recognized approximately $752 in operating lease costs. Operating lease costs of $111 are included in cost of revenue, and $641 are included in operating expenses in our consolidated statements of operations. During the three months ended September 30, 2020, cash paid for operating leases was approximately $473. For the nine months ended September 30, 2020, we recognized approximately $2,350 in operating lease costs. Operating lease costs of $360 are included in cost of revenue, and $1,990 are included in operating expenses in our consolidated statements of operations. For the nine months ended September 30, 2020, cash paid for operating leases was approximately $1,438.
During the three months ended September 30, 2019, we recognized approximately $787 in operating lease costs. Operating lease costs of $111 are included in cost of revenue, and $676 are included in operating expenses in our consolidated statements of operations. During the three months ended September 30, 2019, cash paid for operating leases was approximately $463. For the nine months ended September 30, 2019, we recognized approximately $2,730 in operating lease costs. Operating lease costs of $402 are included in cost of revenue, and $2,328 are included in operating expenses in our consolidated statements of operations. For the nine months ended September 30, 2019, cash paid for operating leases was approximately $1,515.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2020, are as follows:

Remainder of 2020	$887
2021	3,065
2022	2,226
2023	1,743
2024	1,441
Thereafter	8,269
Total minimum payments	17,631
Less: amount representing interest	3,232
Total	$14,399
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of September 30, 2020:

Remainder of 2020	$13,444
2021	25,099
2022	11,310
2023	2,848
2024	354
Thereafter	—
Total minimum payments	$53,055
15. Concentrations
    During the three months ended September 30, 2020, we had one customer, Amazon, who represented 10% or more of our total revenue. During the nine months ended September 30, 2020, we had two customers, Amazon and Sony, who each represented 10% or more of our total revenue. During the three and nine months ended September 30, 2019, we had one customer, Amazon, who represented 10% or more of our total revenue.
    Revenue from customers located within the United States, our country of domicile, was $38,075 for the three months ended September 30, 2020, compared to $32,052 for the three months ended September 30, 2019. For the nine months ended September 30, 2020, revenue from customers located within the United States was $107,698, compared to $84,115 for the nine months ended September 30, 2019.
    During the three and nine months ended September 30, 2020 and 2019, based on customer location, we had three countries, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenue.
16. Income Taxes
    Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended September 30, 2020 and 2019, was $66 and $166, respectively. For the nine months ended September 30, 2020 and 2019, income tax expense was $377 and $544, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2017 through 2019 remain subject to examination by federal tax authorities. Tax years 2016 through 2019 generally remain subject to examination by state tax authorities. As of September 30, 2020, we are not under any federal or state examination for income taxes.
For the three and nine months ended September 30, 2020 and 2019, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (GILTI) as a result of our net operating loss carryforwards (NOL) and valuation allowance position. We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position.
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
17. Segment Reporting and Geographic Areas
    Our chief operating decision maker (who is our Chief Executive Officer) reviews our financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. We operate in one industry segment — content delivery and related services and we operate in three geographic areas — Americas, Europe, Middle East, and Africa (EMEA), and Asia Pacific.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Americas	$38,594	65%	$32,860	64%	$109,652	63%	$86,865	62%
EMEA	8,590	15%	7,574	15%	27,411	16%	22,122	16%
Asia Pacific	12,059	20%	10,887	21%	37,738	21%	31,518	22%
Total revenue	$59,243	100%	$51,321	100%	$174,801	100%	$140,505	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country / Region	2020	2019	2020	2019
United States / Americas	$38,075	$32,052	$107,698	$84,115
United Kingdom / EMEA	$6,939	$5,813	$22,016	$16,227
Japan / Asia Pacific	$7,703	$6,556	$24,251	$18,061
The following table sets forth long-lived assets by geographic area in which the assets are located:

	September 30,	December 31,
	2020	2019
Americas	$34,264	$33,450
International	13,229	12,686
Total long-lived assets	$47,493	$46,136
18. Fair Value Measurements
As of September 30, 2020, and December 31, 2019, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at September 30, 2020:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$39,968	$39,968	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	46,627	—	46,627	—
Municipal securities (1)	2,996	—	2,996	—
Total assets measured at fair value	$89,631	$39,968	$49,663	$—
_______________
(1)    Classified in marketable securities
(2)    Classified in cash and cash equivalents
The following is a summary of fair value measurements at December 31, 2019:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificate of deposit (1)	40	—	40	—
_________________
(1)    Classified in marketable securities
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
Our delivery services represented approximately 75% of our total revenue during the three and nine months ended September 30, 2020. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
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
In addition to these revenue-related trends, our profitability is impacted by trends in our costs of services and operating expenses. We continuously review our capacity needs and work to optimize our data center footprint. During 2019, we increased our network capacity by more than 100% to over 70 terabits per second through software enhancements and hardware additions. We continuously renegotiate our infrastructure contracts in order to scale our operations based on traffic levels and lower bandwidth costs per unit. Our operating expenses are largely driven by payroll and related employee costs. Our headcount increased from 610 as of December 31, 2019, to 620 as of September 30, 2020.
The change in everyday behavior caused by the COVID-19 pandemic has changed people’s viewing habits and created new patterns in daily usage worldwide. This has included a greater consumption of content online, such as movies and television shows, news, and video games. As a result, we continued to see strong volumes of customer traffic during the three months ended September 30, 2020. Nevertheless, there is uncertainty about future traffic patterns as the pandemic evolves, workers return to their places of employment, and seasonal weather impacts end customers viewing habits.
Our business is dependent on providing our customers with fast, efficient, and reliable distribution of content delivery and digital asset management services over the Internet every minute of every day. Because of this, we operate a globally distributed network with services that are available 24 hours a day, seven days a week, and 365 days a year. Our network is fully redundant and includes extensive diversity through data center and telecommunication suppliers within and across regions. In response to the outbreak of COVID-19, we took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices, and canceling participation in various industry events. We have been in constant communication with our business-critical partners and are frequently reassured that, like us, they have activated their pandemic response plans to ensure service continuity. We also have had conversations with various ISPs to understand their pain points and how we can manage our traffic to better alleviate congestion.
    We have seen a slowing in our collections of outstanding accounts receivable from some of our customers, and we are experiencing logistics challenges in some parts of the world that may cause delays in updating or expanding our network and acquiring new customers. While it is difficult to predict what the world will look like when this pandemic has run its course, we currently do not expect the COVID-19 pandemic to have a material adverse impact on our balance sheet, financial condition, and results of operations, nor do we expect any impairment of goodwill, long-lived assets or right of use assets. There has been no material impact to our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.
    The following table summarizes our revenue, costs, and expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands of dollars and as a percentage of total revenue).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenue	$59,243	100.0%	$51,321	100.0%	$174,801	100.0%	$140,505	100.0%
Cost of revenue	37,507	63.3%	30,563	59.6%	108,518	62.1%	85,216	60.6%
Gross profit	21,736	36.7%	20,758	40.4%	66,283	37.9%	55,289	39.4%
Operating expenses	24,016	40.5%	23,401	45.6%	74,762	42.8%	73,530	52.3%
Operating loss	(2,280)	(3.8)%	(2,643)	(5.1)%	(8,479)	(4.9)%	(18,241)	(13.0)%
Total other income (expense)	(1,639)	(2.8)%	58	0.1%	(2,112)	(1.2)%	283	0.2%
Loss before income taxes	(3,919)	(6.6)%	(2,585)	(5.0)%	(10,591)	(6.1)%	(17,958)	(12.8)%
Income tax expense	66	0.1%	166	0.3%	377	0.2%	544	0.4%
Net loss	$(3,985)	(6.7)%	$(2,751)	(5.4)%	$(10,968)	(6.3)%	$(18,502)	(13.2)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net income (loss), adjusted to exclude share-based compensation and non-cash interest expense. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net income (loss), adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude share-based compensation. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our October 22, 2020, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2020	2020	2019	2020	2019
U.S. GAAP net loss	$(3,985)	$(1,727)	$(2,751)	$(10,968)	$(18,502)
Share-based compensation	1,923	5,251	3,358	12,238	10,463
Non-cash interest expense	868	—	—	868	—
Non-GAAP net (loss) income	$(1,194)	$3,524	$607	$2,138	$(8,039)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2020	2020	2019	2020	2019
U.S. GAAP net loss	$(3,985)	$(1,727)	$(2,751)	$(10,968)	$(18,502)
Depreciation and amortization	5,986	5,683	5,133	17,161	14,450
Interest expense	1,674	71	10	1,756	30
Interest and other (income) expense	(35)	306	(68)	356	(313)
Income tax expense	66	136	166	377	544
EBITDA	$3,706	$4,469	$2,490	$8,682	$(3,791)
Share-based compensation	1,923	5,251	3,358	12,238	10,463
Adjusted EBITDA	$5,629	$9,720	$5,848	$20,920	$6,672
Critical Accounting Policies and Estimates
    Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. During the nine months ended September 30, 2020, there have been no other significant changes in our critical accounting policies and estimates.

Results of Operations
Revenue
We derive revenue primarily from the sale of our digital content delivery, video delivery, cloud security, edge compute and origin storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit, rack space services, and hardware to help our customers build out edge solutions.
    The following table reflects our revenue for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Revenue	$59,243	$51,321	$7,922	15%	$174,801	$140,505	$34,296	24%
    Our revenue increased during the three and nine months ended September 30, 2020, versus the comparable 2019 periods due to a significant increase in volumes driven by increased demand for our content delivery services. During the three and nine months ended September 30, 2020, we experienced a decrease in average selling price versus the comparable 2019 periods as a result of continuous pricing compression, which is common within our industry.
    Our active customers worldwide decreased to 534 as of September 30, 2020, compared to 609 as of September 30, 2019. We are continuing our selective approach to accepting profitable business by following a clear process for identifying customers that value quality, performance, availability, and service.
    During the three months ended September 30, 2020 and 2019, sales to our top 20 customers accounted for approximately 79% and 74%, respectively, of our total revenue. For the nine months ended September 30, 2020 and 2019, sales to our top 20 customers accounted for approximately 77% and 71%, respectively, of our total revenue. The customers that comprised our top 20 customers change from time to time, and our large customers may not continue to be as significant going forward as they have been in the past.
    During the three months ended September 30, 2020, we had one customer, Amazon, who represented 10% or more of our total revenue. During the nine months ended September 30, 2020, we had two customers, Amazon and Sony, who each represented 10% or more of our total revenue. During the three and nine months ended September 30, 2019, we had one customer, Amazon, who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Americas	$38,594	65%	$32,860	64%	$109,652	63%	$86,865	62%
EMEA	8,590	15%	7,574	15%	27,411	16%	22,122	16%
Asia Pacific	12,059	20%	10,887	21%	37,738	21%	31,518	22%
Total revenue	$59,243	100%	$51,321	100%	$174,801	100%	$140,505	100%
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

    Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Bandwidth and co-location fees	$22,824	38.5%	$17,377	33.9%	$64,314	36.8%	$48,052	34.2%
Depreciation - network	5,602	9.5%	4,961	9.7%	16,112	9.2%	13,905	9.9%
Payroll and related employee costs	4,827	8.1%	3,889	7.6%	14,329	8.2%	12,233	8.7%
Share-based compensation	130	0.2%	331	0.6%	1,685	1.0%	1,119	0.8%
Other costs	4,124	7.0%	4,005	7.8%	12,078	6.9%	9,907	7.1%
Total cost of revenue	$37,507	63.3%	$30,563	59.6%	$108,518	62.1%	$85,216	60.6%
Our cost of revenue increased in both aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2020, versus the comparable 2019 periods. The changes in cost of revenue were primarily a result of the following:
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
•Payroll and related employee costs increased as a result of additional network operations and professional services personnel and increased variable compensation.
•Other costs increased primarily due to an increase in international re-seller costs, which was partially off-set by decreased travel and entertainment and contract royalties.
General and Administrative
    General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Payroll and related employee costs	$3,617	6.1%	$2,176	4.2%	$10,005	5.7%	$7,918	5.6%
Professional fees and outside services	1,103	1.9%	1,145	2.2%	2,971	1.7%	3,487	2.5%
Share-based compensation	1,272	2.1%	2,006	3.9%	5,770	3.3%	6,240	4.4%
Other costs	1,759	3.0%	2,029	4.0%	5,074	2.9%	5,586	4.0%
Total general and administrative	$7,751	13.1%	$7,356	14.3%	$23,820	13.6%	$23,231	16.5%
Our general and administrative expense increased in aggregate dollars and decreased as a percentage of total revenue for the three and nine months ended September 30, 2020, versus the comparable 2019 period.
The increase in aggregate dollars for the three and nine months ended September 30, 2020, versus the comparable 2019 period was primarily driven by increased payroll and related employee costs due to increased general and administrative personnel and increased variable compensation. These increases were partially off-set by decreased share-based compensation resulting from reduced variable compensation that was to be paid in restricted stock units, decreased professional fees and services (consulting) and decreased other costs, which was primarily lower bad debt expense and lower travel and entertainment expenses partially off-set by increased fees and licenses.
    We expect our general and administrative expenses for 2020 to increase slightly in both aggregate dollars and as a percentage of total revenue due to expected changes in variable compensation.

Sales and Marketing
    Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Payroll and related employee costs	$8,391	14.2%	$7,859	15.3%	$24,409	14.0%	$23,710	16.9%
Share-based compensation	206	0.3%	584	1.1%	2,756	1.6%	1,666	1.2%
Marketing programs	634	1.1%	522	1.0%	1,705	1.0%	1,648	1.2%
Other costs	1,225	2.1%	1,748	3.4%	4,409	2.5%	5,655	4.0%
Total sales and marketing	$10,456	17.6%	$10,713	20.9%	$33,279	19.0%	$32,679	23.3%
Our sales and marketing expense decreased in both aggregate dollars and as a percentage of total revenue for the three months ended September 30, 2020, versus the comparable 2019 period. For the nine months ended September 30, 2020, our sales and marketing expense increased in aggregate dollars but decreased as a percentage of revenue versus the comparable 2019 period.
The decrease in aggregate dollars for the three months ended September 30, 2020, versus the comparable 2019 period was primarily driven by decreased other costs (travel and entertainment, professional fees, facilities, supplies), and decreased share-based compensation. These decreases were partially offset by increased payroll and related employee costs and increased marketing expense.
The increase in aggregate dollars for the nine months ended September 30, 2020 was primarily related to increased share-based compensation primarily due to variable compensation that was paid in restricted stock units and increased payroll and related employee costs. These increases were partially offset by lower other costs (travel and entertainment, professional fees and facilities).
    We expect our sales and marketing expenses for 2020 to remain consistent throughout the year.
Research and Development
    Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Payroll and related employee costs	$3,973	6.7%	$3,500	6.8%	$11,117	6.4%	$12,075	8.6%
Share-based compensation	315	0.5%	437	0.9%	2,027	1.2%	1,438	1.0%
Other costs	1,137	1.9%	1,223	2.4%	3,470	2.0%	3,562	2.5%
Total research and development	$5,425	9.2%	$5,160	10.1%	$16,614	9.5%	$17,075	12.2%
    Our research and development expense increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended September 30, 2020, versus the comparable 2019 period. For the nine months ended September 30, 2020, our research and development expense decreased in both aggregate dollars and as a percentage of total revenue versus the comparable 2019 period.
The increase in aggregate dollars during the three months ended September 30, 2020 was primarily due to an increase in payroll and related employee costs related to increased variable compensation. This increase was partially offset by decreased share-based compensation and decreased other costs (travel and entertainment and other employee costs).
The decrease in aggregate dollars for the nine months ended September 30, 2020, versus the comparable 2019 period was primarily driven by decreased payroll and related employee costs (lower salaries) and decreased other costs (decreased travel and entertainment, facilities, other employee costs, and fees and licenses, off-set by increased professional fees). These decreases were partially offset by increased share-based compensation.
    We expect our research and development expenses for 2020 to remain consistent throughout the year.

Depreciation and Amortization (Operating Expenses)
    Depreciation and amortization expense was $384, or 0.6% of revenue, for the three months ended September 30, 2020, versus $172, or 0.3% of revenue, for the comparable 2019 period. For the nine months ended September 30, 2020, depreciation and amortization expense was $1,049, or 0.6% of revenue versus $545, or 0.4% of revenue, for the comparable 2019 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of acquired intangible assets.
Interest Expense
    Interest expense was $1,674 for the three months ended September 30, 2020, versus $10 for the comparable 2019 period. For the nine months ended September 30, 2020, interest expense was $1,756 versus $30 for the comparable 2019 period. Interest expense includes expense associated with the issuance of our senior convertible notes in July 2020 and fees associated with the Loan and Security Agreement (as amended, the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015.
Interest Income
Interest income was $10 for the three months ended September 30, 2020, versus $81 for the comparable 2019 period. For the nine months ended September 30, 2020, interest income was $40 versus $402 for the comparable 2019 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
    Other income was $25 for the three months ended September 30, 2020, versus other expense of $13 for the comparable 2019 period. For the nine months ended September 30, 2020, other expense was $396 versus $89 for the comparable 2019 period. For the three and nine months ended September 30, 2020 and 2019, other income/expense consisted primarily of foreign currency transaction gains and losses and the gain/loss on sale of fixed assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three and nine months ended September 30, 2020, was $66 and $377, respectively, versus $166 and $544, respectively, for the comparable 2019 periods. Income tax expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
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
Liquidity and Capital Resources
As of September 30, 2020, our cash, cash equivalents, and marketable securities classified as current totaled $124,792. Included in this amount is approximately $11,447 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
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

The major components of changes in cash flows for the nine months ended September 30, 2020 and 2019, are discussed in the following paragraphs.
Operating Activities
    Net cash provided by operating activities was $19,575 for the nine months ended September 30, 2020, versus net cash used in operating activities of $6,757 for the comparable 2019 period, an increase of $26,332. Changes in operating assets and liabilities of $(93) during the nine months ended September 30, 2020, versus $(14,281) in the comparable 2019 period, were primarily due to:
•accounts receivable increased $8,221 during the nine months ended September 30, 2020, as a result of timing of collections as compared to a $11,051 increase in the comparable 2019 period;
•prepaid expenses and other current assets increased $2,679 during the nine months ended September 30, 2020, due to an increase in, prepaid expenses and insurance, and VAT receivable, offset by the amortization of prepaid bandwidth and backbone expenses, compared to an increase of $777 in the comparable 2019 period;
•accounts payable and other current liabilities increased $8,159 during the nine months ended September 30, 2020, versus an increase of $3,675 for the comparable 2019 period due to timing of variable compensation and vendor payments; and
•net payments for provision for litigation decreased $3,040 as a result of our final payments from a settled litigation matter during the three months ended June 30, 2019.
    Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2020 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $71,917 for the nine months ended September 30, 2020, versus net cash used in investing activities of $2,299 for the comparable 2019 period. For the nine months ended September 30, 2020, net cash used in investing activities was related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform. For the nine months ended September 30, 2019, net cash used in investing activities primarily related to cash received from the sale and maturities of marketable securities, offset by cash used for capital expenditures, primarily for servers and network equipment and the purchase of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our content delivery network. During the nine months ended September 30, 2020, we made capital expenditures of $22,128, which represented approximately 13% of our total revenue. We currently expect capital expenditures in 2020 to be approximately $25 to $30 million, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash provided by financing activities was $109,107 for the nine months ended September 30, 2020, versus net cash used in financing activities of $1,412 for the comparable 2019 period. Net cash provided by financing activities in the nine months ended September 30, 2020, primarily relates to cash received from the issuance of our Notes of $121,600, and the exercise of stock options and our employee stock purchase plan of $8,691, offset by $16,413 premium paid related to our capped call transactions, $784 payment of debt issuance costs, and the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $3,987.
Net cash used in financing activities in the nine months ended September 30, 2019, primarily relates to the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $2,528, offset by cash received from the exercise of stock options and our employee stock purchase plan of $1,116.
Convertible Senior Notes and Capped Call Transactions
In July 2020, we issued $125,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2025 (the Notes), with an initial conversion rate of 117.2367 shares of our common stock (equal to an initial conversion rate of $8.53 per share), subject to adjustment in some events. The Notes will be senior, unsecured obligations of ours and will be equal in right of payment with our senior, unsecured indebtedness; senior in right of payment to our indebtedness that is expressly subordinated to the Notes; effectively subordinated to our senior, secured indebtedness, including future borrowings, if any, under our $20,000 credit facility with SVB, to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank, National Association, as trustee. The Indenture does not contain any financial covenants.
The Notes mature on August 1, 2025, unless earlier converted, redeemed or repurchased in accordance with their term prior to the maturity date. Interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2021. We may not redeem the Notes prior to August 4, 2023.
On or after August 4, 2023, and on or before the 40th scheduled trading day immediately before the maturity date, we may redeem for cash all or any portion of the Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will equal 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.
During the three months ended September 30, 2020, the conditions allowing holders of the Notes to convert were not met and therefore the Notes are not yet convertible.
In connection with the offering of the Notes, we also entered into privately negotiated capped call transactions (collectively, the Capped Calls). The Capped Calls have an initial strike price of approximately $8.53 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $13.38 per share, subject to certain adjustments. The capped call transactions cover, subject to anti-dilution adjustments, approximately 14.7 million shares of our common stock and are expected to offset the potential economic dilution to our common stock up to the initial cap price.
Line of Credit
    In July 2020, we entered into a Sixth Amendment (Sixth Amendment) to the Credit Agreement with SVB. Under the Sixth Amendment, the maximum principal commitment amount remained at $20,000. In addition, the Sixth Amendment modified language within the Credit Agreement which permitted us to issue our Notes. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2022.
    As of September 30, 2020, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate.  As of September 30, 2020, and December 31, 2019, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000.
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
    We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of September 30, 2020, we were in compliance with our covenant under the Credit Agreement.
    For a more detailed discussion regarding our Credit Agreement and Sixth Amendment, please refer to Note 8 "Debt - Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Share Repurchases
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the nine months ended September 30, 2020 and 2019, we did not repurchase any shares under the repurchase program. As of September 30, 2020, there remained $21,200 under this share repurchase program.
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
    The following table presents our contractual obligations and commercial commitments, as of September 30, 2020, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$36,576	$24,238	$12,165	$173	$—
Rack space commitments	16,479	9,960	6,014	505	—
Total purchase commitments	53,055	34,198	18,179	678	—
Right-of-use assets and other operating leases	17,693	3,374	4,247	2,878	7,194
Total commitments	$70,748	$37,572	$22,426	$3,556	$7,194
Off Balance Sheet Arrangements
As of September 30, 2020, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit under the Credit Agreement, as amended, is at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of September 30, 2020, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international customers. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2019, would have been higher by approximately $3,049, and our net loss for the nine months ended September 30, 2020, would have been higher by approximately $2,959. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. During the three months ended September 30, 2020 and 2019, sales to our top 20 customers accounted for approximately 79% and 74%, respectively, of our total revenue. During the three months ended September 30, 2020, we had one customer, Amazon, who represented more than 10% of our total revenue. During the three months ended September 30, 2019, we had one customer, Amazon, who represented more than 10% of our total revenue.
For the nine months ended September 30, 2020 and 2019, sales to our top 20 customers accounted for approximately 77% and 71%, respectively, of our total revenue. During the nine months ended September 30, 2020, we had two customers, Amazon and Sony, who each represented more than 10% of our total revenue. During the nine months ended September 30, 2019, we had one customer, Amazon, who represented more than 10% of our total revenue.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
    For a description of our material pending legal proceedings, please refer to Note 9 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
    We have been involved in multiple intellectual property lawsuits in the past. We are from time to time party to other lawsuits. The outcome of all litigation is inherently unpredictable. The expenses of defending these lawsuits, particularly fees paid to our lawyers and expert consultants, have been significant to date. If the cost of prosecuting or defending current or future lawsuits continues to be significant, it may continue to adversely affect our operating results during the pendency of such lawsuits. Lawsuits also require a diversion of management and technical personnel time and attention away from other activities to pursue the defense or prosecution of such matters. In addition, adverse rulings in such lawsuits either alone or cumulatively may have an adverse impact on our revenue, expenses, market share, reputation, liquidity and financial condition.
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
During any given fiscal period, a relatively small number of customers typically account for a significant percentage of our revenue. For the nine months ended September 30, 2020, sales to our top 20 customers accounted for approximately 77% of our total revenue. During the nine months ended September 30, 2020, we had two customers, Amazon and Sony, who each represented 10% or more of our total revenue.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected work forces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. For example, in response to the outbreak of COVID-19, we activated our pandemic response plan and took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices, and canceling participation in various industry events. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease consumer spending, adversely affect demand for our technology and services, cause one or more of our customers and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers, impact expected spending from new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition.
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
As of September 30, 2020, we had a goodwill balance of approximately $77,126, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
In addition, global privacy laws affect our business, including the EU's General Data Protection Regulation, (GDPR) and Brazil's Lei Geral de Protecao de Dados Pessoais (LGPD). GDPR specifically imposes more stringent EU data protection requirements, and provides for greater penalties for noncompliance. Furthermore, court decisions have resulted in continued evolution in how U.S. companies must comply with the law. In October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. Following the invalidation of the Safe Harbor framework, the U.S. and EU authorities reached a political agreement regarding a means for legitimizing personal data transfers from the European Economic Area to the United States, the EU-U.S. Privacy Shield. However, in June 2020, the EU-U.S. Privacy Shield met the same fate of the Safe Harbor framework when the European Court of Justice invalided the EU-U.S. Privacy Shield. As a result, thousands of companies who had been partially or fully reliant upon Privacy Shield to transfer personal data of EU citizens to the United States had to promptly find other viable methods. We expect that we will continue to face uncertainty as to whether our evolving efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. As of August 2020, the LGPD imposes requirements similar to GDPR on products and services offered to users in Brazil. These laws and regulations can be costly to comply with, could expose us to significant penalties for non-compliance, can delay or impede the development or adoption of our products and services, reduce the overall demand for our services, result in negative publicity, increase our operating costs, require significant management time and attention, slow the pace at which we close (or prevent us from closing) sales transactions, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.
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
Risks Related to Our Outstanding Convertible Notes
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.
In July 2020, we issued $125,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2025 (the Notes) in a private offering. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.
We incurred $125,000 principal amount of additional indebtedness in connection with the Notes. We may also incur additional indebtedness to meet future financing needs, including under our credit facility with SVB. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations, and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, the Credit Agreement governing our credit facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
Holders of the Notes may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities, and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase the Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.
The accounting method for the Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
We expect that, under applicable accounting principles, the initial liability carrying amount of the Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, non-convertible debt. We expect to reflect the difference between the net proceeds from the offering of the Notes and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our common stock and the Notes.

In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the Notes in our diluted earnings per share. Under this method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in our diluted earnings per share. In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, in July 2019, the Financial Accounting Standards Board published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no note holders convert their Notes and could materially reduce our reported working capital.
Transactions relating to our Notes may affect the value of our common stock.
In connection with the pricing of the Notes, we entered into capped call transactions (collectively, the Capped Calls) with one of the initial purchasers of the Notes and other financial institutions (collectively, the Option Counterparties). The Capped Calls cover, subject to customary adjustments, the number of shares of common stock initially underlying the Notes. The Capped Calls are expected generally to reduce the potential dilution of our common stock upon conversion of the Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the aggregate principal amount of converted Notes, as the case may be, with such reduction or offset subject to a cap.
In addition, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Notes and from time to time prior to the maturity of the Notes (and are likely to do so on each exercise date of the Capped Calls, which are expected to occur during the 40 trading day period beginning on the 41st scheduled trading day prior to the maturity date of the Notes, or following any termination of any portion of the Capped Calls in connection with any repurchase, redemption, or conversion of the Notes if we make the relevant election under the Capped Calls). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
We are subject to counterparty risk with respect to the Capped Calls.
The Option Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price subject to the cap and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
    Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5. Other Information
    None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.2	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

4.1	Indenture between Limelight Networks, Inc. and U.S. Bank National Association dated July 27, 2020	8-K	001-33508	4.1	7/27/20

4.2	Form of 3.50% Convertible Senior Notes due August 1, 2025 (included in Exhibit 4.1).	8-K	001-33508	4.2	7/27/20

10.1	Sixth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated July 22, 2020.	8-K	001-33508	10.1	7/23/20

10.2	Form of Capped Call Transaction Confirmation.	8-K	001-33508	10.1	7/27/20

10.3	Transition Agreement and Release between the Registrant and Kurt Silverman dated September 3, 2020					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
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

LIMELIGHT NETWORKS, INC.

Date:	October 23, 2020	By:	/s/ DANIEL R. BONCEL
Daniel R. Boncel Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)