Form 10-Q
period 2021-03-31
Limelight Networks, Inc.
filed 2021-04-30
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of April 22, 2021: 125,688,564 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2021

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
•our plans regarding investing in our eXperience Delivery Network (XDN), as well as other products and technologies;
•our beliefs regarding the competition within the digital edge platform industry;
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
•our approach to identifying, attracting and keeping new and existing clients, our focus on core market growth segments where we have a right-to-win, as well as our expectations regarding client turnover;
•the sufficiency of our sources of funding;
•the sufficiency of our facilities to meet our needs;
•our beliefs regarding our interest rate risk;
•our beliefs regarding inflation risks;
•our beliefs regarding expense and productivity of and competition for our sales force; and
•our beliefs regarding the significance of our large clients.
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
Unless expressly indicated or the context requires otherwise, the terms "Limelight," "we," "us," and "our" in this document refer to Limelight Networks, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. All information is presented in thousands, except per share amounts, client count, headcount and where specifically noted.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,620	$46,795
Marketable securities	81,308	76,928
Accounts receivable, net	29,151	31,675
Income taxes receivable	102	68
Prepaid expenses and other current assets	14,784	15,588
Total current assets	160,965	171,054
Property and equipment, net	46,863	46,418
Operating lease right of use assets	9,521	10,150
Marketable securities, less current portion	40	40
Deferred income taxes	1,577	1,530
Goodwill	77,421	77,753
Other assets	6,742	7,233
Total assets	$303,129	$314,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,029	$4,587
Deferred revenue	844	933
Operating lease liability obligations	2,233	2,465
Income taxes payable	322	253
Other current liabilities	19,264	17,560
Total current liabilities	30,692	25,798
Convertible senior notes, net	121,200	100,945
Operating lease liability obligations, less current portion	10,781	11,265
Deferred income taxes	360	279
Deferred revenue, less current portion	226	220
Other long-term liabilities	476	479
Total liabilities	163,735	138,986
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 125,248 and 123,653 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	125	124
Additional paid-in capital	545,516	556,512
Accumulated other comprehensive loss	(8,462)	(7,511)
Accumulated deficit	(397,785)	(373,933)
Total stockholders’ equity	139,394	175,192
Total liabilities and stockholders’ equity	$303,129	$314,178

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$51,195	$57,012
Cost of revenue:
Cost of services	33,021	31,113
Depreciation — network	5,679	5,150
Total cost of revenue	38,700	36,263
Gross profit	12,495	20,749
Operating expenses:
General and administrative	12,948	7,882
Sales and marketing	9,835	11,894
Research and development	6,113	5,618
Depreciation and amortization	540	341
Restructuring charge	6,873	—
Total operating expenses	36,309	25,735
Operating loss	(23,814)	(4,986)
Other income (expense):
Interest expense	(1,286)	(10)
Interest income	45	25
Other, net	(214)	(110)
Total other expense	(1,455)	(95)
Loss before income taxes	(25,269)	(5,081)
Income tax expense	260	176
Net loss	$(25,529)	$(5,257)

Net loss per share:
Basic	$(0.21)	$(0.04)
Diluted	$(0.21)	$(0.04)

Weighted average shares used in per share calculation:
Basic	124,290	118,964
Diluted	124,290	118,964

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(25,529)	$(5,257)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	12	—
Foreign currency translation gain (loss)	(963)	(1,339)
Other comprehensive income (loss)	(951)	(1,339)
Comprehensive loss	$(26,480)	$(6,596)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended March 31, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2020	123,653	$124	$556,512	$(7,511)	$(373,933)	$175,192
Cumulative effect of adoption of new accounting pronouncement	—	—	(21,733)	—	1,677	(20,056)
Net loss	—	—	—	—	(25,529)	(25,529)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	12	—	12
Foreign currency translation adjustment, net of taxes	—	—	—	(963)	—	(963)
Exercise of common stock options	1,158	1	2,847	—	—	2,848
Vesting of restricted stock units	633	—	(1)	—	—	(1)
Restricted stock units surrendered in lieu of withholding taxes	(196)	—	(671)	—	—	(671)
Share-based compensation	—	—	8,562	—	—	8,562
Balance March 31, 2021	125,248	$125	$545,516	$(8,462)	$(397,785)	$139,394

For the Three Months Ended March 31, 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2019	118,368	$118	$530,285	$(9,210)	$(354,656)	$166,537
Net loss	—	—	—	—	(5,257)	(5,257)
Foreign currency translation adjustment, net of taxes	—	—	—	(1,339)	—	(1,339)
Exercise of common stock options	698	1	2,138	—	—	2,139
Vesting of restricted stock units	876	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(300)	—	(1,515)	—	—	(1,515)
Share-based compensation	—	—	3,298	—	—	3,298
Balance March 31, 2020	119,642	$120	$534,205	$(10,549)	$(359,913)	$163,863

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(25,529)	$(5,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,219	5,491
Share-based compensation	8,562	5,064
Foreign currency remeasurement gain	(71)	(397)
Deferred income taxes	(10)	(44)
Accounts receivable charges	466	158
Amortization of premium on marketable securities	609	—
Noncash interest expense	199	—
Changes in operating assets and liabilities:
Accounts receivable	2,059	(285)
Prepaid expenses and other current assets	446	(1,433)
Income taxes receivable	(36)	3
Other assets	399	626
Accounts payable and other current liabilities	5,209	5,892
Deferred revenue	(84)	(250)
Income taxes payable	73	2
Other long term liabilities	(3)	6
Net cash (used in) provided by operating activities	(1,492)	9,576
Investing activities
Purchases of marketable securities	(10,874)	—
Sale and maturities of marketable securities	5,897	—
Purchases of property and equipment	(6,628)	(6,863)
Net cash used in investing activities	(11,605)	(6,863)
Financing activities
Payments of employee tax withholdings related to restricted stock vesting	(671)	(1,515)
Proceeds from employee stock plans	2,847	2,138
Net cash provided by financing activities	2,176	623
Effect of exchange rate changes on cash and cash equivalents	(254)	(250)
Net increase (decrease) in cash and cash equivalents	(11,175)	3,086
Cash and cash equivalents, beginning of period	46,795	18,335
Cash and cash equivalents, end of period	$35,620	$21,421
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,252	$10
Cash paid during the period for income taxes, net of refunds	$229	$220

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2021
1. Nature of Business
Limelight Networks Inc., is an industry-leader in edge access and content delivery services that provides powerful tools and a client-first approach to optimize and deliver digital experiences at the edge. We are a trusted partner to the world’s biggest brands and serve their global customers with experiences such as livestream sporting events, global movie launches, video games, or file downloads for new phone apps. We offer one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable.
We were incorporated in Delaware in 2003, and have operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. We began international operations in 2004.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim periods presented and of a normal recurring nature. This quarterly report on Form 10-Q should be read in conjunction with our audited financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2020. All information is presented in thousands, except per share amounts and where specifically noted.
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
Recent Accounting Standards
Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12 to simplifying the accounting for income taxes. ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in the Accounting Standards Codification (ASC) Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. We adopted this guidance effective January 1, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. ASU 2020-06 also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. We early adopted this guidance on January 1, 2021, on a modified retrospective basis. As a result of the adoption of ASU 2020-06, our total remaining interest expense over the contractual terms of our convertible debt will be approximately $20,823 less than under the previous accounting standards. The adoption resulted in a $21,733 decrease in additional paid in capital from the derecognition of the bifurcated equity component, $20,255 increase in debt from the derecognition of the discount associated with the bifurcated equity component and $1,677 decrease to the opening balance of accumulated deficit, representing the cumulative interest expense recognized related to the amortization of the bifurcated conversion option. We wrote-off the related deferred tax liabilities with a corresponding adjustment to the valuation allowance, resulting in no net tax impact to the cumulative adjustment to retained earnings.
Recently Issued Accounting Standards
During the three months ended March 31, 2021, there were no new accounting standards issued that would impact Limelight Networks, Inc.
Significant Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in our Annual Report, except for restructuring charge and convertible senior notes as described below:
Restructuring Charge
We account for restructuring costs under ASC 420, Exit or Disposal Obligations. Restructuring costs are recognized when the liability is incurred. A restructuring liability related to employee terminations is recorded when a one-time benefit arrangement is communicated to an employee who is involuntarily terminated as part of a reorganization and the amount of the termination benefit is known, provided that the employee is not required to render future services in order to receive the termination benefit. If fixed assets, or other assets are to be disposed of as a result of our restructuring efforts, the assets are written off when we commit to dispose of them, and they are no longer in use. If applicable, depreciation is accelerated on fixed assets for the period of time the asset continues to be used until the asset ceases to be used. Other restructuring costs are generally recorded as the cost is incurred or the service is provided.
Convertible Senior Notes
In July 2020, we issued $125,000 aggregate principal amount of 3.50% convertible senior notes. Effective January 1, 2021, we early adopted ASU 2020-06. The conversion option that was previously accounted for under the cash conversion model or beneficial conversion feature model was recombined into a single instrument that is classified as a liability for convertible debt or equity for equity-classified preferred stock.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These clients have entered into contracts with contract terms generally from one to four years. As of March 31, 2021, we have approximately $2,901 of remaining unsatisfied performance obligations. We recognized revenue of approximately $1,901 and $2,154, respectively, during the three months ended March 31, 2021 and 2020, related to these types of contracts with our clients. We expect to recognize approximately 87% of the remaining unsatisfied performance obligations in 2021, approximately 11% in 2022, and approximately 2% in 2023.
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at March 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$548	$—	$1	$547
Corporate notes and bonds	49,867	5	29	49,843
Municipal securities	30,970	—	12	30,958
Total marketable securities	$81,385	$5	$42	$81,348
The amortized cost and estimated fair value of marketable securities at March 31, 2021, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$78,430	$5	$38	$78,397
Due after one year and through five years	2,955	—	4	2,951
Total marketable securities	$81,385	$5	$42	$81,348
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$551	$—	$—	$551
Corporate notes and bonds	45,426	—	41	45,385
Municipal securities	31,039	1	8	31,032
Total marketable securities	$77,016	$1	$49	$76,968
The amortized cost and estimated fair value of marketable securities at December 31, 2020, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$76,976	$1	$49	$76,928
Due after one year and through five years	40	—	—	40
Total marketable securities	$77,016	$1	$49	$76,968
4. Accounts Receivable, net
    Accounts receivable, net include:

	March 31,	December 31,
	2021	2020
Accounts receivable	$30,486	$32,857
Less: credit allowance	(210)	(170)
Less: allowance for doubtful accounts	(1,125)	(1,012)
Total accounts receivable, net	$29,151	$31,675
    The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the three months ended March 31, 2021 and the twelve months ended December 31, 2020:

	Three Months Ended	Twelve Months Ended
	March 31, 2021	December 31, 2020
Beginning of period	$1,012	$973
Provision for credit losses	466	801
Write-offs	(353)	(762)
End of period	$1,125	$1,012
5. Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets include:

	March 31,	December 31,
	2021	2020
Prepaid bandwidth and backbone	2,890	3,519
VAT receivable	4,430	4,392
Prepaid expenses and insurance	2,692	2,906
Vendor deposits and other	4,772	4,771
Total prepaid expenses and other current assets	$14,784	$15,588
6. Property and Equipment, net
    Property and equipment, net include:

	March 31,	December 31,
	2021	2020
Network equipment	$137,685	$136,788
Computer equipment and software	7,147	7,358
Furniture and fixtures	1,607	1,703
Leasehold improvements	7,457	7,470
Other equipment	18	21
Total property and equipment	153,914	153,340
Less: accumulated depreciation	(107,051)	(106,922)
Total property and equipment, net	$46,863	$46,418
    Cost of revenue depreciation expense related to property and equipment was approximately $5,679 and $5,150, respectively, for the three months ended March 31, 2021 and 2020, respectively.
    Operating expense depreciation and amortization expense related to property and equipment was approximately $540 and $341, respectively, for the three months ended March 31, 2021 and 2020, respectively.
7. Other Current Liabilities
    Other current liabilities include:

	March 31,	December 31,
	2021	2020
Accrued compensation and benefits	$5,219	$5,964
Accrued cost of revenue	4,932	5,036
Accrued interest payable	729	1,894
Restructuring charge	4,139	—
Other accrued expenses	4,245	4,666
Total other current liabilities	$19,264	$17,560
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
The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank, National Association, as trustee. The Notes are senior, unsecured obligations of ours and will be equal in right of payment with our senior, unsecured indebtedness; senior in right of payment to our indebtedness that is expressly subordinated to the notes; effectively subordinated to our senior, secured indebtedness, including future borrowings, if any, under our $20,000 credit facility with Silicon Valley Bank (SVB), to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof)

preferred equity, if any, of our subsidiaries. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the Notes become automatically due and payable.
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
(2) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the measurement period) in which the trading price per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
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
During the three months ended March 31, 2021, the conditions allowing holders of the Notes to convert were not met and therefore the Notes are not yet convertible. The Notes are classified as long-term debt on our condensed consolidated balance sheet as of March 31, 2021, and the liability component of the notes are classified as long-term debt on our condensed consolidated balance sheet as of December 31, 2020.
At the time of issuance in July 2020, we separately accounted for the liability and equity components of the Notes. We determined the initial carrying amount of the $102,500 liability component before consideration of debt discount and transaction fees by calculating the present value of the cash flows using an effective interest rate of 8.6%. The interest rate was determined based on non-convertible debt offerings of similar sizes and terms by companies with similar credit ratings (Level 2 inputs). The carrying amount of the equity component, representing the conversion option, was $22,500 and was calculated by deducting the initial carrying value of the liability component from the principal amount of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the 5-year contractual term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. On January 1, 2021, we early adopted ASU 2020-06 on a modified retrospective basis. As a result of the adoption of ASU 2020-06, our total remaining interest expense over the contractual terms of our convertible debt will be approximately $20,823 less than under the previous accounting standards. The adoption resulted in a $21,733 decrease in additional paid in capital from the derecognition of the bifurcated equity component, $20,255 increase in debt from the derecognition of the discount associated with the bifurcated equity component and $1,677 decrease to the opening balance of accumulated deficit, representing the cumulative interest expense recognized related to the amortization of the bifurcated conversion option.
We initially allocated transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs initially attributable to the liability component were $3,400 and are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were $859. Following the adoption of ASU 2020-06, the transaction costs attributable to the original equity component are now being amortized to interest expense over the remaining term of the Notes.
The net carrying amount of the liability and equity components of the Notes was as follows:

	March 31,	December 31,
	2021	2020
Liability component:
Principal	$125,000	$125,000
Debt discount (equity component)	—	(20,823)
Unamortized transaction costs	(3,800)	(3,232)
Net carrying amount	$121,200	$100,945

Equity component, net of transaction costs	$—	$21,733
Interest expense recognized related to the Notes was as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Contractual interest expense	$1,071	$—
Amortization of debt discount	—	—
Amortization of transaction costs	199	—
Total	$1,270	$—
As of March 31, 2021, and December 31, 2020, the estimated fair value of the Notes was $118,294 and $114,233, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.
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

Line of Credit
    In November 2015 we entered into the original Loan and Security Agreement (the Credit Agreement) with SVB. Since the inception, there have been seven amendments, with the most recent amendment being in December 2020. The maximum principal commitment amount remains at $20,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2022. As long as our Adjusted Quick Ratio remains above 1.5 to 1, we no longer are required to submit quarterly borrowing base reports.
    As of March 31, 2021, and December 31, 2020, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000.
As of March 31, 2021, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended March 31, 2021 and 2020, there was no interest expense, and fees expense and amortization was $16 and $10, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of the voting stock of each such foreign subsidiary.
    We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of March 31, 2021, we were in compliance with our covenant under the Credit Agreement.
9. Restructuring Charge
During the first quarter of 2021, management committed to an action to restructure certain parts of the company to focus on improved growth and profitability. As a result, certain headcount reductions were implemented, and we incurred certain charges related to share-based compensation and professional fees. We expect to incur additional restructuring charges related to this action of approximately $6,000 to $7,000 during the remainder of 2021 and through the first quarter of 2022. We do not expect any additional restructure charges related to this action beyond the first quarter of 2022.
The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our condensed consolidated balance sheet) during the three months ended March 31, 2021 (in thousands):

	Employee Severance and Related Benefits	Share-Based Compensation	Professional Fees and Other	Total
Balance as of January 1, 2021	$—	$—	$—	$—
Costs incurred (recorded in restructuring charge)	3,513	1,354	2,006	6,873
Cash disbursements	(1,143)	—	(237)	(1,380)
Non-cash charges	—	(1,354)	—	(1,354)
Balance as of March 31, 2021	$2,370	$—	$1,769	$4,139
10. Contingencies
Legal Matters
We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows and accordingly, no legal contingencies were accrued as of March 31, 2021, and December 31, 2020. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Taxes
We are subject to indirect taxation in various states and foreign jurisdictions. Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on us conducting business online or providing Internet-related services. Increased regulation could negatively affect our business directly, as well as the businesses of our clients, which could reduce their demand for our services. For example, tax authorities in various states and abroad may impose taxes on the Internet-related revenue we generate based on regulations currently being applied to similar but not directly comparable industries.
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
    The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(25,529)	$(5,257)
Basic weighted average outstanding shares of common stock	124,290	118,964
Basic weighted average outstanding shares of common stock	124,290	118,964
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	—
Diluted weighted average outstanding shares of common stock	124,290	118,964
Basic net loss per share	$(0.21)	$(0.04)
Diluted net loss per share:	$(0.21)	$(0.04)
    For the three months ended March 31, 2021 and 2020, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended March 31,
	2021	2020
Employee stock purchase plan	256	234
Stock options	3,400	5,905
Restricted stock units	1,207	1,851
Convertible senior notes	14,654	—
	19,517	7,990
12. Stockholders’ Equity
Common Stock
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the three months ended March 31, 2021 and 2020, we did not repurchase any shares under the repurchase program. As of March 31, 2021, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
    We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated 2007 Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of March 31, 2021 was approximately 15,403.
Employee Stock Purchase Plan
    In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three months ended March 31, 2021 and 2020, we did not issue any shares under the ESPP. As of March 31, 2021, shares reserved for issuance to employees under this plan totaled 3,685, and we held employee contributions of $776 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
    Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at March 31, 2021. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of March 31, 2021, the board of directors had not adopted any resolutions for the issuance of preferred stock.
13. Accumulated Other Comprehensive Loss
    Changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2021, was as follows:

	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2020	$(7,460)	$(51)	$(7,511)
Other comprehensive loss before reclassifications	(963)	12	(951)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(963)	12	(951)
Balance, March 31, 2021	$(8,423)	$(39)	$(8,462)
14. Share-Based Compensation
    The following table summarizes the components of share-based compensation expense included in our consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Share-based compensation expense by type:
Stock options	$5,910	$1,048
Restricted stock units	2,404	3,881
ESPP	248	135
Total share-based compensation expense	$8,562	$5,064
Share-based compensation expense:
Cost of services	$246	$763
General and administrative expense	6,028	2,241
Sales and marketing expense	563	1,228
Research and development expense	371	832
Restructuring charge	$1,354	$—
Total share-based compensation expense	$8,562	$5,064
    Unrecognized share-based compensation expense totaled approximately $10,397 at March 31, 2021, of which $3,502 related to stock options and $6,895 related to restricted stock units. We currently expect to recognize share-based compensation expense of $4,209 during the remainder of 2021, $3,913 in 2022, and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at March 31, 2021.
    During the three months ended March 31, 2021, we entered into transition agreements with four executives which resulted in the modification of previously issued equity grants. The modifications were the result of us accelerating vesting after termination and extending the period of time the employee receives to exercise their outstanding non-qualified stock options. The extension of time to exercise their outstanding non-qualified stock options for the four individuals impacted ranged from six months to two years. The incremental expense recorded as a result of the modifications was $4,310 of which $1,116 is included in restructure charge and $3,194 included in general and administrative expense.
15. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of March 31, 2021.

Right-of-use assets	$9,521

Lease liability obligations, current	$2,233
Lease liability obligations, less current portion	10,781
Total lease liability obligations	$13,014

Weighted-average remaining lease term	8.0 years

Weighted-average discount rate	5.05%
During the three months ended March 31, 2021, we recognized approximately $759 in operating lease costs. Operating lease costs of $115 are included in cost of revenue, and $644 are included in operating expenses in our consolidated statements of operations. During the three months ended March 31, 2021, cash paid for operating leases was approximately $780.
During the three months ended March 31, 2020, we recognized approximately $804 in operating lease costs. Operating lease costs of $131 are included in cost of revenue, and $673 are included in operating expenses in our consolidated statements of operations. During the three months ended March 31, 2020, cash paid for operating leases was approximately $493.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2021, are as follows:

Remainder of 2021	$2,218
2022	2,228
2023	1,743
2024	1,441
2025	1,440
Thereafter	6,829
Total minimum payments	15,899
Less: amount representing interest	2,885
Total	$13,014
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of March 31, 2021:

Remainder of 2021	$33,667
2022	20,811
2023	8,480
2024	3,651
2025	3,166
Thereafter	1,268
Total minimum payments	$71,043
16. Concentrations
    During the three months ended March 31, 2021 and 2020, respectively, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.
    Revenue from clients located within the United States, our country of domicile, was $28,153 for the three months ended March 31, 2021, compared to $34,018 for the three months ended March 31, 2020.
    During the three months ended March 31, 2021 and 2020, respectively, based on client location, we had three countries, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenue.
17. Income Taxes
    Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended March 31, 2021 and 2020 was $260 and $176, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2017 through 2019 remain subject to examination by federal tax authorities. Tax years 2016 through 2019 generally remain subject to examination by state tax authorities. As of March 31, 2021, we are not under any federal or state examination for income taxes.
For the three months ended March 31, 2021 and 2020, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (GILTI) as a result of our net operating loss carryforwards (NOL) and valuation allowance position. We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position.
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

18. Segment Reporting and Geographic Areas
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
    Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended March 31,
	2021		2020
Americas	$28,690	56%	$34,715	61%
EMEA	9,253	18%	9,560	17%
Asia Pacific	13,252	26%	12,737	22%
Total revenue	$51,195	100%	$57,012	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended March 31,
Country / Region	2021	2020
United States / Americas	$28,153	$34,018
United Kingdom / EMEA	$7,082	$7,594
Japan / Asia Pacific	$8,048	$8,222
The following table sets forth long-lived assets by geographic area in which the assets are located:

	March 31,	December 31,
	2021	2020
Americas	$34,745	$32,626
International	12,118	13,792
Total long-lived assets	$46,863	$46,418
19. Fair Value Measurements
As of March 31, 2021, and December 31, 2020, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at March 31, 2021:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$3,065	$3,065	$—	$—
Certificate of deposit (1)	547	—	547	—
Corporate notes and bonds (1)	49,842	—	49,842	—
Municipal securities (1)	30,959	—	30,959	—
Total assets measured at fair value	$84,413	$3,065	$81,348	$—
_______________
(1)    Classified in marketable securities

(2)    Classified in cash and cash equivalents
The following is a summary of fair value measurements at December 31, 2020:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$12,370	$12,370	$—	$—
Certificate of deposit (1)	551	—	551	—
Corporate notes and bonds (1)	45,385	—	45,385	—
Municipal securities	31,032	—	31,032	—
Total assets measured at fair value	$89,338	$12,370	$76,968	$—
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020, included in Part II of our annual report on Form 10-K, as filed with the SEC, on February 12, 2021.
Prior period information has been modified to conform to current year presentation. All information in this Item 2 is presented in thousands, except per share amounts and client count and where otherwise specifically noted.
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we are an industry-leader in edge access and content delivery services that provides powerful tools and a client-first approach to optimize and deliver digital experiences at the edge. We are a trusted partner to the world’s biggest brands and serve their global customers with experiences such as livestream sporting events, global movie launches, video games, or file downloads for new phone apps. We offer one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable. Our mission is to securely manage and globally deliver digital content, building client satisfaction through exceptional reliability and performance.
Our business is dependent on creating an exceptional digital experience by providing our clients with fast, safe, efficient, and reliable edge access and distribution of content delivery and digital asset management services over the Internet every minute of every day. Because of this, we operate a globally distributed network with services that are available 24 hours a day, seven days a week, and 365 days a year. Our sophisticated and powerful network is fully redundant and includes extensive diversity through data center and telecommunication suppliers within and across regions.
Our delivery services represented approximately 80% of our total revenue during the three months ended March 31, 2021. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
In early 2020, the WHO declared COVID-19 a global pandemic. This pandemic has disrupted the normal operations of many businesses, including ours; however, our level of service has remained uninterrupted. There also has been no material impact to our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. The future impacts of the COVID-19 pandemic remain uncertain. Nevertheless, while it is difficult to predict what the world will look like when this pandemic has run its course, we currently do not expect the COVID-19 pandemic to have a material adverse impact on our balance sheet, financial condition, and results of operations, nor do we expect any impairment of goodwill, long-lived assets or right of use assets.
We provide our services in a hyper competitive industry, where differentiation is primarily measured by performance and cost where the difference between providers can be as small as a fraction of a percent. We have experienced the commoditization of our once innovative and highly valued service, which, when combined with the low switching costs in a multi-CDN environment, results in on-going price compression, despite the large, unmet market need for our services. During the first quarter of 2021, we continued to see a decline in our average selling price, primarily the result of on-going price compression with our multi-CDN clients.
In February 2021, Bob Lyons joined the company as President, Chief Executive Officer and Director, replacing Bob Lento. Since that date and under Mr. Lyon's leadership, we have established and begun implementing a go-forward strategy designed to simultaneously address short-term headwinds and to position us to achieve near- and long-term success by building upon and more fully leveraging our ultra-low latency, global network, and operational expertise. We will focus on three key areas:
• Improving our core: Our ability to consistently grow revenue requires us to do a better job at managing the cost structure of our network while anticipating and providing our clients with the tools and reliable performance they need and to do it sooner and better than our competitors. Our recent revenue and profitability trends have been adversely impacted by our costs of services and operating expenses. Our operating expenses are largely driven by payroll and related employee costs. During the quarter ended March 31, 2021, we began implementing a broader and more detailed operating model built on metrics, process discipline, and improvements to client satisfaction, performance, and cost. We are building an internal culture that embraces speed, transparency, and accountability. We also announced tangible steps to improve our cost competitiveness, with a reduction in workforce by approximately 16%. As a result, our employee headcount decreased from 618 on December

31, 2020, to 510 on March 31, 2021. We recorded a restructuring charge of $6,873 and other transition related costs of $4,827, for a total of $11,700 in restructuring and transition related costs during the quarter. We believe these actions will result in approximately $15,000 of recurring annual savings, primarily in selling, general and administrative expense. We are also continuously seeking opportunities to be more efficient.
• Expanding our core: We are redesigning our commercial and product approaches to strengthen and broaden our key client relationships, to support a land and expand strategy. We believe that this, coupled with new edge-based tools and solutions we anticipate bringing to market, will assist in our ability to re-accelerate growth. Key elements of our plan to Expand the Core include tightening the alignment between our Sales and Marketing organizations, a radical shift to a “client success” model that pairs client relationship managers with client performance managers to ensure proactive client success and exploring ways to dynamically optimize how we price our services that gives us more flexibility – and a renewed ability to sell more broadly into our existing client base.
• Extending our core: Longer term, we believe we can drive meaningful improvements to profitability and growth by diversifying our capabilities, clients, and revenue mix. We need to enable digital builders to easily load content faster, personalize it more and protect it outside of a controlled environment. Doing so requires us to evolve our traditional content delivery network (CDN) to what we are calling an eXperience Delivery Network (XDN). We believe we have an opportunity of Extending the use of our network to new clients with new solutions that utilize non-peak traffic solutions.
We are committed to helping our clients deliver better digital experiences to their customers, create better returns for our shareholders, and provide our employees an environment in which they can grow, develop, and win.
The following table summarizes our revenue, costs, and expenses for the three months ended March 31, 2021 and 2020 (in thousands of dollars and as a percentage of total revenue):

	Three Months Ended March 31,
	2021		2020
Revenue	$51,195	100.0%	$57,012	100.0%
Cost of revenue	38,700	75.6%	36,263	63.6%
Gross profit	12,495	24.4%	20,749	36.4%
Operating expenses	29,436	57.5%	25,735	45.1%
Restructuring charge	6,873	13.4%	—	—%
Operating loss	(23,814)	(46.5)%	(4,986)	(8.7)%
Total other income (expense)	(1,455)	(2.8)%	(95)	(0.2)%
Loss before income taxes	(25,269)	(49.4)%	(5,081)	(8.9)%
Income tax expense	260	0.5%	176	0.3%
Net loss	$(25,529)	(49.9)%	$(5,257)	(9.2)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net income (loss), adjusted to exclude share-based compensation, non-cash interest expense and restructuring and transition related charges. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net income (loss), adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude share-based compensation and restructuring and transition related charges. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”

Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our April 29, 2021, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,	Dec. 31,	March 31,
	2021	2020	2020
U.S. GAAP net loss	$(25,529)	$(8,309)	$(5,257)
Share-based compensation	2,644	3,479	5,064
Non-cash interest expense	199	1,070	—
Restructuring and transition related charges	11,700	—	—
Non-GAAP net loss	$(10,986)	$(3,760)	$(193)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended
	March 31,	Dec. 31,	March 31,
	2021	2020	2020
U.S. GAAP net loss	$(25,529)	$(8,309)	$(5,257)
Depreciation and amortization	6,219	6,010	5,491
Interest expense	1,286	2,183	10
Interest and other (income) expense	169	(57)	85
Income tax expense	260	268	176
EBITDA	$(17,595)	$95	$505
Share-based compensation	2,644	3,479	5,064
Restructuring and transition related charges	11,700	—	—
Adjusted EBITDA	$(3,251)	$3,574	$5,569
Critical Accounting Policies and Estimates
    Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the three months ended March 31, 2021, there have been no other significant changes in our critical accounting policies and estimates.
Results of Operations
Revenue
We derive revenue primarily from the sale of our digital content delivery, video delivery, cloud security, edge compute, and origin storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit, rack space services, and hardware to help our clients build out edge solutions.
    The following table reflects our revenue for the three months ended March 31, 2021, compared to the three months ended March 31, 2020:

	Three Months Ended March 31,
			$	%
	2021	2020	Change	Change
Revenue	$51,195	$57,012	$(5,817)	(10)%
    Our revenue decreased during the three months ended March 31, 2021, versus the comparable 2020 period, primarily due to a decrease in our average selling price. The decrease in average selling price was the result of on-going price compression with our multi-CDN clients. The decrease in average selling price was partially off-set by an increase in traffic delivered during the three months ended March 31, 2021 vs the comparable 2020 period. Our active clients worldwide decreased to 527 as of March 31, 2021, compared to 573 as of March 31, 2020.
    During the three months ended March 31, 2021 and 2020, sales to our top 20 clients accounted for approximately 79% and 77%, respectively, of our total revenue. The clients that comprised our top 20 clients change from time to time, and our large clients may not continue to be as significant going forward as they have been in the past.
    During the three months ended March 31, 2021 and 2020, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2021		2020
Americas	$28,690	56%	$34,715	61%
EMEA	9,253	18%	9,560	17%
Asia Pacific	13,252	26%	12,737	22%
Total revenue	$51,195	100%	$57,012	100%
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
    Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2021		2020
Bandwidth and co-location fees	$23,743	46.4%	$20,542	36.0%
Depreciation - network	5,679	11.1%	5,150	9.0%
Payroll and related employee costs	4,674	9.1%	4,814	8.4%
Share-based compensation	246	0.5%	763	1.3%
Other costs	4,358	8.5%	4,994	8.8%
Total cost of revenue	$38,700	75.6%	$36,263	63.6%
Our cost of revenue increased in both aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2021, versus the comparable 2020 period. The changes in cost of revenue were primarily a result of the following:
•Bandwidth expenses increased in aggregate dollars due to higher transit fees and increased peering costs, resulting from increased traffic on our network, our continued expansion in existing, as well as new geographies, and the timing of price compression with our clients and vendors.
•Our co-location costs increased in aggregate dollars primarily due to our expansion in existing, as well as new geographies.
•Depreciation expense increased due to increased capital expenditures over the last two years.
•Payroll and related employee costs were lower as a result of decreased network operations and professional services personnel and lower variable compensation.
•Share-based compensation decreased primarily as a result of lower equity variable compensation in the first quarter of 2021 versus the comparable 2020 period.
•Other costs decreased primarily due to a decrease in international re-seller costs, professional fees, and travel and entertainment expense. These decreases were partially off-set by increased fees and licenses.

General and Administrative
    General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2021		2020
Payroll and related employee costs	$3,977	7.8%	$3,215	5.6%
Professional fees and outside services	1,227	2.4%	757	1.3%
Share-based compensation	6,028	11.8%	2,241	3.9%
Other costs	1,716	3.4%	1,669	2.9%
Total general and administrative	$12,948	25.3%	$7,882	13.8%
Our general and administrative expense increased in aggregate dollars and increased as a percentage of total revenue for the three months ended March 31, 2021, versus the comparable 2020 period.
The increase in aggregate dollars for the three months ended March 31, 2021, versus the comparable 2020 period was primarily driven by increased share based compensation, payroll and related employee costs, and increased professional fees. The increase in share-based compensation was the result of a transition agreement entered into between us and our former CEO who retired in January 2021 which modified existing share-based awards and resulted in additional share-based compensation. Payroll and related employee costs increased due to the transition agreement and higher salary expense for general and administrative personnel. Professional fees increased due to higher legal fees associated with corporate and governance matters. The small increase in other costs was the result of increased bad debt expense, partially off-set by decreased travel and entertainment expenses, and decreased fees and licenses.
    We expect our general and administrative expenses for 2021 to increase in both aggregate dollars and as a percentage of total revenue due primarily to transition related expenses.
Sales and Marketing
    Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2021		2020
Payroll and related employee costs	$7,488	14.6%	$8,195	14.4%
Share-based compensation	563	1.1%	1,228	2.2%
Marketing programs	433	0.8%	470	0.8%
Other costs	1,351	2.6%	2,001	3.5%
Total sales and marketing	$9,835	19.2%	$11,894	20.9%
Our sales and marketing expense decreased in both aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2021, versus the comparable 2020 period.
The decrease in aggregate dollars for the three months ended March 31, 2021, versus the comparable 2020 period was primarily driven by decreased payroll and related employee costs, decreased share-based compensation and decreased other costs. The decrease in payroll and related employee costs was due to lower salaries and lower variable compensation. The decrease in share-based compensation was primarily due to lower equity variable compensation in the first quarter of 2021 versus the comparable 2020 period and the impact of the reduction in force. The decrease in other costs was due to decreased travel and entertainment, and lower other employee costs, off-set by an increase in consulting.
    We expect our sales and marketing expenses for 2021 to decrease as a result of the March 2021 reduction in workforce.

Research and Development
    Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2021		2020
Payroll and related employee costs	$4,159	8.1%	$3,595	6.3%
Share-based compensation	371	0.7%	832	1.5%
Other costs	1,583	3.1%	1,191	2.1%
Total research and development	$6,113	11.9%	$5,618	9.9%
    Our research and development expense increased in aggregate dollars and increased as a percentage of total revenue for the three months ended March 31, 2021, versus the comparable 2020 period.
The increase in aggregate dollars during the three months ended March 31, 2021, was primarily due to an increase in payroll and related employee costs and other costs. The increase in payroll and related employee costs was due to increased salary for research and development personnel. The increase in other costs was primarily due to increased fees and licenses, off-set by decreased travel and entertainment and supplies. These increases were off-set by a decrease in share-based compensation primarily due to lower equity variable compensation in the first quarter of 2021 versus the comparable 2020 period and the impact of the reduction in force.
    We expect our research and development expenses for 2021 to remain consistent throughout the year.
Depreciation and Amortization (Operating Expenses)
    Depreciation and amortization expense was $540, or 1.0% of revenue, for the three months ended March 31, 2021, versus $341, or 0.6% of revenue, for the comparable 2020 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of acquired intangible assets.
Restructuring Charge
The restructuring charge for the three month period ended March 31, 2021, was primarily the result of management's commitment to an action to restructure certain parts of the company to focus on improved growth and profitability. As a result, certain headcount reductions were made, as well as incurring certain charges for share-based compensation and professional fees. Please refer to Note 9 "Restructuring Charge" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to incur additional restructuring charges related to this action of approximately $6,000 to $7,000 during the remainder of 2021 and through the first quarter of 2022. We do not expect any additional restructure charges related to this action beyond the first quarter of 2022.
Interest Expense
    Interest expense was $1,286 for the three months ended March 31, 2021, versus $10 for the comparable 2020 period. Interest expense includes expense associated with the issuance of our senior convertible notes in July 2020 and fees associated with the Loan and Security Agreement (as amended, the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015.
Interest Income
Interest income was $45 for the three months ended March 31, 2021, versus $25 for the comparable 2020 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
    Other expense was $214 for the three months ended March 31, 2021, versus other expense of $110 for the comparable 2020 period. For the three months ended March 31, 2021 and 2020, other income/expense consisted primarily of foreign currency transaction gains and losses and the gain/loss on sale of fixed assets.

Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three months ended March 31, 2021 was $260, versus $176 for the comparable 2020 period. Income tax expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of March 31, 2021, our cash, cash equivalents, and marketable securities classified as current totaled $116,928. Included in this amount is approximately $9,710 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
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
The major components of changes in cash flows for the three months ended March 31, 2021 and 2020, are discussed in the following paragraphs.
Operating Activities
    Net cash used in operating activities was $1,492 for the three months ended March 31, 2021, versus net cash provided by operating activities of $9,576 for the comparable 2020 period, a decrease of $11,068. Changes in operating assets and liabilities of $8,063 during the three months ended March 31, 2021, versus $4,561 in the comparable 2020 period, were primarily due to:
•accounts receivable decreased $2,059 during the three months ended March 31, 2021, as a result of timing of collections as compared to a $285 increase in the comparable 2020 period;
•prepaid expenses and other current assets decreased $446 during the three months ended March 31, 2021, due to a decrease in, prepaid bandwidth and backbone expenses, and prepaid expenses and insurance. These decreases were offset by a small increase in VAT receivable, compared to an increase of $1,433 in the comparable 2020 period;
•accounts payable and other current liabilities increased $5,209 during the three months ended March 31, 2021, versus an increase of $5,892 for the comparable 2020 period due to our restructuring charge accrual, off-set by the timing of variable compensation, interest and vendor payments.
    Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2021 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $11,605 for the three months ended March 31, 2021, versus net cash used in investing activities of $6,863 for the comparable 2020 period. For the three months ended March 31, 2021, net cash used in investing activities was related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, offset by cash received from the sale and maturities of marketable securities. For the three months ended March 31, 2020, net cash used in investing activities related to cash used for capital expenditures, primarily for servers and network equipment.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our network. During the three months ended March 31, 2021, we made capital expenditures of $6,628, which represented approximately 13% of our total revenue. We currently expect capital expenditures in 2021 to be approximately $20 to $25 million, as we continue to increase the capacity of our global network and re-fresh our systems.

Financing Activities
Net cash provided by financing activities was $2,176 for the three months ended March 31, 2021, versus net cash provided by financing activities of $623 for the comparable 2020 period. Net cash provided by financing activities in the three months ended March 31, 2021, primarily relates to cash received from the exercise of stock options of $2,847 offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $671.
Net cash provided by financing activities in the three months ended March 31, 2020, primarily relates to cash received from the exercise of stock options of $2,138, offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,515.
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
During the three months ended March 31, 2021, the conditions allowing holders of the Notes to convert were not met and therefore the Notes are not yet convertible.
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
Line of Credit
In November 2015 we entered into the Credit Agreement with SVB. Since the inception, there have been seven amendments, with the most recent amendment being in December 2020. The maximum principal commitment amount remains at $20,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2022. As long as our Adjusted Quick Ratio remains above 1.5 to 1, we no longer are required to submit quarterly borrowing base reports.
    As of March 31, 2021, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. As of March 31, 2021, and December 31, 2020, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000.

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
    We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of March 31, 2021, we were in compliance with our covenant under the Credit Agreement.
    For a more detailed discussion regarding our Credit Agreement, please refer to Note 8 "Debt - Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Share Repurchases
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the three months ended March 31, 2021 and 2020, we did not repurchase any shares under the repurchase program. As of March 31, 2021, there remained $21,200 under this share repurchase program.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for right-of-use (ROU) assets, primarily office facilities, and purchase commitments for bandwidth and computer rack space. These commitments expire on various dates ranging from 2021 to 2030. We expect that the growth of our business will require us to continue to add to and increase our ROU assets and long-term commitments in 2021 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
    The following table presents our contractual obligations and commercial commitments, as of March 31, 2021, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$54,825	$31,533	$16,721	$6,232	$339
Rack space commitments	16,218	11,194	4,921	103	—
Total purchase commitments	71,043	42,727	21,642	6,335	339
Right-of-use assets and other operating leases	16,012	2,941	3,721	2,884	6,466
Total commitments	$87,055	$45,668	$25,363	$9,219	$6,805
Off Balance Sheet Arrangements
As of March 31, 2021, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit under the Credit Agreement, as amended, is at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of March 31, 2021, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international clients. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2020, would have been higher by approximately $3,903, and our net loss for the three months ended March 31, 2021, would have been higher by approximately $963. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of clients typically account for a significant percentage of our revenue. During the three months ended March 31, 2021 and 2020, sales to our top 20 clients accounted for approximately 79% and 77%, respectively, of our total revenue. During the three months ended March 31, 2021 and March 31, 2020, we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue.
    In 2021, we anticipate that our top 20 client concentration levels will remain consistent with 2020. In the past, the clients that comprised our top 20 clients have continually changed, and our large clients may not continue to be as significant going forward as they have been in the past.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
    For a description of our material pending legal proceedings, please refer to Note 10 "Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors
    Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item II, and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. All information is presented in thousands, except per share amounts, client count, head count and where specifically noted.
Risks Related to Industry Dynamics and Competition
We currently face competition from established competitors and may face competition from others in the future.
We compete in markets that are intensely competitive, where differentiation is primarily measured by performance and cost where the difference between providers can be as small as a fraction of a percent or penny. In these markets, vendors offer a wide range of alternate solutions, and in a multi-CDN environment, our clients can route traffic to us, or away from us, within seconds, and at minimal costs. This naturally results in on-going price compression, and increased competition on features, functionality, integration and other factors. Several of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader client relationships and industry alliances, and substantially greater financial, technical and marketing resources than we do. As a consequence of the hyper competitive dynamics in our markets, we have experienced price compression, and an increased requirement for product advancement and innovation in order to remain competitive, which in turn have adversely affected and may continue to adversely affect our revenue, gross margin and operating results.
Our primary competitors for our services include Akamai, Lumen Technologies, Amazon, CDNetworks, Fastly, StackPath, and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which clients typically can switch among service providers in a multi-CDN environment, differentiated offerings or pricing by competitors could lead to a rapid loss of clients. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of clients and loss of market share, which could harm our business, financial condition and results of operations.
If we are unable to develop, improve, and expand our new services, to extend enhancements to the existing portfolio of services that we offer, or if we fail to predict and respond to emerging technological trends and clients’ changing needs, our operating results and market share may suffer.
The market for our services is characterized by rapidly changing technology, evolving industry standards, and new product and service introductions. Our operating results depend on our ability to help our clients deliver better digital experiences to their customers, understand user preferences, and predict industry changes. Our operating results also depend on our ability to improve and expand our solutions and services on a timely basis, and develop and extend new services into existing and emerging markets. This process is complex and uncertain. We must commit significant resources to improving and expanding our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not successfully execute our initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. As prices for our core services fall, we will increasingly rely on new capabilities, product offerings, and other service offerings to maintain or increase our gross margins. Failures in execution, delays in improving and expanding our services, failures to extend our service offerings, or a market that does not accept the services and capabilities we introduce could result in competitors providing more differentiation than we do, which could lead to loss of market share, revenue, and earnings.
Risks Relating to Our Operations
Any unplanned interruption or degradation in the functioning or availability of our network or services, or attacks on or disruptions to our internal information technology systems, could lead to increased costs, a significant decline in our revenue, and harm to our reputation.
Our business is dependent on providing our clients with an exceptional digital experience that is fast, efficient, safe, and reliable every minute of every day. Our services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity or access, failure of our software or global network infrastructure and power losses. In addition, we deploy our servers in third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services.
We may also experience business disruptions caused by security incidents, such as software viruses and malware, unauthorized hacking, DDoS attacks, security system control failures in our own systems or from vendors we or our clients use, email phishing, software vulnerabilities, social engineering, or other cyberattacks. These types of security incidents have been increasing in sophistication and frequency and sometimes result in the unauthorized access to or use of, and/or loss of intellectual property, client or employee data, trade secrets, or other confidential information. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software programs, and other security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, and loss of existing or potential clients.
Any material interruption or degradation in the functioning of our services for any reason could reduce our revenue and harm our reputation with existing and potential clients, and thus adversely impact our business and results of operations. This is true even if such interruption or degradation was for a relatively short period of time, but occurred during the streaming of a significant live event, launch by a client of a new streaming service, or the launch of a new video-on-demand offering.
If we are unable to sell our services at acceptable prices relative to our costs, our revenue and gross margins will decrease and our business and financial results will suffer.
Our once innovative and highly valued service has become commoditized in its current form and we are often in a multi-CDN supplier environment, where our clients can route traffic to us, or away from us, within seconds. This naturally results in on-going price compression. Simultaneously, we invest significant amounts in purchasing capital equipment as part of our effort to increase the capacity of our global network. Our investments in our infrastructure are based upon our assumptions regarding future demand, anticipated network utilization, as well as prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge clients to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services, are unable to achieve an acceptable rate of network utilization, or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments, and our gross profit and results of operations may suffer dramatically.
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
•loss of any significant or existing clients at a rate greater than our increase in sales to new or existing clients;
•failure to increase sales of our services to current clients as a result of their ability to reduce their monthly usage of our services to their minimum monthly contractual commitment;
•failure of a significant number of clients to pay our fees on a timely basis or at all or to continue to purchase our services in accordance with their contractual commitments; and
•inability to attract high quality clients to purchase and implement our current and planned services.

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
We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements. This could lead to the loss of clients and cause us to incur unexpected expenses to make network improvements.
    Our services and solutions are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global network infrastructure has to perform well and be reliable for us to be successful. We will need to continue to invest in infrastructure and client success to account for the continued growth in traffic (and the increased complexity of that traffic) delivered via networks such as ours. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. For example, during 2020, we increased our network capacity by more than 41% to over 90 terabits per second through software enhancements and hardware additions. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition. Also, from time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead to the loss of current and potential clients, which would harm our operating results and financial condition.
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
Our operations are dependent in part upon communications capacity provided by third party telecommunications providers. A material disruption of the communications capacity could harm our results of operations, reputation and client relations.
We enter into arrangements for private line capacity for our backbone from third party providers. Our contracts for private line capacity generally have terms of three to four years. The communications capacity may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party providers. Also, industry consolidation among communications providers could result in fewer viable market alternatives, which could have an impact on our costs of providing services. Alternative providers are currently available; however, it could be time consuming and expensive to promptly identify and obtain alternative third party connectivity. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity from third party providers on terms commercially acceptable to us or at all, our business and financial results would suffer. Similarly, if we are unable to timely deploy enough network capacity to meet the needs of our client base or effectively manage the demand for our services, our reputation and relationships with our clients would be harmed, which, in turn, could harm or business, financial condition and results of operations.
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
Our services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other online content to end-users. Some operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our clients’ access to certain of these end-user access networks. Such measures may include restricting or prohibiting the use of their networks to support or facilitate our services, or charging increased fees to us, our clients or end-users in connection with our services. In 2015, the U.S. Federal Communications Commission (FCC) released network neutrality and open Internet rules that reclassified broadband Internet access services as a telecommunications service subject to some elements of common carrier regulation. Among other things, the FCC order prohibited blocking or discriminating against lawful services and applications and prohibited "paid prioritization," or providing faster speeds or other benefits in return for compensation. In 2017, the FCC overturned these rules. As a result, we or our clients could experience increased cost or slower data on these third-party networks. If we or our clients experience increased cost in delivering content to end users, or otherwise, or if end users perceive a degradation of quality, our business and that of our clients may be significantly harmed. This or other types of interference could result in a loss of existing clients, increased costs and impairment of our ability to attract new clients, thereby harming our revenue and growth.
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
Our business requires the continued development of effective business support systems to support our client growth and related services.
The growth of our business depends on our ability to continue to develop effective business support systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for implementing client orders for services, delivering these services, and timely and accurate billing for these services. The failure to continue to develop effective business support systems could harm our ability to implement our business plans and meet our financial goals and objectives.
Risks Relating to our Clients and Demand for our Services
We depend on a limited number of clients for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from, these clients could significantly harm our results of operations.
A relatively small number of clients typically account for a significant percentage of our revenue. For the three months ended March 31, 2021, sales to our top 20 clients accounted for approximately 79% of our total revenue and we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue.
In the past, the clients that comprised our top 20 clients have continually changed, and we also have experienced significant fluctuations in our individual clients’ usage of, or decreased usage of, our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large client during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results that may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.
Rapidly evolving technologies or new business models could cause demand for our services to decline or could cause these services to become obsolete.
Clients, potential clients, or third parties may develop technological or business model innovations that address digital delivery requirements in a manner that is, or is perceived to be, equivalent or superior to our service offerings. This is particularly true as our clients increase their operations and begin expending greater resources on delivering their content using third party solutions. If we fail to offer services that are competitive to in-sourced solutions, we may lose additional clients or fail to attract clients that may consider pursuing this in-sourced approach, and our business and financial results would suffer.
If competitors introduce new products or services that compete with or surpass the quality or the price or performance of our services, we may be unable to renew our agreements with existing clients or attract new clients at the prices and levels that allow us to generate attractive rates of return on our investment. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. In addition, our clients’ business models may change in ways that we do not anticipate, and these changes could reduce or eliminate our clients’ needs for our services. If this occurred, we could lose clients or potential clients, and our business and financial results would suffer.
As a result of these or similar potential developments, it is possible that competitive dynamics in our market may require us to reduce our prices faster than we anticipate, which could harm our revenue, gross margin and operating results.

Many of our significant current and potential clients are pursuing emerging or unproven business models, which, if unsuccessful, or ineffective at monetizing delivery of their content, could lead to a substantial decline in demand for our content delivery and other services.
Many of our clients’ business models that center on the delivery of rich media and other content to users remain unproven. Some of our clients will not be successful in selling advertising, subscriptions, or otherwise monetizing the content we deliver on their behalf, and consequently, may not be successful in creating a profitable business model. This will result in some of our clients discontinuing their business operations and discontinuing use of our services and solutions. Further, any deterioration and related uncertainty in the global financial markets and economy, such as that caused by the COVID-19 pandemic, could result in reductions in available capital and liquidity from banks and other providers of credit, fluctuations in equity and currency values worldwide, and concerns that portions of the worldwide economy may be in a prolonged recessionary period. In addition, as the COVID-19 pandemic adversely affects the global financial markets and economy, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section. Any of this could materially adversely impact our clients’ access to capital or willingness to spend capital on our services or, in some cases, ultimately cause the client to exit their business. This uncertainty may also impact our clients’ levels of cash liquidity, which could affect their ability or willingness to timely pay for services that they will order or have already ordered from us. From time to time we discontinue service to clients for non-payment of services. We expect clients may discontinue operations or not be willing or able to pay for services that they have ordered from us.
If we are unable to attract new clients or to retain our existing clients, our revenue could be lower than expected and our operating results may suffer.
If our existing and prospective clients do not perceive our services to be of sufficiently high value and quality, we may not be able to retain or expand business with our current clients or attract new clients. We sell our services pursuant to service agreements that generally include some form of financial minimum commitment. Our clients have no obligation to renew their contracts for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our clients have the right to cancel their service agreements prior to the expiration of the terms of their agreements. Aside from minimum financial commitments, clients are not obligated to use our services for any particular type or amount of traffic. For those clients who utilize a multi-CDN strategy, they can route traffic to us, or away from us, within seconds. These facts, in addition to the hyper competitive landscape in our market, means that we cannot accurately predict future client renewal rates or usage rates. Our clients’ usage or renewal rates may decline or fluctuate as a result of a number of factors, including:
•their satisfaction or dissatisfaction with our services;
•the quality and reliability of our network;
•the prices of our services;
•the prices of services offered by our competitors;
•discontinuation by our clients of their Internet or web-based content distribution business;
•mergers and acquisitions affecting our client base; and
•reductions in our clients’ spending levels.
If our clients do not renew their service agreements with us, or if they renew on less favorable terms, our revenue may decline and our business may suffer. Similarly, our client agreements often provide for minimum commitments that are often significantly below our clients’ historical usage levels. Consequently, even if we have agreements with our clients to use our services, these clients could significantly curtail their usage without incurring any penalties under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer. It also is an important component of our growth strategy to market our services and solutions to particular industries or market segments. As an organization, we may not have significant experience in selling our services into certain of these markets. Our ability to successfully sell our services into these markets to a meaningful extent remains unproven. If we are unsuccessful in such efforts, our business, financial condition and results of operations could suffer.
We generate our revenue primarily from the sale of content delivery services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential clients would seriously harm our business.
While we offer our clients a number of services and solutions, we generate the majority of our revenue from charging our clients for the content delivered on their behalf through our global network. We are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Many different factors may have a general tendency to limit or reduce the number of users relying on the Internet for media content, the amount of content consumed by our clients’ users, or the number of providers making this content available online, including, among others:
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
    The influence of any of these or other factors may cause our current or potential clients to reduce their spending on content delivery services, which would seriously harm our operating results and financial condition.
If our ability to deliver media files in popular proprietary content formats was restricted or became cost-prohibitive, demand for our content delivery services could decline, we could lose clients and our financial results could suffer.
Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats was limited, our ability to serve our clients in these formats would be impaired and the demand for our services would decline by clients using these formats. Owners of propriety content formats may be able to block, restrict, or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our clients, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of clients, increased costs, and impairment of our ability to attract new clients, any of which would harm our revenue, operating results, and growth.
Risks Relating to Human Capital Management
Failure to effectively enhance our sales capabilities could harm our ability to increase our client base and achieve broader market acceptance of our services.
Increasing our client base and achieving broader market acceptance of our services will depend to a significant extent on our ability to enhance our sales and marketing operations. We have a concentration of our sales force in Arizona, but we also have a widely deployed field sales force. We have aligned our sales resources to improve our sales productivity and efficiency and to bring our sales personnel closer to our current and potential clients. Adjustments to our sales force have been and will continue to be expensive and could cause some near-term productivity impairments. As a result, we may not be successful in improving the productivity and efficiency of our sales force, which could cause our results of operations to suffer.
We believe that there is significant competition for sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if our sales force productivity efforts do not generate a corresponding significant increase in revenue.
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
Companies, organizations or individuals, including our competitors and non-practicing entities, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. We have been and continue to be the target of intellectual property infringement claims by third parties. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources from the defense of such claims. In addition, many of our agreements with clients require us to defend and indemnify those clients for third-party intellectual property infringement claims against them, which could result in significant additional costs and diversion of resources. If we are determined to have infringed upon a third party’s intellectual property rights, we may also be required to do one or more of the following:
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
Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our clients, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the Internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our clients, may become subject to increased taxation, which could harm our financial results either directly or by forcing our clients to scale back their operations and use of our services in order to maintain their operations. Also, the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the Act), and the regulations promulgated by the FCC under Title II of the Act, may impose obligations on the Internet and those participants involved in Internet-related businesses. In addition, the laws relating to the liability of private network operators for information carried on, processed by or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our clients deliver. If we need to take costly measures to reduce our exposure to the risks posed by laws and regulations that apply to communications and commerce conducted over the Internet, or are required to defend ourselves against related claims, our financial results could be negatively affected.
Several other laws also could expose us to liability and impose significant additional costs on us. For example, the

Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for the delivery of client content that infringe copyrights or other rights, so long as we comply with certain statutory requirements. Also, the Children’s On-line Privacy Protection Act restricts the ability of online services to collect information from minors and the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. There are also emerging regulation and standards regarding the collection and use of personal information and protecting the security of data on networks. Compliance with these laws, regulations, and standards is complex and any failure on our part to comply with these regulations may subject us to additional liabilities.
We are subject to stringent privacy and data protection requirements and any actual or perceived failure by us to comply with such requirements could expose us to liability and have an adverse impact on our business.
We are subject to stringent laws and legal requirements that regulate our collection, processing, storage, use and sharing of certain personal information, including the EU's General Data Protection Regulation (GDPR), Brazil's Lei Geral de Protecao de Dados Pessoais (LGPD), and in the United States, the California Consumer Privacy Act (CCPA), among others. GDPR specifically imposes strict rules regulating data transfers of personal data from the EU to the United States. These laws and regulations are costly to comply with, could expose us to civil penalties and substantial penalties for non-compliance, as well as private rights of action for data breaches, all of which could increase our potential liability. This could also delay or impede the development or adoption of our products and services, reduce the overall demand for our services, result in negative publicity, increase our operating costs, require significant management time and attention, slow the pace at which we close (or prevent us from closing) sales transactions. Furthermore, these laws have prompted a number of proposals for new US and global privacy legislation, which, if enacted, could add additional complexity and potential legal risk, require additional investment of resources, and impact strategies and require changes in business practices and policies.
We expect that we will continue to face uncertainty as to whether our evolving efforts to comply with our obligations under privacy laws will be sufficient. If we are investigated by data protection regulators, we may face fines and other penalties. Any such investigation or charges by data protection regulators could have a negative effect on our existing business and on our ability to attract and retain new clients.
Privacy concerns could lead to regulatory and other limitations on our business, including our ability to use “cookies” and video player “cookies” that are crucial to our ability to provide services to our clients.
Our ability to compile data for clients depends on the use of “cookies” to identify certain online behavior that allows our clients to measure a website or video’s effectiveness. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser or video player when the user makes a request for a web page or to play a video. Certain privacy laws regulate cookies and/or require certain disclosures regarding cookies or place restrictions on the sending of unsolicited communications. In addition, Internet users may directly limit or eliminate the placement of cookies on their computers by, among other things, using software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software and in their video player software. If our ability to use cookies were substantially restricted due to the foregoing, or for any other reason, we would have to generate and use other technology or methods that allow the gathering of user data in order to provide services to clients. This change in technology or methods could require significant re-engineering time and resources, and may not be complete in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all. If the use of cookies is prohibited and we are not able to efficiently and cost effectively create new technology, our business, financial condition and results of operations would be materially adversely affected.
Risks Relating to the COVID-19 Pandemic
The effects of the COVID-19 pandemic have materially affected how we and our clients are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In 2020, the WHO declared COVID-19 a global pandemic. This pandemic adversely affected work forces, organizations, governments, clients, economies, and financial markets globally, and led to an economic downturn and increased market volatility. It also disrupted the normal operations of many businesses, including ours. For example, in response to the outbreak of COVID-19, we activated our pandemic response plan and took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices, and canceling participation in various industry events. The continued persistence of this outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease consumer spending, adversely affect demand for our technology and services, cause some of our clients and partners to exit their business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential clients, impact expected spending from new clients, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Also, the sales cycle for a new client of our technology and services could lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and expect to face difficulty accurately predicting our internal forecasts for the foreseeable future. The outbreak also presents challenges as our workforce is currently working remotely and shifting to assisting new and existing clients who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition.
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
•the impairment of relationships with employees and clients as a result of any integration of new personnel;
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
However, in August 2020, FASB published ASU 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after

December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. On January 1, 2021, we early adopted ASU 2020-06. The adoption of ASU 2020-06 eliminated the separate accounting described above and will reduce the interest expense that we expect to recognize for the Notes for accounting purposes. In addition, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share. Also, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no Note-holders convert their Notes and could materially reduce our reported working capital.
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
•the gain or loss of significant clients;
•market conditions in our industry, the industries of our clients, and the economy as a whole, including the economic impact of the COVID-19 pandemic; and

•adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
The financial condition and results of operations of our operating foreign subsidiaries are reported in the relevant local currency and are then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated U.S. dollar financial statements. Also, although a large portion of our client and vendor agreements are denominated in U.S. dollars, we may be exposed to fluctuations in foreign exchange rates with respect to client agreements with certain of our international clients. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. In addition to currency translation risk, we incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than the relevant local currency. Given the volatility of exchange rates, we may be unable to manage our currency transaction risks effectively. Currency fluctuations could have a material adverse effect on our future international sales and, consequently, on our financial condition and results of operations.
We could incur charges due to impairment of goodwill and long-lived assets.
As of March 31, 2021, we had a goodwill balance of approximately $77,421, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the effects of other risks discussed in this section, fluctuations in our results of operations may be due to a number of factors, including, among others:
•our ability to increase sales to existing clients and attract new clients to our services;
•the addition or loss of large clients, or significant variation in their use of our services;
•costs associated with current or future intellectual property lawsuits and other lawsuits;
•service outages or third party security breaches to our platform or to one or more of our clients’ platforms;
•the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure and the adequacy of available funds to meet those requirements;
•the timing and success of new product and service introductions by us or our competitors;
•the occurrence of significant events in a particular period that result in an increase in the use of our services, such as a major media event or a client’s online release of a new or updated video game or operating system;
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
•limitations on usage imposed by our clients in order to limit their online expenses; and
•war, threat of war or terrorism, including cyber terrorism, and inadequate cybersecurity.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
    Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
    None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.2	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.1	Transition and Employment Agreement between the Registrant and Tom Marth dated March 16, 2021.					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
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

LIMELIGHT NETWORKS, INC.

Date:	April 30, 2021	By:	/s/ DANIEL R. BONCEL
Daniel R. Boncel Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)