Form 10-Q
period 2021-06-30
Limelight Networks, Inc.
filed 2021-08-02
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of July 22, 2021: 126,704,512 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2021

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
•our beliefs regarding the significance of our large clients; and
•our beliefs regarding the impact of health epidemics and pandemics, including the outbreak of COVID-19, on our current and potential clients, and our balance sheet, financial condition, and results of operations.
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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,065	$46,795
Marketable securities	75,471	76,928
Accounts receivable, net	24,867	31,675
Income taxes receivable	57	68
Prepaid expenses and other current assets	14,557	15,588
Total current assets	159,017	171,054
Property and equipment, net	42,406	46,418
Operating lease right of use assets	8,929	10,150
Marketable securities, less current portion	40	40
Deferred income taxes	1,604	1,530
Goodwill	77,642	77,753
Other assets	6,147	7,233
Total assets	$295,785	$314,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,459	$4,587
Deferred revenue	524	933
Operating lease liability obligations	1,977	2,465
Income taxes payable	388	253
Other current liabilities	16,877	17,560
Total current liabilities	32,225	25,798
Convertible senior notes, net	121,371	100,945
Operating lease liability obligations, less current portion	10,358	11,265
Deferred income taxes	306	279
Deferred revenue, less current portion	272	220
Other long-term liabilities	369	479
Total liabilities	164,901	138,986
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 126,705 and 123,653 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	127	124
Additional paid-in capital	550,205	556,512
Accumulated other comprehensive loss	(7,965)	(7,511)
Accumulated deficit	(411,483)	(373,933)
Total stockholders’ equity	130,884	175,192
Total liabilities and stockholders’ equity	$295,785	$314,178

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$48,348	$58,546	$99,543	$115,558
Cost of revenue:
Cost of services	32,976	29,389	66,021	60,502
Depreciation — network	5,929	5,360	11,608	10,510
Total cost of revenue	38,905	34,749	77,629	71,012
Gross profit	9,443	23,797	21,914	44,546
Operating expenses:
General and administrative	7,515	8,187	20,412	16,069
Sales and marketing	5,784	10,929	15,631	22,823
Research and development	5,187	5,572	11,315	11,189
Depreciation and amortization	549	323	1,089	665
Restructuring charges	2,155	—	9,028	—
Total operating expenses	21,190	25,011	57,475	50,746
Operating loss	(11,747)	(1,214)	(35,561)	(6,200)
Other income (expense):
Interest expense	(1,305)	(71)	(2,591)	(82)
Interest income	42	6	87	31
Other, net	(440)	(312)	(655)	(421)
Total other expense	(1,703)	(377)	(3,159)	(472)
Loss before income taxes	(13,450)	(1,591)	(38,720)	(6,672)
Income tax expense	248	136	507	311
Net loss	$(13,698)	$(1,727)	$(39,227)	$(6,983)

Net loss per share:
Basic	$(0.11)	$(0.01)	$(0.31)	$(0.06)
Diluted	$(0.11)	$(0.01)	$(0.31)	$(0.06)

Weighted average shares used in per share calculation:
Basic	126,050	120,230	125,170	119,597
Diluted	126,050	120,230	125,170	119,597

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(13,698)	$(1,727)	$(39,227)	$(6,983)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	18	—	29	—
Foreign currency translation gain (loss)	479	518	(483)	(821)
Other comprehensive income (loss)	497	518	(454)	(821)
Comprehensive loss	$(13,201)	$(1,209)	$(39,681)	$(7,804)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended June 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance March 31, 2021	125,248	$125	$545,516	$(8,462)	$(397,785)	$139,394
Cumulative effect of adoption of new accounting pronouncement	—	—	—	—	—	—
Net loss	—	—	—	—	(13,698)	(13,698)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	18	—	18
Foreign currency translation adjustment, net of taxes	—	—	—	479	—	479
Exercise of common stock options	777	1	1,699	—	—	1,700
Vesting of restricted stock units	461	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(136)	—	(427)	—	—	(427)
Issuance of common stock under employee stock purchase plan	355	—	913	—	—	913
Share-based compensation	—	—	2,505	—	—	2,505
Balance June 30, 2021	126,705	$127	$550,205	$(7,965)	$(411,483)	$130,884

For the Three Months Ended June 30, 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance March 31, 2020	119,642	$120	$534,205	$(10,549)	$(359,912)	$163,864
Net loss	—	—	—	—	(1,727)	(1,727)
Foreign currency translation adjustment, net of taxes	—	—	—	518	—	518
Exercise of common stock options	1,162	1	2,871	—	—	2,872
Vesting of restricted stock units	869	1	6	—	—	7
Restricted stock units surrendered in lieu of withholding taxes	(281)	—	(1,430)	—	—	(1,430)
Issuance of common stock under employee stock purchase plan	300	—	1,074	—	—	1,074
Share-based compensation	—	—	4,637	—	—	4,637
Balance June 30, 2020	121,692	$122	$541,363	$(10,031)	$(361,639)	$169,815

For the Six Months Ended June 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2020	123,653	$124	$556,512	$(7,511)	$(373,933)	$175,192
Cumulative effect of adoption of new accounting pronouncement	—	—	(21,733)	—	1,677	(20,056)
Net loss	—	—	—	—	(39,227)	(39,227)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	29	—	29
Foreign currency translation adjustment, net of taxes	—	—	—	(483)	—	(483)
Exercise of common stock options	1,935	2	4,545	—	—	4,547
Vesting of restricted stock units	1,094	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(332)	—	(1,098)	—	—	(1,098)
Issuance of common stock under employee stock purchase plan	355	—	913	—	—	913
Share-based compensation	—	—	11,067	—	—	11,067
Balance June 30, 2021	126,705	$127	$550,205	$(7,965)	$(411,483)	$130,884

For the Six Months Ended June 30, 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2019	118,368	$118	$530,285	$(9,210)	$(354,656)	$166,537
Net loss	—	—	—	—	(6,983)	(6,983)
Foreign currency translation adjustment, net of taxes	—	—	—	(821)	—	(821)
Exercise of common stock options	1,860	2	5,009	—	—	5,011
Vesting of restricted stock units	1,745	2	5	—	—	7
Restricted stock units surrendered in lieu of withholding taxes	(581)	—	(2,945)	—	—	(2,945)
Issuance of common stock under employee stock purchase plan	300	—	1,074	—	—	1,074
Share-based compensation	—	—	7,935	—	—	7,935
Balance June 30, 2020	121,692	$122	$541,363	$(10,031)	$(361,639)	$169,815

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(39,227)	$(6,983)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,697	11,175
Share-based compensation	12,820	10,315
Foreign currency remeasurement loss (gain)	186	(140)
Deferred income taxes	(81)	15
Gain on sale of property and equipment	(107)	—
Accounts receivable charges	847	313
Amortization of premium on marketable securities	1,182	—
Noncash interest expense	400	—
Changes in operating assets and liabilities:
Accounts receivable	5,962	(11,083)
Prepaid expenses and other current assets	439	(447)
Income taxes receivable	10	13
Other assets	912	1,747
Accounts payable and other current liabilities	6,732	6,937
Deferred revenue	(357)	63
Income taxes payable	141	2
Other long term liabilities	(111)	(11)
Net cash provided by operating activities	2,445	11,916
Investing activities
Purchases of marketable securities	(31,411)	—
Sale and maturities of marketable securities	31,715	—
Purchases of property and equipment	(9,614)	(14,948)
Proceeds from sale of property and equipment	107	—
Net cash used in investing activities	(9,203)	(14,948)
Financing activities
Payment of debt issuance costs	(30)	—
Payments of employee tax withholdings related to restricted stock vesting	(1,098)	(2,945)
Proceeds from employee stock plans	5,460	6,092
Net cash provided by financing activities	4,332	3,147
Effect of exchange rate changes on cash and cash equivalents	(304)	(250)
Net decrease in cash and cash equivalents	(2,730)	(135)
Cash and cash equivalents, beginning of period	46,795	18,335
Cash and cash equivalents, end of period	$44,065	$18,200
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,262	$82
Cash paid during the period for income taxes, net of refunds	$440	$261

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2021
1. Nature of Business
Limelight Networks, Inc., is an industry-leader in edge access and content delivery services that provides powerful tools and a client-first approach to optimize and deliver digital experiences at the edge. We are a trusted partner to the world’s biggest brands and serve their global customers with experiences such as livestream sporting events, global movie launches, video games, or file downloads for new phone apps. We offer one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable.
We were incorporated in Delaware in 2003, and have operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. We began international operations in 2004.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (SEC). They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim periods presented and of a normal recurring nature. This quarterly report on Form 10-Q should be read in conjunction with our audited financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2020. All information is presented in thousands, except per share amounts and where specifically noted.
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
Restructuring Charges
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
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using the expected value method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These clients have entered into contracts with contract terms generally from one to four years. As of June 30, 2021, we have approximately $5,159 of remaining unsatisfied performance obligations. We recognized revenue of approximately $2,455 and $1,943, respectively, during the three months ended June 30, 2021 and 2020, related to these types of contracts with our clients. During the six months ended June 30, 2021 and 2020, we recognized approximately $4,356 and $4,097, respectively. We expect to recognize approximately 67% of the remaining unsatisfied performance obligations in 2021, approximately 31% in 2022, and approximately 2% in 2023.
3. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at June 30, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$1,928	$—	$1	$1,927
Corporate notes and bonds	34,334	—	13	34,321
Municipal securities	39,268	2	7	39,263
Total marketable securities	$75,530	$2	$21	$75,511

The amortized cost and estimated fair value of marketable securities at June 30, 2021, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$75,333	$2	$21	$75,314
Due after one year and through five years	197	—	—	197
Total marketable securities	$75,530	$2	$21	$75,511
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$551	$—	$—	$551
Corporate notes and bonds	45,426	—	41	45,385
Municipal securities	31,039	1	8	31,032
Total marketable securities	$77,016	$1	$49	$76,968
The amortized cost and estimated fair value of marketable securities at December 31, 2020, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$76,976	$1	$49	$76,928
Due after one year and through five years	40	—	—	40
Total marketable securities	$77,016	$1	$49	$76,968
4. Accounts Receivable, net
    Accounts receivable, net include:

	June 30,	December 31,
	2021	2020
Accounts receivable	$26,418	$32,857
Less: credit allowance	(180)	(170)
Less: allowance for doubtful accounts	(1,371)	(1,012)
Total accounts receivable, net	$24,867	$31,675
    The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the six months ended June 30, 2021 and the twelve months ended December 31, 2020:

	Six Months Ended	Twelve Months Ended
	June 30, 2021	December 31, 2020
Beginning of period	$1,012	$973
Provision for credit losses	847	801
Write-offs	(488)	(762)
End of period	$1,371	$1,012
5. Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets include:

	June 30,	December 31,
	2021	2020
Prepaid bandwidth and backbone	2,239	3,519
VAT receivable	4,733	4,392
Prepaid expenses and insurance	2,977	2,906
Vendor deposits and other	4,608	4,771
Total prepaid expenses and other current assets	$14,557	$15,588
6. Property and Equipment, net
    Property and equipment, net include:

	June 30,	December 31,
	2021	2020
Network equipment	$133,383	$136,788
Computer equipment and software	7,132	7,358
Furniture and fixtures	1,607	1,703
Leasehold improvements	7,461	7,470
Other equipment	17	21
Total property and equipment	149,600	153,340
Less: accumulated depreciation	(107,194)	(106,922)
Total property and equipment, net	$42,406	$46,418
    Cost of revenue depreciation expense related to property and equipment was approximately $5,929 and $5,360, respectively, for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, respectively, cost of revenue depreciation expense related to property and equipment was approximately $11,608 and $10,510, respectively.
    Operating expense depreciation and amortization expense related to property and equipment was approximately $549 and $323, respectively, for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, respectively, operating expense depreciation expense related to property and equipment was approximately $1,089 and $665, respectively.
7. Other Current Liabilities
    Other current liabilities include:

	June 30,	December 31,
	2021	2020
Accrued compensation and benefits	$5,462	$5,964
Accrued cost of revenue	4,075	5,036
Accrued interest payable	1,823	1,894
Restructuring charges	1,272	—
Other accrued expenses	4,245	4,666
Total other current liabilities	$16,877	$17,560
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
As of June 30, 2021, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible. The Notes are classified as long-term debt on our condensed consolidated balance sheet as of June 30,

2021, and the liability component of the notes are classified as long-term debt on our condensed consolidated balance sheet as of December 31, 2020.
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
The net carrying amount of the liability and equity components of the Notes was as follows:

	June 30,	December 31,
	2021	2020
Liability component:
Principal	$125,000	$125,000
Debt discount (equity component)	—	(20,823)
Unamortized transaction costs	(3,629)	(3,232)
Net carrying amount	$121,371	$100,945

Equity component, net of transaction costs	$—	$21,733
Interest expense recognized related to the Notes was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Contractual interest expense	$1,094	$—	$2,165	$—
Amortization of debt discount	—	—	—	—
Amortization of transaction costs	201	—	400	—
Total	$1,295	$—	$2,565	$—
As of June 30, 2021, and December 31, 2020, the estimated fair value of the Notes was $113,804 and $114,233, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.
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
    As of June 30, 2021, and December 31, 2020, we had no outstanding borrowings, and we had availability under the Credit Agreement of $18,000 and $20,000, respectively.
As of June 30, 2021, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended June 30, 2021 and 2020, there was no interest expense, and fees expense and amortization was $10 and $71, respectively. For the six months ended June 30, 2021 and 2020, there was no interest expense, and fees expense and amortization was $26 and $82, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of the voting stock of each such foreign subsidiary.
    We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of June 30, 2021, we were in compliance with our covenant under the Credit Agreement.
9. Restructuring Charge
During the first quarter of 2021, management committed to an action to restructure certain parts of the company to focus on improved growth and profitability. As a result, certain headcount reductions were implemented, and we incurred certain charges related to severance, share-based compensation and professional fees. During the three months ended June 30, 2021, we incurred $2,155 of costs related to this restructuring plan. We do not expect any additional restructure charges related to this action plan.
The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our condensed consolidated balance sheet) during the three and six months ended June 30, 2021 (in thousands):

	Employee Severance and Related Benefits	Share-Based Compensation	Professional Fees and Other	Total
Balance as of January 1, 2021	$—	$—	$—	$—
Costs incurred (recorded in restructuring charge)	3,513	1,354	2,006	6,873
Cash disbursements	(1,143)	—	(237)	(1,380)
Non-cash charges	—	(1,354)	—	(1,354)
Balance as of March 31, 2021	$2,370	$—	$1,769	$4,139
Costs incurred (recorded in restructuring charge)	$(247)	$917	$1,485	$2,155
Cash disbursements	$(1,203)	$—	$(2,902)	$(4,105)
Non-cash charges	$—	$(917)	$—	$(917)
Balance as of June 30, 2021	$920	$—	$352	$1,272

10. Contingencies
Legal Matters
We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows and accordingly, no material legal contingencies were accrued as of June 30, 2021, and December 31, 2020. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
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
    The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(13,698)	$(1,727)	$(39,227)	$(6,983)
Basic weighted average outstanding shares of common stock	126,050	120,230	125,170	119,597
Basic weighted average outstanding shares of common stock	126,050	120,230	125,170	119,597
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	—	—	—
Diluted weighted average outstanding shares of common stock	126,050	120,230	125,170	119,597
Basic net loss per share	$(0.11)	$(0.01)	$(0.31)	$(0.06)
Diluted net loss per share:	$(0.11)	$(0.01)	$(0.31)	$(0.06)
    For the three and six months ended June 30, 2021 and 2020, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee stock purchase plan	95	68	95	68
Stock options and warrants	2,119	6,510	2,758	6,232
Restricted stock units	548	1,764	841	1,846
Convertible senior notes	14,654	—	14,654	—
	17,416	8,342	18,348	8,146
12. Stockholders’ Equity
Common Stock
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the six months ended June 30, 2021 and 2020, we did not repurchase any shares under the repurchase program. As of June 30, 2021, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
    We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated 2007 Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of June 30, 2021 was approximately 14,177.
Employee Stock Purchase Plan
    In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three and six months ended June 30, 2021, we issued 355 shares under the ESPP. Total cash proceeds from the purchase of shares under the ESPP was approximately $913. As of June 30, 2021, shares reserved for issuance to employees under this plan totaled 3,330, and we held employee contributions of $245 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
    Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at June 30, 2021. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of June 30, 2021, the board of directors had not adopted any resolutions for the issuance of preferred stock.
13. Accumulated Other Comprehensive Loss
    Changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2021, was as follows:

	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2020	$(7,460)	$(51)	$(7,511)
Other comprehensive loss before reclassifications	(483)	29	(454)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(483)	29	(454)
Balance, June 30, 2021	$(7,943)	$(22)	$(7,965)
14. Share-Based Compensation
    The following table summarizes the components of share-based compensation expense included in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share-based compensation expense by type:
Stock options and warrants	$1,341	$1,071	$7,251	$2,119
Restricted stock units	2,875	3,819	5,279	7,700
ESPP	42	361	290	496
Total share-based compensation expense	$4,258	$5,251	$12,820	$10,315
Share-based compensation expense:
Cost of services	$458	$792	$704	$1,555
General and administrative expense	1,874	2,257	7,902	4,498
Sales and marketing expense	395	1,322	958	2,550
Research and development expense	614	880	985	1,712
Restructuring charge	917	—	2,271	—
Total share-based compensation expense	$4,258	$5,251	$12,820	$10,315
    Unrecognized share-based compensation expense totaled approximately $11,767 at June 30, 2021, of which $5,023 related to stock options and warrants and $6,744 related to restricted stock units. We currently expect to recognize share-based compensation expense of $4,505 during the remainder of 2021, $4,744 in 2022, and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at June 30, 2021.
During the three months ended June 30, 2021, we issued two common stock warrants to an outside consulting firm. The first warrant was for up to an aggregate of 441,867 shares at an exercise price per share equal to $0.01 per share, and the second warrant was for up to an aggregate of 662,800 shares at an exercise price per share equal to $3.72 per share. The total expected expense to be recognized for both warrants is approximately $2,700. During the three months ended June 30, 2021, we recognized approximately $917 in share-based compensation expense, which is included in the restructure charge. The warrants become exercisable as follows:
50% of each warrant is subject to time-based vesting over approximately 1 year; and
50% of each warrant is subject to performance-based vesting based on certain specific financial and operational metrics.
During the three months ended June 30, 2021, 55,233 shares from the first warrant and 82,850 shares from the second warrant vested. Those shares are now exercisable, subject to and conditioned upon the rights and restrictions contained in such warrants.
    During the three months ended March 31, 2021, we entered into transition agreements with four executives, which resulted in the modification of previously issued equity grants. The modifications were the result of us accelerating vesting after termination and extending the period of time the employee receives to exercise their outstanding non-qualified stock options. The extension of time to exercise their outstanding non-qualified stock options for the four individuals impacted ranged from six months to two years. The incremental expense recorded as a result of the modifications was $4,310, of which $1,116 was included in restructure charge, and $3,194 included in general and administrative expense.

15. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of June 30, 2021.

Right-of-use assets	$8,929

Lease liability obligations, current	$1,977
Lease liability obligations, less current portion	10,358
Total lease liability obligations	$12,335

Weighted-average remaining lease term	8.0 years

Weighted-average discount rate	5.05%
During the three months ended June 30, 2021, we recognized approximately $671 in operating lease costs. Operating lease costs of $129 are included in cost of revenue, and $542 are included in operating expenses in our consolidated statements of operations. During the three months ended June 30, 2021, cash paid for operating leases was approximately $782. For the six months ended June 30, 2021, we recognized approximately $1,430 in operating lease costs. Operating lease costs of $244 are included in cost of revenue, and $1,186 are included in operating expenses in our consolidated statements of operations. For the six months ended June 30, 2021, cash paid for operating leases was approximately $1,562.
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
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2021, are as follows:

Remainder of 2021	$1,376
2022	2,230
2023	1,743
2024	1,441
2025	1,440
Thereafter	6,829
Total minimum payments	15,059
Less: amount representing interest	2,724
Total	$12,335
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of June 30, 2021:

Remainder of 2021	$28,919
2022	29,986
2023	11,448
2024	5,459
2025	4,969
Thereafter	2,562
Total minimum payments	$83,343

16. Concentrations
    During the three and six months ended June 30, 2021 and 2020, respectively, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.
    Revenue from clients located within the United States, our country of domicile, was $29,017 for the three months ended June 30, 2021, compared to $35,605 for the three months ended June 30, 2020. For the six months ended June 30, 2021, revenue from clients located within the United States $57,170, compared to $69,623 for the six months ended June 30, 2020.
    During the three months ended June 30, 2021, based on client location, we had two countries, the United States and Japan, that accounted for 10% or more of our total revenue. During the six months ended June 30, 2021, and the three and six months ended June 30, 2020, respectively, based on client location, we had three countries, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenue.
17. Income Taxes
    Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended June 30, 2021 and 2020 was $248 and $136, respectively. For the six months ended June 30, 2021 and 2020, income tax expense was $507 and $311, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2017 through 2019 remain subject to examination by federal tax authorities. Tax years 2016 through 2019 generally remain subject to examination by state tax authorities. As of June 30, 2021, we are not under any federal or state examination for income taxes.
For the three and six months ended June 30, 2021 and 2020, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (GILTI) as a result of our net operating loss carryforwards (NOL) and valuation allowance position. We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position.
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
    Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Americas	$29,677	61%	$36,343	62%	$58,367	59%	$71,058	62%
EMEA	5,306	11%	9,262	16%	14,559	14%	18,821	16%
Asia Pacific	13,365	28%	12,941	22%	26,617	27%	25,679	22%
Total revenue	$48,348	100%	$58,546	100%	$99,543	100%	$115,558	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Country / Region	2021	2020	2021	2020
United States / Americas	$29,017	$35,605	$57,170	$69,623
United Kingdom / EMEA	$3,274	$7,483	$10,356	$15,077
Japan / Asia Pacific	$7,611	$8,326	$15,659	$16,548
The following table sets forth long-lived assets by geographic area in which the assets are located:

	June 30,	December 31,
	2021	2020
Americas	$29,922	$32,626
International	12,484	13,792
Total long-lived assets	$42,406	$46,418
19. Fair Value Measurements
As of June 30, 2021, and December 31, 2020, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at June 30, 2021:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$8,869	$8,869	$—	$—
Certificate of deposit (1)	1,927	—	1,927	—
Corporate notes and bonds (1)	34,321	—	34,321	—
Municipal securities (1)	39,263	—	39,263	—
Total assets measured at fair value	$84,380	$8,869	$75,511	$—
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
20. Subsequent Event
On July 28, 2021, we signed a definitive agreement to acquire all of the issued and outstanding shares, options, warrants, convertible securities and other outstanding equity interests of Moov Corporation, doing business as Layer0, in exchange for purchase consideration of approximately $55,000 in the aggregate, subject to certain customary adjustments for transactions of this nature. The purchase consideration consists of approximately $32,500 in cash and $22,500 in shares of our common stock, par value $0.001 per share, of which approximately $5,000 in cash and stock will vest over three years for the Co-Founder, as a result of a re-vesting condition imposed against his Moov Corporation stock as part of the transaction. The number of shares of our common stock to be issued will be calculated based on the volume-weighted average price per share of our common stock over the 20 consecutive trading day period ended on and including the third trading day immediately prior to the date of the closing. As part of the purchase agreement, there is an incentive equity pool of $30,000 of restricted stock units, to be granted to Moov Corporation employees (including the Co-Founder) if they meet certain vesting criteria as follows:
•$10,000 is subject to time-based vesting; and
•$20,000 is subject to achieving certain financial and operational metrics by June 30, 2025.
Our common stock will be issued through a private placement to accredited investors only and will be subject to Rule 144 transfer restrictions. Non-accredited investors of Moov Corporation will receive cash. The transaction is subject to certain customary closing conditions and is expected to close in August 2021.

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
Our delivery services represented approximately 76% and 79%, respectively, of our total revenue during the three and six months ended June 30, 2021. We also generate revenue through the sale of professional services and other infrastructure services, such as transit and rack space services.
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
We provide our services in a hyper competitive industry, where differentiation is primarily measured by performance and cost where the difference between providers can be as small as a fraction of a percent. We have experienced the commoditization of our once innovative and highly valued service, which, when combined with the low switching costs in a multi-CDN environment, results in on-going price compression, despite the large, unmet market need for our services. During the first half of 2021, we continued to see a decline in our average selling price, primarily the result of on-going price compression with our multi-CDN clients.
In February 2021, Bob Lyons joined the company as President, Chief Executive Officer and Director, replacing Bob Lento. Since that date and under Mr. Lyon's leadership, we have established and begun implementing a go-forward strategy designed to simultaneously address short-term headwinds and to position us to achieve near- and long-term success by building upon and more fully leveraging our ultra-low latency, global network, and operational expertise. We are focused on three key areas:
• Improving our core: Our ability to consistently grow revenue requires us to do a better job at managing the cost structure of our network while anticipating and providing our clients with the tools and reliable performance they need and to do it sooner and better than our competitors. Our recent revenue and profitability trends have been adversely impacted by our costs of services and operating expenses. Our operating expenses are largely driven by payroll and related employee costs. We have implemented a broader and more detailed operating model built on metrics, process discipline, and improvements to client satisfaction, performance, and cost. We are building an internal culture that embraces speed, transparency, and accountability. We also announced tangible steps to improve our cost competitiveness, with a reduction in workforce by approximately 16% in March of 2021. As a result, our employee headcount decreased from 618 on December 31, 2020, to 510 on March 31, 2021. As of June 30, 2021, our employee headcount was 459. We recorded additional restructuring charges of $2,155 during the three months ended June 30, 2021, for a total of $13,855 in restructuring and transition related costs during the first half of 2021. We believe these actions will result in approximately $15,000 of recurring annual savings, primarily in selling, general and administrative expense. We are also continuously seeking opportunities to be more efficient and productive in order to achieve cost savings and improve our profitability.
• Expanding our core: We recently announced the hiring of Eric Armstrong as Senior Vice President of Growth. We are redesigning our commercial and product approaches to strengthen and broaden our key client relationships, to support a land and expand strategy. We believe that this, coupled with new edge-based tools and solutions we anticipate bringing to market, will assist in our ability to re-accelerate growth. Key elements of our plan to Expand the Core include tightening the alignment between our Sales and Marketing organizations, a radical shift to a “client success” model that pairs client relationship managers with client performance managers to ensure proactive client success and exploring ways to dynamically optimize how we price our services that gives us more flexibility – and a renewed ability to sell more broadly into our existing client base.
• Extending our core: Longer term, we believe we can drive meaningful improvements to profitability and growth by diversifying our capabilities, clients, and revenue mix. We need to enable digital builders to easily load content faster, personalize it more and protect it outside of a controlled environment. We believe we have an opportunity of extending the use of our network to new clients with new solutions that utilize non-peak traffic solutions. We recently announced the pending acquisition of Moov Corporation (doing business as Layer0). Layer0 is a sub-scale SaaS based application acceleration and developer support platform. We believe this platform coupled with our global XDN network will be a catalyst in our pursuit of positioning us as an Edge Solutions platform. Following the acquisition of Layer0;
•We will be launching a new web application acceleration solution shortly after the closing of the transaction.
•We believe that we have identified approximately $3,000 of cost synergies.
•We believe that this acquisition meaningfully improves our product management and development capabilities.
Also, following the acquisition, Ajay Kapur, Layer0’s founder, will join us as our Chief Technology Officer.
We are committed to helping our clients deliver better digital experiences to their customers, create better returns for our shareholders, and provide our employees an environment in which they can grow, develop, and win.
The following table summarizes our revenue, costs, and expenses for the three and six months ended June 30, 2021 and 2020 (in thousands of dollars and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenue	$48,348	100.0%	$58,546	100.0%	$99,543	100.0%	$115,558	100.0%
Cost of revenue	38,905	80.5%	34,749	59.4%	77,629	78.0%	71,012	61.5%
Gross profit	9,443	19.5%	23,797	40.6%	21,914	22.0%	44,546	38.5%
Operating expenses	19,035	39.4%	25,011	42.7%	48,447	48.7%	50,746	43.9%
Restructuring charges	2,155	4.5%	—	—%	9,028	9.1%	—	—%
Operating loss	(11,747)	(24.3)%	(1,214)	(2.1)%	(35,561)	(35.7)%	(6,200)	(5.4)%
Total other income (expense)	(1,703)	(3.5)%	(377)	(0.6)%	(3,159)	(3.2)%	(472)	(0.4)%
Loss before income taxes	(13,450)	(27.8)%	(1,591)	(2.7)%	(38,720)	(38.9)%	(6,672)	(5.8)%
Income tax expense	248	0.5%	136	0.2%	507	0.5%	311	0.3%
Net loss	$(13,698)	(28.3)%	$(1,727)	(2.9)%	$(39,227)	(39.4)%	$(6,983)	(6.0)%
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
In our July 29, 2021, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
U.S. GAAP net loss	$(13,698)	$(25,529)	$(1,727)	$(39,227)	$(6,983)
Share-based compensation	3,341	2,644	5,251	5,985	10,315
Non-cash interest expense	201	199	—	400	—
Restructuring and transition related charges	2,155	11,700	—	13,855	—
Non-GAAP net (loss) income	$(8,001)	$(10,986)	$3,524	$(18,987)	$3,332
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
U.S. GAAP net loss	$(13,698)	$(25,529)	$(1,727)	$(39,227)	$(6,983)
Depreciation and amortization	6,478	6,219	5,683	12,697	11,175
Interest expense	1,305	1,286	71	2,591	82
Interest and other (income) expense	398	169	306	568	390
Income tax expense	248	260	136	507	311
EBITDA	$(5,269)	$(17,595)	$4,469	$(22,864)	$4,975
Share-based compensation	3,341	2,644	5,251	5,985	10,315
Restructuring and transition related charges	2,155	11,700	—	13,855	—
Adjusted EBITDA	$227	$(3,251)	$9,720	$(3,024)	$15,290
Critical Accounting Policies and Estimates
    Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the six months ended June 30, 2021, there have been no other significant changes in our critical accounting policies and estimates.
Results of Operations
Revenue
We derive revenue primarily from the sale of our digital content delivery, video delivery, cloud security, edge compute, and origin storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit, rack space services, and hardware to help our clients build out edge solutions.
    The following table reflects our revenue for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
Revenue	$48,348	$58,546	$(10,198)	(17)%	$99,543	$115,558	$(16,015)	(14)%
    Our revenue decreased during the three and six months ended June 30, 2021, versus the comparable 2020 periods, primarily due to a decrease in our delivery services revenue. The decrease in delivery services revenue was primarily due to lower traffic volumes with our largest client as a result of easing Covid-19 lockdown restrictions and a reduced amount of new content released for consumption, as well as a decrease in our average selling price. We believe that we have improved our performance with many of our largest clients, and we are positioned to take advantage of volume growth as new content is released. Our active clients worldwide decreased to 533 as of June 30, 2021, compared to 560 as of June 30, 2020.
    During the three months ended June 30, 2021 and 2020, sales to our top 20 clients accounted for approximately 78% and 79%, respectively, of our total revenue. For the six months ended June 30, 2021 and 2020, sales to our top 20 clients accounted for approximately 77% and 77%, respectively, of our total revenue. The clients that comprised our top 20 clients change from time to time, and our large clients may not continue to be as significant going forward as they have been in the past.
    During the three and six months ended June 30, 2021 and 2020, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Americas	$29,677	61%	$36,343	62%	$58,367	59%	$71,058	62%
EMEA	5,306	11%	9,262	16%	14,559	14%	18,821	16%
Asia Pacific	13,365	28%	12,941	22%	26,617	27%	25,679	22%
Total revenue	$48,348	100%	$58,546	100%	$99,543	100%	$115,558	100%
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
    Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Bandwidth and co-location fees	$24,180	50.0%	$20,948	35.8%	$47,923	48.1%	$41,490	35.9%
Depreciation - network	5,929	12.3%	5,360	9.2%	11,608	11.7%	10,510	9.1%
Payroll and related employee costs	3,771	7.8%	4,689	8.0%	8,469	8.5%	9,503	8.2%
Share-based compensation	458	0.9%	792	1.4%	704	0.7%	1,555	1.3%
Other costs	4,567	9.4%	2,960	5.1%	8,925	9.0%	7,954	6.9%
Total cost of revenue	$38,905	80.5%	$34,749	59.4%	$77,629	78.0%	$71,012	61.5%
Our cost of revenue increased in both aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2021, versus the comparable 2020 periods. The changes in cost of revenue were primarily a result of the following:
•Bandwidth and co-location fees increased in aggregate dollars due to higher transit fees and increased peering costs, as well as continued expansion in existing, and new geographies.
•Depreciation expense increased due to increased capital expenditures over the last two years.
•Payroll and related employee costs were lower as a result of decreased network operations and professional services personnel and lower variable compensation.
•Share-based compensation decreased primarily as a result of lower variable compensation paid out in restricted stock units, the timing of our annual grant to employees and the impact of the reduction in workforce in March

2021 versus the comparable 2020 period.
•Other costs increased primarily due to costs associated with the sale of equipment, an increase in international re-seller costs and increased fees and licenses. These increases were partially off-set by decreased contract royalties, professional fees, and travel and entertainment expense.
General and Administrative
    General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Payroll and related employee costs	$2,447	5.1%	$3,172	5.4%	$6,373	6.4%	$6,387	5.5%
Professional fees and outside services	1,338	2.8%	1,111	1.9%	2,565	2.6%	1,868	1.6%
Share-based compensation	1,874	3.9%	2,257	3.9%	7,902	7.9%	4,498	3.9%
Other costs	1,856	3.8%	1,647	2.8%	3,572	3.6%	3,316	2.9%
Total general and administrative	$7,515	15.5%	$8,187	14.0%	$20,412	20.5%	$16,069	13.9%
Our general and administrative expense decreased in aggregate dollars and increased as a percentage of total revenue for the three months ended June 30, 2021, versus the comparable 2020 period. For the six months ended June 30, 2021, our general and administrative expense increased in aggregate dollars and increased as a percentage of total revenue versus the comparable 2020 period.
The decrease in aggregate dollars for the three months ended June 30, 2021, versus the comparable 2020 period was primarily driven by decreased payroll and related employee costs (lower variable compensation) and decreased share-based compensation. These decreases were off-set by increased professional fees (legal fees associated with corporate and governance matters and other outside services) and increased other costs, which consisted primarily of bad debt expense.
The increase in aggregate dollars for the six months ended June 30, 2021, versus the comparable 2020 periods was primarily driven by increased share based compensation, and increased professional fees. The increase in share-based compensation was the result of a transition agreement entered into between us and our former CEO who retired in January 2021 which modified existing share-based awards and resulted in additional share-based compensation. Professional fees increased due to higher legal fees associated with corporate and governance matters and other outside services. The increase in other costs was the result of increased bad debt expense, partially off-set by decreased travel and entertainment expenses, and decreased fees and licenses.
    We expect our general and administrative expenses for 2021 to increase in both aggregate dollars and as a percentage of total revenue due primarily to transition related expenses and the acquisition of Layer0.
Sales and Marketing
    Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Payroll and related employee costs	$4,211	8.7%	$7,823	13.4%	$11,710	11.8%	$16,018	13.9%
Share-based compensation	395	0.8%	1,322	2.3%	958	1.0%	2,550	2.2%
Marketing programs	276	0.6%	602	1.0%	709	0.7%	1,071	0.9%
Other costs	902	1.9%	1,182	2.0%	2,254	2.3%	3,184	2.8%
Total sales and marketing	$5,784	12.0%	$10,929	18.7%	$15,631	15.7%	$22,823	19.8%
Our sales and marketing expense decreased in both aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2021, versus the comparable 2020 periods.
The decrease in aggregate dollars for the three and six months ended June 30, 2021, versus the comparable 2020 periods was primarily driven by decreased payroll and related employee costs, decreased share-based compensation and decreased other costs. The decrease in payroll and related employee costs was due to the impact of the reduction in force and lower variable compensation. The decrease in share-based compensation was primarily due to lower equity variable compensation in the first half of 2021 versus the comparable 2020 period and the impact of the March 2021 reduction in workforce. The decrease in other costs was due to decreased other employee costs, decreased travel and entertainment, and lower facility costs, off-set by an increase in consulting and casual labor.
    We expect our sales and marketing expenses for 2021 to decrease as a result of the March 2021 reduction in workforce.
Research and Development
    Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Payroll and related employee costs	$3,034	6.3%	$3,549	6.1%	$7,208	7.2%	$7,144	6.2%
Share-based compensation	614	1.3%	880	1.5%	985	1.0%	1,712	1.5%
Other costs	1,539	3.2%	1,143	2.0%	3,122	3.1%	2,333	2.0%
Total research and development	$5,187	10.7%	$5,572	9.5%	$11,315	11.4%	$11,189	9.7%
    Our research and development expense decreased in aggregate dollars and increased as a percentage of total revenue for the three months ended June 30, 2021, versus the comparable 2020 period. For the six months ended June 30, 2021, our research and development expense increased in aggregate dollars and increased as a percentage of total revenue versus the comparable 2020 period.
The decrease in aggregate dollars during the three months ended June 30, 2021, was primarily due to a decrease in payroll and related employee costs (reduced salaries and variable compensation due to lower headcount) and decreased share-based compensation. These decreases were off-set by an increase in other costs, which was primarily due to increased fees and licenses and other employee costs.
The increase in aggregate dollars during the six months ended June 30, 2021, was primarily due to an increase in other costs. The increase in other costs was primarily due to increased fees and licenses, and other employee costs, off-set by decreased supplies, lower travel and entertainment, and reduced casual labor expense. The increase in other costs was off-set by a decrease in share-based compensation primarily due to lower equity variable compensation in the first half of 2021 versus the comparable 2020 period and the impact of the March 2021 reduction in workforce.
    We expect our research and development expenses for 2021 to increase slightly in the second half of 2021 due to the acquisition of Layer0.
Depreciation and Amortization (Operating Expenses)
    Depreciation and amortization expense was $549, or 1.1% of revenue, for the three months ended June 30, 2021, versus $323, or 0.6% of revenue, for the comparable 2020 period. For the six months ended June 30, 2021, depreciation and amortization expense was $1,089, or 1.0% of revenue versus $665, or 0.6% of revenue, for the comparable 2020 period. Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of acquired intangible assets.
Restructuring Charges
The restructuring charges for the three and six month periods ended June 30, 2021, were the result of management's commitment to an action to restructure certain parts of the company to focus on improved growth and profitability. As a result, certain headcount reductions were made, as well as incurring certain charges for share-based compensation and professional fees. Please refer to Note 9 "Restructuring Charge" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We do not expect any additional restructure charges related to this action plan.
Interest Expense
    Interest expense was $1,305 for the three months ended June 30, 2021, versus $71 for the comparable 2020 period. For the six months ended June 30, 2021, interest expense was $2,591 versus $82 for the comparable 2020 period. Interest expense includes expense associated with the issuance of our senior convertible notes in July 2020 and fees associated with the Loan and Security Agreement (as amended, the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015.
Interest Income
Interest income was $42 for the three months ended June 30, 2021, versus $6 for the comparable 2020 period. For the six months ended June 30, 2021, interest income was $87 versus $31 for the comparable 2020 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
    Other expense was $440 for the three months ended June 30, 2021, versus other expense of $312 for the comparable 2020 period. For the six months ended June 30, 2021, other expense was $655 versus $421 for the comparable 2020 period. For the three and six months ended June 30, 2021, other income/expense consisted primarily of foreign currency transaction gains and losses, legal settlement, and the gain/loss on sale of fixed assets. For the three and six months ended June 30, 2020, other income/expense consisted primarily of foreign currency transaction gains and losses, and the gain/loss on sale of fixed assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three months ended June 30, 2021 was $248, versus $136 for the comparable 2020 period. For the six months ended June 30, 2021, income tax expense was $507 versus $311 for the comparable 2020 period. Income tax expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of June 30, 2021, our cash, cash equivalents, and marketable securities classified as current totaled $119,536. Included in this amount is approximately $11,425 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
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
The major components of changes in cash flows for the six months ended June 30, 2021 and 2020, are discussed in the following paragraphs.
Operating Activities
    Net cash provided by operating activities was $2,445 for the six months ended June 30, 2021, versus net cash provided by operating activities of $11,916 for the comparable 2020 period, a decrease of $9,471. Changes in operating assets and liabilities of $13,728 during the six months ended June 30, 2021, versus $(2,779) in the comparable 2020 period, were primarily due to:
•accounts receivable decreased $5,962 during the six months ended June 30, 2021, as a result of timing of collections as compared to a $11,083 increase in the comparable 2020 period;
•prepaid expenses and other current assets decreased $439 during the six months ended June 30, 2021, due to a decrease in, prepaid bandwidth and backbone expenses and vendor deposits and other. These decreases were offset by an increase in VAT receivable and prepaid expenses and insurance, compared to an increase of $447 in the comparable 2020 period;

•accounts payable and other current liabilities increased $6,732 during the six months ended June 30, 2021, versus an increase of $6,937 for the comparable 2020 period due to our restructuring charge accrual and accrued interest related to our convertible senior notes, off-set by the timing of variable compensation, and vendor payments.
    Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2021 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $9,203 for the six months ended June 30, 2021, versus net cash used in investing activities of $14,948 for the comparable 2020 period. For the six months ended June 30, 2021, net cash used in investing activities was related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, offset by cash received from the sale and maturities of marketable securities. For the six months ended March 31, 2020, net cash used in investing activities related to cash used for capital expenditures, primarily for servers and network equipment.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our network. During the six months ended June 30, 2021, we made capital expenditures of $9,614, which represented approximately 10% of our total revenue. We currently expect capital expenditures in 2021 to be approximately $15 to $20 million, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash provided by financing activities was $4,332 for the six months ended June 30, 2021, versus net cash provided by financing activities of $3,147 for the comparable 2020 period. Net cash provided by financing activities in the six months ended June 30, 2021, primarily relates to cash received from the exercise of stock options and our employee stock purchase plan of $5,460, offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,098.
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
As of June 30, 2021, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible.

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
    As of June 30, 2021, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. As of June 30, 2021, and December 31, 2020, we had no outstanding borrowings, and we had availability under the Credit Agreement of $18,000 and $20,000, respectively.
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
    We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of June 30, 2021, we were in compliance with our covenant under the Credit Agreement.
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
Share Repurchases
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the six months ended June 30, 2021 and 2020, we did not repurchase any shares under the repurchase program. As of June 30, 2021, there remained $21,200 under this share repurchase program.
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

    The following table presents our contractual obligations and commercial commitments, as of June 30, 2021, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$68,832	$37,746	$21,052	$9,519	$515
Rack space commitments	14,511	10,303	4,208	—	—
Total purchase commitments	83,343	48,049	25,260	9,519	515
Right-of-use assets and other operating leases	15,226	2,713	3,526	2,887	6,100
Total commitments	$98,569	$50,762	$28,786	$12,406	$6,615
Off Balance Sheet Arrangements
As of June 30, 2021, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit under the Credit Agreement, as amended, is at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of June 30, 2021, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international clients. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2020, would have been higher by approximately $3,903, and our net loss for the six months ended June 30, 2021, would have been higher by approximately $2,003. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Credit Risk
During any given fiscal period, a relatively small number of clients typically account for a significant percentage of our revenue. During the three months ended June 30, 2021 and 2020, sales to our top 20 clients accounted for approximately 78% and 79%, respectively, of our total revenue. During the three months ended June 30, 2021 and 2020, we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue.
    For the six months ended June 30, 2021 and 2020, sales to our top 20 clients accounted for approximately 77% and 77%, respectively, of our total revenue. During the six months ended June 30, 2021 and 2020, we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our primary competitors for our services include, among others, Akamai, Lumen Technologies, Amazon, Fastly, StackPath, and Verizon Digital Media Services. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which clients typically can switch among service providers in a multi-CDN environment, differentiated offerings or pricing by competitors could lead to a rapid loss of clients. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of clients and loss of market share, which could harm our business, financial condition and results of operations.
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
The number of people who access the Internet through devices other than PCs, including mobile devices, game consoles and television set-top devices continues to increase dramatically. The capabilities of these devices are advancing exponentially, and the increasing need to provide a high-quality video experience will present us with significant challenges. If we are unable to deliver our service offerings to a substantial number of alternative device users and at a high quality, or if we are slow to develop services and technologies that are more compatible with these devices, we may fail to capture a significant share of an important portion of the market. Such a failure could limit our ability to compete effectively in an industry that is rapidly growing and changing, which, in turn, could cause our business, financial condition and results of operations to suffer.
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
A relatively small number of clients typically account for a significant percentage of our revenue. For the six months ended June 30, 2021, sales to our top 20 clients accounted for approximately 77% of our total revenue and we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue.
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
Increasing our client base and achieving broader market acceptance of our services will depend to a significant extent on our ability to enhance our sales and marketing operations. We have a widely deployed field sales force. Our sales personnel are closer to our current and potential clients. Nevertheless, adjustments that we make to improve productivity and efficiency to our sales force have been and will continue to be expensive and could cause some near-term productivity impairments. As a result, we may not be successful in improving the productivity and efficiency of our sales force, which could cause our results of operations to suffer.
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
As of June 30, 2021, we had a goodwill balance of approximately $77,642, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
    On April 27, 2021, we issued two warrants to purchase common stock to an outside consulting firm. The first warrant was for up to an aggregate of 441,867 shares at an exercise price per share equal to $0.01 per share and the second warrant was for up to an aggregate of 662,800 shares at an exercise price per share equal to $3.72 per share. Each warrant has a term of three years and was issued as partial consideration for services rendered by such firm. The warrants become exercisable as follows:
50% of each warrant is subject to time-based vesting over approximately 1 year; and
50% of each warrant is subject to performance-based vesting based on certain specific financial and operational metrics.
We terminated the relationship with the consulting firm in June 2021. As a result, only 55,233 shares from the first warrant and 82,850 shares from the second warrant are vested and exercisable, subject to the terms and conditions of the warrants.
We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about Limelight Networks, Inc.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
    None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.2	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

4.1	Warrant to Purchase Common Stock issued to AlixPartners, LLP by Limelight Networks, Inc., dated April 27, 2021 CSW-1					X

4.2	Warrant to Purchase Common Stock issued to AlixPartners, LLP by Limelight Networks, Inc., dated April 27, 2021 CSW-2					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
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

LIMELIGHT NETWORKS, INC.

Date:	July 30, 2021	By:	/s/ DANIEL R. BONCEL
Daniel R. Boncel Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)