Form 10-Q
period 2021-09-30
Limelight Networks, Inc.
filed 2021-11-05
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                          to
Commission file number 001-33508

Limelight Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1677033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1465 North Scottsdale Road, Suite 500
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of October 29, 2021: 133,811,874 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2021

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
•our plans regarding investing in our content delivery network and Application Operations (AppOps), our coordinated complete solution to deliver instant, secure website applications, as well as other products and technologies;
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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,585	$46,795
Marketable securities	36,201	76,928
Accounts receivable, net	46,179	31,675
Income taxes receivable	62	68
Prepaid expenses and other current assets	13,396	15,588
Total current assets	135,423	171,054
Property and equipment, net	36,392	46,418
Operating lease right of use assets	7,683	10,150
Marketable securities, less current portion	40	40
Deferred income taxes	1,693	1,530
Goodwill	105,221	77,753
Intangible assets, net	23,680	—
Other assets	5,972	7,233
Total assets	$316,104	$314,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,768	$4,587
Deferred revenue	7,965	933
Operating lease liability obligations	1,966	2,465
Income taxes payable	443	253
Other current liabilities	17,950	17,560
Total current liabilities	42,092	25,798
Convertible senior notes, net	121,576	100,945
Operating lease liability obligations, less current portion	10,045	11,265
Deferred income taxes	308	279
Deferred revenue, less current portion	307	220
Other long-term liabilities	453	479
Total liabilities	174,781	138,986
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 133,812 and 123,653 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	134	124
Additional paid-in capital	571,268	556,512
Accumulated other comprehensive loss	(8,491)	(7,511)
Accumulated deficit	(421,588)	(373,933)
Total stockholders’ equity	141,323	175,192
Total liabilities and stockholders’ equity	$316,104	$314,178

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$55,202	$59,243	$154,745	$174,801
Cost of revenue:
Cost of services (1)	33,687	31,905	99,708	92,406
Depreciation — network	5,685	5,602	17,293	16,112
Total cost of revenue	39,372	37,507	117,001	108,518
Gross profit	15,830	21,736	37,744	66,283
Operating expenses:
General and administrative	10,532	7,751	30,944	23,820
Sales and marketing	5,987	10,456	21,619	33,279
Research and development	5,205	5,425	16,520	16,614
Depreciation and amortization	730	384	1,818	1,049
Restructuring charges	1,770	—	10,798	—
Total operating expenses	24,224	24,016	81,699	74,762
Operating loss	(8,394)	(2,280)	(43,955)	(8,479)
Other income (expense):
Interest expense	(1,308)	(1,674)	(3,899)	(1,756)
Interest income	17	10	104	40
Other, net	(209)	25	(864)	(396)
Total other expense	(1,500)	(1,639)	(4,659)	(2,112)
Loss before income taxes	(9,894)	(3,919)	(48,614)	(10,591)
Income tax expense	211	66	718	377
Net loss	$(10,105)	$(3,985)	$(49,332)	$(10,968)

Net loss per share:
Basic	$(0.08)	$(0.03)	$(0.39)	$(0.09)
Diluted	$(0.08)	$(0.03)	$(0.39)	$(0.09)

Weighted average shares used in per share calculation:
Basic	126,791	122,363	125,710	120,519
Diluted	126,791	122,363	125,710	120,519

(1) Cost of services excludes amortization related to certain intangibles, including technology, customer relationships, and trade names, which are included in depreciation and amortization

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(10,105)	$(3,985)	$(49,332)	$(10,968)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	3	(80)	32	(80)
Foreign currency translation gain (loss)	(529)	732	(1,012)	(89)
Other comprehensive income (loss)	(526)	652	(980)	(169)
Comprehensive loss	$(10,631)	$(3,333)	$(50,312)	$(11,137)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended September 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance June 30, 2021	126,705	$127	$550,205	$(7,965)	$(411,483)	$130,884
Net loss	—	—	—	—	(10,105)	(10,105)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	3	—	3
Foreign currency translation adjustment, net of taxes	—	—	—	(529)	—	(529)
Vesting of restricted stock units	306	—	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(77)	—	(217)	—	—	(217)
Share-based compensation	—	—	2,854	—	—	2,854
Issuance of common stock for business acquisition	6,878	7	18,426	—	—	18,433
Balance September 30, 2021	133,812	$134	$571,268	$(8,491)	$(421,588)	$141,323
For the Three Months Ended September 30, 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance June 30, 2020	121,692	$122	$541,363	$(10,031)	$(361,639)	$169,815
Net loss	—	—	—	—	(3,985)	(3,985)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(80)	—	(80)
Foreign currency translation adjustment, net of taxes	—	—	—	732	—	732
Exercise of common stock options	812	1	2,598	—	—	2,599
Vesting of restricted stock units	488	—	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(168)	—	(1,041)	—	—	(1,041)
Share-based compensation	—	—	4,305	—	—	4,305
Equity component of convertible senior notes, net	—	—	21,747	—	—	21,747
Purchase of capped calls related to issuance of convertible senior notes	—	—	(16,413)	—	—	(16,413)
Balance September 30, 2020	122,824	$123	$552,559	$(9,379)	$(365,624)	$177,679

For the Nine Months Ended September 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2020	123,653	$124	$556,512	$(7,511)	$(373,933)	$175,192
Cumulative effect of adoption of new accounting pronouncement	—	—	(21,733)	—	1,677	(20,056)
Net loss	—	—	—	—	(49,332)	(49,332)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	32	—	32
Foreign currency translation adjustment, net of taxes	—	—	—	(1,012)	—	(1,012)
Exercise of common stock options	1,935	2	4,545	—	—	4,547
Vesting of restricted stock units	1,401	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(410)	—	(1,314)	—	—	(1,314)
Issuance of common stock under employee stock purchase plan	355	—	913	—	—	913
Share-based compensation	—	—	13,920	—	—	13,920
Issuance of common stock for business acquisition	6,878	7	18,426	—	—	18,433
Balance September 30, 2021	133,812	$134	$571,268	$(8,491)	$(421,588)	$141,323
For the Nine Months Ended September 30, 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2019	118,368	$118	$530,285	$(9,210)	$(354,656)	$166,537
Net loss	—	—	—	—	(10,968)	(10,968)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(80)	—	(80)
Foreign currency translation adjustment, net of taxes	—	—	—	(89)	—	(89)
Exercise of common stock options	2,672	3	7,607	—	—	7,610
Vesting of restricted stock units	2,233	2	5	—	—	7
Restricted stock units surrendered in lieu of withholding taxes	(749)	—	(3,986)	—	—	(3,986)
Issuance of common stock under employee stock purchase plan	300	—	1,074	—	—	1,074
Share-based compensation	—	—	12,240	—	—	12,240
Equity component of convertible senior notes, net	—	—	21,747	—	—	21,747
Purchase of capped calls related to issuance of convertible senior notes	—	—	(16,413)	—	—	(16,413)
Balance September 30, 2020	122,824	$123	$552,559	$(9,379)	$(365,624)	$177,679

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(49,332)	$(10,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,111	17,161
Share-based compensation	16,477	12,238
Foreign currency remeasurement gain	(66)	(113)
Deferred income taxes	(198)	(80)
Gain on sale of property and equipment	(219)	(1)
Accounts receivable charges	1,047	476
Amortization of premium on marketable securities	1,597	87
Noncash interest expense	604	868
Changes in operating assets and liabilities:
Accounts receivable	(13,037)	(8,221)
Prepaid expenses and other current assets	1,678	(2,679)
Income taxes receivable	4	3
Other assets	2,017	2,504
Accounts payable and other current liabilities	8,163	8,159
Deferred revenue	4,640	(109)
Income taxes payable	210	(15)
Other long term liabilities	(26)	265
Net cash (used in) provided by operating activities	(7,330)	19,575
Investing activities
Purchases of marketable securities	(44,838)	(52,690)
Sale and maturities of marketable securities	84,000	2,900
Purchases of property and equipment	(11,909)	(22,128)
Proceeds from sale of property and equipment	219	1
Acquisition of business, net of cash acquired	(30,968)	—
Net cash used in investing activities	(3,496)	(71,917)
Financing activities
Proceeds from issuance of debt, net	—	121,600
Purchase of capped calls	—	(16,413)
Payment of debt issuance costs	(30)	(784)
Payments of employee tax withholdings related to restricted stock vesting	(1,315)	(3,987)
Proceeds from employee stock plans	5,460	8,691
Net cash provided by financing activities	4,115	109,107
Effect of exchange rate changes on cash and cash equivalents	(499)	69
Net (decrease) increase in cash and cash equivalents	(7,210)	56,834
Cash and cash equivalents, beginning of period	46,795	18,335
Cash and cash equivalents, end of period	$39,585	$75,169
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,460	$97
Cash paid during the period for income taxes, net of refunds	$714	$452
Common stock issued in connection with acquisition of business	$18,433	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2021
1. Nature of Business
Limelight Networks, Inc., is an industry-leader in content delivery services and AppOps, our coordinated complete solution to deliver instant, secure website applications at the edge that provides powerful tools and a client-first approach to optimize and deliver digital experiences at the edge. We are a trusted partner to the world’s biggest brands and serve their global customers with experiences such as livestream sporting events, global movie launches, video games, or file downloads for new phone apps. We offer one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable.
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
Recently Issued Accounting Standards
In October 2021, the FASB issued ASU 2021-08, which provides amendments to improve, simplify, and provide consistency for recognition and measurement of acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments require that an acquirer recognize and measure such contract assets and contract liabilities under Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. The amendments also allow for election of certain practical expedients, which are applied on an acquisition-by-acquisition basis. The new accounting amendments are effective for us beginning in fiscal 2023 with prospective application. Early adoption is permitted, including in any interim period, and if elected, the amendments are applied retrospectively for any acquisitions that occurred in the fiscal year of interim adoption. We expect to early adopt this ASU and are evaluating the impacts of the amendments on our condensed consolidated financial statements.
Significant Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in our Annual Report, except for restructuring charge, convertible senior notes, business combinations, finite intangible assets and share-based compensation as described below:
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
Business Combinations
In accounting for acquisitions through which a set of assets and activities are transferred to us, we perform an initial test to determine whether substantially all of the fair value of the gross assets transferred are concentrated in a single identifiable asset or a group of similar identifiable assets, such that the acquisition would not represent a business. If the initial test does not result in substantially all of the fair value concentrated in a single or group of similar assets, we then perform a second test to evaluate whether the assets and activities transferred include inputs and substantive processes that, together, significantly contribute to the ability to create outputs, which would constitute a business. If the result of the second test indicates that the acquired assets and activities constitute a business, we account for the transaction as a business combination.
For our business combinations, we allocate the purchase consideration of the acquisition, which includes the estimated acquisition date fair value of contingent consideration (if applicable), to the tangible assets, liabilities and identifiable intangible assets acquired based on each of the estimated fair values at the acquisition date. The excess of the purchase consideration over the fair values is recorded as goodwill. Determining the fair value of such items requires judgment, including estimating future cash flows or the cost to recreate an acquired asset.
Acquisition-related expenses are expensed as incurred, except for those costs incurred to issue debt or equity securities (if applicable), and are included in general and administrative expense in our consolidated statements of operations. During and up to the one-year period beginning with the acquisition date, we may record certain purchase accounting adjustments related to the fair value of assets acquired and liabilities assumed against goodwill. After the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to our consolidated statements of operations. The fair value of contingent consideration liabilities assumed from an acquisition are remeasured each reporting period after the acquisition date and the changes in the estimated fair value, if any, are recorded within operating expenses in our consolidated statement of operations for such period. In accounting for income taxes in a business combination, changes in the deferred tax asset valuations allowance and income tax uncertainties after the acquisition date will be recognized through income tax expense in our consolidated statement of operations each reporting period.
The results of operations of the acquired business are included in our consolidated statement of operations since the date of acquisition.
Finite Intangible Assets
Finite-lived intangible assets are amortized over the following estimated useful lives:

Trade name	3.0 years
Customer relationships	5.0 years
Technology	7.0 years
Our finite-lived intangible assets are primarily amortized on a straight-line basis. We annually evaluate the estimated remaining useful lives of our intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.
Long-lived and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Our analysis did not indicate impairment during any of the periods presented.
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
We apply the straight-line attribution method to recognize compensation costs associated with awards that are not subject to graded vesting. For awards subject to graded vesting, we recognize expense separately for each vesting tranche. We regularly estimate when and if performance-based award will be earned and record expense over the estimated service period only for awards considered probable of being earned. Any previously recognized expense is reversed in the period in which an award is determined to no longer be probable of being earned.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using the expected value method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These clients have entered into contracts with contract terms generally from one to four years. As of September 30, 2021, we have approximately $4,051 of remaining unsatisfied performance obligations. We recognized revenue of approximately $2,418 and $1,911, respectively, during the three months ended September 30, 2021 and 2020, related to these types of contracts with our clients. During the nine months ended September 30, 2021 and 2020, we recognized approximately $6,774 and $6,008, respectively. We expect to recognize approximately 47% of the remaining unsatisfied performance obligations in 2021, approximately 51% in 2022, and approximately 2% in 2023.

We recorded deferred revenue of $2,479 in accordance with the allocation of purchase consideration related to the acquisition of Moov Corporation (Moov). Deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations. We recognized approximately $498 in September 2021 that was included in the deferred revenue purchase consideration allocation. The deferred revenue balance of approximately $1,981 as of September 30, 2021 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied. We expect to recognize approximately 46% of the remaining unsatisfied performance obligations in 2021, and approximately 54% in 2022.
3. Business Acquisition
In September 2021, we closed the acquisition of 100% of the equity interests of Moov, a California corporation doing business as Layer0, a sub-scale SaaS based application acceleration and developer support platform, for total purchase consideration of $52,487. The total purchase consideration included $34,054 in cash, and 6,878 shares of our common stock valued at $18,433 at the acquisition date.
In connection with this transaction, a shareholder of Moov entered into an employment agreement with us. As part of the employment agreement, the employee will receive contingent consideration of approximately $4,300 to be paid out ratably over a three year period on each anniversary of the acquisition closing date if the employee remains employed by us. As the employee is required to render services to us following the acquisition, this contingent consideration is not included in the purchase consideration.
The acquisition was accounted for under the acquisition method of accounting and the operating results of Moov have been included in our consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by us was allocated to Moov net tangible assets and intangible assets based on their estimated fair values as of the acquisition closing date. The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon our conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the technology, customer relationships and trade name of the acquired business and expected synergies at the time of the acquisition.
We retained an independent third-party valuation firm to assist management in our valuation of the acquired assets and liabilities.
The following table presents the allocation of the purchase price for Moov:

Consideration:
Cash	$34,054
Common stock	18,433
Total consideration	$52,487
The fair value of our common stock consideration of 6,878 shares, is based on the closing price of our common stock of $2.68 per share on the acquisition closing date.
The following table summarizes the allocation of the purchase consideration to the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired:

Cash	$3,130
Accounts receivable	2,515
Prepaid expenses and other current assets	273
Goodwill	27,479
Intangible assets
Trade name	91
Customer relationships	7,090
Technology	16,820
Total assets acquired	57,398
Accounts payable and accrued liabilities	2,432
Deferred revenue	2,479
Total liabilities	4,911
Total purchase consideration	$52,487
Certain amounts noted above are preliminary and subject to change during the respective measurement period (up to one year from the acquisition date) as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The primary preliminary estimates that are not yet finalized relate to certain assets and liabilities assumed, identifiable intangible assets, income and non-income based taxes and residual goodwill.
The fair value of the acquired intangible assets were determined as follows, trade name - income approach using the relief from royalty methodology, customer relationships - utilizing the cost approach methodology, and technology - excess earnings methodology under the income approach. The weighted-average amortization period of the acquired intangible assets was 6.4 years at acquisition.
During the three and nine months ended September 30, 2021, Moov represented $817 of our total revenue and $450 of our consolidated net loss. For the period January 1, 2021 to the acquisition closing date, Moov's unaudited revenue was approximately $8,969, and their net loss was approximately $628. For the year ended December 31, 2020, Moov's unaudited revenue was approximately $13,400, and their net loss was approximately $600.
Transaction costs incurred by us in connection with the Moov acquisition were $1,263 and $1,441 for the three and nine months ended September 30, 2021, respectively, and were recorded within general and administrative expenses in our consolidated statements of operations.
4. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at September 30, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$1,915	$—	$—	$1,915
Corporate notes and bonds	14,780	7	16	14,771
Municipal securities	19,562	—	7	19,555
Total marketable securities	$36,257	$7	$23	$36,241
The amortized cost and estimated fair value of marketable securities at September 30, 2021, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$36,217	$7	$23	$36,201
Due after one year and through five years	40	—	—	40
Total marketable securities	$36,257	$7	$23	$36,241

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$551	$—	$—	$551
Corporate notes and bonds	45,426	—	41	45,385
Municipal securities	31,039	1	8	31,032
Total marketable securities	$77,016	$1	$49	$76,968
The amortized cost and estimated fair value of marketable securities at December 31, 2020, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$76,976	$1	$49	$76,928
Due after one year and through five years	40	—	—	40
Total marketable securities	$77,016	$1	$49	$76,968
5. Accounts Receivable, net
    Accounts receivable, net include:

	September 30,	December 31,
	2021	2020
Accounts receivable	$48,007	$32,857
Less: credit allowance	(150)	(170)
Less: allowance for doubtful accounts	(1,678)	(1,012)
Total accounts receivable, net	$46,179	$31,675
    The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the nine months ended September 30, 2021 and the twelve months ended December 31, 2020:

	Nine Months Ended	Twelve Months Ended
	September 30, 2021	December 31, 2020
Beginning of period	$1,012	$973
Provision for credit losses	1,047	801
Write-offs	(381)	(762)
End of period	$1,678	$1,012
6. Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets include:

	September 30,	December 31,
	2021	2020
Prepaid bandwidth and backbone	1,530	3,519
VAT receivable	4,454	4,392
Prepaid expenses and insurance	3,011	2,906
Vendor deposits and other	4,401	4,771
Total prepaid expenses and other current assets	$13,396	$15,588

7. Property and Equipment, net
    Property and equipment, net include:

	September 30,	December 31,
	2021	2020
Network equipment	$125,665	$136,788
Computer equipment and software	7,014	7,358
Furniture and fixtures	1,412	1,703
Leasehold improvements	7,158	7,470
Other equipment	18	21
Total property and equipment	141,267	153,340
Less: accumulated depreciation	(104,875)	(106,922)
Total property and equipment, net	$36,392	$46,418
    Cost of revenue depreciation expense related to property and equipment was approximately $5,685 and $5,602, respectively, for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, respectively, cost of revenue depreciation expense related to property and equipment was approximately $17,293 and $16,112, respectively.
    Operating expense depreciation and amortization expense related to property and equipment was approximately $409 and $384, respectively, for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, respectively, operating expense depreciation expense related to property and equipment was approximately $1,497 and $1,049, respectively.
8. Goodwill and Other Intangible Assets
We have recorded goodwill as a result of past and current business acquisitions. We review goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit as of September 30, 2021.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021, were as follows:

Balance, December 31, 2020	$77,753
Foreign currency translation adjustment	(332)
Balance, March 31, 2021	$77,421
Foreign currency translation adjustment	221
Balance, June 30, 2021	$77,642
Acquisition of business	27,479
Foreign currency translation adjustment	100
Balance, September 30, 2021	$105,221
Intangible assets consist of the following as of September 30, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(3)	$88
Customer relationships	7,090	(118)	6,972
Technology	16,820	(200)	16,620
Total other intangible assets	$24,001	$(321)	$23,680
Aggregate expense related to amortization of other intangible assets for the three and nine months ended September 30, 2021,was approximately $321. There were no impairment charges incurred in the periods presented.

As of September 30, 2021, the weighted-average remaining useful lives of our acquired intangible assets were 3.0 years for trade name, 5.0 years for customer relationships, and 7.0 years for technology, and 6.4 years in total, for all acquired intangible assets.
As of September 30, 2021, future amortization expense related to our other intangible assets is expected to be recognized as follows:

Remainder of 2021	$963
2022	3,851
2023	3,851
2024	3,841
2025	3,821
Thereafter	7,353
Total	$23,680
9. Other Current Liabilities
    Other current liabilities include:

	September 30,	December 31,
	2021	2020
Accrued compensation and benefits	$6,789	$5,964
Accrued cost of revenue	2,649	5,036
Accrued interest payable	729	1,894
Restructuring charges	712	—
Accrued legal fees	1,133	61
Other accrued expenses	5,938	4,605
Total other current liabilities	$17,950	$17,560
10. Debt
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
As of September 30, 2021, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible. The Notes are classified as long-term debt on our condensed consolidated balance sheet as of September 30, 2021, and the liability component of the notes are classified as long-term debt on our condensed consolidated balance sheet as of December 31, 2020.
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
The net carrying amount of the liability and equity components of the Notes was as follows:

	September 30,	December 31,
	2021	2020
Liability component:
Principal	$125,000	$125,000
Debt discount (equity component)	—	(20,823)
Unamortized transaction costs	(3,424)	(3,232)
Net carrying amount	$121,576	$100,945

Equity component, net of transaction costs	$—	$21,733
Interest expense recognized related to the Notes was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Contractual interest expense	$1,094	$791	$3,259	$791
Amortization of debt discount	—	753	—	753
Amortization of transaction costs	204	115	604	115
Total	$1,298	$1,659	$3,863	$1,659
As of September 30, 2021, and December 31, 2020, the estimated fair value of the Notes was $111,238 and $114,233, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.
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
    As of September 30, 2021, and December 31, 2020, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000 and $20,000, respectively.

As of September 30, 2021, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended September 30, 2021 and 2020, there was no interest expense, and fees expense and amortization was $10 and $15, respectively. For the nine months ended September 30, 2021 and 2020, there was no interest expense, and fees expense and amortization was $36 and $97, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of the voting stock of each such foreign subsidiary.
    We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of September 30, 2021, we were in compliance with our covenant under the Credit Agreement.
11. Restructuring Charge
During the first quarter of 2021, management committed to restructure certain parts of the company to focus on improved growth and profitability. As a result, certain headcount reductions were implemented, and we incurred certain charges related to severance, share-based compensation, and professional fees. During the three months ended June 30, 2021, we incurred $2,155 of costs related to this restructuring plan. During the three months ended September 30, 2021, we recognized a cost recovery of $112, as actual expenses incurred were less than previously estimated. We do not expect any additional restructure charges related to this action plan.
During the third quarter of 2021, management committed to restructure certain parts of the company to align our workforce and facility requirements with our continued investment in the business as we focus on cost efficiencies, improved growth and profitability. As a result, certain facilities, right of use assets, outside service contracts and professional fees were incurred. During the three months ended September 30, 2021, we incurred $1,882 of costs related to this restructuring plan. We expect approximately $1,000 of additional costs related primarily to consulting fees to restructure our datacenter architecture over the next 12 months.
The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our condensed consolidated balance sheet) during the three and nine months ended September 30, 2021 (in thousands):

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Professional Fees and Other	Total
Balance as of January 1, 2021	$—	$—	$—	$—	$—
Costs incurred (recorded in restructuring charge)	3,513	1,354	—	2,006	6,873
Cash disbursements	(1,143)	—	—	(237)	(1,380)
Non-cash charges	—	(1,354)	—	—	(1,354)
Balance as of March 31, 2021	$2,370	$—	$—	$1,769	$4,139
Costs incurred (recorded in restructuring charge)	(247)	917		1,485	2,155
Cash disbursements	(1,203)	—		(2,902)	(4,105)
Non-cash charges	—	(917)	—	—	(917)
Balance as of June 30, 2021	$920	$—	$—	$352	$1,272
Costs incurred (recorded in restructuring charge)	(1)	(236)	1,882	125	1,770
Cash disbursements	(357)		—	(465)	(822)
Non-cash charges	(9)	383	(1,882)	—	(1,508)
Balance as of September 30, 2021	$553	$147	$—	$12	$712

12. Contingencies
Legal Matters
We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows and accordingly, no material legal contingencies were accrued as of September 30, 2021, and December 31, 2020. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
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
    The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(10,105)	$(3,985)	$(49,332)	$(10,968)
Basic weighted average outstanding shares of common stock	126,791	122,363	125,710	120,519
Basic weighted average outstanding shares of common stock	126,791	122,363	125,710	120,519
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	—	—	—
Diluted weighted average outstanding shares of common stock	126,791	122,363	125,710	120,519
Basic net loss per share	$(0.08)	$(0.03)	$(0.39)	$(0.09)
Diluted net loss per share:	$(0.08)	$(0.03)	$(0.39)	$(0.09)
    For the three and nine months ended September 30, 2021 and 2020, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee stock purchase plan	314	187	314	187
Stock options and warrants	1,243	6,676	2,574	6,401
Restricted stock units	11,521	1,894	11,979	1,984
Convertible senior notes	14,654	14,654	14,654	14,654
	27,732	23,411	29,521	23,226
14. Stockholders’ Equity
Common Stock
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the nine months ended September 30, 2021 and 2020, we did not repurchase any shares under the repurchase program. As of September 30, 2021, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
    We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated 2007 Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan.  Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares authorized for issuance under the Restated 2007 Plan as of September 30, 2021 was approximately 12,912.
Employee Stock Purchase Plan
    In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three months ended September 30, 2021, we did not issue any shares under the ESPP. During the nine months ended September 30, 2021, we issued 355 shares under the ESPP. Total cash proceeds from the purchase of shares under the ESPP was approximately $913. As of September 30, 2021, shares reserved for issuance to employees under this plan totaled 3,330, and we held employee contributions of $631 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
    Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at September 30, 2021. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of September 30, 2021, the board of directors had not adopted any resolutions for the issuance of preferred stock.
15. Accumulated Other Comprehensive Loss
    Changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2021, was as follows:

	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2020	$(7,460)	$(51)	$(7,511)
Other comprehensive loss before reclassifications	(1,012)	32	(980)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(1,012)	32	(980)
Balance, September 30, 2021	$(8,472)	$(19)	$(8,491)
16. Share-Based Compensation
    The following table summarizes the components of share-based compensation expense included in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation expense by type:
Stock options and warrants	$144	$1,024	$7,395	$3,143
Restricted stock units	3,300	713	8,579	8,413
ESPP	213	186	503	682
Total share-based compensation expense	$3,657	$1,923	$16,477	$12,238
Share-based compensation expense:
Cost of services	$438	$130	$1,142	$1,685
General and administrative expense	2,301	1,272	10,203	5,770
Sales and marketing expense	640	206	1,598	2,756
Research and development expense	662	315	1,647	2,027
Restructuring charge	(384)	—	1,887	—
Total share-based compensation expense	$3,657	$1,923	$16,477	$12,238
    Unrecognized share-based compensation expense totaled approximately $42,652 at September 30, 2021, of which $5,692 related to stock options and $36,960 related to restricted stock units. Unrecognized share-based compensation includes both time-based and performance-based equity to be issued as part of our recent business acquisition. We currently expect to recognize share-based compensation expense of $5,458 during the remainder of 2021, $18,141 in 2022, and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at September 30, 2021.
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
During the three months ended June 30, 2021, 55,233 shares from the first warrant and 82,850 shares from the second warrant vested. We have terminated the relationship with the outside consulting firm and there will be no further vesting. As of September 30, 2021, we agreed to provide the holder of the warrants a cash payment in exchange for the cancellation of the first warrant, including the 55,233 shares vested. The remaining 82,850 shares vested under the second warrant were outstanding as of September 30, 2021 and remain exercisable, subject to and conditioned upon the rights and restrictions contained in such warrant.
    On July 28, 2021, we signed a definitive agreement to acquire all of the issued and outstanding shares, options, warrants, convertible securities and other outstanding equity interests of Moov. As part of the purchase agreement, there is an incentive equity pool of $30,000 of restricted stock units to be granted to former Moov employees (including the Co-Founder) if they meet certain vesting criteria as follows:
•$10,000 is subject to time-based vesting over a period of either 36 or 48 months; and

•$20,000 is subject to achieving certain financial and operational metrics by June 30, 2025. We are recognizing the expense associated with this equity grant over a 28 month period.
This resulted in a total of 11,198 restricted stock units, most of which will be granted as inducements to employment in accordance with NASDAQ Listing Rule 5635(c)(4).
Also, in connection with our acquisition of Moov we agreed to assume all outstanding issued but unvested Moov stock options under the 2017 Moov Corporation Equity Incentive Plan. Following such conversion, we issued 818 stock options subject to time-based vesting under the Restated 2007 Plan, with exercises prices between $0.38 and $0.58 per share.
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
17. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of September 30, 2021.

Right-of-use assets	$7,683

Lease liability obligations, current	$1,966
Lease liability obligations, less current portion	10,045
Total lease liability obligations	$12,011

Weighted-average remaining lease term	7.9 years

Weighted-average discount rate	5.05%
During the three months ended September 30, 2021, we recognized approximately $398 in operating lease costs. Operating lease costs of $97 are included in cost of revenue, and $301 are included in operating expenses in our consolidated statements of operations. During the three months ended September 30, 2021, cash paid for operating leases was approximately $754. For the nine months ended September 30, 2021, we recognized approximately $1,827 in operating lease costs. Operating lease costs of $340 are included in cost of revenue, and $1,487 are included in operating expenses in our consolidated statements of operations. For the nine months ended September 30, 2021, cash paid for operating leases was approximately $2,317.
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
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2021, are as follows:

Remainder of 2021	$678
2022	2,391
2023	1,811
2024	1,441
2025	1,440
Thereafter	6,829
Total minimum payments	14,590
Less: amount representing interest	2,579
Total	$12,011
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of September 30, 2021:

Remainder of 2021	$18,911
2022	39,027
2023	17,941
2024	8,960
2025	5,993
Thereafter	3,372
Total minimum payments	$94,204
18. Concentrations
    During the three and nine months ended September 30, 2021, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue. During the three months ended September 30, 2020, we had one client, Amazon who represented 10% or more of our total revenue. During the nine months ended September 30, 2020, we had two clients, Amazon and Sony who each represented 10% or more of our total revenue.
    Revenue from clients located within the United States, our country of domicile, was $33,405 for the three months ended September 30, 2021, compared to $38,075 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, revenue from clients located within the United States $90,576, compared to $107,698 for the nine months ended September 30, 2020.
    During the three and nine months ended September 30, 2021, based on client location, we had two countries, the United States and Japan, that accounted for 10% or more of our total revenue. During the three and nine months ended September 30, 2020, respectively, based on client location, we had three countries, the United States, Japan, and the United Kingdom, that accounted for 10% or more of our total revenue.
19. Income Taxes
    Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended September 30, 2021 and 2020 was $211 and $66, respectively. For the nine months ended September 30, 2021 and 2020, income tax expense was $718 and $377, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2017 through 2019 remain subject to examination by federal tax authorities. Tax years 2016 through 2019 generally remain subject to examination by state tax authorities. As of September 30, 2021, we are not under any federal or state examination for income taxes.
For the three and nine months ended September 30, 2021 and 2020, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (GILTI) as a result of our net operating loss carryforwards (NOL) and valuation allowance position. We do not expect the GILTI to have a material impact on future earnings due to our NOL and valuation allowance position.

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
20. Segment Reporting and Geographic Areas
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
    Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Americas	$34,065	62%	$38,594	65%	$92,432	60%	$109,652	63%
EMEA	6,427	12%	8,590	15%	20,986	14%	27,411	16%
Asia Pacific	14,710	26%	12,059	20%	41,327	26%	37,738	21%
Total revenue	$55,202	100%	$59,243	100%	$154,745	100%	$174,801	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country / Region	2021	2020	2021	2020
United States / Americas	$33,405	$38,075	$90,576	$107,698
United Kingdom / EMEA	$2,675	$6,939	$13,031	$22,016
Japan / Asia Pacific	$7,925	$7,703	$23,584	$24,251
The following table sets forth long-lived assets by geographic area in which the assets are located:

	September 30,	December 31,
	2021	2020
Americas	$25,764	$32,626
International	10,628	13,792
Total long-lived assets	$36,392	$46,418
21. Fair Value Measurements
As of September 30, 2021, and December 31, 2020, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at September 30, 2021:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$8,528	$8,528	$—	$—
Certificate of deposit (1)	1,915	—	1,915	—
Corporate notes and bonds (1)	14,771	—	14,771	—
Municipal securities (1)	19,555	—	19,555	—
Total assets measured at fair value	$44,769	$8,528	$36,241	$—
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
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we are an industry-leader in content delivery services and AppOps, our coordinated complete solution to deliver instant, secure website applications that provides powerful tools and a client-first approach to optimize and deliver digital experiences at the edge. We are a trusted partner to the world’s biggest brands and serve their global customers with experiences such as livestream sporting events, global movie launches, video games, or file downloads for new phone apps. We offer one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable. Our mission is to securely manage and globally deliver digital content, building client satisfaction through exceptional reliability and performance.
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
Our delivery services represented approximately 70% and 75%, respectively, of our total revenue during the three and nine months ended September 30, 2021. We also generate revenue through the sale of professional services and other infrastructure services, such as transit, rack space services, and hardware to help our clients build out edge solutions.
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
We provide our services in a hyper competitive industry, where differentiation is primarily measured by performance and cost where the difference between providers can be as small as a fraction of a percent. We have experienced the commoditization of our once innovative and highly valued service, which, when combined with the low switching costs in a multi-CDN environment, results in on-going price compression, despite the large, unmet market need for our services. During the first nine months of 2021, we continued to see a decline in our average selling price, primarily the result of on-going price compression with our multi-CDN clients.
In February 2021, Bob Lyons joined the company as President, Chief Executive Officer and Director, replacing Bob Lento. Since that date and under Mr. Lyon's leadership, we have established and begun implementing a go-forward strategy designed to simultaneously address short-term headwinds and to position us to achieve near- and long-term success by building upon and more fully leveraging our ultra-low latency, global network, and operational expertise. We are focused on three key areas:
• Improving our core: Our ability to consistently grow revenue requires us to do a better job at managing the cost structure of our network while anticipating and providing our clients with the tools and reliable performance they need and to do it sooner and better than our competitors. Our recent revenue and profitability trends have been adversely impacted by our costs of services and operating expenses. Our operating expenses are largely driven by payroll and related employee costs. We have implemented a broader and more detailed operating model built on metrics, process discipline, and improvements to client satisfaction, performance, and cost. We are building an internal culture that embraces speed, transparency, and accountability. We also announced tangible steps to improve our cost competitiveness, with a reduction in workforce by approximately 16% in

March of 2021. As a result, our employee headcount decreased from 618 on December 31, 2020, to 510 on March 31, 2021. As of September 30, 2021, our employee headcount was 529. We recorded additional restructuring charges of $1,770 during the three months ended September 30, 2021, for a total of $15,625 in restructuring and transition related costs during the first nine months of 2021. We believe these actions will result in approximately $15,000 of recurring annual savings, primarily in selling, general and administrative expense. We are also continuously seeking opportunities to be more efficient and productive in order to achieve cost savings and improve our profitability.
• Expanding our core: In July 2021, we announced the hiring of Eric Armstrong as Senior Vice President of Growth. We are redesigning our commercial and product approaches to strengthen and broaden our key client relationships, to support a land and expand strategy. We believe that this, coupled with new edge-based tools and solutions we anticipate bringing to market, will assist in our ability to re-accelerate growth. Key elements of our plan to Expand the Core include tightening the alignment between our Sales and Marketing organizations, moving to a “client success” model that pairs client relationship managers with client performance managers to ensure proactive client success and exploring ways to dynamically optimize how we price our services that gives us more flexibility – and a renewed ability to sell more broadly into our existing client base.
• Extending our core: Longer term, we believe we can drive meaningful improvements to profitability and growth by diversifying our capabilities, clients, and revenue mix. We need to enable digital builders to easily load content faster, personalize it more and protect it outside of a controlled environment. We believe we have an opportunity of extending the use of our network to new clients with new solutions that utilize non-peak traffic solutions. In September 2021, we announced the acquisition of Moov Corporation (Moov), a California corporation doing business as Layer0, a sub-scale SaaS based application acceleration and developer support platform, for total purchase consideration of $52,487. We believe this platform coupled with our global CDN network will be a catalyst in our pursuit of positioning us as an Edge Solutions platform. Following the acquisition of Moov:
•We will be launching a new web application acceleration solution in the fourth quarter of 2021.
•We have identified approximately $3,000 of recurring cost synergies.
•We believe that this acquisition meaningfully improves our product management and development capabilities.
Also, following the acquisition, Ajay Kapur, Moov’s co-founder, became our Chief Technology Officer, and other Moov leadership assumed critical roles at Limelight.
We are committed to helping our clients deliver better digital experiences to their customers, create better returns for our shareholders, and provide our employees an environment in which they can grow, develop, and win.
The following table summarizes our revenue, costs, and expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands of dollars and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenue	$55,202	100.0%	$59,243	100.0%	$154,745	100.0%	$174,801	100.0%
Cost of revenue	39,372	71.3%	37,507	63.3%	117,001	75.6%	108,518	62.1%
Gross profit	15,830	28.7%	21,736	36.7%	37,744	24.4%	66,283	37.9%
Operating expenses	22,454	40.7%	24,016	40.5%	70,901	45.8%	74,762	42.8%
Restructuring charges	1,770	3.2%	—	—%	10,798	7.0%	—	—%
Operating loss	(8,394)	(15.2)%	(2,280)	(3.8)%	(43,955)	(28.4)%	(8,479)	(4.9)%
Total other income (expense)	(1,500)	(2.7)%	(1,639)	(2.8)%	(4,659)	(3.0)%	(2,112)	(1.2)%
Loss before income taxes	(9,894)	(17.9)%	(3,919)	(6.6)%	(48,614)	(31.4)%	(10,591)	(6.1)%
Income tax expense	211	0.4%	66	0.1%	718	0.5%	377	0.2%
Net loss	$(10,105)	(18.3)%	$(3,985)	(6.7)%	$(49,332)	(31.9)%	$(10,968)	(6.3)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net income (loss), adjusted to exclude share-based compensation, non-cash interest expense, restructuring and transition related charges, acquisition and legal related expenses, and amortization of intangible assets. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net income (loss), adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude share-based compensation, restructuring and transition related charges, and acquisition and legal related expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our November 4, 2021, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2021	2021	2020	2021	2020
U.S. GAAP net loss	$(10,105)	$(13,698)	$(3,985)	$(49,332)	$(10,968)
Share-based compensation	4,041	3,341	1,923	10,026	12,238
Non-cash interest expense	204	201	868	604	868
Restructuring and transition related charges	1,770	2,155	—	15,625	—
Acquisition and legal related expenses	2,263	—	—	2,441	—
Amortization of intangible assets	321	—	—	321	—
Non-GAAP net (loss) income	$(1,506)	$(8,001)	$(1,194)	$(20,315)	$2,138

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2021	2021	2020	2021	2020
U.S. GAAP net loss	$(10,105)	$(13,698)	$(3,985)	$(49,332)	$(10,968)
Depreciation and amortization	6,415	6,478	5,986	19,111	17,161
Interest expense	1,308	1,305	1,674	3,899	1,756
Interest and other (income) expense	192	398	(35)	760	356
Income tax expense	211	248	66	718	377
EBITDA	$(1,979)	$(5,269)	$3,706	$(24,844)	$8,682
Share-based compensation	4,041	3,341	1,923	10,026	12,238
Restructuring and transition related charges	1,770	2,155	—	15,625	—
Acquisition and legal related expenses	2,263	—	—	2,441	—
Adjusted EBITDA	$6,095	$227	$5,629	$3,248	$20,920
Critical Accounting Policies and Estimates
    Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the nine months ended September 30, 2021, there have been no other significant changes in our critical accounting policies and estimates.
Results of Operations
Revenue
We derive revenue primarily from the sale of our digital content delivery, video delivery, website development and acceleration, cloud security, edge compute, and origin storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit, rack space services, and hardware to help our clients build out edge solutions.
    The following table reflects our revenue for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
Revenue	$55,202	$59,243	$(4,041)	(7)%	$154,745	$174,801	$(20,056)	(11)%
    Our revenue decreased during the three and nine months ended September 30, 2021, versus the comparable 2020 periods, primarily due to a decrease in our delivery services revenue. The decrease in delivery services revenue was primarily due to lower traffic volumes with our largest client as a result of easing Covid-19 lockdown restrictions and a reduced amount of new content released for consumption, as well as a decrease in our average selling price. We believe that we have improved our performance with many of our largest clients, and we are positioned to take advantage of volume growth as new content is released. Our active clients worldwide increased to 581 as of September 30, 2021, compared to 534 as of September 30, 2020. the increase was primarily driven by our business acquisition in September 2021.
    During the three months ended September 30, 2021 and 2020, sales to our top 20 clients accounted for approximately 77% and 79%, respectively, of our total revenue. For the nine months ended September 30, 2021 and 2020, sales to our top 20 clients accounted for approximately 76% and 77%, respectively, of our total revenue. The clients that comprised our top 20 clients change from time to time, and our large clients may not continue to be as significant going forward as they have been in the past.
    During the three and nine months ended September 30, 2021, and the nine months ended September 30, 2020, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue. During the three months ended September 30, 2020, we had one client, Amazon, who represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Americas	$34,065	62%	$38,594	65%	$92,432	60%	$109,652	63%
EMEA	6,427	12%	8,590	15%	20,986	14%	27,411	16%
Asia Pacific	14,710	26%	12,059	20%	41,327	26%	37,738	21%
Total revenue	$55,202	100%	$59,243	100%	$154,745	100%	$174,801	100%
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

    Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Bandwidth and co-location fees	$22,840	41.4%	$22,824	38.5%	$70,763	45.7%	$64,314	36.8%
Depreciation - network	5,685	10.3%	5,602	9.5%	17,293	11.2%	16,112	9.2%
Payroll and related employee costs	3,833	6.9%	4,827	8.1%	12,302	7.9%	14,329	8.2%
Share-based compensation	438	0.8%	130	0.2%	1,142	0.7%	1,685	1.0%
Other costs	6,576	11.9%	4,124	7.0%	15,501	10.0%	12,078	6.9%
Total cost of revenue	$39,372	71.3%	$37,507	63.3%	$117,001	75.6%	$108,518	62.1%
Our cost of revenue increased in both aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2021, versus the comparable 2020 periods. The changes in cost of revenue were primarily a result of the following:
•Bandwidth and co-location fees increased in aggregate dollars due to higher transit fees, as well as continued expansion in existing and new geographies.
•Depreciation expense increased due to increased capital expenditures over the last two years.
•Payroll and related employee costs were lower as a result of decreased network operations and professional services personnel and lower variable compensation.
•Share-based compensation increased during the three months ended September 30, 2021, primarily due to an increase in estimated annual variable compensation that will be paid out in restricted stock units and equity related to our recently completed business combination. For the nine months ended September 30, 2021, share-based compensation decreased primarily as a result of lower variable compensation paid out in restricted stock units, and the impact of the reduction in workforce in March 2021 versus the comparable 2020 period.
•Other costs increased primarily due to costs associated with the sale of equipment, increased international re-seller costs, professional fees, and increased fees and licenses. These increases were partially off-set by decreased contract royalties, and travel and entertainment expense.
General and Administrative
    General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Payroll and related employee costs	$3,127	5.7%	$3,617	6.1%	$9,499	6.1%	$10,005	5.7%
Professional fees and outside services	1,232	2.2%	1,103	1.9%	3,798	2.5%	2,971	1.7%
Share-based compensation	2,301	4.2%	1,272	2.1%	10,203	6.6%	5,770	3.3%
Acquisition and legal related expenses	2,263	4.1%	—	—%	2,441	1.6%	—	—%
Other costs	1,609	2.9%	1,759	3.0%	5,003	3.2%	5,074	2.9%
Total general and administrative	$10,532	19.1%	$7,751	13.1%	$30,944	20.0%	$23,820	13.6%
Our general and administrative expense increased in both aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2021, versus the comparable 2020 period.
The increase in aggregate dollars for the three months ended September 30, 2021, versus the comparable 2020 period was primarily driven by acquisition and legal related expenses and increased share-based compensation. The increase in share-based compensation relates to our recently completed business combination and for a sign-on bonus converted from cash to restricted stock units for our Chief Executive Officer. These increases were partially off-set by decreased payroll and related employee costs (lower variable compensation) and decreased fees and licenses which is included in other costs.

The increase in aggregate dollars for the nine months ended September 30, 2021, versus the comparable 2020 period was primarily driven by an increase in acquisition and legal related expenses, share based compensation, professional fees, and increased bad debt expense which is included in other costs. The increase in share-based compensation was the result of a transition agreement entered into between us and our former CEO who retired in January 2021, which modified existing share-based awards and resulted in additional share-based compensation. Share-based compensation also increased as a result of our recently completed business combination and for a sign-on bonus converted from cash to restricted stock units for our Chief Executive Officer. Professional fees increased due to higher legal fees associated with corporate and governance matters and other outside services. The decrease in other costs was the result of decreased fees and licenses, off-set by increased bad debt expense.
    We expect our general and administrative expenses for 2021 to increase in both aggregate dollars and as a percentage of total revenue due primarily to transition related expenses and the acquisition of Moov.
Sales and Marketing
    Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Payroll and related employee costs	$4,111	7.4%	$8,391	14.2%	$15,822	10.2%	$24,409	14.0%
Share-based compensation	640	1.2%	206	0.3%	1,598	1.0%	2,756	1.6%
Marketing programs	448	0.8%	634	1.1%	1,157	0.7%	1,705	1.0%
Other costs	788	1.4%	1,225	2.1%	3,042	2.0%	4,409	2.5%
Total sales and marketing	$5,987	10.8%	$10,456	17.6%	$21,619	14.0%	$33,279	19.0%
Our sales and marketing expense decreased in both aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2021, versus the comparable 2020 periods.
The decrease in aggregate dollars for the three and nine months ended September 30, 2021, versus the comparable 2020 periods was primarily driven by decreased payroll and related employee costs, decreased share-based compensation and decreased other costs. The decrease in payroll and related employee costs was due to the impact of the reduction in workforce in March 2021 and lower variable compensation. While share-based compensation increased during the three months ended September 30, 2021, primarily as a result of our recently completed business combination, year-to-date share-based compensation decreased primarily due to lower equity variable compensation in the first nine months of 2021 versus the comparable 2020 period and the impact of the March 2021 reduction in workforce. The decrease in other costs was due to decreased other employee costs, lower facility costs, decreased travel and entertainment, and decreased fees and licenses, off-set by an increase in casual labor.
    We expect our sales and marketing expenses for 2021 to decrease as a result of the March 2021 reduction in workforce.
Research and Development
    Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Payroll and related employee costs	$3,160	5.7%	$3,973	6.7%	$10,368	6.7%	$11,117	6.4%
Share-based compensation	662	1.2%	315	0.5%	1,647	1.1%	2,027	1.2%
Other costs	1,383	2.5%	1,137	1.9%	4,505	2.9%	3,470	2.0%
Total research and development	$5,205	9.4%	$5,425	9.2%	$16,520	10.7%	$16,614	9.5%
    Our research and development expense decreased in aggregate dollars and increased as a percentage of total revenue for the three and nine months ended September 30, 2021, versus the comparable 2020 periods.

The decrease in aggregate dollars during the three and nine months ended September 30, 2021, was primarily due to a decrease in payroll and related employee costs (reduced salaries and variable compensation due to lower headcount) and decreased share-based compensation. While share-based compensation increased during the three months ended September 30, 2021, primarily as a result of our recently completed business combination, year-to-date share-based compensation decreased primarily due to lower equity variable compensation in the first nine months of 2021 versus the comparable 2020 period and the impact of the March 2021 reduction in workforce. These decreases were off-set by an increase in other costs, which was primarily due to increased fees and licenses and other employee costs.
    We expect our research and development expenses for 2021 to increase slightly in the second half of 2021 due to the acquisition of Moov.
Depreciation and Amortization (Operating Expenses)
    Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of acquired intangible assets.
Depreciation and amortization expense was $730, or 1.3% of revenue, for the three months ended September 30, 2021, versus $384, or 0.6% of revenue, for the comparable 2020 period. For the nine months ended September 30, 2021, depreciation and amortization expense was $1,818, or 1.2% of revenue versus $1,049, or 0.6% of revenue, for the comparable 2020 period.
The increase in depreciation and amortization expense for the three and nine months ended September 30, 2021, versus the comparable 2020 periods was primarily due to the amortization of intangible assets acquired in the acquisition of business. For the three and nine months ended September 30, 2021, amortization of intangibles was approximately $321. Based on our intangible assets at September 30, 2021, we expect amortization of other intangible assets to be approximately $963 for the remainder of 2021, and $3,851, $3,851, $3,841, and $3,821 for fiscal years 2022, 2023, 2024, and 2025, respectively.
Restructuring Charges
The restructuring charges for the three month period ended September 30, 2021, were the result of management's commitment to restructure certain parts of the company to align our workforce and facility requirements with our continued investment in the business as we focus on cost efficiencies, improved growth, and profitability.
The restructuring charges for the three and nine month periods ended September 30, 2021, were the result of management's commitment to restructure certain parts of the company to focus on cost efficiencies, improved growth, and profitability. As a result, certain headcount reductions were made, as well as incurring certain charges for facilities, right of use assets, outside service contracts, share-based compensation, and professional fees. Please refer to Note 11 "Restructuring Charge" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to incur approximately $1,000 of additional restructure charges primarily for consulting fees to restructure our datacenter architecture over the next 12 months.
Interest Expense
    Interest expense was $1,308 for the three months ended September 30, 2021, versus $1,674 for the comparable 2020 period. For the nine months ended September 30, 2021, interest expense was $3,899 versus $1,756 for the comparable 2020 period. Interest expense includes expense associated with the issuance of our senior convertible notes in July 2020 and fees associated with the Loan and Security Agreement (as amended, the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015.
Interest Income
Interest income was $17 for the three months ended September 30, 2021, versus $10 for the comparable 2020 period. For the nine months ended September 30, 2021, interest income was $104 versus $40 for the comparable 2020 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
    Other expense was $209 for the three months ended September 30, 2021, versus other income of $25 for the comparable 2020 period. For the nine months ended September 30, 2021, other expense was $864 versus $396 for the comparable 2020 period. For the three and nine months ended September 30, 2021, other income/expense consisted primarily of foreign currency transaction gains and losses, legal settlement, and the gain/loss on sale of fixed assets. For the three and nine months ended September 30, 2020, other income/expense consisted primarily of foreign currency transaction gains and losses, and the gain/loss on sale of fixed assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three months ended September 30, 2021 was $211, versus $66 for the comparable 2020 period. For the nine months ended September 30, 2021, income tax expense was $718 versus $377 for the comparable 2020 period. Income tax expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of September 30, 2021, our cash, cash equivalents, and marketable securities classified as current totaled $75,786. Included in this amount is approximately $10,329 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled "Risk Factors". However, we believe that our existing cash, cash equivalents, and marketable securities, and available borrowing capacity will be sufficient to meet our anticipated cash needs for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.
The major components of changes in cash flows for the nine months ended September 30, 2021 and 2020, are discussed in the following paragraphs.
Operating Activities
    Net cash used in operating activities was $7,330 for the nine months ended September 30, 2021, versus net cash provided by operating activities of $19,575 for the comparable 2020 period, a decrease of $26,905. Changes in operating assets and liabilities of $3,649 during the nine months ended September 30, 2021, versus $(93) in the comparable 2020 period, were primarily due to:
•accounts receivable increased $13,037 during the nine months ended September 30, 2021, as a result of timing of collections as compared to a $8,221 increase in the comparable 2020 period;
•prepaid expenses and other current assets decreased $1,678 during the nine months ended September 30, 2021, due to a decrease in, prepaid bandwidth and backbone expenses and vendor deposits and other. These decreases were offset by an increase in VAT receivable and prepaid expenses and insurance, compared to an increase of $2,679 in the comparable 2020 period;
•accounts payable and other current liabilities increased $8,163 during the nine months ended September 30, 2021, versus an increase of $8,159 for the comparable 2020 period due to accrued account payable, accrued legal fees, and our restructuring charge accrual, off-set by a decrease in accrued cost of revenue, the timing of variable compensation, and vendor payments.
    Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2021 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $3,496 for the nine months ended September 30, 2021, versus net cash used in investing activities of $71,917 for the comparable 2020 period. For the nine months ended September 30, 2021, net cash used in investing activities was related to the acquisition of a business, the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, offset by cash received from the sale and maturities of marketable securities. For the nine months ended September

30, 2020, net cash used in investing activities related to the purchase of marketable securities and capital expenditures primarily for servers and network equipment.
In September 2021 we acquired Moov. The purchase price included both cash and shares of our common stock. Cash paid, net of cash acquired, was approximately $30,968.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our network. During the nine months ended September 30, 2021, we made capital expenditures of $11,909, which represented approximately 8% of our total revenue. We currently expect capital expenditures in 2021 to be approximately $15 to $20 million, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash provided by financing activities was $4,115 for the nine months ended September 30, 2021, versus net cash provided by financing activities of $109,107 for the comparable 2020 period. Net cash provided by financing activities in the nine months ended September 30, 2021, primarily relates to cash received from the exercise of stock options and our employee stock purchase plan of $5,460, offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,315.
Net cash provided by financing activities in the nine months ended September 30, 2020, primarily relates to cash received from the issuance of our 3.5% Convertible Senior Notes due 2025 of $121,600, and the exercise of stock options and our employee stock purchase plan of $8,691, offset by $16,413 premium paid related to our capped call transactions, $784 payment of debt issuance costs, and the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $3,987.
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
As of September 30, 2021, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible.
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
    As of September 30, 2021, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. As of September 30, 2021, and December 31, 2020, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000 and $20,000, respectively.
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
    We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of September 30, 2021, we were in compliance with our covenant under the Credit Agreement.
    For a more detailed discussion regarding our Credit Agreement, please refer to Note 10 "Debt - Line of Credit" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Share Repurchases
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the nine months ended September 30, 2021 and 2020, we did not repurchase any shares under the repurchase program. As of September 30, 2021, there remained $21,200 under this share repurchase program.
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
    The following table presents our contractual obligations and commercial commitments, as of September 30, 2021, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$78,561	$40,402	$27,285	$10,832	$42
Rack space commitments	15,643	10,523	4,913	207	—
Total purchase commitments	94,204	50,925	32,198	11,039	42
Right-of-use assets and other operating leases	14,776	2,703	3,446	2,894	5,733
Total commitments	$108,980	$53,628	$35,644	$13,933	$5,775
Off Balance Sheet Arrangements
As of September 30, 2021, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit under the Credit Agreement, as amended, is at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of September 30, 2021, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international clients. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2020, would have been higher by approximately $3,903, and our net loss for the nine months ended September 30, 2021, would have been higher by approximately $3,134. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of clients typically account for a significant percentage of our revenue. During the three months ended September 30, 2021 and 2020, sales to our top 20 clients accounted for approximately 77% and 79%, respectively, of our total revenue. During the three months ended September 30, 2021, we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue. During the three months ended September 30, 2020, we had one client, Amazon, who represented more than 10% of our total revenue.
    For the nine months ended September 30, 2021 and 2020, sales to our top 20 clients accounted for approximately 76% and 77%, respectively, of our total revenue. During the nine months ended September 30, 2021 and 2020, we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
    Our services and solutions are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global network infrastructure has to perform well and be reliable for us to be successful. We will need to continue to invest in infrastructure and client success to account for the continued growth in traffic (and the increased complexity of that traffic) delivered via networks such as ours. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. For example, during 2020, we increased our network capacity by more than 41% to over 90 terabits per second through software enhancements and hardware additions. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition. For example, supply chain disruptions due to the ongoing Covid-19 pandemic, natural disasters, increased demand, and political unrest (among other reasons) impact, and will likely continue to impact, our ability to procure equipment for upgrades, replacement parts, and network expansion within our expected price range or in extreme cases, at all. Global supply chain issues also affect our ability to timely deploy equipment, such as servers and other components required to keep our network up-to-date and growing to meet our customers' needs. Such delays in procuring and deploying the equipment required for our network could affect the quality and delivery time of services to our existing customers and prevent us from acquiring the network equipment needed to expand our business. Also, from time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead to the loss of current and potential clients, which would harm our operating results and financial condition.
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
We enter into arrangements for private line capacity for our backbone from third party providers. Our contracts for private line capacity generally have terms of three to four years. The communications capacity may become unavailable for a variety of reasons, such as physical interruption, technical difficulties, contractual disputes, or the financial health of our third party providers. Also, industry consolidation among communications providers could result in fewer viable market alternatives, which could have an impact on our costs of providing services. Alternative providers are currently available; however, it could be time consuming and expensive to promptly identify and obtain alternative third party connectivity. Additionally, as we grow, we anticipate requiring greater private line capacity than we currently have in place. If we are unable to obtain such capacity from third party providers on terms commercially acceptable to us or at all, our business and financial results would suffer. Similarly, if we are unable to timely deploy enough network capacity to meet the needs of our client base or effectively manage the demand for our services, our reputation and relationships with our clients would be harmed, which, in turn, could harm our business, financial condition and results of operations.
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
A relatively small number of clients typically account for a significant percentage of our revenue. For the nine months ended September 30, 2021, sales to our top 20 clients accounted for approximately 76% of our total revenue and we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue.
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
As of September 30, 2021, we had a goodwill balance of approximately $105,221, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
In connection with our acquisition of Moov Corporation (Moov), a California corporation doing business as Layer0, in September 2021, we issued 6,878 shares of our common stock valued at $18,433 as partial consideration for 100% of the equity interests of Moov. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.Not applicable
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
    None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Agreement and Plan of Merger by and among Limelight Networks, Inc., Moov Corporation, Mojo Merger Sub, Inc., Mojo Merger Sub, LLC, and Fortis Advisors Dated July 28, 2021.					X

3.1	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.2	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
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

LIMELIGHT NETWORKS, INC.

Date:	November 5, 2021	By:	/s/ DANIEL R. BONCEL
Daniel R. Boncel Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)