Form 10-K
period 2021-12-31
Limelight Networks, Inc.
filed 2022-02-17
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                          to
Commission file number 001-33508

Limelight Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1677033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2220 W. 14th Street,
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $393.0 million based on the last reported sale price of the common stock on the Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of January 28, 2022: 135,104,080 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIMELIGHT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2021

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
•our plans with respect to investments in marketable securities,
•our expectations and strategies regarding acquisitions;
•our expectations regarding litigation and other pending or potential disputes;
•our estimations regarding taxes and belief regarding our tax reserves;
•our beliefs regarding the use of Non-GAAP financial measures;
•our approach to identifying, attracting and keeping new and existing clients, our focus on core market growth segments where we will have a right-to-win, as well as our expectations regarding client turnover;
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
Unless expressly indicated or the context requires otherwise, the terms "Limelight," "we," "us," and "our" in this document refer to Limelight Networks, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. All information is presented in thousands, except per share amounts, client count and where specifically noted.

PART I
Item 1.        Business
We were incorporated in Delaware in 2003 and have operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. We began international operations in 2004. Our principal executive office is located at 2220 W. 14th Street, Tempe, Arizona, 85281, and our main telephone number is (602) 850-5000. We operate and report on a calendar year basis with our fiscal quarters ending March 31, June 30, September 30, and December 31st.
Overview
Limelight’s goal is to provide clients with a productive, performant and protected environment to run their mission critical applications on the edge.
Limelight has a comprehensive strategic operating plan focused on evolving the company into a leading provider of edge services for outcome buyers by offering solutions that we believe provide superior performance and team productivity versus point solutions available from existing vendors. Limelight is targeting this $37 billion market with its two edge solutions: Content Delivery and AppOps.
The foundation of our strategy is supported by three pillars, each of which balance our immediate and longer-term growth and profitability objectives. The first pillar is improving our core, which focuses on network performance and operating costs; the second pillar is expanding our core, which focuses on revenue growth with existing and new clients, and the third pillar is extending our core, which focuses on introducing new solutions that will increase network utilization, growth, and gross margins.
Based on our Improve-Extend-Expand pillars, in 2021, we implemented a rigorous and disciplined process that spans all aspects of our network and client operations. This has resulted in significant sequential growth and margin expansion since implementation.
In September 2021, we announced the acquisition of Moov Corporation (Moov), a California corporation doing business as Layer0, a sub-scale SaaS based application acceleration and developer support platform. We believe this platform coupled with our global CDN network will be a catalyst in our pursuit of positioning us as an Edge Solutions platform. Our acquisition of Moov was a significant step in advancing Limelight's strategy as an edge-enabled software-as-a-service (SaaS) solutions provider with the combined platform delivering sub-second web applications (Apps) and application programming interfaces (APIs) through an all-in-one Jamstack platform. This flagship product enables Limelight to capitalize on the accelerating trend of developers using the edge to better address application performance, improve overall productivity, and reduce the attack surface. We believe that the combined Moov capabilities and our proprietary global network give Limelight the best application delivery solution in the market.
Industry Trends
The internet of the future requires the highest quality digital experiences around the world. Four major trends include:
Faster Web Apps. Consumer expectations for online experiences have never been higher. A website’s user experience needs to be fast, seamless, and uninterrupted. According to Google, 53% of visitors will abandon a site if it takes longer than three seconds to load. This puts pressure on developers to release web Apps that load at sub-second speeds. We believe having a fully integrated platform with developer workflow will be a growing requirement for businesses worldwide.
Faster Web App Teams. Teams that ship software faster, grow revenue faster. The fastest quartile of teams work at companies who grow revenue 2.5 to 5 times faster than companies with slower teams, according to a (May 2021) study by McKinsey. We believe our holistic platform allows teams to ship updates to their Apps significantly faster than today’s state-of-the-art, which requires cobbling together over a dozen point cloud services from the hyperscale cloud, web CDN, and observability vendors.
Broadcast-Quality Online Video and rise of OTT. We believe online video and the practice of "cord cutting" is now a primary choice for people to watch video content, whether it’s via their personal computers, smartphones, tablets, smart televisions, or other connected devices. Consumers expect the same quality experience online as they would have in viewing broadcast television. This puts a significant burden on publishers to not only produce compelling content, but also to deliver it in a way that meets high consumer expectations. We believe that as more content is made available in 4K resolution, more consumers will want to consume the higher-quality content, resulting in increased strain on internet architecture and infrastructure.

Growth of Digital Downloads. We believe consumers are increasingly making purchases of movies, music, video games, and applications digitally from a variety of retailers and download sizes have increased, especially for video games. For example, releases of popular games have topped 70 gigabytes in size. As digital purchases of massive files increase further, we believe this will cause more strain on the internet’s infrastructure. We believe this will result in additional pressure on organizations and service providers to take steps to avoid congestion, latency, lengthening download times, and increasingly interrupted downloads, all of which we believe would undermine an organization’s ability to deliver the best possible digital experience.
Our Services
Our services leverage Limelight’s high capacity, high speed private global network with distributed computing resources and extensive connectivity to last-mile broadband network providers, ideal for emerging edge compute workloads where rapid response times are needed.
Layer0 by Limelight (aka AppOps). Limelight’s extensive global network provides the infrastructure backbone trusted by large video providers. Layer0 by Limelight takes this to the next level for web applications, integrating the edge into the web developer’s environment while offering next-generation features that allows teams to ship twice as fast and the ability to deliver sub-second page loads. Layer0 by Limelight can augment or replace a site’s existing web content delivery network (CDN) and security vendor to deliver faster page loads and lower costs while the development team gains new features that cater to the shift to zero ops and programming at the edge.
Content Delivery. Global broadcasters and content rights owners trust Limelight for delivery of their big launches and high-profile live streaming events. From fast file downloads to instant loading web pages, Limelight’s ongoing investment in the development and optimization of every component of its CDN provides exceptional performance, even over congested or changing network conditions.
Video Delivery. Limelight’s live and on-demand video delivery services and online video platform integrate Limelight's global private network with advanced video delivery and management capabilities, helping clients get over-the-top video to virtually any device, anywhere in the world at high quality and with the lowest rebuffer rates in the industry.
Cloud Security. Limelight’s cloud security services offer a layered defense against malicious website attacks and unauthorized content access without impacting the performance of web applications and content delivery. Limelight DDoS Attack Interceptor defends against denial-of-service attacks, and Limelight Web Application Firewall protection guards against attacks that are intended to compromise the back-end services of applications and web sites, in order to deface, disable, or steal data.
Limelight Global Network
Limelight’s network has helped launch and grow many large video properties in the world and is now on the forefront of enabling a new generation of web and application development with Layer0.
Website builders now have a dramatically simpler yet more capable infrastructure in the cloud for their websites and APIs. As the hyper scale cloud providers and the existing edge platform vendors keep offering point ‘cloud primitives’ as ‘hammers and nails,’ Limelight is delivering what clients have been asking for — an integrated solution that securely delivers outstanding productivity and performance outcomes in the market:
Our private fiber backbone enables traffic to bypass the congested public internet, resulting in faster, more reliable, and more secure content delivery. Our infrastructure is densely architected with data centers clustered around major metropolitan locations and directly interconnected with thousands of major internet service providers (ISPs) and last-mile networks. Limelight provides an exceptional user experience in a more secure infrastructure with the capacity to support the most onerous digital traffic demands:
•110 terabits per second
•More than 140 global Points-of Presence (PoPs)
•More than 1,000 ISP connections
•More than 50 countries served
•Sub-second page loads
Unlike traditional CDN vendors which rely on third-party technologies for key components of their content delivery infrastructure, Limelight’s ongoing investment in the development and optimization of every component of our content delivery platform provides outstanding delivery performance with a fully-integrated suite of software services that solve clients’ content and application delivery challenges.

Sales, Service, and Marketing
We target media, high tech, software, gaming, enterprise, and other organizations for which the delivery of digital content and Apps are critical to the success of their business.
Our sales, services, and marketing professionals are based in locations across the Americas, EMEA, and Asia Pacific, and they focus on direct and channel sales, sales operations, professional services, account management, and technical consulting. We have been investing in growing our sales team, which has resulted in significant growth in sales pipeline and backlog. As of December 31, 2021, we had approximately 115 employees in sales positions. To support sales, service teams and architects are also available to help clients respond to changing business requirements, implement new services, facilitate training, or augment staff.
We conduct marketing programs to support sales efforts and promote the Limelight brand. We invest in a variety of targeted digital and non-digital marketing activities and programs to build awareness, engage with prospective clients, and build pipelines for our global sales teams. As of December 31, 2021, we had 7 employees on our global marketing team.
Clients
Our clients operate in the media, entertainment, gaming, technology and software, enterprise, retail, and other sectors. As of December 31, 2021, we had approximately 580 active clients worldwide, including many notable brands in the world in the fields of online video, live sports, digital music, news media, games, rich media applications, e-commerce, financial services, travel, and software delivery.
As we provide exceptional network performance and cost efficiency, we believe there continues to be significant opportunity to expand market share with our current clients. We believe we have an opportunity to continue driving improvements in profitability and growth by extending the use of our network to new clients with new solutions that use non-peak traffic solutions.
Both new and existing clients are focused on creating better digital experiences for their customers, and their digital builders need to load content faster, personalize it more, and protect it outside of the control environment. Our clients are seeking to augment the scale and centralization benefits the cloud offers with a low latency, real-time processing, and security-enabled edge network. Our goal as an organization is to continue to put powerful differentiated edge capabilities in the hands of all of our clients.
Competition
Content Delivery
We operate in the digital content delivery market, which is rapidly evolving and highly competitive. We expect this competitive environment to continue.
The principal methods of competition in this market include scale, performance, service, ease of use, product features, and price. We primarily face competition from Akamai, Lumen Technologies, Amazon, Fastly, StackPath, and Verizon Digital Media Services.
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
We believe our established edge services platform is the broadest offering available. Our cloud-based software and flexible serverless computing combined with our high-speed private global network infrastructure, solves multiple challenges for clients by removing the need to install, manage, or provision software and hardware to satisfy the requirements for storing and delivering digital content. In addition, the market for digital content delivery can sometimes require multiple vendors to provide clients with a complete set of tools and services to manage and deliver all of their digital content to all audiences as part of a global digital presence. We also believe that in those situations where multiple vendors are required, Limelight offers one of the few CDNs with the scale, performance, and reach required to deliver digital content to global audiences.
Web App CDN and AppOps
Developers want the ability to access the edge of a global network to create their front-end applications, preview their content, and deploy instantly. They also need to deliver their applications on a platform that includes basic security needs such as web application firewall (WAF), distributed denial-of-service (DDoS), and threat detection.
By combining the SaaS assets of Layer0 with the existing global edge platform of Limelight, our app delivery solution drives significant value for clients including better performance with website speeds four times faster than current competitive alternatives, improved developer productivity with our Jamstack tool set, simple-to-deploy web Apps built for the edge, and self-service onboarding.
While our competition focuses on static site generation as a means to accelerate websites and empower developers, Limelight focuses on dynamic site caching at the edge. Layer0 brings the full site speeds and frontend developer productivity benefits of Jamstack to large-scale, dynamic websites that have thousands or even millions of pages and frequently changing data. Layer0 makes these websites faster for end-users and easier for development teams to manage.
Research and Development
Our research and development (R&D) organization is responsible for the design, development, testing, and certification of the software, hardware, and network architecture of our global network, as well as support of our content delivery and AppOps solutions. As of December 31, 2021, we had 161 employees and employee equivalents in our research and development group.
Our engineering efforts support product development across all of our service areas, as well as innovation related to the global network itself. We test our services to ensure scalability in times of peak demand. We use internally developed and third-party software to monitor and to improve the performance of our network in the major internet consumer markets around the world.
The acquisition of Layer0 added significant technical talent to Limelight’s R&D organization, with more than 90 new team members joining. They will be instrumental in carrying out our vision of enabling our solution sets within our global edge network for developers and for overseeing Limelight’s evolution as an edge solutions platform.
Our research and development expenses were $21,669, $21,680, and $22,534 in 2021, 2020, and 2019, respectively, including stock-based compensation expense of $2,435, $2,589, and $1,922 in 2021, 2020, and 2019, respectively.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations, and contractual protections.
As of December 31, 2021, we had received 132 patents in the United States, expiring between 2023 and 2036, and we had 3 U.S. patent application pending. We do not have any issued patents in foreign countries. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.
As of December 31, 2021, we had received three trademarks in the United States. Our name, Limelight Networks, Inc., has been filed for multiple classes in the United States, Australia, Brazil, Canada, China, the European Union (including Benelux) India, Japan, New Zealand, Singapore, South Korea, and the United Kingdom. We have 24 non-United States trademarks registered. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.
We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including physical and electronic security, contractual protections with employees, contractors, clients and partners, and domestic and foreign copyright laws.
Human Capital
Limelight is an industry leader in providing edge-enabled solutions to deliver fast, secure digital experiences on a global scale. Our technology removes obstacles and frees our clients to focus on growth and innovation. From content delivery and AppOps to Jamstack application architecture and web security, we believe we are uniquely positioned to leverage our global private network and client-obsessed experts to help our clients win.

At Limelight we are committed to creating and delivering world-class digital experiences. Our core values act as a compass that ensures we stay on a course that empowers us to create unmatched value for our clients, extraordinary results for our shareholders, and inspiration in the work that our employees do.
Our values are at the heart of everything we do and serve as the foundation of our high-performing culture. Ownership means we focus on the job that is most required, treating time and resources as precious. With a laser focus on Performance, we achieve extraordinary results through work that is planned and managed. We are Client Obsessed; we give them our full attention. Our First Team is radically committed to collaboration, trust, feedback, accountability, and performance. Through Design, we create better experiences through simplicity and efficiency.
At Limelight, we are passionate about building a great company that achieves extraordinary results for our shareholders by inspiring our First Team to create unmatched value for our clients. We seek value and are unapologetic about our commitment to accountability, excellence, and having a no-nonsense culture.
We are truly a ‘First Team’ culture at Limelight. We believe in results, and we trust our employees to manage their virtual workplace and schedule to achieve the best results. Trust, along with the right tools and technology, are the keys to better problem solving, sharing of ideas, and creating a sense of community, culture, and empowerment.
Through our newly created Centers of Excellence (COE), we are maniacally focused on building a destination culture.
•Our People Acquisition and Performance COE leads in our pursuit of attracting and retaining high performers that thrive in a Pay for Performance culture.
•Our People Engagement and Culture COE represents our First Team’s commitment to Limelight and strong alignment with our values, mission, and culture. Whether it’s a Limelight Xperience (speaker series), 2BeerXperience (small, informal, and interactive conversations with members of Executive Leadership), or First Team Quarterly meetings, the entire premise is built on creating a culture of open communication using honesty and transparency.
•Our People Rewards COE is designed to provide strong competitive advantages that attract top talent and retain our First Team through compensation and rewards that translate to an ownership mentality.
As of December 31, 2021, we had 552 employees and employee equivalents, a decrease of 66 from 618 on December 31, 2020. The decrease was primarily driven by a reduction in workforce of approximately 16% in March of 2021. Our employees are represented by approximately 13 self-identified nationalities working in approximately 18 different countries around the world. Collectively, we speak approximately 14 different languages. Our global workforce is highly educated, primarily experienced in the technology sector with approximately 80% of our employees working in R&D, Operations, Growth and Client Success. During the year ended December 31, 2021, our voluntary turnover rate normalized to approximately 1% monthly, below the technology industry benchmark (Culpepper, January 2022).
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

Information about our Executive Officers
Our executive officers and their ages and positions as of January 24, 2022 are as follows:

Name	Age	Position
Robert Lyons	54	Chief Executive Officer and Director
Daniel Boncel	46	Chief Financial Officer
Michael DiSanto	49	Chief Administrative and Legal Officer and Secretary
Ajay Kapur	45	Chief Technology Officer
Christine Cross	49	Chief Client Success and Marketing Officer
Kathy Austin	59	Chief People Experience Officer
Eric Armstrong	54	Chief Growth Officer

Robert Lyons has served as our Chief Executive Officer and Director since February 2021. Prior to joining Limelight, from 2018 to 2021, Mr. Lyons was most recently CEO of Alert Logic, a global leader in cybersecurity, specifically in managed threat detection and response. There, he led the company through a multi-year strategic reposition that resulted in becoming a global leader in cybersecurity, specifically in managed threat detection and response. Prior to Alert Logic, from 2014 to 2018, Mr. Lyons held executive positions, including President, at Connexions Loyalty/Affinion Group, a leader in customer engagement and loyalty solutions. Mr. Lyons has also previously held executive positions at Ascend Learning, Stream Global Services, Avaya, Convergys, and United Health Care. Mr. Lyons earned his master’s degree in management and technology from Rensselaer Polytechnic Institute in Troy, New York, and a bachelors’ degree in business management from Moravian College in Bethlehem, Pennsylvania.
Daniel Boncel has served as our Chief Financial Officer since 2020 and oversees all finance functions for Limelight worldwide, including accounting and controllership, treasury, tax, and internal audit. Mr. Boncel joined Limelight in 2013 as Vice President of Finance and Chief Accounting Officer. His responsibilities included management of billing, collections, treasury, payroll, tax, and compliance with SEC and Sarbanes Oxley requirements. He gained additional experience as senior manager of SEC and technical accounts at Republic Services and held increasing levels of supervisory experience as a senior manager at Price Waterhouse Coopers. Mr. Boncel is a Certified Public Accountant and earned his Bachelor’s in Business Administration with a major in Accounting from the University of Wisconsin-Milwaukee in 1997.
Michael DiSanto has served as our Chief Administrative and Legal Officer and Secretary since 2015. Prior to joining us, Mr. DiSanto was a partner at the law firm Bingham McCutchen LLP from 2013 to 2014.  From 2010 to 2013, Mr. DiSanto was a partner at the law firm Dinsmore & Shohl LLP. From 2008 to 2010, Mr. DiSanto was a partner at the law firm Reed Smith. Mr. DiSanto received a B.A. from Vanderbilt University and his J.D. from Santa Clara University School of Law.
Ajay Kapur has served as our Chief Technology Officer since September 2021. Prior to joining us, Mr. Kapur was a founder and Chief Executive Officer of Moov Corporation (doing business as Layer0, which we acquired in September 2021) for 14 years. Prior to founding Moov Corporation, Mr. Kapur worked for the private equity and investment banking divisions of Goldman Sachs from 1999 to 2002. Mr. Kapur earned an MBA from Stanford University and bachelor’s degrees in Physics and Computer Science from University of California, Berkeley.
Christine Cross has served as our Chief Client Success and Marketing Officer since 2020. Ms. Cross has 25 years of experience across marketing, product, sales, and operations, primarily in technology companies prior to joining Limelight. From 2019 to 2020, Ms. Cross was the Chief Marketing Officer of PXG (Parsons Xtreme Golf), a designer and manufacturer of high-end, custom-fitted golf clubs, equipment, accessories, and apparel. Prior to that, Ms. Cross spent nearly 10 years at GoDaddy, an internet domain register and hosting company, serving in a variety of roles, including Vice President of Global Customer Development and Marketing from 2018 to 2019, Vice President of Customer Development from 2016 to 2018, and Vice President of Domains from 2015 to 2016. In her most recent role, Ms. Cross and her team were responsible for all elements of customer marketing to GoDaddy's 18M+ customers. Ms. Cross holds an MBA from the University of Connecticut and a BA in Business/Marketing from Wartburg College.
Kathy Austin has served as our Chief People Experience Officer since March 2021 and oversees all aspects of the People Experience at Limelight. Ms. Austin has over 25 years of experience in technology driven organizations across all facets of Human Resources including People Acquisition and Performance, People Engagement and People Rewards. Prior to joining Limelight, from 2018 to 2021, Ms. Austin served as the Global VP, Human Resources for Vispero, the world’s leading assistive technology provider for the visually impaired. From 2015 to 2018, Ms. Austin served as the VP, HR at Connexions Loyalty/Affinion Group, a leading provider of loyalty technology services. Prior to that, Ms. Austin has held various leadership positions since 1989. Ms. Austin earned her Bachelor’s in Business Administration with a concentration in Human Resources Management from Virginia Commonwealth University.
Eric Armstrong has served as our Chief Growth Officer since June 2021. Mr. Armstrong is responsible for worldwide sales, new business development and growth marketing. Mr. Armstrong has more than 20 years of sales leadership in a variety of high growth technology companies covering cloud-based infrastructure, SaaS, networking and video solutions. Prior to joining Limelight from 2016 to 2021, Mr. Armstrong held various executive roles, including most recently as Vice President of North American Sales and Services at Harmonic, Inc. a technology company that develops and markets video processing SaaS and SW Solutions for companies that produce, process, and distribute video content for television and the internet. Before that, Mr. Armstrong held sales and executive positions at Zscaler, VeriSign, and Kontiki. Mr. Armstrong has a Bachelor of Science in Computer Science and a Master of Science in Computer Engineering from Santa Clara University.

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

Our business is dependent on providing our clients with an exceptional digital experience that is fast, efficient, safe, and reliable, every minute of every day. Our services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity or access, failure of our software or global network infrastructure and power losses. In addition, we deploy our servers in third-party co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services.
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
Our once innovative and highly valued content delivery service has become commoditized in its current form and we are often in a multi-CDN supplier environment, where our clients can route traffic to us, or away from us, within seconds. This naturally results in on-going price compression. Simultaneously, we invest significant amounts in purchasing capital equipment as part of our effort to increase the capacity of our global network. Our investments in our infrastructure are based upon our assumptions regarding future demand, anticipated network utilization, as well as prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge clients to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services, are unable to achieve an acceptable rate of network utilization, or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments, and our gross profit and results of operations may suffer dramatically.
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
A significant portion of our revenue is derived collectively from our video delivery, cloud security, edge compute, origin storage, and support services. These services tend to have higher gross margins than our content delivery services. We may not be able to achieve the growth rates in revenue from such services that we or our investors expect or have experienced in the past. If we are unable to achieve the growth rates in revenue that we expect for these service offerings, our revenue and operating results could be significantly and negatively affected.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations. As of December 31, 2021, we had federal and state net operating loss carryforwards, or NOLs, of $278,300 and $183,600, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” can be subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from past ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, under the Tax Cuts and Jobs Act (the Tax Act), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements. This could lead to the loss of clients and cause us to incur unexpected expenses to make network improvements.
    Our services and solutions are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global network infrastructure has to perform well and be reliable for us to be successful. We will need to continue to invest in infrastructure and client success to account for the continued growth in traffic (and the increased complexity of that traffic) delivered via networks such as ours. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. For example, during 2021, we increased our network capacity by more than 20% to over 108 terabits per second through software enhancements and hardware additions. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition. For example, supply chain disruptions due to the ongoing COVID-19 pandemic, natural disasters, increased demand, and political unrest (among other reasons) impact, and will likely continue to impact, our ability to procure equipment for upgrades, replacement parts, and network expansion within our expected price range or in extreme cases, at all. Global supply chain issues also affect our ability to timely deploy equipment, such as servers and other components required to keep our network up-to-date and growing to meet our clients’ needs. Such delays in procuring and deploying the equipment required for our network could affect the quality and delivery time of services to our existing clients and prevent us from acquiring the network equipment needed to expand our business. Also, from time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead to the loss of current and potential clients, which would harm our operating results and financial condition.
Rapid increase in the use of mobile and other devices to access the internet present significant development and deployment challenges.
The number of people who access the internet through devices other than PCs, including mobile devices, game consoles, and television set-top devices continues to increase dramatically. The capabilities of these devices are advancing exponentially, and the increasing need to provide a high-quality video experience will present us with significant challenges. If we are unable to deliver our service offerings to a substantial number of alternative device users and at a high quality, or if we are slow to develop services and technologies that are more compatible with these devices, we may fail to capture a significant share of an important portion of the market. Such a failure could limit our ability to compete effectively in an industry that is rapidly growing and changing, which, in turn, could cause our business, financial condition and results of operations to suffer.
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
Our services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other online content to end-users. Some operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our clients’ access to certain of these end-user access networks. Such measures may include restricting or prohibiting the use of their networks to support or facilitate our services, or charging increased fees to us, our clients or end-users in connection with our services. In 2015, the U.S. Federal Communications Commission (FCC) released network neutrality and open Internet rules that reclassified broadband Internet access services as a telecommunications service subject to some elements of common carrier regulation. Among other things, the FCC order prohibited blocking or discriminating against lawful services and applications and prohibited “paid prioritization,” or providing faster speeds or other benefits in return for compensation. In 2017, the FCC overturned these rules. As a result, we or our clients could experience increased cost or slower data on these third-party networks. If we or our clients experience increased cost in delivering content to end users, or otherwise, or if end users perceive a degradation of quality, our business and that of our clients may be significantly harmed. This or other types of interference could result in a loss of existing clients, increased costs and impairment of our ability to attract new clients, thereby harming our revenue and growth.
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
A relatively small number of clients typically account for a significant percentage of our revenue. For the year ended
December 31, 2021, sales to our top 20 clients accounted for approximately 74% of our total revenue and we had two clients, Amazon and Sony, which each represented more than 10% of our total revenue.
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
If our existing and prospective clients do not perceive our services to be of sufficiently high value and quality, we may not be able to retain or expand business with our current clients or attract new clients. We sell our services pursuant to service agreements that generally include some form of financial minimum commitment. Our clients have no obligation to renew their contracts for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our clients have the right to cancel their service agreements prior to the expiration of the terms of their agreements. Aside from minimum financial commitments, clients are not obligated to use our services for any particular type or amount of traffic. For those clients which utilize a multi-CDN strategy, they can route traffic to us, or away from us, within seconds. These facts, in addition to the hyper competitive landscape in our market, means that we cannot accurately predict future client renewal rates or usage rates. Our clients’ usage or renewal rates may decline or fluctuate as a result of a number of factors, including:
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
We are subject to stringent laws and legal requirements that regulate our collection, processing, storage, use and sharing of certain personal information, including the EU’s General Data Protection Regulation (GDPR), Brazil’s Lei Geral de Protecao de Dados Pessoais (LGPD), and in the United States, the California Consumer Privacy Act (CCPA), among others. GDPR specifically imposes strict rules regulating data transfers of personal data from the EU to the United States. These laws and regulations are costly to comply with, could expose us to civil penalties and substantial penalties for non-compliance, as well as private rights of action for data breaches, all of which could increase our potential liability. This could also delay or impede the development or adoption of our products and services, reduce the overall demand for our services, result in negative publicity, increase our operating costs, require significant management time and attention, slow the pace at which we close (or prevent us from closing) sales transactions. Furthermore, these laws have prompted a number of proposals for new US and global privacy legislation, which, if enacted, could add additional complexity and potential legal risk, require additional investment of resources, and impact strategies and require changes in business practices and policies.
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
In 2020, the World Health Organization (WHO) declared COVID-19 a global pandemic. This pandemic adversely affected work forces, organizations, governments, clients, economies, and financial markets globally, and led to an economic downturn and increased market volatility. It also disrupted the normal operations of many businesses, including ours. For example, in response to the outbreak of COVID-19, we activated our pandemic response plan and took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices, and canceling participation in various industry events. The continued persistence of this outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease consumer spending, adversely affect demand for our technology and services, cause some of our clients and partners to exit their business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential clients, impact expected spending from new clients, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Also, the sales cycle for a new client of our technology and services could lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and expect to face difficulty accurately predicting our internal forecasts for the foreseeable future. The outbreak also presents challenges as our workforce is currently working remotely and shifting to assisting new and existing clients who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition.
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
    If we are not successful in completing acquisitions, or integrating completed acquisitions in a timely manner, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. Acquisitions will require the use of our available cash or dilutive issuances of securities. Future acquisitions or attempted acquisitions could also harm our ability to achieve profitability. For example, in September 2021, we acquired Moov Corporation, a company that provides a sub-scale SaaS based application acceleration and developer support platform. While we have started to integrate the people and technologies from Moov, we have limited experience in making acquisitions and there is no guarantee that such integration will be successful. Moreover, the integration process will likely require significant time and resources, require significant attention from management, and may disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition.
Risks Related to Investments and Our Outstanding Convertible Notes
If we are required to seek funding, such funding may not be available on acceptable terms or at all.
    We believe that our cash, cash equivalents and marketable securities classified as current plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next twelve months. However, we may need or desire to obtain funding due to a number of factors, including a shortfall in revenue, increased expenses, increased investment in capital equipment, the acquisition of significant businesses or technologies, or adverse judgments or settlements in connection with future, unforeseen litigation. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely.

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
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, the Loan and Security Agreement (as amended, the Credit Agreement) with Silicon Valley Bank (SVB) originally entered into in November 2015 governing our credit facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
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

However, in August 2020, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. On January 1, 2021, we early adopted ASU 2020-06. The adoption of ASU 2020-06 eliminated the separate accounting described above and will reduce the interest expense that we expect to recognize for the Notes for accounting purposes. In addition, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share. Also, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no Note-holders convert their Notes and could materially reduce our reported working capital.
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

As of December 31, 2021, we had a goodwill balance of approximately $114,511, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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

Item 1B.    Unresolved Staff Comments
None
Item 2.        Properties
Our global corporate headquarters is located in Tempe, Arizona. During 2021 we moved to a home and office hybrid work model. We have subleased certain of our office facilities, including our previous corporate headquarters in Scottsdale, Arizona, and have downsized our offices throughout the world. We are exploring opportunities to sublease additional office facilities under this new model.
We lease space for a data center and warehouse in Phoenix, Arizona. We lease offices in other locations in the United States, including in or near Lexington, Kentucky; Boston, Massachusetts; and New York, New York. We also lease offices in Europe and Asia in or near London, England; Paris, France; Bangalore, Chennai, Laxmi Cyber City, Mumbai, New Delhi, Noida, and West Bengai, India; Lviv, Ukraine; Tallinn, Estonia; Tokyo, Japan; Seoul, Korea; Singapore; and Beijing, Guangzhou, and Shanghai, China. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.
Item 3.        Legal Proceedings
    For a description of our material pending legal proceedings, please refer to Note 12 “Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.
Item 4.        Mine Safety Disclosures.
    Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
    Our common stock, par value $0.001 per share, trades on The Nasdaq Global Select Market under the symbol “LLNW”.
Holders
    As of January 28, 2022, there were 261 holders of record of our common stock.
Dividends
    We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.
Unregistered Sales of Equity Securities
None
Issuers Purchases of Equity Securities
    None
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2016 and December 31, 2021, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on December 31, 2016 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparative Stock Performance
400
300
200
100
0
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Limelight Networks, Inc.
NASDAQ Composite
S&P Information Technology Index

This graph assumes an investment on December 31, 2016, of $100 in our common stock (based on the closing sale price of our common stock), and in each of such indices (including the reinvestment of all dividends). Measurement points are to the last trading day for each respective period. The performance shown is not necessarily indicative of future performance.

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
    This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act, as amended. Forward-looking statements include, among other things, statements as to industry trends, our future expectations, operations, financial condition and prospects, business strategies and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A and in the “Special Note Regarding Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation. All information is presented in thousands, except per share amounts, client count and where specifically noted.
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we are a leading provider of content delivery services and AppOps. Our coordinated complete solution delivers instant, secure website applications that provides powerful tools and we provide a client-first approach to optimize and deliver digital experiences at the edge. We are a trusted partner to some of the world’s notable brands and serve their global customers with experiences such as livestream sporting events, global movie launches, video games, and file downloads for new phone Apps. We offer one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable. Our mission is to securely manage and globally deliver digital content, building client satisfaction through exceptional reliability and performance.
Our business is dependent on creating an exceptional digital experience by providing our clients with fast, safe, efficient, and reliable edge access, distribution of content delivery and digital asset management services over the internet every minute of every day. Because of this, we operate a globally distributed network with services that are available 24 hours a day, seven days a week, and 365 days a year. Our sophisticated and powerful network is fully redundant and includes extensive diversity through data centers and telecommunication suppliers within and across regions.
Our delivery services represented approximately 74% of our total revenue for the year ended December 31, 2021. We also generate revenue through the sale of professional services and other infrastructure services, such as transit, rack space services, and hardware to help our clients build out edge solutions.
In early 2020, the WHO declared COVID-19 as a global pandemic. This pandemic has disrupted the normal operations of many businesses, including ours. Despite such disruption, our level of client service has remained uninterrupted. There also has been no material impact to our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. The future impacts of the COVID-19 pandemic remain uncertain and while it is difficult to predict what the world will look like when this pandemic has run its course, we currently do not expect the COVID-19 pandemic to have a material adverse impact on our balance sheet, financial condition, and results of operations, nor do we expect any impairment of goodwill, long-lived assets or right of use assets.
We provide our services in a highly competitive industry in which differentiation is primarily measured by performance and cost and the difference between providers can be as small as a fraction of a percent. We have experienced the commoditization of our once innovative and highly valued content delivery service, which, when combined with the low switching costs in a multi-CDN environment, results in on-going price compression, despite the large, unmet market need for our services. In 2021, we continued to see a decline in our average selling price, primarily due to the on-going price compression with our multi-CDN clients.
In February 2021, Bob Lyons joined the company as Chief Executive Officer, and Director. Since that date and under Mr. Lyon’s leadership, we have implemented a go-forward strategy designed to simultaneously address short-term headwinds and to position us to achieve near- and long-term success by building upon and more fully leveraging our ultra-low latency, global network, and operational expertise. We are focused on three key areas:
• Improving Our Core. Our ability to consistently grow revenue requires us to anticipate and provide our clients with reliable performance and the tools they need and to provide them sooner and better than our competitors and do a better job at managing the cost structure of our network. In early 2021, our revenue and profitability trends were adversely impacted by lower network performance and operating expenses. Improvements in our networks performance led to increased traffic volumes in the second half of 2021. Our operating expenses are largely driven by payroll and related employee costs. We have implemented a broader and more detailed operating model built on metrics, process discipline, and improvements to client satisfaction, performance, and cost. We are working towards building an internal culture that embraces speed, transparency, and accountability. We also announced tangible steps to improve our cost competitiveness, with a reduction in workforce by approximately 16% in March of 2021. As a result, our employee headcount decreased from 618 on December 31, 2020, to 510 on March 31, 2021. As of December 31, 2021, our employee headcount was 552. We recorded a restructuring charge of $13,425 during the year ended December 31, 2021, and also incurred $4,827, in transition related expenses for a total of $18,252 in restructuring and transition related costs during 2021. We believe these actions will result in approximately $15,000 of recurring annual savings, primarily in selling, general and administrative expense. We also implemented other cost saving measures across the enterprise which result in another $15,000 of recurring annual expenses. We continue to seek opportunities to be more efficient and productive in order to achieve cost savings and improve our profitability. The performance of our network has also improved significantly in the last year, as measured by third-party services.
• Expanding Our Core. We have rebuilt our sales team and installed senior leadership to evolve a team that is focused on growth. We are redesigning our commercial and product approaches to strengthen and broaden our key client relationships, to support a land, perform and expand strategy. We believe that this, coupled with new edge-based tools and solutions we anticipate bringing to market, will assist in our ability to re-accelerate growth. Key elements of our plan to Expand the Core include tightening the alignment between our sales and marketing organizations, moving to a “client success” model that pairs client relationship managers with client performance managers to ensure proactive client success and exploring ways to dynamically optimize how we price our services that gives us more flexibility and a renewed ability to sell more broadly into our existing client base. We have seen significant growth as a result of this strategy with bookings and pipeline expanding significantly. Productivity improvements and expanded capacity have led to a strong pipeline in both product lines. We continue to attract large media companies for content delivery and our AppOps solution continues to see adoption by companies of various sizes and types that are seeking a better solution for their high stakes web applications. These companies were out of reach with our previous strategy.
• Extending Our Core. Longer-term, we believe we can drive meaningful improvements to profitability and growth by diversifying our capabilities, clients, and revenue mix. We need to enable digital builders to easily load content faster, personalize it more and protect it outside of a controlled environment. We believe we have an opportunity of extending the use of our network to new clients with new solutions that utilize non-peak traffic solutions. In September 2021, we announced the acquisition of Moov, a California corporation doing business as Layer0, a sub-scale SaaS based application acceleration and developer support platform, for total purchase consideration of $52,487. We believe this platform coupled with our global CDN network will be a catalyst in our pursuit of positioning us as an Edge Solutions platform. Following the acquisition of Moov:

• We launched a new web application acceleration solution in the fourth quarter of 2021, which combined the powerful elements of the Limelight CDN as well as Moov’s software to deliver a substantially improved performance.
• We have identified approximately $3,000 of recurring cost synergies.
• We believe that this acquisition meaningfully improves our product management and development capabilities and sets us on a path of continuous product innovation.
Additionally, Ajay Kapur, Moov’s co-founder, became our Chief Technology Officer, and other
Moov leadership assumed important roles at Limelight.
In our earnings release on January 20, 2022, we recognized share-based compensation expense related to our 2021 management bonus plan based on our expected payout at that time. After the release, our compensation committee determined that the actual bonus payments would be less than managements original expectation. As a result, we reversed approximately $2,100 of share-based compensation expense and approximately $200 of related employer payroll taxes, which resulted in our previously reported net loss of $57,065, decreasing by approximately $2,300 to $54,761.
    The following table summarizes our revenue, costs and expenses for the years ended December 31, 2021, 2020, and 2019 (in thousands of dollars and as a percentage of total revenue).

	Year Ended December 31,
	2021		2020		2019
Revenue	$217,630	100.0%	$230,194	100.0%	$200,634	100.0%
Cost of revenue	157,281	72.3%	147,088	63.9%	119,090	59.4%
Gross profit	60,349	27.7%	83,106	36.1%	81,544	40.6%
Operating expenses	94,314	43.3%	97,500	42.4%	97,269	48.5%
Restructuring charges	13,425	6.2%	—	—%	—	—%
Operating loss	(47,390)	(21.8)%	(14,394)	(6.3)%	(15,725)	(7.8)%
Total other income (expense)	(6,217)	(2.9)%	(4,238)	(1.8)%	431	0.2%
Loss before income taxes	(53,607)	(24.6)%	(18,632)	(8.1)%	(15,294)	(7.6)%
Income tax expense	1,154	0.5%	645	0.3%	750	0.4%
Net loss	$(54,761)	(25.2)%	$(19,277)	(8.4)%	$(16,044)	(8.0)%

Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net loss, EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that our management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net loss to be an important indicator of overall business performance. We define Non-GAAP net loss to be U.S. GAAP net loss, adjusted to exclude share-based compensation, non-cash interest expense, restructuring and transition related charges, acquisition and legal related expenses, and amortization of intangible assets. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net loss, adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude share-based compensation, restructuring and transition related charges, and acquisition and legal related expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our January 20, 2022, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
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
Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Year Ended December 31,
	2021	2020	2019
U.S. GAAP net loss	$(54,761)	$(19,277)	$(16,044)
Share-based compensation	14,283	15,717	13,778
Non-cash interest expense	811	1,938	—
Restructuring and transition related charges	18,252	—	—
Acquisition and legal related expenses	2,640	—	—
Amortization of intangible assets	1,048	—	—
Non-GAAP net loss	$(17,727)	$(1,622)	$(2,266)
Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Year Ended December 31,
	2021	2020	2019
U.S. GAAP net loss	$(54,761)	$(19,277)	$(16,044)
Depreciation and amortization	25,302	23,170	20,065
Interest expense	5,245	3,939	76
Interest and other (income) expense	972	299	(507)
Income tax expense	1,154	645	750
EBITDA	$(22,088)	$8,776	$4,340
Share-based compensation	14,283	15,717	13,778
Restructuring and transition related charges	18,252	—	—
Acquisition and legal related expenses	2,640	—	—
Adjusted EBITDA	$13,087	$24,493	$18,118
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
For contracts that contain minimum commitments over the contractual term, we estimate an amount of variable consideration by using either the expected value method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These clients have entered into contracts with contract terms generally from one to four years. As of December 31, 2021, we have approximately $2,635 of remaining unsatisfied performance obligations. We recognized revenue of approximately $8,859 and $7,896, respectively, during the years ended December 31, 2021 and 2020, related to these types of contracts with our clients. We expect to recognize approximately 95% of the remaining unsatisfied performance obligations in 2022 and the remainder in 2023.
We recorded deferred revenue of $3,107 in accordance with the allocation of purchase consideration related to the acquisition of Moov Corporation. Deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations. We recognized approximately $1,656 in 2021 that was included in the deferred revenue purchase consideration allocation. The deferred revenue balance of approximately $1,451 as of December 31, 2021, represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied. We expect to recognize approximately 99% of the remaining unsatisfied performance obligations in 2022, and the remainder in 2023.
We may charge the clients an activation fee when services are first activated. We do not charge activation fees for contract renewals. Activation fees are not distinct within the context of the overall contractual commitment with the client to perform our content delivery service and are therefore recognized initially as deferred revenue and recognized as revenue ratably over the estimated life of the client arrangement.
At the inception of a client contract for service, we make an assessment as to that client’s ability to pay for the services provided. If we subsequently determine that collection from the client is not probable, we record an allowance for credit losses or deferred revenue for that clients’ unpaid invoices and cease recognizing revenue for continued services provided until it is probable that revenue will not be reversed in a subsequent reporting period. Our standard payment terms vary by the type and location of our client but do not contain a financing component.
    Arrangements with Multiple Performance Obligations
Certain of our revenue arrangements include multiple promises to our clients. Revenue arrangements with multiple promises are accounted for as separate performance obligations if each promise is distinct. Such arrangements may include a combination of some or all of the following: content delivery services, video content management services, performance services for website and web application acceleration and security, professional services, cloud storage, edge computing services, and sale of equipment.
Judgment may be required in determining whether products or services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term. We have determined that generally most of our products and services do not constitute an individual service offering to our clients, as our promise to the client is to provide a complete edge services platform, and therefore have concluded that it represents a single performance obligation. We have determined that professional services and hardware sales represent separate performance obligations from that of our edge services platform.
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
Goodwill
We have recorded goodwill as a result of business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of our acquisitions, the objective of the acquisition was to expand our product offerings and client base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill.
We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit. The estimated fair value of the reporting unit is determined using our market capitalization as of our annual impairment assessment date or more frequently if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to:
•sustained decline in our stock price due to a decline in our financial performance due to the loss of key clients, loss of key personnel, emergence of new technologies or new competitors and/or unfavorable outcomes of intellectual property disputes;
•decline in overall market or economic conditions leading to a decline in our stock price; and
•decline in observed control premiums paid in business combinations involving comparable companies.
The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of the annual impairment testing date of October 31, 2021, we determined that goodwill was not impaired.
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
Results of Continuing Operations
Discussion of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below.
Discussion of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 12, 2021.
Comparison of the Years Ended December 31, 2021 and 2020
Revenue
We derive revenue primarily from the sale of our digital content delivery, video delivery, website development and acceleration, cloud security, edge compute, and origin storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit, rack space services, and hardware to help our clients build out edge solutions.
The following table reflects our revenue for the year ended December 31, 2021, compared to December 31, 2020:

	Year Ended December 31,
			Increase	Percent
	2021	2020	(Decrease)	Change
Revenue	$217,630	$230,194	$(12,564)	(5.5)%
Our revenue decreased during the year ended December 31, 2021, versus 2020 primarily due to a decrease in our delivery services revenue. In addition to price compression, which is expected in the industry, the decrease in delivery services revenue was primarily due to lower traffic volumes with our largest client as a result of easing COVID-19 lockdown restrictions and a reduced amount of new content released for consumption. We believe that we have improved our performance with many of our largest clients, and we are positioned to take advantage of volume growth as new content is released. Our active clients worldwide increased to 580 as of December 31, 2021, compared to 527 as of December 31, 2020. The increase was primarily driven by our acquisition of Moov in September 2021.
    During the years ended December 31, 2021 and 2020, sales to our top 20 clients accounted for approximately 74% and 75%, respectively of our total revenue. The clients that comprised our top 20 clients change from time to time, and our large clients may not continue to be as significant going forward as they have been in the past.
    During the years ended December 31, 2021 and 2020, we had two clients, Amazon which represented approximately 29% and 36%, respectively, and Sony which represented 11% and 11%, respectively, of our total revenue.
Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2021		2020
Americas	$141,917	65%	$142,345	62%
EMEA	24,568	11%	36,958	16%
Asia Pacific	51,145	24%	50,891	22%
Total revenue	$217,630	100%	$230,194	100%
Cost of Revenue
Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to internet service providers, and fees paid to data center operators for housing of our network equipment in third party network data centers, also known as co-location costs. Cost of revenue also includes leased warehouse space and utilities, depreciation of network equipment used to deliver our content delivery services, payroll and related costs, and share-based compensation for our network operations and professional services personnel. Other costs include hardware costs, professional fees and outside services, travel and travel-related expenses and royalty expenses.
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2021		2020
Bandwidth and co-location fees	$94,180	43.3%	$88,473	38.4%
Depreciation - network	22,508	10.3%	21,579	9.4%
Payroll and related employee costs	16,576	7.6%	18,467	8.0%
Share-based compensation	1,385	0.6%	1,998	0.9%
Other costs	22,632	10.4%	16,571	7.2%
Total cost of revenue	$157,281	72.3%	$147,088	63.9%
    Our cost of revenue increased in both aggregate dollars and as a percentage of total revenue for the year ended December 31, 2021, versus the comparable 2020 period. The changes in cost of revenue were primarily a result of the following:
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
•Share-based compensation decreased primarily as a result of lower variable compensation paid out in restricted stock units, and the impact of the reduction in workforce in March 2021 versus the comparable 2020 period. These decreases were off-set by equity related to our recently completed business combination.
•Other costs increased primarily due to costs associated with the sale of hardware, increased international re-seller costs, professional fees, and increased fees and licenses. These increases were partially off-set by decreased contract royalties, travel and entertainment expense, office supplies, and facilities.

General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2021		2020
Payroll and related employee costs	$13,083	6.0%	$12,348	5.4%
Professional fees and outside services	5,293	2.4%	4,305	1.9%
Share-based compensation	12,514	5.8%	7,611	3.3%
Acquisition and legal related expenses	2,640	1.2%	—	—%
Other costs	6,561	3.0%	7,020	3.0%
Total general and administrative	$40,091	18.4%	$31,284	13.6%
Our general and administrative expense increased in both aggregate dollars and as a percentage of total revenue for the year ended December 31, 2021, versus the comparable 2020 period.
The increase in aggregate dollars for the year ended December 31, 2021, versus the comparable 2020 period was primarily driven by an increase in share-based compensation, acquisition and legal related expenses, professional fees, and bad debt expense, which is included in other costs. The increase in share-based compensation was the result of a transition agreement entered into between us and our former CEO who retired in January 2021, which modified existing share-based awards and resulted in additional share-based compensation. Share-based compensation also increased as a result of our acquisition of Moov in September 2021, and for a sign-on bonus converted from cash to restricted stock units for our current CEO. Professional fees increased due to higher legal fees associated with corporate and governance matters, casual labor, and other outside services.
    We expect our general and administrative expenses for 2022 to remain consistent as a percentage of revenue.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2021		2020
Payroll and related employee costs	$21,043	9.7%	$31,355	13.6%
Share-based compensation	2,513	1.2%	3,519	1.5%
Marketing programs	1,555	0.7%	2,228	1.0%
Other costs	4,649	2.1%	5,843	2.5%
Total sales and marketing	$29,760	13.7%	$42,945	18.7%
    Our sales and marketing expense decreased in both aggregate dollars and as a percentage of total revenue for the year ended December 31, 2021, versus the comparable 2020 period.
The decrease in aggregate dollars was primarily driven by decreased payroll and related employee costs, decreased share-based compensation, marketing programs, and decreased other costs. The decrease in payroll and related employee costs was due to the impact of the reduction in workforce in March 2021 and lower variable compensation. Share-based compensation decreased primarily as a result of lower equity variable compensation in 2021 versus the comparable 2020 period. The decrease in other costs was due to decreased facility costs, decreased other employee costs, decreased fees and licenses, and decreased travel and entertainment. These decreases were off-set by increases in casual labor and recruiting.
    We expect our sales and marketing expenses for 2022 to increase as a percentage of revenue as compared to 2021 due to increased marketing related initiatives and personnel costs to drive revenue growth.

Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2021		2020
Payroll and related employee costs	$13,325	6.1%	$14,334	6.2%
Share-based compensation	2,435	1.1%	2,589	1.1%
Other costs	5,909	2.7%	4,757	2.1%
Total research and development	$21,669	10.0%	$21,680	9.4%
Our research and development expense increased in aggregate dollars and increased as a percentage of total revenue for the year ended December 31, 2021 versus the comparable 2020 period.
The increase in aggregate dollars was primarily due to an increase in other costs, which was mainly due to increased fees and licenses and other employee costs off-set by lower facility costs and lower professional fees. The decrease in payroll and related employee costs was due to reduced salaries and variable compensation due to lower headcount.
    We expect our research and development expenses for 2022 to increase in aggregate dollars and as a percentage of revenue as many of the employees from Moov are engineers that will drive development of future growth initiatives.
Depreciation and Amortization (Operating Expenses)
Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of acquired intangible assets.
Depreciation and amortization expense was $2,794, or 1.3% of revenue, for the year ended December 31, 2021, versus $1,591, or 0.7% of revenue for the comparable 2021 period. The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets acquired in the business combination in September. For the year ended December 31, 2021, amortization of intangibles was approximately $1,048. Based on our intangible assets at December 31, 2021, we expect amortization of other intangible assets to be approximately $3,144, $3,144, $3,134, 3,114, and $2,076 for fiscal years 2022, 2023, 2024, 2025, and 2026, respectively.
Restructuring Charges
The restructuring charges for the year ended December 31, 2021, were the result of management's commitment to restructure certain parts of the company to focus on cost efficiencies, improved growth and profitability, and align our workforce and facility requirements with our continued investment in the business. As a result, certain headcount reductions were made, as well as incurring certain charges for facilities, right of use assets, outside service contracts, share-based compensation, and professional fees. Please refer to Note 11 "Restructuring Charge" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We expect to incur approximately $2,000 of additional restructure charges primarily for consulting fees to restructure our datacenter architecture over the next 12 months.
Interest Expense
Interest expense was $5,245 for the year ended December 31, 2021, versus $3,939 for the comparable 2020 period. Interest expense includes expense associated with the issuance of the Notes and fees associated with the Credit Agreement with Silicon Valley Bank.
Interest Income
Interest income was $134 for the year ended December 31, 2021 versus $69 for the comparable 2020 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other expense was $1,106 for the year ended December 31, 2021, versus other expense of $368 for the comparable 2020 period. For the year ended December 31, 2021, other income/expense consisted primarily of foreign currency transaction gains and losses, legal settlement, and the gain/loss on sale of fixed assets. For the year ended December 31, 2020, other income/expense consisted primarily of foreign currency transaction gains and losses, and the gain/loss on sale of fixed assets.
Income Tax Expense
Income tax expense for the year ended December 31, 2021, was $1,154 versus $645 for the comparable 2020 period. Income tax expense on net income (loss) before taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. We have evaluated the impact of the CARES Act, and do not expect the provisions of the CARES Act to have an impact on us.
Liquidity and Capital Resources
As of December 31, 2021, our cash, cash equivalents and marketable securities classified as current totaled $79,325. Included in this amount is approximately $9,521 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors”. However, we believe that our existing cash, cash equivalents and marketable securities, and available borrowing capacity will be sufficient to meet our anticipated cash needs for at least the next twelve months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.
The major components of changes in cash flows for the years ended December 31, 2021, and 2020 are discussed in the following paragraphs.
Operating Activities
    Net cash provided by operating activities was $14 for the year ended December 31, 2021, versus net cash provided by operating activities of $21,328 for 2020, a decrease of $21,314. Changes in operating assets and liabilities of $5,740 during the year ended December 31, 2021, versus $(1,750) in 2020 were primarily due to:
•accounts receivable increased $9,109 during the year ended December 31, 2021, as a result of timing of collections as compared to a $2,000 decrease in the comparable 2020 period;
•prepaid expenses and other current assets decreased $1,966 during the year ended December 31, 2021, compared to an increase of $5,717 in the comparable 2020 period. The decrease was primarily due to a decrease in prepaid bandwidth and backbone expenses, and prepaid expenses and insurance. These decreases were offset by an increase in VAT receivable;
•accounts payable and other current liabilities increased $8,903 during the year ended December 31, 2021, versus a decrease of $1,069 for the comparable 2020 period due to increased accounts payable, accrued compensation and benefits, accrued account payable, accrued legal fees, and our restructuring charge accrual.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during 2022 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $8,847 for the year ended December 31, 2021, versus $102,665 for 2020. Net cash used in investing activities was related to the acquisition of a business, the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, partially offset by cash received from the sale and maturities of marketable securities.

In September 2021, we acquired Moov. The purchase price included both cash and shares of our common stock. Cash paid, net of cash acquired, was approximately $30,968.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our network. During 2021, we made capital expenditures of $15,810, which represented approximately 7% of our total revenue. We currently expect capital expenditures in 2022 to be approximately 10% of revenue, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash provided by financing activities was $4,529 for the year ended December 31, 2021, versus net cash provided by financing activities of $109,518 for 2020. Net cash provided by financing activities in the year ended December 31, 2021, primarily relates to cash received from the exercise of stock options and our employee stock purchase plan of $6,185, offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,626.
Net cash provided by financing activities in the year ended December 31, 2020, primarily relates to cash received from the issuance of the Notes of $121,600, and the exercise of stock options and our employee stock purchase plan of $10,068, offset by $16,413 premium paid related to our capped call transactions, $859 payment of debt issuance costs, and the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $4,878.
Convertible Senior Notes and Capped Call Transactions
In July 2020, we issued $125,000 aggregate principal amount of the Notes, with an initial conversion rate of 117.2367 shares of our common stock (equal to an initial conversion rate of $8.53 per share), subject to adjustment in some events. The Notes will be senior, unsecured obligations of ours and will be equal in right of payment with our senior, unsecured indebtedness; senior in right of payment to our indebtedness that is expressly subordinated to the Notes; effectively subordinated to our senior, secured indebtedness, including future borrowings, if any, under our $20,000 credit facility with SVB, to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank, National Association, as trustee. The Indenture does not contain any financial covenants.
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
During the year ended December 31, 2021, the conditions allowing holders of the Notes to convert were not met and therefore the Notes are not yet convertible.
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
Line of Credit
In November 2015 we entered into the Credit Agreement with SVB. Since the inception, there have been eight amendments, with the most recent amendment being in September 2021. The maximum principal commitment amount remains at $20,000. The Eighth Amendment modified language within the Credit Agreement, which permitted us enter into the business combination in September 2021. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2022. As long as our Adjusted Quick Ratio remains above 1.5 to 1, we no longer are required to submit quarterly borrowing base reports.
    As of December 31, 2021, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate.  As of December 31, 2021, and December 31, 2020, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000.
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
    We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of December 31, 2021, we were in compliance with our covenant under the Credit Agreement.
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
Share Repurchases
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the years ended December 31, 2021, 2020 and 2019, respectively, we did not repurchase any shares under the repurchase programs. As of December 31, 2021, there remained $21,200 under this share repurchase program.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for right-of-use (ROU) assets, (primarily office facilities) and purchase commitments for bandwidth, and computer rack space. These commitments expire on various dates ranging from 2022 to 2030. We expect that the growth of our business will require us to continue to add to and increase our ROU assets and long-term commitments in 2022 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.

    The following table presents our contractual obligations and commercial commitments, as of December 31, 2021 over the next five years and thereafter (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$92,333	$40,114	$33,258	$17,716	$1,245
Rack space commitments	14,295	10,118	4,177	—	—
Total purchase commitments	106,628	50,232	37,435	17,716	1,245
Right-of-use assets and other operating leases	14,064	2,544	3,251	2,908	5,361
Total commitments	$120,692	$52,776	$40,686	$20,624	$6,606
New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Standards.”
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit is at the current prime rate minus 0.25%.  In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of December 31, 2021, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international clients. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2021, would have been higher by approximately $4,128. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Credit Risk
During any given fiscal period, a relatively small number of clients typically account for a significant percentage of our revenue. For example, in 2021, 2020, and 2019, sales to our top 20 clients accounted for approximately 74%, 75%, and 72%, respectively, of our total revenue. During 2021 and 2020, we had two clients, Amazon and Sony which represented approximately 29% and 11%, respectively, and 36% and 11%, respectively, of our total revenue. During 2019, Amazon represented approximately 30% of our total revenue. In 2022, we anticipate that our top 20 client concentration levels will remain consistent with 2021. In the past, the clients that comprised our top 20 clients have continually changed, and our large clients may not continue to be as significant going forward as they have been in the past.

Item 8.        Financial Statements and Supplementary Data
LIMELIGHT NETWORKS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Limelight Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Limelight Networks, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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
Business Combination - Valuation of Acquired Intangible Assets

Description of the Matter
As discussed in Note 3 of the consolidated financial statements, the Company completed the acquisition of Moov in September 2021 for purchase consideration of $52.5 million. The Company accounted for this transaction as a business combination.
Auditing management’s accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair value of the acquired developed technology intangible asset totaling $8.5 million. The Developed Technology asset was valued using an income-based approach. The fair value determinations of the developed technology acquired intangible asset required management to make estimates and significant assumptions regarding the future cash flows of the intangible asset, including revenue growth rates, earnings metrics, a technological obsolescence curve, economic life, and discount rate. These significant assumptions were forward-looking and could be affected by future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls that address the risks of material misstatement relating to valuation of the acquired developed technology intangible asset. For example, we tested controls over management’s review of the valuation model for the acquired intangible asset, as well as the completeness and accuracy of the valuation inputs.

To test the estimated fair value of the developed technology intangible asset, our audit procedures included, among others, assessing the fair value methodology used by the Company and testing the significant assumptions and the underlying data used by the Company in its analyses. We involved firm valuation specialists to assist us in our evaluation of the Company’s valuation models, related assumptions and outputs of the valuation models. We evaluated the methodology used by the Company and significant assumptions included in the fair value estimates.

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
Phoenix, Arizona
February 17, 2022

Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$41,918	$46,795
Marketable securities	37,367	76,928
Accounts receivable, net	42,217	31,675
Income taxes receivable	61	68
Prepaid expenses and other current assets	13,036	15,588
Total current assets	134,599	171,054
Property and equipment, net	33,622	46,418
Operating lease right of use assets	6,338	10,150
Marketable securities, less current portion	40	40
Deferred income taxes	1,893	1,530
Goodwill	114,511	77,753
Intangible assets, net	14,613	—
Other assets	5,485	7,233
Total assets	$311,101	$314,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,631	$4,587
Deferred revenue	3,266	933
Operating lease liability obligations	1,861	2,465
Income taxes payable	873	253
Other current liabilities	19,292	17,560
Total current liabilities	36,923	25,798
Convertible senior notes, net	121,782	100,945
Operating lease liability obligations, less current portion	9,616	11,265
Deferred income taxes	308	279
Deferred revenue, less current portion	116	220
Other long-term liabilities	777	479
Total liabilities	169,522	138,986
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 134,337 and 123,653 shares issued and outstanding at December 31, 2021 and 2020, respectively	134	124
Additional paid-in capital	576,807	556,512
Accumulated other comprehensive loss	(8,345)	(7,511)
Accumulated deficit	(427,017)	(373,933)
Total stockholders’ equity	141,579	175,192
Total liabilities and stockholders’ equity	$311,101	$314,178

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue	$217,630	$230,194	$200,634
Cost of revenue:
Cost of services (1)	134,773	125,509	99,897
Depreciation — network	22,508	21,579	19,193
Total cost of revenue	157,281	147,088	119,090
Gross profit	60,349	83,106	81,544
Operating expenses:
General and administrative	40,091	31,284	30,785
Sales and marketing	29,760	42,945	43,078
Research and development	21,669	21,680	22,534
Depreciation and amortization	2,794	1,591	872
Restructuring charges	13,425	—	—
Total operating expenses	107,739	97,500	97,269
Operating loss	(47,390)	(14,394)	(15,725)
Other income (expense):
Interest expense	(5,245)	(3,939)	(76)
Interest income	134	69	427
Other, net	(1,106)	(368)	80
Total other income (expense)	(6,217)	(4,238)	431
Loss before income taxes	(53,607)	(18,632)	(15,294)
Income tax expense	1,154	645	750
Net loss	$(54,761)	$(19,277)	$(16,044)
Net loss per share:
Basic	$(0.43)	$(0.16)	$(0.14)
Diluted	$(0.43)	$(0.16)	$(0.14)
Weighted average shares used in per share calculation:
Basic	127,789	121,196	115,890
Diluted	127,789	121,196	115,890
____________
(1)Cost of services excludes amortization related to intangibles, including developed technology, client relationships, and trade names, which are included in depreciation and amortization
The accompanying notes are an integral part of the consolidated financial statements.

LIMELIGHT NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(54,761)	$(19,277)	$(16,044)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	2	(51)	41
Foreign exchange translation (loss) gain	(836)	1,750	782
Other comprehensive (loss) gain, net of tax	(834)	1,699	823
Comprehensive loss	$(55,595)	$(17,578)	$(15,221)

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2018	114,246	$114	$513,682	$(10,033)	$(338,612)	$165,151
Net loss	—	—	—	—	(16,044)	(16,044)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	41	—	41
Foreign currency translation adjustment, net of taxes	—	—	—	782	—	782
Exercise of common stock options	1,054	1	2,467	—	—	2,468
Vesting of restricted stock units	3,416	3	(3)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(1,142)	(1)	(3,606)	—	—	(3,607)
Issuance of common stock under employee stock purchase plan	794	1	1,937	—	—	1,938
Share-based compensation	—	—	15,808	—	—	15,808
Balance at December 31, 2019	118,368	$118	530,285	(9,210)	(354,656)	166,537
Net loss	—	—	—	—	(19,277)	(19,277)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(51)	—	(51)
Foreign currency translation adjustment, net of taxes	—	—	—	1,750	—	1,750
Exercise of common stock options	2,870	3	8,121	—	—	8,124
Vesting of restricted stock units	2,817	3	4	—	—	7
Restricted stock units surrendered in lieu of withholding taxes	(957)	(1)	(4,877)	—	—	(4,878)
Issuance of common stock under employee stock purchase plan	555	1	1,936	—	—	1,937
Share-based compensation	—	—	15,723	—	—	15,723
Equity component of convertible senior notes, net	—	—	21,733	—	—	21,733
Purchase of capped calls related to issuance of convertible senior notes	—	—	(16,413)	—	—	(16,413)
Balance at December 31, 2020	123,653	$124	556,512	(7,511)	(373,933)	175,192
Cumulative effect of adoption of new accounting pronouncement	—	—	(21,733)	—	1,677	(20,056)
Net loss	—	—	—	—	(54,761)	(54,761)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	2	—	2
Foreign currency translation adjustment, net of taxes	—	—	—	(836)	—	(836)
Exercise of common stock options	1,936	2	4,547	—	—	4,549

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Vesting of restricted stock units	1,758	2	(2)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(524)	(1)	(1,626)	—	—	(1,627)
Issuance of common stock under employee stock purchase plan	636	—	1,638	—	—	1,638
Share-based compensation	—	—	19,045	—	—	19,045
Issuance of common stock for business acquisition	6,878	7	18,426	—	—	18,433
Balance at December 31, 2021	134,337	$134	$576,807	$(8,345)	$(427,017)	$141,579

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(54,761)	$(19,277)	$(16,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,302	23,170	20,065
Share-based compensation	20,480	15,717	13,778
Foreign currency remeasurement loss (gain)	142	214	(25)
Deferred income taxes	(414)	(94)	270
(Gain) loss on sale of property and equipment	(247)	6	(56)
Accounts receivable charges	1,082	801	1,793
Amortization of premium on marketable securities	1,879	606	30
Realized loss on marketable securities	—	(3)	9
Noncash interest expense	811	1,938	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(9,109)	2,000	(10,228)
Prepaid expenses and other current assets	1,966	(5,717)	(1,101)
Income taxes receivable	(47)	19	40
Other assets	3,961	2,762	(4,188)
Accounts payable and other current liabilities	8,903	(1,069)	1,292
Deferred revenue	(879)	17	(789)
Income taxes payable	645	71	61
Payments related to litigation, net	—	—	(3,040)
Other long term liabilities	300	167	(121)
Net cash provided by operating activities	14	21,328	1,746
Investing activities
Purchases of marketable securities	(62,076)	(88,754)	(10,279)
Sale and maturities of marketable securities	99,760	11,172	35,364
Purchases of property and equipment	(15,810)	(25,085)	(34,704)
Proceeds from sale of property and equipment	247	2	51
Acquisition of business, net of cash acquired	(30,968)	—	—
Net cash used in investing activities	(8,847)	(102,665)	(9,568)
Financing activities
Proceeds from issuance of debt, net	—	121,600	—
Purchase of capped calls	—	(16,413)	—
Payment of debt issuance costs	(30)	(859)	—
Payment of employee tax withholdings related to restricted stock vesting	(1,626)	(4,878)	(3,607)
Proceeds from employee stock plans	6,185	10,068	4,406
Net cash provided by (used in) financing activities	4,529	109,518	799
Effect of exchange rate changes on cash and cash equivalents	(573)	279	(25)
Net increase (decrease) in cash and cash equivalents	(4,877)	28,460	(7,048)
Cash and cash equivalents, beginning of year	46,795	18,335	25,383
Cash and cash equivalents, end of year	$41,918	$46,795	$18,335
Supplement disclosure of cash flow information
Cash paid during the year for interest	$4,505	$108	$76
Cash paid during the year for income taxes, net of refunds	$928	$626	$396
Common stock issued in connection with acquisition of business	$18,433	$—	$—
Property and equipment included in accounts payable and other current liabilities	$977	$1,260	$3,891

The accompanying notes are an integral part of the consolidated financial statements.

Limelight Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except per share amounts and where specifically noted)
1. Nature of Business
Limelight Networks, Inc., a provider of content delivery services, AppOps and Jamstack application architecture, provides powerful tools to optimize and deliver digital experiences. Limelight offers one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure and reliable.
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
Use of Estimates
    The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this Annual Report on Form 10-K are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any future periods.
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
    Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the years ended December 31, 2021, 2020, and 2019, we recorded foreign currency translation gains (losses) of $(836), $1,750, and $782, respectively, in our statements of comprehensive income (loss).
    Our entities occasionally transact in currencies other than their functional currencies. Assets denominated in foreign currencies other than that of the functional currency of the entity are remeasured at period-end exchange rates. Foreign currency-based revenue and expense transactions are measured at transaction date exchange rates. During the years ended December 31, 2021, 2020, and 2019, we recorded a foreign currency re-measurement gain (loss) of approximately $(953), $(368), and $24, respectively, in other income (expense) in the consolidated statements of operations.
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
In October 2021, the FASB issued ASU 2021-08, which provides amendments to improve, simplify, and provide consistency for recognition and measurement of acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments require that an acquirer recognize and measure such contract assets and contract liabilities under Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. The amendments also allow for election of certain practical expedients, which are applied on an acquisition-by-acquisition basis. The new accounting amendments are effective for us beginning in fiscal 2023 with prospective application. Early adoption is permitted, including in any interim period, and if elected, the amendments are applied retrospectively for any acquisitions that occurred in the fiscal year of interim adoption. We early adopted this guidance during Q4 2021, on a retrospective basis. As a result of the adoption of ASU 2021-08, we increased the allocation of purchase consideration for deferred revenue related to our acquisition of Moov Corporation in September 2021 by approximately $629. The adoption of ASU 2021-08 did not have a material impact on revenue recognized in 2021.
Recently Issued Accounting Standards applicable to Limelight Networks, Inc.
None
Significant Accounting Policies
Restructuring Charges
We account for restructuring costs under ASC 420, Exit or Disposal Obligations. Restructuring costs are recognized when the liability is incurred. A restructuring liability related to employee terminations is recorded when a one-time benefit arrangement is communicated to an employee who is involuntarily terminated as part of a reorganization and the amount of the termination benefit is known, provided that the employee is not required to render future services in order to receive the termination benefit. If fixed assets, or other assets are to be disposed of as a result of our restructuring efforts, the assets are written off when we commit to dispose of them, and they are no longer in use. If applicable, depreciation is accelerated on fixed assets for the period of time the asset continues to be used until the asset ceases to be used. During 2021 we moved to a home and office hybrid work model. As part of our restructuring plans we have evaluated our real estate footprint, and in certain cases we have subleased certain of our office facilities, including what previously was our corporate headquarters in Scottsdale, Arizona. We are exploring opportunities to sublease additional office facilities under this new model. In these cases we evaluate the right of use asset for potential impairment, and if impaired, record an impairment charge. Other restructuring costs are generally recorded as the cost is incurred or the service is provided.
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
For contracts that contain minimum commitments over the contractual term, not subject to the variable consideration exception, we estimate an amount of variable consideration by using the expected value method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These clients have entered into contracts with contract terms generally from one to four years. As of December 31, 2021, we have approximately $2,635 of remaining unsatisfied performance obligations. We recognized revenue of approximately $8,589, $7,896 and $9,600, respectively, during the years ended December 31, 2021, 2020, and 2019, related to these types of contracts with our clients. We expect to recognize approximately 95% of the remaining unsatisfied performance obligations in 2022 and the remainder in 2023.
We recorded deferred revenue of $3,107 in accordance with the allocation of purchase consideration related to the acquisition of Moov Corporation (Moov). Deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations. We recognized approximately $1,656 in 2021 that was included in the deferred revenue purchase consideration allocation. The deferred revenue balance of approximately $1,451 as of December 31, 2021 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied. We expect to recognize approximately 99%% of the remaining unsatisfied performance obligations in 2022, and the remainder in 2023.
We may charge the clients an activation fee when services are first activated. We do not charge activation fees for contract renewals. Activation fees are not distinct within the context of the overall contractual commitment with the client to perform our content delivery service and are therefore recorded initially as deferred revenue and recognized as revenue ratably over the estimated life of the client arrangement.
At the inception of a client contract for service, we make an assessment as to that client’s ability to pay for the services provided. If we subsequently determine that collection from the client is not probable, we record an allowance for credit losses or deferred revenue for that client’s unpaid invoices and cease recognizing revenue for continued services provided until it is probable that revenue will not be reversed in a subsequent reporting period. Our standard payment terms vary by the type and location of our client but do not contain a financing component.
    Arrangements with Multiple Performance Obligations
    Certain of our revenue arrangements include multiple promises to our clients. Revenue arrangements with multiple promises are accounted for as separate performance obligations if each promise is distinct. Such arrangements may include a combination of some or all of the following: content delivery services, video content management services, performance services for website and web application acceleration and security, professional services, cloud storage, edge computing services, and sale of equipment.
    Judgment may be required in determining whether products or services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term. We have determined that generally most of our products and services do not constitute an individual service offering to our clients, as our promise to the client is to provide a complete edge services platform, and therefore have concluded that it represents a single performance obligation. We have determined that professional services and hardware sales represent separate performance obligations from that of our edge services platform.
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
Deferred Revenue
Deferred revenue represents amounts billed to clients for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly pre-billed service fees, activation fees, and prepayments made by clients for services to be rendered in future periods.
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
Investments in Marketable Securities
    We hold investments in marketable securities, consisting of municipal bonds, investment grade corporate debt securities, and certificates of deposit. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. We have classified our investments, which are all debt securities, in marketable securities as available-for-sale and as current, as our marketable securities are available to fund current operations. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in other income (expense), net on our condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. Credit losses on our marketable securities portfolio for the year ended December 31, 2021 were not material. We determine realized gains or losses on sale of marketable securities on a specific identification method and record such gains or losses as interest and other income (expense), net.
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
    Our reserve for service credits relates to credits that are expected to be issued to clients during the ordinary course of business. These credits typically relate to client disputes and billing adjustments and are estimated at the time the revenue is recognized and recorded as a reduction of revenues. Estimates for service credits are based on an analysis of credits issued in previous periods.
We evaluate the credit risk of the client when extending credit based on a combination of various financial and qualitative factors that may affect our clients’ ability to pay. These factors may include the client’s financial condition, past payment experience, and credit bureau information.
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
Goodwill
    Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired company. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate goodwill might be impaired. We have concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit. The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of our annual impairment testing date of October 31, 2021, management determined that goodwill was not impaired.
Finite Intangible Assets
Finite-lived intangible assets are amortized over the following estimated useful lives:

Trade name	3.0 years
Client relationships	5.0 years
Technology	5.0 years
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
Long-Lived Assets
    We review our long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. We recognize an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset group(s) is expected to generate is less than the carrying amount of the long-lived asset being evaluated. We treat any write-downs as permanent reductions in the carrying amounts of the assets. We concluded that there were no indicators of impairment in any of the periods presented, other than related to our decision to close certain facilities and resulting impairment charges for certain operating lease assets and related tenant improvements during 2021 as discussed in Note 11.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets, and lease liability obligations are included in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liability obligations represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We have lease agreements with lease and non-lease components and account for such components as a single lease component. As most of our leases do not provide an implicit rate, we estimated our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Upon review of our co-location and bandwidth arrangements, we have determined that such arrangements did not meet the leasing criteria, and therefore, were not included in our ROU asset and lease liability obligations on our balance sheet. We have determined that our real estate leases with terms in excess of one year and which do not include an option to purchase the underlying asset, do meet the leasing criteria. Please refer to Note 18 "Operating Leases - Right of Use Assets and Purchase Commitments" of this annual report on Form 10-K for additional information.
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
Advertising Costs
    Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of internet, trade show, and publications advertising, were approximately $1,555, $2,228, and $2,120 for the years ended December 31, 2021, 2020, and 2019, respectively.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers, or NOLs, and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We have evaluated the impact of the CARES Act, and do not expect that the NOL carryback provision of the CARES Act to result in a cash benefit to us.
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
In connection with this transaction, a shareholder of Moov entered into an employment agreement with us. As part of the employment agreement, the employee will receive contingent consideration of approximately $4,300 to be paid out ratably over a three year period on each anniversary of the acquisition closing date if the employee remains employed by us. As the employee is required to render services to us following the acquisition, this contingent consideration is not included in the purchase consideration. We also assumed unvested options which are subject to future performance requirements, and accordingly expense is attributable to post-combination services and will be recognized over the remaining service periods of the stock options.

The acquisition was accounted for under the acquisition method of accounting and the operating results of Moov have been included in our consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by us was allocated to Moov net tangible assets and intangible assets based on their estimated fair values as of the acquisition closing date. The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon our conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the technology, client relationships and trade name of the acquired business and expected synergies at the time of the acquisition.
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
The following table summarizes the allocation of the purchase consideration to the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired:

Cash	$3,130
Accounts receivable	2,514
Prepaid expenses and other current assets	273
Goodwill (a) (b)	36,448
Intangible assets
Trade name	91
Client relationships	7,090
Developed technology (a)	8,480
Total assets acquired	58,026
Accounts payable and accrued liabilities	2,432
Deferred revenue (b)	3,107
Total liabilities	5,539
Total purchase consideration	$52,487
(a) During the fourth quarter of 2021, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to the refinement of inputs used to calculate the fair value of the developed technology intangible asset, based on facts and circumstances that existed as of the acquisition date. The adjustment to technology was a decrease in the fair value of the intangible asset of $8,340, and an increase to goodwill of $8,340.
(b) As noted above in Note 2, we early adopted ASU 2021-08 on a retrospective basis, which resulted in increased deferred revenue and goodwill of approximately $629.
Certain amounts noted above are preliminary and subject to change during the respective measurement period (up to one year from the acquisition date) as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The remaining items to be finalized relate to the calculation of non-income based taxes and residual goodwill.
The fair value of the acquired intangible assets were determined as follows, trade name - income approach using the relief from royalty methodology, client relationships - utilizing the cost approach methodology, and developed technology -

excess earnings methodology under the income approach. The weighted-average amortization period of the acquired intangible assets was 5 years at acquisition.
Moov represented approximately $4,500 of our total revenue from the acquisition date to December 31, 2021. For the period January 1, 2021 to the acquisition closing date, Moov's unaudited revenue and net loss was approximately $8,969, and $628, respectively.
Transaction costs incurred by us in connection with the Moov acquisition were $1,640 for the year ended December 31, 2021, respectively, and were recorded within general and administrative expenses in our consolidated statements of operations.
4. Investments in Marketable Securities
    The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	18,297	—	38	18,259
Municipal securities	19,117	0	9	19,108
Total marketable securities	$37,454	$—	$47	$37,407
The amortized cost and estimated fair value of the marketable securities at December 31, 2021, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$37,209	$—	$47	$37,162
Due after one year and through five years	245	—	—	245
	$37,454	$—	$47	$37,407
    The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$551	$—	$—	$551
Corporate notes and bonds	45,426	—	41	45,385
Municipal securities	31,039	1	8	31,032
Total marketable securities	$77,016	$1	$49	$76,968
    The amortized cost and estimated fair value of the marketable securities at December 31, 2020, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Due in one year or less	$76,976	$1	$49	$76,928
Due after one year and through five years	$40	$—	$—	$40
	$77,016	$1	$49	$76,968
5. Accounts Receivable

    Accounts receivable include:

	December 31,
	2021	2020
Accounts receivable	$43,887	$32,857
Less: credit allowance	(170)	(170)
Less: allowance for doubtful accounts	(1,500)	(1,012)
Total accounts receivable, net	$42,217	$31,675
The following is a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020
Beginning of period	$1,012	$973
Provision for credit losses	1,082	801
Write-offs	(594)	(762)
End of period	$1,500	$1,012
6. Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets include:

	December 31,
	2021	2020
Prepaid bandwidth and backbone	$1,754	$3,519
VAT receivable	4,781	4,392
Prepaid expenses and insurance	1,975	2,906
Vendor deposits and other	4,526	4,771
Total prepaid expenses and other current assets	$13,036	$15,588
7. Property and Equipment
    Property and equipment include:

	December 31,
	2021	2020
Network equipment	$123,915	$136,788
Computer equipment and software	7,107	7,358
Furniture and fixtures	1,406	1,703
Leasehold improvements	6,454	7,470
Other equipment	18	21
	138,900	153,340
Less: accumulated depreciation	(105,278)	(106,922)
Total property and equipment, net	$33,622	$46,418
    Cost of revenue depreciation expense related to property and equipment was approximately $22,508, $21,579, and $19,193, respectively, for the years ended December 31, 2021, 2020, and 2019, respectively.
    Operating expense depreciation and amortization expense related to property and equipment was approximately $1,746, $1,591, and $872, respectively, for the years ended December 31, 2021, 2020, and 2019, respectively.
8. Goodwill and Other Intangible Assets
    The changes in the carrying amount of goodwill for the years ended December 31, 2021, and 2020, were as follows:

Balance, December 31, 2019	$77,102
Foreign currency translation adjustment	651
Balance, December 31, 2020	77,753
Acquisition of business	36,448
Foreign currency translation adjustment	310
Balance, December 31, 2021	$114,511
Intangible assets consist of the following as of December 31, 2021

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(10)	$81
Client relationships	7,090	(473)	6,617
Technology	8,480	(565)	7,915
Total other intangible assets	$15,661	$(1,048)	$14,613
Aggregate expense related to amortization of other intangible assets for the year ended December 31, 2021, was approximately $1,048. There were no impairment charges related to goodwill or other intangible assets incurred in the periods presented.
As of December 31, 2021, the weighted-average remaining useful lives of our acquired intangible assets were 2.67 years for trade name, 4.67 years for client relationships, and 4.67 years for developed technology, and 4.7 years in total, for all acquired intangible assets.
As of December 31, 2021, future amortization expense related to our other intangible assets is expected to be recognized as follows:

2022	$3,144
2023	3,145
2024	3,134
2025	3,114
2026	2,076
Thereafter	—
Total	$14,613
9. Other Current Liabilities
    Other current liabilities include:

	December 31,
	2021	2020
Accrued compensation and benefits	$5,131	$5,964
Accrued cost of revenue	5,714	5,036
Accrued interest payable	1,823	1,894
Restructuring charges	415	—
Accrued legal fees	233	61
Other accrued expenses	5,976	4,605
Total other current liabilities	$19,292	$17,560
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
On or after May 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in minimum principal amount denominations of $1 or any integral multiple of $1 in excess thereof, at the option of the holder regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. The Notes have an initial conversion rate of 117.2367 shares of our common stock per $1 principal amount of Notes, which is equal to an initial conversion price of approximately $8.53 per share of our common stock. The initial conversion price of the Notes represents a premium of approximately 27.5% over the last reported sale price of our common stock on The Nasdaq Global Select Market of $6.69 per share on July 22, 2020. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate in certain circumstances for a holder who elects to convert its Notes in connection with such a corporate event or convert its Notes called (or deemed called) for redemption in connection with such notice of redemption, provided that the conversion rate will not exceed 149.4768 shares of our common stock per $1 principal amount of Notes, subject to adjustment.
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
As of December 31, 2021, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible. The Notes are classified as long-term debt on our condensed consolidated balance sheet as of December 31, 2021, and the liability component of the notes are classified as long-term debt on our condensed consolidated balance sheet as of December 31, 2020.
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
The net carrying amount of the liability and equity components of the Notes was as follows:

	December 31,	December 31,
	2021	2020
Liability component:
Principal	$125,000	$125,000
Debt discount (equity component)	—	(20,823)
Unamortized transaction costs	(3,218)	(3,232)
Net carrying amount	$121,782	$100,945

Equity component, net of transaction costs	$—	$21,733
Interest expense recognized related to the Notes was as follows:

	Year Ended December 31,
	2021	2020
Contractual interest expense	$4,353	$1,894
Amortization of debt discount	—	1,677
Amortization of transaction costs	811	260
Total	$5,164	$3,831
As of December 31, 2021 and 2020, the estimated fair value of the Notes was $119,363 and $114,233, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

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
Line of Credit
In November 2015, we entered into the original Loan and Security Agreement (the Credit Agreement) with SVB. Since the inception, there have been eight amendments, with the most recent amendment being in September 2021 (the Eighth Amendment). The Eighth Amendment modified language within the Credit Agreement, which permitted us to acquire Moov. The maximum principal commitment amount remains at $20,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of November 2, 2022. As long as our Adjusted Quick Ratio remains above 1.5 to 1, we no longer are required to submit quarterly borrowing base reports.
    As of December 31, 2021, and 2020, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000.
As of December 31, 2021, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the years ended December 31, 2021, 2020 and 2019, respectively, interest expense was immaterial and fees and amortization expense was $81, $108 and $76, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of December 31, 2021, we were in compliance with all covenants under the Credit Agreement.
11. Restructuring Charges
During the first quarter of 2021, management committed to restructure certain parts of the company to focus on improved growth and profitability. As a result, certain headcount reductions were implemented, and we incurred certain charges related to severance, share-based compensation, and professional fees. During the three months ended June 30, 2021, we incurred $2,155 of costs related to this restructuring plan. During the three months ended September 30, 2021 and December 31, 2021, we recognized a cost recovery of $112 and $259, respectively, as actual expenses incurred were less than previously estimated. We do not expect any additional restructure charges related to this action plan.
During the third and fourth quarters of 2021, management committed to restructure certain parts of the company to align our workforce and facility requirements with our continued investment in the business as we focus on cost efficiencies, improved growth and profitability. As a result, outside service contracts and professional fees were incurred. Additionally, with the decision to close, and in some cases, sublease, facilities, we incurred impairment charges related to certain operating lease assets and related leasehold improvements. During the three months ended September 30, 2021, we incurred $1,882 of costs related to this restructuring plan. During the three months ended December 31, 2021, we incurred approximately $2,886 of costs related to this restructuring plan, substantially all of which was related to facilities impairment charges. We expect approximately $2,000 of additional costs related primarily to consulting fees to restructure our datacenter architecture over the next 12 months.
The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our condensed consolidated balance sheet) during the year ended December 31, 2021 (in thousands):

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Professional Fees and Other	Total
Balance as of January 1, 2021	$—	$—	$—	$—	$—
Costs incurred (recorded in restructuring charge)	3,513	1,354	—	2,006	6,873
Cash disbursements	(1,143)	—	—	(237)	(1,380)
Non-cash charges	—	(1,354)	—	—	(1,354)
Balance as of March 31, 2021	$2,370	$—	$—	$1,769	$4,139
Costs incurred (recorded in restructuring charge)	(247)	917	—	1,485	2,155
Cash disbursements	(1,203)	—	—	(2,902)	(4,105)
Non-cash charges	—	(917)	—	—	(917)
Balance as of June 30, 2021	$920	$—	$—	$352	$1,272
Costs incurred (recorded in restructuring charge)	(1)	(236)	1,882	125	1,770
Cash disbursements	(357)	—	—	(465)	(822)
Non-cash charges	(9)	383	(1,882)	—	(1,508)
Balance as of September 30, 2021	$553	$147	$—	$12	$712
Costs incurred (recorded in restructuring charge)	(49)	(254)	2,886	44	2,627
Cash disbursements	(265)	(147)	(668)	(56)	(1,136)
Non-cash charges	(4)	254	(2,038)	—	(1,788)
Balance as of December 31, 2021	$235	$—	$180	$—	$415
12. Contingencies
Legal Matters
We are subject to various other legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of December 31, 2021. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
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
13. Net Loss per Share
    We calculate basic and diluted net loss per weighted average share. We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans in the weighted-average number of shares of common stock outstanding.
    The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Net loss	$(54,761)	$(19,277)	$(16,044)
Basic weighted average outstanding shares of common stock	127,789	121,196	115,890
Basic weighted average outstanding shares of common stock	127,789	121,196	115,890
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	—	—
Diluted weighted average outstanding shares of common stock	127,789	121,196	115,890
Basic net loss per share	$(0.43)	$(0.16)	$(0.14)
Diluted net loss per share	$(0.43)	$(0.16)	$(0.14)
    For the years ended December 31, 2021, 2020 and 2019, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Years Ended December 31,
	2021	2020	2019
Employee stock purchase plan	85	96	86
Stock options	2,138	5,973	2,736
Restricted stock units	1,123	1,891	1,303
Convertible senior notes	14,654	14,654	—
	18,000	22,614	4,125
14. Stockholders’ Equity
Common Stock
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. We did not purchase any shares during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
    We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan. Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares available to be issued under the Restated 2007 Plan as of December 31, 2021 was approximately 13,039.
2017 Moov Corporation Equity Incentive Plan
In connection with our acquisition of Moov, we assumed each outstanding and unvested option to purchase Moov common stock granted pursuant to the Moov Corporation 2017 Equity Incentive Plan and such options became exercisable to purchase shares of our common stock, subject to appropriate adjustments to the number of shares and the exercise price of each such option.

2021 Inducement Plan
In November 2021, we adopted the Inducement Plan pursuant to which we reserved 11,000 shares of common stock, to be used exclusively for grants of equity-based awards to highly qualified prospective officers and employees who are not currently our employees, as an inducement material to the individual's entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The Inducement Plan was adopted by our board of directors without stockholder approval pursuant to Rule 5634(c)(4) of the Nasdaq Listing Rules. We have issued 10,477 shares under the Inducement Plan as of December 31, 2021.
Employee Stock Purchase Plan
    In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the years ended December 31, 2021, 2020, and 2019, we issued 636, 555, and 794 shares, respectively, under the ESPP. Total cash proceeds from the purchase of shares under the ESPP were approximately $1,638, $1,936, and $1,938, respectively for the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021, shares reserved for issuance to employees under this plan totaled 3,049 and we held employee contributions of approximately $223 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
    Our board of directors have authorized the issuance of up to 7,500 shares of preferred stock at December 31, 2021. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of December 31, 2021, the Board had not adopted any resolutions for the issuance of preferred stock.
15. Accumulated Other Comprehensive Loss
    Changes in the components of accumulated other comprehensive loss, net of tax, for the year ended December 31, 2021, was as follows:

	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2020	$(7,460)	$(51)	$(7,511)
Other comprehensive (loss) gain before reclassifications	(836)	2	(834)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive gain	(836)	2	(834)
Balance, December 31, 2021	$(8,296)	$(49)	$(8,345)
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
    The Plans allow us to award stock option grants and restricted stock units (RSUs) to employees, directors and consultants of the Company. During 2021, we granted awards to employees, directors and contractors. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of our common stock on the date of the grant.
In connection with our acquisition of Moov we assumed each outstanding and unvested option to purchase Moov common stock granted pursuant to the Moov Corporation 2007 Equity Incentive Plan, as amended, and the Moov Corporation 2017 Equity Incentive Plan and such options became exercisable to purchase shares of our common stock, subject to appropriate adjustments to the number of shares and the exercise price of each such option. Following such conversion, as of

December 31, 2021, there were options to purchase 791 shares of our common stock subject to time-based vesting outstanding under the Moov Corporation 2007 Equity Incentive Plan, as amended, and the Moov Corporation 2017 Equity Incentive Plan, with exercises prices between $0.38 and $0.58 per share.
    Data pertaining to stock option activity under the Plans are as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2018	16,943	$2.99
Granted	2,556	4.03
Exercised	(1,054)	2.34
Cancelled/Forfeitures	(811)	4.55
Balance at December 31, 2019	17,634	3.12
Granted	1,509	4.18
Exercised	(2,870)	2.83
Cancelled/Forfeitures	(678)	3.98
Balance at December 31, 2020	15,595	3.23
Granted	3,022	2.17
Exercised	(1,936)	2.35
Cancelled/Forfeitures	(3,252)	3.76
Balance at December 31, 2021	13,429	3.00
    The following table summarizes the information about stock options outstanding and exercisable at December 31, 2021:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	791	8.4	$0.46	110	$0.49
$ 1.51 — $ 3.00	7,015	1.2	2.32	6,605	2.29
$ 3.01 — $ 4.50	3,359	4.0	3.62	2,415	3.55
$ 4.51 — $ 6.00	2,261	2.4	5.04	2,064	5.06
$ 6.01 — $ 7.50	3	8.6	6.22	1	6.22
	13,429			11,195
    The weighted-average grant-date fair value of options granted during the years ended December 31, 2021, 2020, and 2019 on a per-share basis was approximately $2.26, $2.26, and $2.09, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2021, 2020, and 2019 was approximately $2,566, $9,963, and $1,865, respectively. The aggregate intrinsic value of options outstanding at December 31, 2021 is approximately $10,217. The weighted average remaining contractual term of options currently exercisable at December 31, 2021 was 1.1 years.
    The fair value of options awarded were estimated on the grant date using the following weighted average assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected volatility	62.62%	59.70%	52.47%
Expected term, years	4.65	5.99	6.17
Risk-free interest	0.66%	0.62%	2.06%
Expected dividends	—%	—%	—%
    Unrecognized share-based compensation related to stock options totaled $4,059 at December 31, 2021. We expect to amortize unvested stock compensation related to stock options over a weighted average period of approximately 2.3 years at December 31, 2021.
    The following table summarizes the RSUs outstanding (in thousands):

	Years Ended December 31,
	2021	2020	2019
RSUs with service-based vesting conditions	6,699	3,340	4,503
RSUs with performance-based vesting conditions	7,305	—	—
	14,004	3,340	4,503
    Each RSU represents the right to receive one share of our common stock upon vesting. The fair value of these RSUs was calculated based upon our closing stock price on the date of grant.
    Data pertaining to RSUs activity under the Plans is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)
Balance at December 31, 2018	4,248	$3.45
Granted	4,089	3.20
Vested	(3,416)	3.17
Forfeitures	(418)	3.19
Balance at December 31, 2019	4,503	3.45
Granted	2,225	4.86
Vested	(2,817)	3.80
Forfeitures	(571)	3.51
Balance at December 31, 2020	3,340	4.09
Granted	13,811	2.94
Vested	(1,758)	4.00
Forfeitures	(1,389)	3.74
Balance at December 31, 2021	14,004	3.00
    The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2021, 2020, and 2019 was approximately $2.94, $4.86, and $3.20, respectively. The total intrinsic value of the units vested during the years ended December 31, 2021, 2020, and 2019 was approximately $5,436, $14,371, and $10,747, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2021 is $48,034.
    At December 31, 2021 there was approximately $35,656 of total unrecognized compensation costs related to RSUs. That cost is expected to be recognized over a weighted-average period of approximately 2.28 years as of December 31, 2021.
    Total unrecognized aggregate share-based compensation expense totaled approximately $39,715 at December 31, 2021, which is expected to be recognized over a weighted average period of approximately 2.29 years. Unrecognized share-based compensation includes both time-based and performance-based equity issued as part of our recent business acquisition. We currently believe the performance targets related to the vesting of performance-based equity awards will be achieved. If such targets are not achieved or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense for the performance-based awards and will reverse any previously recognized expense on such performance-based awards.
The following table summarizes the components of share-based compensation expense included in our consolidated statement of operations:

	Years Ended December 31,
	2021	2020	2019
Share-based compensation expense by type:
Stock options	$7,790	$4,289	$4,208
Restricted stock units	12,185	10,494	8,951
ESPP	505	934	619
Total share-based compensation expense	$20,480	$15,717	$13,778
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$1,385	$1,998	$1,495
General and administrative expense	12,514	7,611	8,098
Sales and marketing expense	2,513	3,519	2,263
Research and development expense	2,435	2,589	1,922
Restructuring charge	1,633	—	—
Total share-based compensation expense	$20,480	$15,717	$13,778
During the year ended December 31, 2021, we issued two common stock warrants to an outside consulting firm. The first warrant was for up to an aggregate of 441,867 shares at an exercise price per share equal to $0.01 per share, and the second warrant was for up to an aggregate of 662,800 shares at an exercise price per share equal to $3.72 per share. During 2021, 55,233 shares from the first warrant and 82,850 shares from the second warrant vested. We have terminated the relationship with the outside consulting firm and there will be no further vesting. We made a cash payment of $147 in exchange for the cancellation of the first warrant, including the 55,233 shares vested. The remaining 82,850 shares vested under the second warrant were outstanding as of December 31, 2021 and remain exercisable, subject to and conditioned upon the rights and restrictions contained in such warrant.
In September 2021, we acquired all of the issued and outstanding shares, options, warrants, convertible securities and other outstanding equity interests of Moov. As part of the purchase agreement, there is an incentive equity pool of $30,000 of restricted stock units to be granted to former Moov employees (including the Co-Founder) if they meet certain vesting criteria as follows:
•$10,000 is subject to time-based vesting over a period of either 36 or 48 months; and
•$20,000 is subject to achieving certain financial and operational metrics by June 30, 2025. We are recognizing the expense associated with this equity grant over a 28 month period.
This resulted in a total of approximately 10,957 restricted stock units, most of which were granted as inducements to employment in accordance with NASDAQ Listing Rule 5635(c)(4).
Also, in connection with our acquisition of Moov we agreed to assume all outstanding issued but unvested Moov stock options under the 2017 Moov Corporation Equity Incentive Plan. Following such conversion, we issued 818 stock options subject to time-based vesting under the Restated 2007 Plan, with exercises prices between $0.38 and $0.58 per share.
During the year ended December 31, 2021, we entered into transition agreements with five executives, which resulted in the modification of previously issued equity grants. The modifications were the result of us accelerating vesting after termination and extending the period of time the employee receives to exercise their outstanding non-qualified stock options. The extension of time to exercise their outstanding non-qualified stock options for the five individuals impacted ranged from six months to two years. The incremental expense recorded as a result of the modifications was $4,359, of which $49 was included in cost of revenue, $1,116 was included in restructuring charges, and $3,194 included in general and administrative expense.
For the year ended December 31, 2021, we have recorded approximately $1,422 of share-based compensation expense related to restricted stock units that will be issued as part of our 2021 annual corporate bonus plan. For the year ended December 31, 2020, we recorded approximately $1,091 of share-based compensation expense related to restricted stock units issued as part of our 2019 annual corporate bonus plan.

17. Related Party Transactions
    We had no material related party transactions during the years ended December 31, 2021, 2020, and 2019.
18. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of December 31, 2021.

Right-of-use assets	$6,338

Lease liability obligations, current	$1,861
Lease liability obligations, less current portion	9,616
Total lease liability obligations	$11,477

Weighted-average remaining lease term	7.70 years

Weighted-average discount rate	5.05%
During the year ended December 31, 2021, we recognized approximately $2,075 in operating lease costs. Operating lease costs of $382 are included in cost of revenue and $1,693 are included in operating expenses in our consolidated statement of operations. During the year ended December 31, 2021, cash paid for operating leases was approximately $2,855. We recognized impairment charges related to operating lease assets during 2021 as discussed in Note 11.
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
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2021, are as follows:

2022	$2,389
2023	1,810
2024	1,441
2025	1,440
2026	1,468
Thereafter	5,361
Total minimum payments	13,909
Less: amount representing interest	2,432
Total	$11,477
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of December 31, 2021:

2022	$50,232
2023	23,998
2024	13,437
2025	10,088
2026	7,628
Thereafter	1,245
Total minimum payments	$106,628
Operating expense relating to these bandwidth and co-location agreements was approximately $93,149, $87,535, and $66,801, respectively, for the years ended December 31, 2021, 2020, and 2019.
19. Concentrations
    During the years ended December 31, 2021 and 2020, we had two clients, Amazon and Sony which represented approximately 29% and 11%, respectively, and 36% and 11%, respectively of our total revenue. During the year ended December 31, 2019, Amazon represented approximately 30% of our total revenue.
    Revenue from clients located within the United States, our country of domicile, was approximately $137,267, $139,217, and $121,160, respectively, for the years ended December 31, 2021, 2020, and 2019.
    During the year ended December 31, 2021, we had two countries: Japan, and the United States, which accounted for 10% or more of our total revenue.
During the years ended December 31, 2020, and 2019, respectively, we had three countries: Japan, the United Kingdom, and the United States, which accounted for 10% or more of our total revenue.
20. Income Taxes
    Our income (loss) before income taxes consists of the following:

	Years Ended December 31,
	2021	2020	2019
Loss before income taxes:
United States	$(57,278)	$(20,882)	$(17,230)
Foreign	3,671	2,250	1,936
	$(53,607)	$(18,632)	$(15,294)
The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	121	85	60
Foreign	1,447	654	420
Total current	1,568	739	480
Deferred:
Federal	7	8	8
State	3	2	(1)
Foreign	(424)	(104)	263
Total deferred	(414)	(94)	270
Total provision	$1,154	$645	$750
A reconciliation of the U.S. federal statutory rate to our effective income tax rate is shown in the table below:

	Years Ended December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(11,258)	21.0%	$(3,913)	21.0%	$(3,212)	21.0%
Valuation allowance	9,133	(17.0)%	5,388	(28.9)%	2,435	(15.9)%
Foreign income taxes	251	(0.5)%	88	(0.5)%	216	(1.4)%
State income taxes	79	(0.2)%	59	(0.3)%	51	(0.3)%
Non-deductible expenses	799	(1.5)%	58	(0.3)%	190	(1.2)%
Uncertain tax positions	—	—%	(11)	0.1%	(2)	—%
Non-deductible officer compensation	38	(0.1)%	418	(2.3)%	573	(3.8)%
Share-based compensation	2,059	(3.8)%	(1,478)	7.9%	420	(2.8)%
Other	53	(0.1)%	36	(0.2)%	79	(0.5)%
Provision for income taxes	$1,154	(2.2)%	$645	(3.5)%	$750	(4.9)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Share-based compensation	$5,674	$5,360
Net operating loss and tax credit carry-forwards	69,749	57,153
Interest expense	1,191	390
Deferred revenue	1,698	247
Accounts receivable reserves	371	248
Fixed assets	3,010	2,217
Compensation	247	443
Lease liability	2,567	3,112
Other	408	146
Total deferred tax assets	84,915	69,316
Deferred tax liabilities:
Convertible debt conversion feature	—	(5,112)
Intangible assets	(3,740)	—
Right-of-use asset	(1,396)	(2,259)
Prepaid expenses	(381)	(365)
Other	(310)	(26)
Total deferred tax liabilities	(5,827)	(7,762)
Valuation allowance	(77,503)	(60,303)
Net deferred tax assets	$1,585	$1,251
    The federal and state net operating loss (NOL) carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. At December 31, 2021, we had $278,300 federal and $183,600 state NOL carryforwards. Our federal NOL will begin to expire in 2027 and the state NOL carryforwards will begin to expire in 2022. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). We did not have any state tax credit carryforwards as of December 31, 2021.
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
    A valuation allowance has been recorded against our deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries as management cannot conclude that it is more-likely-than-not that these assets will be realized. As of December 31, 2021, no valuation allowance was provided on $1,600 of deferred tax assets associated with certain NOLs because we would use them to offset our liabilities relating to our uncertain tax benefits.
    Estimated liabilities for unrecognized tax benefits are included in “other liabilities” on the consolidated balance sheet. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which we operate. As of December 31, 2021, unrecognized tax benefits were $1,796, of which approximately $199, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances.
    A summary of the activities associated with our reserve for unrecognized tax benefits, interest and penalties follow:

Unrecognized Tax Benefits
Balance at January 1, 2020	$1,802
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	—
Settlements	—
Adjustment related to foreign currency translation	(2)
Reductions related to the lapse of applicable statute of limitations	(5)
Reduction for tax positions of prior years	—
Balance at December 31, 2020	1,795
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	—
Settlements	—
Adjustment related to foreign currency translation	1
Reductions related to the lapse of applicable statute of limitations	—
Reduction for tax positions of prior years	—
Balance at December 31, 2021	$1,796
    We recognize interest and penalties related to unrecognized tax benefits in our tax provision. As of December 31, 2021, we had an interest and penalties accrual related to unrecognized tax benefits of $0, which remained unchanged from December 31, 2020. We anticipate our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settled potential tax liabilities in certain foreign jurisdictions. It is not currently reasonably possible to estimate the range of change.
    We file income tax returns in jurisdictions with varying statues of limitations. Tax years 2018 through 2020 remain subject to examination by federal tax authorities. Tax years 2017 through 2020 generally remain subject to examination by state tax authorities. As of December 31, 2021, we are not under any federal or state income tax examinations.
    On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) significantly revised the U.S. corporate income tax law, by among other things, reducing the corporate income tax rate to 21% for tax years beginning in 2018.
Also effective in 2018 was a new Global Intangible Low-Taxed Income inclusion (GILTI). The GILTI did not have a material impact on our 2021, 2020, and 2019 earnings due to our NOL and valuation allowance position.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. We have evaluated the impact of the CARES Act, and do not expect the provisions of the CARES Act to have an impact on us.
21. 401(k) Plan

    We manage the Limelight Networks 401(k) Plan covering effectively all of our employees. The plan is a 401(k) profit sharing plan in which participating employees are fully vested in any contributions they make.
    We will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Our employees may elect to reduce their current compensation up to the statutory limit. We made matching contributions of approximately $1,215, $1,535, and $1,501 during the years ended December 31, 2021, 2020, and 2019, respectively.
22. Segment Reporting and Geographic Information
    Our chief operating decision maker (who is our Chief Executive Officer) reviews our financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. We operate in one industry segment — edge services for outcome buyers and we operate in three geographic areas — Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific.
    Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth revenue by geographic area:

	Years Ended December 31,
	2021		2020		2019
Americas	$141,917	65%	$142,345	62%	$125,075	62%
EMEA	24,568	11%	36,958	16%	32,008	16%
Asia Pacific	51,145	24%	50,891	22%	43,551	22%
Total revenue	$217,630	100%	$230,194	100%	$200,634	100%
    The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Years Ended December 31,
	2021	2020	2019
Country / Region
United States / Americas	$137,267	$139,217	$121,160
United Kingdom / EMEA	$13,945	$29,623	$24,004
Japan / Asia Pacific	$27,281	$32,369	$25,339
The following table sets forth long-lived assets by geographic area:

	Years Ended December 31,
	2021	2020	2019
Long-lived Assets
Americas	$23,733	$32,626	$33,450
International	9,889	13,792	12,686
Total long-lived assets	$33,622	$46,418	$46,136
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
    As of December 31, 2020 and 2019, we held certain assets that were required to be measured at fair value on a recurring basis.

The following is a summary of fair value measurements at December 31, 2021:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$7,310	$7,310	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	18,259	—	18,259	—
Municipal securities (1)	19,108	—	19,108	—
Total assets measured at fair value	$44,717	$7,310	$37,407	$—
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
    None
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2021. Based upon that evaluation, our Chief Executive

Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
In accordance with SEC staff guidance permitting the registrants to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we excluded Moov Corporation from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. We acquired Moov Corporation in September 2021 as discussed in Note 3 to our consolidated financial statements. We have included the results of Moov Corporation in our consolidated financial statements from the date of acquisition. Total revenue excluded from our assessment of internal control over financial reporting represented approximately 2.1% of our consolidated total revenue in 2021. We have commenced the process of incorporating and aligning the internal control over financial reporting of Moov Corporation, into our internal control over financial reporting framework.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Limelight Networks, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Limelight Networks, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Limelight Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Moov Corporation, which is included in the 2021 financial statements of the Company and constituted approximately 2.1% of total revenue for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Moov Corporation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Phoenix, Arizona
February 17, 2022

Item 9B. Other Information
    None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
    The information required by this item relating to our directors and nominees is included under the captions “Proposal One: Election of Directors,” “— Information About the Directors and Nominees,” and “Board of Directors Meetings and Committees — Nominating and Governance Committee” in our Proxy Statement related to the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
    The information required by this item regarding our Audit Committee is included under the caption “Board of Directors Meetings and Committees” in our Proxy Statement related to the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
    The information required by this item relating to our executive officers is included under the caption “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
    The information required by this item regarding compliance with Section 16(a) of the Securities Act is included under the caption “Executive Compensation and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Item 11.     Executive Compensation
    The information appearing under the headings “Executive Compensation and Other Matters,” “— Director Compensation,” “Board of Directors Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” and “— Compensation Committee Report” in our Proxy Statement related to the 2022 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The information required by this item relating to security ownership of certain beneficial owners and management is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the 2022 Annual Meeting of Shareholders, and is incorporated herein by reference.
Equity Compensation Plan Information
    The following table provides information regarding our current equity compensation plans as of December 31, 2021 (shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,638	$3.45	13,039
Equity compensation plans not approved by security holders	791	0.45	—
Total	13,429	$3.00	13,039

Item 13.     Certain Relationships, Related Transactions, and Director Independence
    The information required by this item relating to review, approval or ratification of transactions with related persons is included under the heading “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the headings “Proposal One: Election of Directors” and “Board of Directors Meetings and Committees — Board Independence,” in each case in our Proxy Statement related to the 2022 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.     Principal Accounting Fees and Services
    The information required by this item is included under the headings “Audit Committee Report—Principal Accountant Fees and Services” and “— Audit Committee Pre-Approval Policy,” in each case in our Proxy Statement related to the 2022 Annual Meeting of Shareholders, and is incorporated herein by reference.

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
Item 16.     Form 10-K Summary.
     None

INDEX TO EXHIBITS
___________

Exhibit Number	Exhibit Title

2.1(1)	Agreement and Plan of Merger by and among Limelight Networks, Inc., Moov Corporation, Mojo Merger Sub, Inc., Mojo Merger Sub, LLC, and Fortis Advisors Dated July 28, 2021

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Second Amended and Restated Bylaws of the Registrant.

4.1(4)	Specimen Common Stock Certificate of the Registrant.

4.2(5)	Description of Securities Registered Under Section 12 of the Exchange Act.

4.3(6)	Indenture between Limelight Networks, Inc. and U.S. Bank National Association dated July 27, 2020.

4.4(7)	Form of 3.50% Convertible Senior Notes due August 1, 2025 (included in Exhibit 4.3).

4.5(8)	Warrant to Purchase Common Stock issued to AlixPartners, LLP by Limelight Networks, Inc., dated April 27, 2021 CSW-1.

4.6(9)	Warrant to Purchase Common Stock issued to AlixPartners, LLP by Limelight Networks, Inc., dated April 27, 2021 CSW-2.

10.1(4)	Form of Indemnification Agreement for directors and officers.

10.2(4)	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(4)	2007 Equity Incentive Plan and form of agreement thereunder.

10.3.01(10)	Amended and Restated 2007 Equity Incentive Plan of Limelight Networks.

10.4(11)	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.5(12)	Master Executive Bonus and Management Bonus Plan.

10.6(13)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.7(14)	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.10(15)	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.

10.10.01(16)	First Amendment to Employment agreement between the Registrant and Robert A. Lento dated as of February 23, 2016.

10.10.01(17)	Transition Agreement, Amendment to Employment Agreement, and Release between the Registrant and Robert Lento dated January 19, 2021.

10.11(18)	Employment Agreement between the Registrant and Daniel Boncel dated July 1, 2020.

10.12(19)	Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.12.01(20)	Amendment 1 to the Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.13(21)	Employment Agreement between the Registrant and Sajid Malhotra dated March 24, 2014.

10.13.01(22)	Amendment to Employment Agreement between the Registrant and Sajid Malhotra dated June 18, 2015.

10.13.02(23)	Second Amendment to Employment agreement between the Registrant and Sajid Malhotra dated as of February 23, 2016.

10.13.03(24)	Transition Agreement, Amendment to Employment Agreement, and Release between the Registrant and Sajid Malhotra dated as of November 11, 2020.

10.14(25)	Employment Agreement between the Registrant and Michael DiSanto effective April 1, 2015.

10.14.01(26)	Second Amendment to Employment agreement between the Registrant and Michael D. DiSanto dated as of February 23, 2016.

10.15(27)	Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.

10.15.01(28)	Second Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 25, 2016.

10.15.02(29)	Third Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 17, 2017.

10.15.03(30)	Fourth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated February 27, 2018.

10.15.04(31)	Fifth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated April 22, 2020.

10.15.05(32)	Sixth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated July 22, 2020.

10.15.06(33)	Seventh Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated December 23, 2020.

10.15.07(34)	Eighth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 7, 2021.

10.16(35)	Employment Agreement between the Registrant and Kurt Silverman dated August 20, 2013.

10.16.01(36)	First Amendment to Employment agreement between the Registrant and Kurt Silverman dated as of February 23, 2016.

10.16.02(37)	Transition Agreement and Release between the Registrant and Kurt Silverman dated as of September 3, 2020.

10.17(38)	Employment Agreement between the Registrant and Christine Cross dated May 11, 2020.

10.18(39)	Patent Sublicense Agreement dated August 1, 2016.

10.19(40)	Employment Agreement between the Registrant and Tom Marth dated November 21, 2018.

10.19.01(41)	Transition and Employment Agreement between the Registrant and Tom Marth dated March 16, 2021.

10.20(42)	Form of Capped Call Transaction Confirmation.

10.21(43)	Employment Agreement between the Registrant and Robert Lyons dated January 19, 2021.

21.1*	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INLINE XBRL INSTANCE DOCUMENT.

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.

104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extensions)
____________
(1)Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-Q filed on November 5, 2021.
(2)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2011.
(3)Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on February 19, 2013.
(4)Incorporated by reference to the same number exhibit of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.
(5)Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed on February 12, 2021.
(6)Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 27, 2020.
(7)Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on July 27, 2020.
(8)Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q filed on August 2, 2021.
(9)Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q filed on August 2, 2021.
(10)Incorporated by reference to Exhibit 10.3.01 of the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016.
(11)Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.
(12)Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 19, 2009.
(13)Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.
(14)Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.
(15)Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2013.
(16)Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.
(17)Incorporated by reference to Exhibit 10.10.01 of the Registrant’s Annual Report on Form 10-K filed on February 12, 2021.
(18)Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on July 20, 2020.
(19)Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013.
(20)Incorporated by reference to Exhibit 10.1 of the Registrant's Form S-8 Registration Statement filed on May 3, 2019.
(21)Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2015.
(22)Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on June 19, 2015.
(23)Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.
(24)Incorporated by reference to Exhibit 10.13.03 of the Registrant’s Annual Report on Form 10-K filed on February 12, 2021.
(25)Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015.
(26)Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.
(27)Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on November 3, 2015.
(28)Incorporated by reference to Exhibit 10.19.01 of the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2016.
(29)Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed on February 8, 2018.
(30)Incorporated by reference to Exhibit 10.01 of the Registrant’s Quarterly Report on Form 10-Q filed on April 20, 2018.
(31)Incorporated by reference to Exhibit 10.15.04 of the Registrant’s Quarterly Report on Form 10-Q filed on April 24, 2020.
(32)Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 23, 2020.
(33)Incorporated by reference to Exhibit 10.15.06 of the Registrant’s Annual Report on Form 10-K filed on February 12, 2021.
(34)Filed herewith.
(35)Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2017.
(36)Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016.
(37)Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on October 23, 2020.

(38)Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 12, 2021.
(39)Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 1, 2016.
(40)Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed on January 31, 2019.
(41)Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on April 30, 2021.
(42)Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 27, 2020.
(43)Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on February 12, 2021.

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

LIMELIGHT NETWORKS, INC.

Date:	February 17, 2022	By:	/S/ DANIEL R. BONCEL
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

Signature	Title	Date

/S/ ROBERT A. LYONS	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2022
Robert A. Lyons

/S/ DANIEL R. BONCEL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2022
Daniel R. Boncel

/S/ WALTER D. AMARAL	Director	February 17, 2022
Walter D. Amaral

/S/ DOUG BEWSHER	Director	February 17, 2022
Doug Bewsher

/S/ MARC DEBEVOISE	Director	February 17, 2022
Marc DeBevoise

/S/ JEFFREY T. FISHER	Director	February 17, 2022
Jeffrey T. Fisher

/S/ SCOTT A. GENEREUX	Director	February 17, 2022
Scott Genereux

/S/ PATRICIA PARRA HADDEN	Director	February 17, 2022
Patricia Parra Hadden

/S/ DAVID C. PETERSCHMIDT	Non-Executive Chairman of the Board and Director	February 17, 2022
David C. Peterschmidt

LIMELIGHT NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2019:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$999	1,793	(80)	1,569	$1,143
Deferred tax asset valuation allowance	$57,149	2,430	—	—	$59,579
Year ended December 31, 2020:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,143	801	—	762	$1,182
Deferred tax asset valuation allowance	$59,579	724	—	—	$60,303
Year ended December 31, 2021:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,182	1,082	—	594	$1,670
Deferred tax asset valuation allowance	$60,303	17,200	—	—	$77,503