Form 10-Q
period 2022-03-31
Limelight Networks, Inc.
filed 2022-04-29
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of April 20, 2022: 138,193,658 shares.

LIMELIGHT NETWORKS, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2022

Special Note Regarding Forward-Looking Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:
•our beliefs regarding delivery traffic growth trends and demand for digital content and edge services;
•our expectations regarding revenue, costs, expenses, gross margin, non-generally accepted accounting principles (“Non-GAAP”) earnings per share, Adjusted EBITDA and capital expenditures;
•our plans regarding investing in our content delivery network and Application Operations (“AppOps”), our coordinated complete solution to deliver instant, secure website applications, as well as other products and technologies;
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
    These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the caption “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”).
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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Limelight Networks, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,175	$41,918
Marketable securities	34,751	37,367
Accounts receivable, net	55,040	42,217
Income taxes receivable	63	61
Prepaid expenses and other current assets	16,044	13,036
Total current assets	133,073	134,599
Property and equipment, net	34,792	33,622
Operating lease right of use assets	6,064	6,338
Marketable securities, less current portion	40	40
Deferred income taxes	1,822	1,893
Goodwill	113,463	114,511
Intangible assets, net	13,827	14,613
Other assets	4,779	5,485
Total assets	$307,860	$311,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,599	$11,631
Deferred revenue	2,189	3,266
Operating lease liability obligations	1,754	1,861
Income taxes payable	215	873
Other current liabilities	20,403	19,292
Total current liabilities	40,160	36,923
Convertible senior notes, net	121,991	121,782
Operating lease liability obligations, less current portion	9,209	9,616
Deferred income taxes	303	308
Deferred revenue, less current portion	282	116
Other long-term liabilities	721	777
Total liabilities	172,666	169,522
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 138,178 and 134,337 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	138	134
Additional paid-in capital	590,249	576,807
Accumulated other comprehensive loss	(9,004)	(8,345)
Accumulated deficit	(446,189)	(427,017)
Total stockholders’ equity	135,194	141,579
Total liabilities and stockholders’ equity	$307,860	$311,101

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$57,959	$51,195
Cost of revenue:
Cost of services (1)	35,070	33,021
Depreciation — network	5,089	5,679
Total cost of revenue	40,159	38,700
Gross profit	17,800	12,495
Operating expenses:
General and administrative	15,833	12,948
Sales and marketing	7,627	9,835
Research and development	9,577	6,113
Depreciation and amortization	1,032	540
Restructuring charges	698	6,873
Total operating expenses	34,767	36,309
Operating loss	(16,967)	(23,814)
Other income (expense):
Interest expense	(1,313)	(1,286)
Interest income	27	45
Other, net	(713)	(214)
Total other expense	(1,999)	(1,455)
Loss before income taxes	(18,966)	(25,269)
Income tax expense	206	260
Net loss	$(19,172)	$(25,529)

Net loss per share:
Basic	$(0.14)	$(0.21)
Diluted	$(0.14)	$(0.21)

Weighted average shares used in per share calculation:
Basic	135,528	124,290
Diluted	135,528	124,290

(1) Cost of services excludes amortization related to certain intangibles, including technology, customer relationships, and trade names, which are included in depreciation and amortization

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(19,172)	$(25,529)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on investments	(88)	12
Foreign currency translation loss	(571)	(963)
Other comprehensive loss	(659)	(951)
Comprehensive loss	$(19,831)	$(26,480)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended March 31, 2022

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2021	134,337	$134	$576,807	$(8,345)	$(427,017)	$141,579
Net loss	—	—	—	—	(19,172)	(19,172)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	(88)	—	(88)
Foreign currency translation adjustment, net of taxes	—	—	—	(571)	—	(571)
Exercise of common stock options	3,138	3	7,983	—	—	7,986
Vesting of restricted stock units	978	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(318)	—	(1,285)	—	—	(1,285)
Share-based compensation	—	—	6,745	—	—	6,745
Issuance of common stock for business acquisition	43	—	—	—	—	—
Balance March 31, 2022	138,178	$138	$590,249	$(9,004)	$(446,189)	$135,194
For the Three Months Ended March 31, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2020	123,653	$124	$556,512	$(7,511)	$(373,933)	$175,192
Cumulative effect of adoption of new accounting pronouncement	—	—	(21,733)	—	1,677	(20,056)
Net loss	—	—	—	—	(25,529)	(25,529)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	12	—	12
Foreign currency translation adjustment, net of taxes	—	—	—	(963)	—	(963)
Exercise of common stock options	1,158	1	2,847	—	—	2,848
Vesting of restricted stock units	633	—	(1)	—	—	(1)
Restricted stock units surrendered in lieu of withholding taxes	(196)	—	(671)	—	—	(671)
Share-based compensation	—	—	8,562	—	—	8,562
Balance March 31, 2021	125,248	$125	$545,516	$(8,462)	$(397,785)	$139,394
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(19,172)	$(25,529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,121	6,219
Share-based compensation	7,012	8,562
Foreign currency remeasurement (gain) loss	242	(71)
Deferred income taxes	(2)	(10)
Accounts receivable charges	272	466
Amortization of premium on marketable securities	280	609
Noncash interest expense	209	199
Changes in operating assets and liabilities:
Accounts receivable	(13,095)	2,059
Prepaid expenses and other current assets	(3,174)	446
Income taxes receivable	(2)	(36)
Other assets	834	399
Accounts payable and other current liabilities	3,625	5,209
Deferred revenue	(911)	(84)
Income taxes payable	(655)	73
Other long term liabilities	(55)	(3)
Net cash used in operating activities	(18,471)	(1,492)
Investing activities
Purchases of marketable securities	(6,839)	(10,874)
Sale and maturities of marketable securities	9,087	5,897
Purchases of property and equipment	(5,350)	(6,628)
Acquisition of business, net of cash acquired	492	—
Net cash used in investing activities	(2,610)	(11,605)
Financing activities
Payments of employee tax withholdings related to restricted stock vesting	(1,285)	(671)
Proceeds from employee stock plans	7,986	2,847
Net cash provided by financing activities	6,701	2,176
Effect of exchange rate changes on cash and cash equivalents	(363)	(254)
Net decrease in cash and cash equivalents	(14,743)	(11,175)
Cash and cash equivalents, beginning of period	41,918	46,795
Cash and cash equivalents, end of period	$27,175	$35,620
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,198	$2,252
Cash paid during the period for income taxes, net of refunds	$868	$229
Property and equipment remaining in accounts payable and other current liabilities	$2,022	$3,354

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Limelight Networks, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2022
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”). They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim periods presented and of a normal recurring nature. This quarterly report on Form 10-Q should be read in conjunction with our audited financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2021. All information is presented in thousands, except per share amounts and where specifically noted.
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
Recent Accounting Standards
Adopted Accounting Standards
None
Recently Issued Accounting Standards
None
Significant Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
For contracts that contain minimum commitments over the contractual term, not subject to the variable consideration exception, we estimate an amount of variable consideration by using the expected value method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These clients have entered into contracts with contract terms generally from one to four years. As of March 31, 2022, we have approximately $1,881 of remaining unsatisfied performance obligations. We recognized revenue of approximately $1,406 and $1,901, respectively, during the three months ended March 31, 2022 and 2021, related to these types of contracts with our clients. We expect to recognize approximately 85% of the remaining unsatisfied performance obligations in 2022, approximately 13% in 2023, and approximately 2% in 2024. In addition, we have deferred revenue of approximately $712 as of March 31, 2022 which represents our aggregate remaining performance obligations for services that have been invoiced, but not yet provided to the client and will be recognized as revenue in the period in which the performance obligations are satisfied. We expect to recognize approximately 93% of the remaining unsatisfied performance obligations in 2022, and approximately 7% in 2023.
3. Business Acquisitions
Pending Acquisition
In March 2022, we announced that we had entered into a definitive agreement to acquire Yahoo's Edgecast, Inc., a leading provider of edge security, content delivery and video services, in an all-stock transaction. Under the terms of the agreement, Yahoo will initially receive approximately 72.2 million shares of our common stock, subject to customary closing adjustments, valuing Edgecast at approximately $300 million based on the 30-day trailing volume weighted average price of $4.12. The purchase price also includes a $30 million investment in the combined company by Apollo and their co-investors, through their ownership of Yahoo. Yahoo can also receive up to an additional 12.7 million shares of our common stock, representing up to an additional $100 million in deal consideration, over the period ending on the third anniversary of the closing of the transaction, subject to the achievement of certain share-price targets. Upon closing of the transaction, our current stockholders will own approximately 68.1% of the combined company, or approximately 64.5% under the assumption that we achieve all share price targets under the conditional consideration agreement, while Yahoo will own approximately 31.9% or 35.5%, respectively. The transaction, which has been unanimously approved by the Board of Directors of both companies, is currently expected to close in the second half of 2022, subject to receipt of regulatory approvals and the satisfaction of other customary closing conditions.
Moov Acquisition
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
The following table summarizes the allocation of the purchase consideration to the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired:

Cash	$3,130
Accounts receivable	2,514
Prepaid expenses and other current assets (a)	1,133
Goodwill (a)	35,588
Intangible assets:
Trade name	91
Client relationships	7,090
Developed technology	8,480
Total assets acquired	58,026
Accounts payable and accrued liabilities	2,432
Deferred revenue	3,107
Total liabilities	5,539
Total purchase consideration	$52,487
(a) During the first quarter of 2022, we identified measurement period adjustments related to preliminary fair value estimates. The total adjustment was an increase to prepaid expenses and other current assets of $860 and a decrease to goodwill of $860.
Certain amounts noted above are preliminary and subject to change during the respective measurement period (up to one year from the acquisition date) as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The remaining items to be finalized relate to the calculation of non-income based taxes and residual goodwill.
4. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at March 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	17,861	—	89	17,772
Municipal securities	17,024	—	45	16,979
Total marketable securities	$34,925	$—	$134	$34,791
The amortized cost and estimated fair value of marketable securities at March 31, 2022, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$34,885	$—	$134	$34,751
Due after one year and through five years	40	—	—	40
Total marketable securities	$34,925	$—	$134	$34,791
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	18,297	—	38	18,259
Municipal securities	19,117	—	9	19,108
Total marketable securities	$37,454	$—	$47	$37,407

The amortized cost and estimated fair value of marketable securities at December 31, 2021, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$37,209	$—	$47	$37,162
Due after one year and through five years	245	—	—	245
Total marketable securities	$37,454	$—	$47	$37,407
5. Accounts Receivable, net
    Accounts receivable, net include:

	March 31,	December 31,
	2022	2021
Accounts receivable	$56,755	$43,887
Less: credit allowance	(160)	(170)
Less: allowance for doubtful accounts	(1,555)	(1,500)
Total accounts receivable, net	$55,040	$42,217
    The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the three months ended March 31, 2022 and the twelve months ended December 31, 2021:

	Three Months Ended	Twelve Months Ended
	March 31, 2022	December 31, 2021
Beginning of period	$1,500	$1,012
Provision for credit losses	272	1,082
Write-offs	(217)	(594)
End of period	$1,555	$1,500
6. Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets include:

	March 31,	December 31,
	2022	2021
Prepaid bandwidth and backbone	$3,214	$1,754
VAT receivable	4,992	4,781
Prepaid expenses and insurance	2,952	1,975
Vendor deposits and other	4,886	4,526
Total prepaid expenses and other current assets	$16,044	$13,036

7. Property and Equipment, net
    Property and equipment, net include:

	March 31,	December 31,
	2022	2021
Network equipment	$123,691	$123,915
Computer equipment and software	7,228	7,107
Furniture and fixtures	1,397	1,406
Leasehold improvements	6,433	6,454
Other equipment	17	18
Total property and equipment	138,766	138,900
Less: accumulated depreciation	(103,974)	(105,278)
Total property and equipment, net	$34,792	$33,622
    Cost of revenue depreciation expense related to property and equipment was approximately $5,089 and $5,679, for the three months ended March 31, 2022 and 2021, respectively.
    Operating expense depreciation and amortization expense related to property and equipment was approximately $246 and $540, for the three months ended March 31, 2022 and 2021, respectively.
8. Goodwill and Other Intangible Assets
We have recorded goodwill as a result of past business acquisitions. We review goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit as of March 31, 2022.
The changes in the carrying amount of goodwill for the three months ended March 31, 2022, were as follows:

Balance, December 31, 2021	$114,511
Foreign currency translation adjustment	(188)
Measurement period adjustments - Moov acquisition	(860)
Balance, March 31, 2022	$113,463
Intangible assets consist of the following as of March 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(18)	$73
Client relationships	7,090	(827)	6,263
Technology	8,480	(989)	7,491
Total other intangible assets	$15,661	$(1,834)	$13,827
Aggregate expense related to amortization of other intangible assets for the three months ended March 31, 2022 was approximately $786. There was no amortization expense in the three months ended March 31, 2021. There were no impairment charges incurred in the periods presented.
As of March 31, 2022, the weighted-average remaining useful lives of our acquired intangible assets were 2.3 years for trade name, 4.3 years for client relationships, and 4.3 years for technology, and 4.3 years in total, for all acquired intangible assets.
As of March 31, 2022, future amortization expense related to our other intangible assets is expected to be recognized as follows:

Remainder of 2022	$2,358
2023	3,145
2024	3,134
2025	3,114
2026	2,076
Total	$13,827
9. Other Current Liabilities
    Other current liabilities include:

	March 31,	December 31,
	2022	2021
Accrued compensation and benefits	$5,134	$5,131
Accrued cost of revenue	5,557	5,714
Accrued interest payable	729	1,823
Restructuring charges	287	415
Accrued legal fees	2,968	233
Other accrued expenses	5,728	5,976
Total other current liabilities	$20,403	$19,292
10. Debt
Convertible Senior Notes - Due 2025
On July 27, 2020, we issued $125,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2025 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase an additional $15,000 principal amount of the Notes, in a private placement to qualified institutional buyers in an offering exempt from registration under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Notes was $120,741 after deducting transaction costs.
The Notes are governed by an indenture (the “Indenture”) between us, as the issuer, and U.S. Bank, National Association, as trustee. The Notes are senior, unsecured obligations of ours and will be equal in right of payment with our senior, unsecured indebtedness; senior in right of payment to our indebtedness that is expressly subordinated to the notes; effectively subordinated to our senior, secured indebtedness, including future borrowings, if any, under our $20,000 credit facility with Silicon Valley Bank (“SVB”), to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the Notes become automatically due and payable.
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
As of March 31, 2022, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible. The Notes are classified as long-term debt on our condensed consolidated balance sheet as of March 31, 2022, and December 31, 2021.
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
The net carrying amount of the liability and equity components of the Notes was as follows:

	March 31,	December 31,
	2022	2021
Liability component:
Principal	$125,000	$125,000
Unamortized transaction costs	(3,009)	(3,218)
Net carrying amount	$121,991	$121,782
Interest expense recognized related to the Notes was as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Contractual interest expense	$1,094	$1,071
Amortization of transaction costs	209	199
Total	$1,303	$1,270
As of March 31, 2022, and December 31, 2021, the estimated fair value of the Notes was $130,674 and $119,363, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.
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
    As of March 31, 2022, and December 31, 2021, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000 and $20,000, respectively.
As of March 31, 2022, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended March 31, 2022 and 2021, there was no interest expense and fees expense and amortization was $10 and $16, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of the voting stock of each such foreign subsidiary.
    We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of March 31, 2022, we were in compliance with our covenant under the Credit Agreement.

11. Restructuring Charge
During the third quarter of 2021, management committed to restructure certain parts of the company to align our workforce and facility requirements with our continued investment in the business as we focus on cost efficiencies, improved growth and profitability. As a result, certain facilities, right of use assets, outside service contracts and professional fees were incurred. During the three months ended March 31, 2022, we incurred $698 of costs related to this restructuring plan. We expect approximately $1,800 of additional costs related primarily to consulting fees to restructure our datacenter architecture over the next 12 months.
The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our condensed consolidated balance sheet) during the three months ended March 31, 2022 (in thousands):
2022 Restructuring Charges

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Professional Fees and Other	Total
Balance as of December 31, 2021	$235	$—	$180	$—	$415
Costs incurred (recorded in restructuring charge)	(95)	—	791	2	698
Cash disbursements	(140)	—	(687)	(2)	(829)
Non-cash charges	—	—	3	—	3
Balance as of March 31, 2022	$—	$—	$287	$—	$287
The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our condensed consolidated balance sheet) during the twelve months ended December 31, 2021 (in thousands):
2021 Restructuring Charges

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Professional Fees and Other	Total
Balance as of January 1, 2021	$—	$—	$—	$—	$—
Costs incurred (recorded in restructuring charge)	3,513	1,354	—	2,006	6,873
Cash disbursements	(1,143)	—	—	(237)	(1,380)
Non-cash charges	—	(1,354)	—	—	(1,354)
Balance as of March 31, 2021	$2,370	$—	$—	$1,769	$4,139
12. Contingencies
Legal Matters
We are subject to various other legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows and accordingly, no material legal contingencies were accrued as of March 31, 2022 and December 31, 2021. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
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
    The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(19,172)	$(25,529)
Basic weighted average outstanding shares of common stock	135,528	124,290
Basic weighted average outstanding shares of common stock	135,528	124,290
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	—
Diluted weighted average outstanding shares of common stock	135,528	124,290
Basic net loss per share	$(0.14)	$(0.21)
Diluted net loss per share:	$(0.14)	$(0.21)
    For the three and nine months ended March 31, 2022 and 2021, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended March 31,
	2022	2021
Employee stock purchase plan	230	256
Stock options and warrants	3,177	3,400
Restricted stock units	5,834	1,207
Convertible senior notes	14,654	14,654
	23,895	19,517
14. Stockholders’ Equity
Common Stock
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. We did not purchase any shares during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
    We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan. Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate number of shares available for issuance. The total number of shares available to be issued under the Restated 2007 Plan as of March 31, 2022 was approximately 16,875.
2021 Inducement Plan
In November 2021, we adopted the Inducement Plan pursuant to which we reserved 11,000 shares of common stock, to be used exclusively for grants of equity-based awards to highly qualified prospective officers and employees who are not currently our employees, as an inducement material to the individual's entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The Inducement Plan was adopted by our board of directors without stockholder approval pursuant to Rule 5634(c)(4) of the Nasdaq Listing Rules. We have issued 10,477 shares under the Inducement Plan as of March 31, 2022.
Employee Stock Purchase Plan
    In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three months ended March 31, 2022 and 2021, we did not issue any shares under the ESPP. As of March 31, 2022, shares reserved for issuance to employees under this plan totaled 3,049, and we held employee contributions of $602 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
    Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at March 31, 2022. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of March 31, 2022, the board of directors had not adopted any resolutions for the issuance of preferred stock.
15. Accumulated Other Comprehensive Loss
    Changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2022, was as follows:

	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2021	$(8,296)	$(49)	$(8,345)
Other comprehensive (loss) gain before reclassifications	(571)	(88)	(659)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) gain	(571)	(88)	(659)
Balance, March 31, 2022	$(8,867)	$(137)	$(9,004)

16. Share-Based Compensation
    The following table summarizes the components of share-based compensation expense included in our consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Share-based compensation expense by type:
Stock options and warrants	$534	$5,910
Restricted stock units	6,356	2,404
ESPP	122	248
Total share-based compensation expense	$7,012	$8,562
Share-based compensation expense:
Cost of services	$408	$246
General and administrative expense	2,103	6,028
Sales and marketing expense	1,181	563
Research and development expense	3,320	371
Restructuring charge	—	1,354
Total share-based compensation expense	$7,012	$8,562
    Unrecognized share-based compensation expense totaled approximately $39,418 at March 31, 2022, of which $3,691 related to stock options and $35,727 related to restricted stock units. Unrecognized share-based compensation includes both time-based and performance-based equity. We currently expect to recognize share-based compensation expense of $15,189 during the remainder of 2022, $18,236 in 2023, and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at March 31, 2022.
17. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of March 31, 2022.

Right-of-use assets	$6,064

Lease liability obligations, current	$1,754
Lease liability obligations, less current portion	9,209
Total lease liability obligations	$10,963

Weighted-average remaining lease term	7.6 years

Weighted-average discount rate	5.05%
During the three months ended March 31, 2022, operating lease costs were immaterial.
During the three months ended March 31, 2021, we recognized approximately $759 in operating lease costs. Operating lease costs of $115 are included in cost of revenue, and $644 are included in operating expenses in our consolidated statements of operations. During the three months ended March 31, 2021, cash paid for operating leases was approximately $780.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2022, are as follows:

Remainder of 2022	$1,735
2023	1,809
2024	1,441
2025	1,440
2026	1,468
Thereafter	5,361
Total minimum payments	13,254
Less: amount representing interest	2,291
Total	$10,963
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of March 31, 2022:

Remainder of 2022	$39,026
2023	27,394
2024	15,948
2025	12,381
2026	9,621
Thereafter	1,630
Total minimum payments	$106,000
18. Concentrations
    During the three months ended March 31, 2022 and 2021, respectively, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.
    Revenue from clients located within the United States, our country of domicile, was $33,068 for the three months ended March 31, 2022, compared to $28,153 for the three months ended March 31, 2021.
    During the three months ended March 31, 2022, based on client location, we had two countries, the United States and Japan, that individually accounted for 10% or more of our total revenue. During the three months ended March 31, 2021, based on client location, we had three countries, the United States, Japan, and the United Kingdom, that individually accounted for 10% or more of our total revenue.
19. Income Taxes
    Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended March 31, 2022 and 2021 was $206 and $260, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in certain jurisdictions, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2018 through 2020 remain subject to examination by federal tax authorities. Tax years 2017 through 2020 generally remain subject to examination by state tax authorities. As of March 31, 2022, we are not under any federal or state examination for income taxes.
For the three months ended March 31, 2022 and 2021, respectively, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (GILTI) as a result of our net operating loss carryforwards (NOL) and valuation allowance position.
    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. We have evaluated the impact of the CARES Act, and do not expect the provisions of the CARES Act to have an impact on us.

20. Segment Reporting and Geographic Areas
    Our chief operating decision maker (who is our Chief Executive Officer) reviews our financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. We operate in one industry segment — content delivery and related services and we operate in three geographic areas — Americas, Europe, Middle East, and Africa (“EMEA”), and Asia Pacific.
    Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended March 31,
	2022		2021
Americas	$33,806	58%	$28,690	56%
EMEA	6,534	11%	9,253	18%
Asia Pacific	17,619	31%	13,252	26%
Total revenue	$57,959	100%	$51,195	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended March 31,
Country / Region	2022	2021
United States / Americas	$33,068	$28,153
United Kingdom / EMEA	$4,210	$7,082
Japan / Asia Pacific	$11,106	$8,048
The following table sets forth long-lived assets by geographic area in which the assets are located:

	March 31,	December 31,
	2022	2021
Americas	$26,817	$23,733
International	7,975	9,889
Total long-lived assets	$34,792	$33,622
21. Fair Value Measurements
As of March 31, 2022, and December 31, 2021, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at March 31, 2022:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$2,198	$2,198	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	17,772	—	17,772	—
Municipal securities (1)	16,979	—	16,979	—
Total assets measured at fair value	$36,989	$2,198	$34,791	$—
______________
(1)    Classified in marketable securities

(2)    Classified in cash and cash equivalents
The following is a summary of fair value measurements at December 31, 2021:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$7,310	$7,310	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	18,259	—	18,259	—
Municipal securities	19,108	—	19,108	—
Total assets measured at fair value	$44,717	$7,310	$37,407	$—
______________
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021, included in Part II of our annual report on Form 10-K, as filed with the SEC, on February 17, 2022.
Prior period information has been modified to conform to current year presentation. All information in this Item 2 is presented in thousands, except per share amounts and client count and where otherwise specifically noted.
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we are a leading provider of content delivery services and AppOps. Our coordinated complete solution delivers instant, secure website applications that provides powerful tools and we provide a client-first approach to optimize and deliver digital experiences at the edge. We are a trusted partner to some of the world’s notable brands and serve their global customers with experiences such as livestream sporting events, global movie launches, video games, and file downloads for new phone applications. We offer one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable. Our mission is to securely manage and globally deliver digital content, building client satisfaction through exceptional reliability and performance.
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
Our delivery services represented approximately 75% of our total revenue during the three months ended March 31, 2022. We also generate revenue through the sale of professional services and other infrastructure services, such as transit, rack space services, and hardware to help our clients build out edge solutions.
In early 2020, the World Health Organization (“WHO”) declared COVID-19 as a global pandemic. This pandemic has disrupted the normal operations of many businesses, including ours. Despite such disruption, our level of client service has remained uninterrupted. There also has been no material impact to our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. The future impacts of the COVID-19 pandemic remain uncertain and while it is difficult to predict what the world will look like when this pandemic has run its course, we currently do not expect the COVID-19 pandemic to have a material adverse impact on our balance sheet, financial condition, and results of operations, nor do we expect any impairment of goodwill, long-lived assets or right of use assets.
We provide our services in a highly competitive industry in which differentiation is primarily measured by performance and cost and the difference between providers can be as small as a fraction of a percent. We have experienced the commoditization of our once innovative and highly valued content delivery service, which, when combined with the low switching costs in a multi-CDN environment, results in on-going price compression, despite the large, unmet market need for our services. During the first three months of 2022, we continued to see a decline in our average selling price, primarily due to the on-going price compression with our multi-CDN clients.
In February 2021, Bob Lyons joined the company as Chief Executive Officer and Director. Since that date and under Mr. Lyon's leadership, we have implemented a go-forward strategy designed to simultaneously address short-term headwinds and to position us to achieve near- and long-term success by building upon and more fully leveraging our ultra-low latency, global network, and operational expertise. We are focused on three key areas:
• Improving our core: Our ability to consistently grow revenue requires us to do a better job at managing the cost structure of our network while anticipating and providing our clients with the tools and reliable performance they need and to do it sooner and better than our competitors. Our recent revenue and profitability trends have been adversely impacted by our costs of services and operating expenses. Our operating expenses are largely driven by payroll and related employee costs. Our employee headcount increased from 552 on December 31, 2021, to 556 on March 31, 2022. We implemented a broader and more detailed operating model in 2021, built on metrics, process discipline, and improvements to client satisfaction, performance, and cost. We are building an internal culture that embraces speed, transparency, and accountability. We recorded restructuring charges of $698 during the three months ended March 31, 2022. We are also continuously seeking opportunities to be more efficient and productive in order to achieve cost savings and improve our profitability.
• Expanding our core: We have redesigned our commercial and product approaches to strengthen and broaden our key client relationships, to support a land and expand strategy. We believe that this, coupled with new edge-based tools and solutions we anticipate bringing to market, will assist in our ability to re-accelerate growth. Key elements of our plan to Expand the Core include tightening the alignment between our Sales and Marketing organizations, moving to a “client success” model that pairs client relationship managers with client performance managers to ensure proactive client success and exploring ways to dynamically optimize how we price our services that gives us more flexibility – and a renewed ability to sell more broadly into our existing client base.
• Extending our core: Longer term, we believe we can drive meaningful improvements to profitability and growth by diversifying our capabilities, clients, and revenue mix. We need to enable digital builders to easily load content faster, personalize it more and protect it outside of a controlled environment. We believe we have an opportunity of extending the use of our network to new clients with new solutions that utilize non-peak traffic solutions. In September 2021, we acquired Moov Corporation (“Moov”), a California corporation doing business as Layer0, a sub-scale SaaS based application acceleration and developer platform. We believe this platform coupled with our global CDN network will be a catalyst in our pursuit of positioning us as an Edge Solutions platform. In March 2022, we announced that we had entered into a definitive agreement to acquire Yahoo's Edgecast, Inc. ("Edgecast"), a leading provider of edge security, content delivery and video services, in an all-stock transaction. Edgecast is a business unit of Yahoo, which is owned by funds managed by affiliates of Apollo and Verizon Communications. In anticipation of the transaction, Limelight will rebrand as Edgio, with the combined company continuing to operate as Edgio following close, delivering significantly increased scale and scope with diversified revenue across products, clients, geographies, and channels. The combination will create a globally scaled, edge enabled software solutions provider with pro forma 2021 revenue of more than $500 million across cloud security and web applications, content delivery and edge video platform in an expanded total addressable market of $40 billion.
We are committed to helping our clients deliver better digital experiences to their customers, create better returns for our shareholders, and provide our employees an environment in which they can grow, develop, and win.
The following table summarizes our revenue, costs, and expenses for the three months ended March 31, 2022 and 2021 (in thousands of dollars and as a percentage of total revenue):

	Three Months Ended March 31,
	2022		2021
Revenue	$57,959	100.0%	$51,195	100.0%
Cost of revenue	40,159	69.3%	38,700	75.6%
Gross profit	17,800	30.7%	12,495	24.4%
Operating expenses	34,069	58.8%	29,436	57.5%
Restructuring charges	698	1.2%	6,873	13.4%
Operating loss	(16,967)	(29.3)%	(23,814)	(46.5)%
Total other income (expense)	(1,999)	(3.4)%	(1,455)	(2.8)%
Loss before income taxes	(18,966)	(32.7)%	(25,269)	(49.4)%
Income tax expense	206	0.4%	260	0.5%
Net loss	$(19,172)	(33.1)%	$(25,529)	(49.9)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles ("Non-GAAP") net income (loss), EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that our management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net income (loss), adjusted to exclude share-based compensation, non-cash interest expense, restructuring and transition related charges, acquisition and legal related expenses, and amortization of intangible assets. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net income (loss), adjusted to exclude depreciation and amortization, interest expense, interest and other (income) expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude share-based compensation, restructuring and transition related charges, and acquisition and legal related expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, excluding non-cash charges, taxes and non-core activities (including interest payments related to financing activities). These measures also enable our management to compare the results of our on-going operations from period to period, and allow management to review the performance of our on-going operations against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our April 28, 2022, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
U.S. GAAP net loss	$(19,172)	$(5,429)	$(25,529)
Share-based compensation	7,012	4,257	2,644
Non-cash interest expense	209	207	199
Restructuring and transition related charges	698	2,627	11,700
Acquisition and legal related expenses	5,107	377	—
Amortization of intangible assets	786	727	—
Non-GAAP net (loss) income	$(5,360)	$2,766	$(10,986)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
U.S. GAAP net loss	$(19,172)	$(5,429)	$(25,529)
Depreciation and amortization	6,121	6,191	6,219
Interest expense	1,313	1,346	1,286
Interest and other (income) expense	686	213	169
Income tax expense	206	435	260
EBITDA	$(10,846)	$2,756	$(17,595)
Share-based compensation	7,012	4,257	2,644
Restructuring and transition related charges	698	2,627	11,700
Acquisition and legal related expenses	5,107	377	—
Adjusted EBITDA	$1,971	$10,017	$(3,251)
Critical Accounting Policies and Estimates
    Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the three months ended March 31, 2022, there have been no other significant changes in our critical accounting policies and estimates.
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
    The following table reflects our revenue for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
			$	%
	2022	2021	Change	Change
Revenue	$57,959	$51,195	$6,764	13%

    Our revenue increased during the three months ended March 31, 2022, versus the comparable 2021 period, primarily due to an increase in our delivery services, application operations, and advanced services revenue. The increase in delivery services revenue was primarily due to increased traffic volumes as a result of new content released for consumption. We continue to see price compression, which is expected in the industry. We believe that we have improved our performance with many of our largest clients, and we are positioned to take advantage of volume growth as additional new content is released. Our active clients worldwide increased to 577 as of March 31, 2022, compared to 527 as of March 31, 2021. The increase was primarily driven by our acquisition of Moov Corporation in September 2021.
    During the three months ended March 31, 2022 and 2021, sales to our top 20 clients accounted for approximately 76% and 79%, respectively, of our total revenue. The clients that comprised our top 20 clients change from time to time, and our large clients may not continue to be as significant going forward as they have been in the past.
    During the three months ended March 31, 2022, and 2021, respectively, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2022		2021
Americas	$33,806	58%	$28,690	56%
EMEA	6,534	11%	9,253	18%
Asia Pacific	17,619	31%	13,252	26%
Total revenue	$57,959	100%	$51,195	100%
Cost of Revenue
Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to internet service providers, and fees paid to data center operators for housing of our network equipment in third party network data centers, also known as co-location costs. Cost of revenue also includes leased warehouse space and utilities, depreciation of network equipment used to deliver our content delivery services, payroll and related costs, and share-based compensation for our network operations and professional services personnel. Other costs include hardware costs, professional fees and outside services, travel and travel-related expenses, and royalty expenses.
    Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2022		2021
Bandwidth and co-location fees	$24,449	42.2%	$23,743	46.4%
Depreciation - network	5,089	8.8%	5,679	11.1%
Payroll and related employee costs	2,274	3.9%	4,674	9.1%
Share-based compensation	408	0.7%	246	0.5%
Other costs	7,939	13.7%	4,358	8.5%
Total cost of revenue	$40,159	69.3%	$38,700	75.6%
Our cost of revenue increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended March 31, 2022, versus the comparable 2021 period. The changes in cost of revenue were primarily a result of the following:
•Bandwidth and co-location fees increased in aggregate dollars due to higher transit fees, increased variable bandwidth costs as a result of an increase in traffic, as well as continued expansion in existing and new geographies.
•Depreciation expense decreased due to less deployments of capital equipment.
•Payroll and related employee costs were lower as a result of decreased network operations and professional services personnel and lower variable compensation. We have also increased the use of third party consultants to augment direct staffing expense.
•Share-based compensation increased during the three months ended March 31, 2022, primarily due to an increase in estimated 2022 annual variable compensation compared to the first quarter of 2021, that will be paid out in restricted stock units in 2023, provided certain financial goals and objectives are achieved.
•Other costs increased primarily due to costs associated with increased international re-seller costs, professional fees including third party consultants, and increased fees and licenses. These increases were partially off-set by decreased facilities costs and contract royalties.
General and Administrative
    General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2022		2021
Payroll and related employee costs	$4,871	8.4%	$3,977	7.8%
Professional fees and outside services	2,002	3.5%	1,227	2.4%
Share-based compensation	2,103	3.6%	6,028	11.8%
Acquisition and legal related expenses	5,107	8.8%	—	—%
Other costs	1,750	3.0%	1,716	3.4%
Total general and administrative	$15,833	27.3%	$12,948	25.3%
Our general and administrative expense increased in both aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2022, versus the comparable 2021 period. The increase in aggregate dollars for the three months ended March 31, 2022, versus the comparable 2021 period was primarily driven by an increase in acquisition and legal related expenses, professional fees, and payroll and related employee costs. The increase in acquisition and legal related expenses is the result of expenses that have been incurred regarding our acquisition of Edgecast. The increase in professional fees is due to increased costs for recruiting and casual labor and the increase in payroll and related employee costs is due to increased headcount. The decrease in share-based compensation was the result of a transition agreement entered into between us and our former Chief Executive Officer who retired in January 2021, and for a sign-on bonus converted from cash to restricted stock units for our new Chief Executive Officer.
    We expect our general and administrative expenses for 2022 to increase in both aggregate dollars and as a percentage of total revenue primarily due to expenses supporting the pending Edgecast acquisition.
Sales and Marketing
    Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2022		2021
Payroll and related employee costs	$4,879	8.4%	$7,488	14.6%
Share-based compensation	1,181	2.0%	563	1.1%
Marketing programs	471	0.8%	433	0.8%
Other costs	1,096	1.9%	1,351	2.6%
Total sales and marketing	$7,627	13.2%	$9,835	19.2%
Our sales and marketing expense decreased in both aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2022, versus the comparable 2021 period. The decrease in aggregate dollars for the three months ended March 31, 2022, versus the comparable 2021 periods was primarily driven by decreased headcount from our reduction in workforce in 2021 which decreased payroll and related employee costs, and other costs. The decrease in other costs was due to decreased facility costs, decreased other employee costs and decreased fees and licenses, off-set by increased professional fees (casual labor) and travel and entertainment. Share-based compensation increased primarily a result of our acquisition of Moov Corporation in September 2021.

    We expect our sales and marketing expenses for 2022 to increase in both aggregate dollars and as a percentage of total revenue.
Research and Development
    Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2022		2021
Payroll and related employee costs	$4,089	7.1%	$4,159	8.1%
Share-based compensation	3,320	5.7%	371	0.7%
Other costs	2,168	3.7%	1,583	3.1%
Total research and development	$9,577	16.5%	$6,113	11.9%
    Our research and development expense increased in both aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2022, versus the comparable 2021 period. The increase in aggregate dollars during the three months ended March 31, 2022, versus the comparable 2021 periods was primarily driven by an increase in share-based compensation and other costs. Share-based compensation increased primarily a result of our acquisition of Moov Corporation in September 2021. The increase in other costs, was primarily due to increased professional fees (casual labor, consulting) and increased fees and licenses, off-set by lower facilities costs.
    We expect our research and development expenses for 2022 to increase in both aggregate dollars and as a percentage of total revenue.
Depreciation and Amortization (Operating Expenses)
    Depreciation expense consists of depreciation on equipment and furnishings used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of acquired intangible assets.
Depreciation and amortization expense was $1,032, or 1.8% of revenue, for the three months ended March 31, 2022, versus $540, or 1.0% of revenue, for the comparable 2021 period.
The increase in depreciation and amortization expense for the three months ended March 31, 2022, versus the comparable 2021 period was primarily due to the amortization of intangible assets acquired in the business combination in September 2021. For the three months ended March 31, 2022, amortization of intangibles was approximately $786.
Restructuring Charges
The restructuring charge for the three month period ended March 31, 2022, was the result of management's commitment to restructure certain parts of the company to focus on cost efficiencies, improved growth and profitability, and align our workforce and facility requirements with our continued investment in the business. As a result, we are incurring certain charges for facilities, right of use assets, outside service contracts, and professional fees. Please refer to Note 11 "Restructuring Charge" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to incur approximately $1,800 of additional restructure charges primarily for consulting fees to restructure our datacenter architecture over the next 12 months.
Interest Expense
    Interest expense was $1,313 for the three months ended March 31, 2022, versus $1,286 for the comparable 2021 period. Interest expense includes expense associated with the issuance of our senior convertible notes in July 2020 and fees associated with the Loan and Security Agreement (as amended, the Credit Agreement) with Silicon Valley Bank ("SVB") originally entered into in November 2015.
Interest Income
Interest income was $27 for the three months ended March 31, 2022, versus $45 for the comparable 2021 period. Interest income includes interest earned on invested cash balances and marketable securities.

Other Income (Expense)
    Other expense was $713 for the three months ended March 31, 2022, versus other expense of $214 for the comparable 2021 period. For the three months ended March 31, 2022, other income/expense consisted primarily of foreign currency transaction gains and losses. For the three months ended March 31, 2021, other income/expense consisted primarily of foreign currency transaction gains and losses, and the gain/loss on sale of fixed assets.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three months ended March 31, 2022 was $206, versus $260 for the comparable 2021 period. Income tax expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of March 31, 2022, our cash, cash equivalents, and marketable securities classified as current totaled $61,926. Included in this amount is approximately $9,840 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
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
The major components of changes in cash flows for the three months ended March 31, 2022 and 2021, are discussed in the following paragraphs.
Operating Activities
    Net cash used in operating activities was $18,471 for the three months ended March 31, 2022, versus net cash used in operating activities of $1,492 for the comparable 2021 period, an increase of $16,979. Changes in operating assets and liabilities of $(13,433) during the three months ended March 31, 2022, versus $8,063 in the comparable 2021 period, were primarily due to:
•accounts receivable increased $13,095 during the three months ended March 31, 2022, as a result of timing of collections as compared to a $2,059 decrease in the comparable 2021 period;
•prepaid expenses and other current assets increased $3,174 during the three months ended March 31, 2022, primarily due to increases in, prepaid bandwidth and backbone expenses, prepaid expenses and insurance, vendor deposits and other, and VAT receivable, compared to a decrease of $446 in the comparable 2021 period;
•accounts payable and other current liabilities increased $3,625 during the three months ended March 31, 2022, versus an increase of $5,209 for the comparable 2021 period primarily due to accrued legal fees, and our restructuring charge accrual, off-set by the timing of variable compensation, interest and vendor payments.
    Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2022 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $2,610 for the three months ended March 31, 2022, versus net cash used in investing activities of $11,605 for the comparable 2021 period. For the three months ended March 31, 2022, net cash used in investing activities was related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, offset by cash received from the sale and maturities of marketable securities. For the three months ended March 31, 2021, net cash used in investing activities was related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment, offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our network. During the three months ended March 31, 2022, we made capital expenditures of $5,350, which represented approximately 9% of our total revenue. We currently expect capital expenditures in 2022 to be approximately 10% of revenue, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash provided by financing activities was $6,701 for the three months ended March 31, 2022, versus net cash provided by financing activities of $2,176 for the comparable 2021 period. Net cash provided by financing activities in the three months ended March 31, 2022, primarily relates to cash received from the exercise of stock options of $7,986, offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,285.
Net cash provided by financing activities in the three months ended March 31, 2021, primarily relates to cash received from the exercise of stock options of $2,847, offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $671.
Convertible Senior Notes and Capped Call Transactions
In July 2020, we issued $125,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2025 (the “Notes”), with an initial conversion rate of 117.2367 shares of our common stock (equal to an initial conversion rate of $8.53 per share), subject to adjustment in some events. The Notes will be senior, unsecured obligations of ours and will be equal in right of payment with our senior, unsecured indebtedness; senior in right of payment to our indebtedness that is expressly subordinated to the Notes; effectively subordinated to our senior, secured indebtedness, including future borrowings, if any, under our $20,000 credit facility with SVB, to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank, National Association, as trustee. The Indenture does not contain any financial covenants.
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
As of March 31, 2022, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible.
In connection with the offering of the Notes, we also entered into privately negotiated capped call transactions (collectively, the “Capped Calls”). The Capped Calls have an initial strike price of approximately $8.53 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $13.38 per share, subject to certain adjustments. The capped call transactions cover, subject to anti-dilution adjustments, approximately 14.7 million shares of our common stock and are expected to offset the potential economic dilution to our common stock up to the initial cap price.
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

    As of March 31, 2022, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. As of March 31, 2022, and December 31, 2021, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000 and $20,000, respectively.
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
    We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of March 31, 2022, we were in compliance with our covenant under the Credit Agreement.
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
Share Repurchases
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the three months ended March 31, 2022 and 2021, we did not repurchase any shares under the repurchase program. As of March 31, 2022, there remained $21,200 under this share repurchase program.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for right-of-use (ROU) assets, (primarily office facilities) and purchase commitments for bandwidth and computer rack space. These commitments expire on various dates ranging from 2022 to 2030. We expect that the growth of our business will require us to continue to add to and increase our ROU assets and long-term commitments in 2022 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
    The following table presents our contractual obligations and commercial commitments, as of March 31, 2022, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$93,538	$38,441	$34,612	$20,329	$156
Rack space commitments	12,462	9,273	3,189	—	—
Total purchase commitments	106,000	47,714	37,801	20,329	156
Right-of-use assets and other operating leases	13,482	2,479	3,092	2,923	4,988
Total commitments	$119,482	$50,193	$40,893	$23,252	$5,144

Off Balance Sheet Arrangements
As of March 31, 2022, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit is at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of March 31, 2022, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international clients. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2021, would have been higher by approximately $4,128, and our net loss for the three months ended March 31, 2022, would have been higher by approximately $801. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of clients typically account for a significant percentage of our revenue. During the three months ended March 31, 2022 and 2021, sales to our top 20 clients accounted for approximately 76% and 79%, respectively, of our total revenue. During the three months ended March 31, 2022 and 2021, respectively, we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
In September 2021, we completed the acquisition of Moov Corporation which operated under its own set of systems and internal controls. During the three months ended March 31, 2022, we transitioned certain of Moov’s processes to our internal control processes and added other internal controls over significant processes specific to the acquisition and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction and the process of consolidating the Moov business into our financial statements. We will continue the process of incorporating and aligning the internal control over financial reporting of Moov, into our internal control over financial reporting.
There were no other changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks relating to our industry dynamics and competition; operations; clients and demand for our services; management of our human capital; intellectual property, litigation and regulatory concerns; effects of the COVID-19 pandemic; strategic transactions; and general risks associated with ownership of our common stock, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
•If we are unable to develop, improve, and expand our new services, to extend enhancements to the existing portfolio of services that we offer, or if we fail to predict and respond to emerging technological trends and clients’ changing needs, our operating results and market share may suffer.
•We currently face competition from established competitors and may face competition from others in the future.
•Any unplanned interruption or degradation in the functioning or availability of our network or services, or attacks on or disruptions to our internal information technology systems, could lead to increased costs, a significant decline in our revenue, and harm to our reputation.
•If we are unable to sell our services at acceptable prices relative to our costs, our revenue and gross margins will decrease, and our business and financial results will suffer.
•Our operations are dependent in part upon communications capacity provided by third party telecommunications providers. A material disruption of the communications capacity could harm our results of operations, reputation and client relations.
•Our business depends on continued and unimpeded access to third party-controlled end-user access networks.
•We depend on a limited number of clients for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from, these clients could significantly harm our results of operations.
•Many of our significant current and potential clients are pursuing emerging or unproven business models, which, if unsuccessful, or ineffective at monetizing delivery of their content, could lead to a substantial decline in demand for our content delivery and other services.
•If we are unable to attract new clients or to retain our existing clients, or revenue could be lower than expected and our operating results may suffer.
•If we are unable to retain our key employees and hire qualified personnel, our ability to compete could be harmed.
•If we are not successful in completing pending acquisitions, or integrating completed acquisitions in a timely manner, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result.
•Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

•We need to defend our intellectual property and processes against patent or copyright infringement claims, which may cause us to incur substantial costs and threaten our ability to do business.
•The effects of the COVID-19 pandemic have materially affected how we and our clients are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
•Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations and impair our ability to satisfy our obligations under the Notes.
•The trading price of our common stock has been, and is likely to continue to be, volatile.
•Our results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.
•We have a history of losses, and we may not achieve or maintain profitability in the future.
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
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations. As of December 31, 2021, we had federal and state net operating loss carryforwards, or NOLs, of $278,300 and $183,600, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” can be subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from past ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, under the Tax Cuts and Jobs Act (the “Tax Act”), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
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
Our services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other online content to end-users. Some operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our clients’ access to certain of these end-user access networks. Such measures may include restricting or prohibiting the use of their networks to support or facilitate our services, or charging increased fees to us, our clients or end-users in connection with our services. In 2015, the U.S. Federal Communications Commission (the “FCC”) released network neutrality and open Internet rules that reclassified broadband Internet access services as a telecommunications service subject to some elements of common carrier regulation. Among other things, the FCC order prohibited blocking or discriminating against lawful services and applications and prohibited “paid prioritization,” or providing faster speeds or other benefits in return for compensation. In 2017, the FCC overturned these rules. As a result, we or our clients could experience increased cost or slower data on these third-party networks. If we or our clients experience increased cost in delivering content to end users, or otherwise, or if end users perceive a degradation of quality, our business and that of our clients may be significantly harmed. This or other types of interference could result in a loss of existing clients, increased costs and impairment of our ability to attract new clients, thereby harming our revenue and growth.
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
A relatively small number of clients typically account for a significant percentage of our revenue. For the three months ended March 31, 2022, sales to our top 20 clients accounted for approximately 76% of our total revenue and we had two clients, Amazon and Sony, which each represented more than 10% of our total revenue.
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
Additionally, in connection with the pending acquisition of Edgecast, we may experience loss or departure of our senior management and other key personnel. If we lose the service of qualified management or other key personnel or are unable to attract and retain the necessary members of senior management or other key personnel, we may not be able to successfully execute on our business strategy, which could have an adverse effect on our business.
Risks Relating to Intellectual Property, Litigation, and Regulations
Our involvement in litigation may have a material adverse effect on our financial condition and operations.

    We have been involved in multiple intellectual property lawsuits in the past. We are from time to time party to other lawsuits. The outcome of all litigation is inherently unpredictable. The expenses of defending these lawsuits, particularly fees paid to our lawyers and expert consultants, have been significant to date. If the cost of prosecuting or defending current or future lawsuits continues to be significant, it may continue to adversely affect our operating results during the pendency of such lawsuits. Lawsuits also require a diversion of management and technical personnel time and attention away from other activities to pursue the defense or prosecution of such matters. In addition, adverse rulings in such lawsuits either alone or cumulatively may have an adverse impact on our revenue, expenses, market share, reputation, liquidity, and financial condition. Further, we have recently acquired Moov and are in the process of acquiring Edgecast. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into similar transactions involving a sale of a line of business or other business combinations. In addition, we may be subject to private actions, collective actions, investigations, and various other legal proceedings by stockholders, clients, employees, suppliers, competitors, government agencies, or others. Even if the lawsuits are without merit, defending against these claims can result in substantial costs, damage to our reputation, and divert significant amounts of management time and resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, liquidity financial condition, and operating results.
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
Laws and regulations that apply to communications and commerce conducted over the internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our clients, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our clients, may become subject to increased taxation, which could harm our financial results either directly or by forcing our clients to scale back their operations and use of our services in order to maintain their operations. Also, the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Act”), and the regulations promulgated by the FCC under Title II of the Act, may impose obligations on the internet and those participants involved in internet-related businesses. In addition, the laws relating to the liability of private network operators for information carried on, processed by or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our clients deliver. If we need to take costly measures to reduce our exposure to the risks posed by laws and regulations that apply to communications and commerce conducted over the internet, or are required to defend ourselves against related claims, our financial results could be negatively affected.
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
We are subject to stringent laws and legal requirements that regulate our collection, processing, storage, use and sharing of certain personal information, including the EU’s General Data Protection Regulation (“GDPR”), Brazil’s Lei Geral de Protecao de Dados Pessoais (“LGPD”), and in the United States, the California Consumer Privacy Act (“CCPA”), among others. GDPR specifically imposes strict rules regulating data transfers of personal data from the EU to the United States. These laws and regulations are costly to comply with, could expose us to civil penalties and substantial penalties for non-compliance, as well as private rights of action for data breaches, all of which could increase our potential liability. This could also delay or impede the development or adoption of our products and services, reduce the overall demand for our services, result in negative publicity, increase our operating costs, require significant management time and attention, slow the pace at which we close (or prevent us from closing) sales transactions. Furthermore, these laws have prompted a number of proposals for new US and global privacy legislation, which, if enacted, could add additional complexity and potential legal risk, require additional investment of resources, and impact strategies and require changes in business practices and policies.
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
If we are not successful in completing acquisitions, or integrating completed acquisitions in a timely manner, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. Acquisitions will require the use of our available cash or dilutive issuances of securities. Future acquisitions or attempted acquisitions could also harm our ability to achieve profitability. For example, in September 2021, we acquired Moov Corporation and currently are seeking to complete the pending acquisition of Edgecast. We have limited experience in making acquisitions. The process of integrating the people and technologies from completed acquisitions (including Edgecast, if and when completed) will likely require significant time and resources, require significant attention from management, and may disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition.
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
In July 2020, we issued $125,000 aggregate principal amount of the Notes in a private offering. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations sufficient to service our debt or make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity financing on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, the Loan and Security Agreement (as amended, the Credit Agreement) with SVB originally entered into in November 2015 governing our credit facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
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
However, in August 2020, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update (ASU) 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. On January 1, 2021, we early adopted ASU 2020-06. The adoption of ASU 2020-06 eliminated the separate accounting described above and will reduce the interest expense that we expect to recognize for the Notes for accounting purposes. In addition, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share. Also, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no Note-holders convert their Notes and could materially reduce our reported working capital.
Transactions relating to our Notes may affect the value of our common stock.
In connection with the pricing of the Notes, we entered into capped call transactions (collectively, the “Capped Calls”) with one of the initial purchasers of the Notes and other financial institutions (collectively, the “Option Counterparties”). The Capped Calls cover, subject to customary adjustments, the number of shares of common stock initially underlying the Notes. The Capped Calls are expected generally to reduce the potential dilution of our common stock upon conversion of the Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the aggregate principal amount of converted Notes, as the case may be, with such reduction or offset subject to a cap.
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
As of March 31, 2022, we had a goodwill balance of approximately $113,463, which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Section 404 of SOX requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP (“EY”), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues, including our efforts in implementing controls and procedures related to acquired or merged operations. We currently do not have an internal audit group and use an international accounting firm to assist us with our assessment of the effectiveness of our internal controls over financial reporting. In future years, if we fail to timely complete this assessment, or if EY cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline, and we could be subject to regulatory sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
    None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Stock Purchase Agreement, dated March 6, 2022, by and between Limelight Networks, Inc. and College Parent, L.P.	8-K	001-33508	2.1	3/7/2022

3.1	Amended and Restated Certificate of Incorporation of Limelight Networks, Inc.	8-K	001-33508	3.1	6/14/11

3.2	Second Amended and Restated Bylaws of Limelight Networks, Inc.	8-K	001-33508	3.2	2/19/13

10.1	Form of Stockholders Agreement, by and between Limelight Networks, Inc. and College Parent, L.P.	8-K	001-33508	10.1	3/7/2022

10.2	Form of Registration Rights Agreement, by and between Limelight Networks, Inc. and College	8-K	001-33508	10.2	3/7/2022

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
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

LIMELIGHT NETWORKS, INC.

Date:	April 29, 2022	By:	/s/ DANIEL R. BONCEL
Daniel R. Boncel Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)