Form 10-K/A
period 2021-12-31
Limelight Networks, Inc.
filed 2022-05-02
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and
non-voting
common stock held by
non-affiliates
of the registrant was approximately $393.0 million based on the last reported sale price of the common stock on the Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of April 27, 2022: 138,193,658 shares.

EXPLANATORY NOTE
Limelight Networks, Inc. (“Limelight,” the “Company,” “our,” “we,” or “us”) is filing this Amendment No. 1 (this “Amendment No. 1”) to amend its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Form
10-K”),
filed with the Securities and Exchange Commission on February 17, 2022 (the “Original Filing”). The principal purpose of this Amendment No. 1 is to include the Part III information that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K.
Accordingly, this Amendment No. 1 hereby amends and restates Items 10 through 14 of Part III and updates the Exhibits in Item 15 of the Form
10-K.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also amends Item 15 of Part IV of to update the exhibit to include new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted and we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing and does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.
Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

LIMELIGHT NETWORKS, INC.
ANNUAL REPORT ON FORM
10-K/A
For the Fiscal Year Ended December 31, 2021

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information About the Executive Officers
The information required by this item relating to our executive officers is included under the caption “
Information about our Executive Officers
” in Part I of the Original Filing.
Information About the Directors
We have a classified Limelight board. The Limelight board currently consists of three Class I directors, two Class II directors, and three Class III directors. At each annual meeting, directors are elected for a term of three years to succeed those directors whose terms expire on the annual meeting dates or until their respective successors are duly elected and qualified.
Our board of directors is composed of eight members, seven of whom are independent directors. In 2021, Robert Lento retired from his roles as chief executive officer (“CEO”) and director. Concurrent with Mr. Lento’s retirement, the Limelight board appointed our new CEO, Robert Lyons, to fill this vacancy, and Mr. Lyons accepted this appointment and agreed to serve as a director. Mr. Lyons became a Class III Board member, with the initial term of his appointment expiring at the 2022 annual meeting.
Below is a brief account of each director’s business experience and the attributes that led to the conclusion that each director should serve as a director for Limelight. The Limelight board believes that each director individually has the necessary skills and experiences that, taken together, provide us with the variety and depth of knowledge and judgment necessary to provide effective oversight of our business.
Class I Directors
Walter D. Amaral
Experienced Financial and Technology Executive
Mr. Amaral, 70, has served as a director on the Limelight board since 2007, and was the Chairman of the Limelight board from 2013 through 2021. Mr. Amaral served as Senior Vice President and Chief Financial Officer of SiRF Technology Holdings, Inc., a provider of GPS enabled technology, from 2000 to 2006. Prior to that, from 1997 to 2000, Mr. Amaral served as Senior Vice President and Chief Financial Officer of S3 Incorporated. From 1995 to 1997, Mr. Amaral served as Senior Vice President and Chief Financial Officer of NetManage, Inc., a software company. From 1992 to 1995, Mr. Amaral served as Senior Vice President and Chief Financial Officer of Maxtor Corporation, a computer storage device company. From 1977 to 1992, Mr. Amaral worked in several finance and marketing positions, the most recent of which was Corporate Controller, at Intel Corporation. Mr. Amaral holds a B.S. in Accounting from California State University, San Jose.
Mr. Amaral served as the Chairman of the Limelight board for eight years and is currently the Chairman of the Limelight board’s audit committee (the “audit committee”). He brings a valuable perspective to the Limelight board and the audit committee based on his extensive financial and business executive leadership experience in the technology and software industries, having served as Senior Vice President and Chief Financial Officer of each of SiRF Technology Holdings, S3, NetManage, and Maxtor Corporation. In addition, Mr. Amaral has an educational background in accounting. As a result of these and other professional experiences, Mr. Amaral possesses particular knowledge and experience in software and other technology industries and has relevant accounting and financial expertise and independence that strengthens the Limelight board’s collective qualifications, skills, and experience.

Scott A. Genereux
Senior Vice President and CRO, Rockwell Automation
Mr. Genereux, 59, has served as a director on the Limelight board since 2017. Mr. Genereux has been the Senior Vice President and Chief Revenue Officer of Rockwell Automation, the world’s largest company dedicated to industrial automation and digital transformation, since 2021. Prior to that, from 2017 to 2020, Mr. Genereux was the Executive Vice President of Worldwide Field Operations at Veritas, a provider of information management services that enable organizations to harness the power of information. From 2012 through 2017, Mr. Genereux was at Oracle, a provider of comprehensive and fully integrated stack of cloud applications and platform services. At Oracle, he served as the SVP of Cloud Converged Infrastructure from 2014 through 2017, and the SVP of Global Cloud Infrastructure from 2012 through 2014. From 2010 through 2012, Mr. Genereux was the President and CEO of Nirvanix, a provider of enterprise-class cloud storage services designed specifically for customers with expectations of extreme security, reliability and redundancy. Mr. Genereux has also held senior executive positions with QLogic, DataDirect Networks, and Hitachi, Ltd. Mr. Genereux received his BS in Management Information Systems from California State University at Northridge in 1988. He is also an alumnus of Harvard Business School’s Advanced Management Program in 2004.
Mr. Genereux has been a sales and marketing executive for nearly three decades. Mr. Genereux is the Senior Vice President and Chief Revenue Officer of Rockwell Automation, and held executive positions at Veritas, Oracle, Nirvanix, QLogic, DataDirect Networks, and Hitachi. Mr. Genereux’s deep understanding of sales and marketing strategy, his vision, and years of executive leadership strengthen the Limelight board’s collective qualifications, skills, and experience.
Patricia Parra Hadden
Head of Growth Marketing, Google’s Workspace Product Suite
Ms. Hadden, 46, has served as a director on the Limelight board since 2018. Since 2021, Ms. Hadden has been head of growth marketing for Google’s Workspace product suite which includes apps like Gmail, Google Meet, Google Drive, Doc, Sheets, Slides and more. Previously, Ms. Hadden was head of Growth Marketing at NBCUniversal’s streaming service, Peacock TV, and held other executive roles at NBCUniversal including Senior Vice President, Investment Partnerships and Audience Development of Digital Enterprises. Prior to that, from 2015 through 2017, Ms. Hadden was the Head of Marketing and User Experience for Seeso, NBCUniversal’s first direct-to-consumer
subscription video on demand service. Prior to NBCUniversal, from 2014 through 2015, Ms. Hadden was the Chief Marketing Officer for Shazam, a mobile application that recognizes music, television, and media around you. In addition, she had held senior management positions at Ouya, Hulu and Home Box Office. Ms. Hadden has a B.A. from Middlebury College in Middlebury, Vermont, and an M.B.A. from the Columbia Business School in New York.
Ms. Hadden brings to the Limelight board executive leadership and a deep industry knowledge with a thorough understanding of the business model and the critical needs of the video content delivery customer. Ms. Hadden and Mr. DeBevoise, who joined the Limelight board at the same time, are the newest members of the Limelight board. The Limelight board had sought to add a diversity of executive experience and individuals whose insight would help support the growth of the business and be strong voices in governance oversight. Ms. Hadden is responsible for growing viewership and monetization for NBCUniversal content on existing and emerging digital platforms. In this role, she also manages the relationships with the company’s key digital investment partners including Snapchat, Buzzfeed and Vox. As a result of these and other professional experiences, Ms. Hadden possesses particular knowledge and experience that strengthens the Limelight board’s collective qualifications, skills, and experience.
Class II Directors
Doug Bewsher
Executive-in-Residence,
ArrowRoot Capital
Mr. Bewsher, 53, has served as a director on the Limelight board since 2017. Since 2021, Mr. Bewsher has been an
Executive-in-Residence
at ArrowRoot Capital, a global growth equity firm focused on investments in B2B software companies. Prior to that, from 2014 through 2021, Mr. Bewsher was the Chief Executive Officer of Leadspace, the leading Customer Data Platform for B2B Sales and Marketing. From 2012 through 2013, Mr. Bewsher was the Chief Marketing Officer at Salesforce, the world’s pre-eminent
enterprise cloud software company, following his role as Chief Marketing Officer for Skype through its sale to Microsoft. Mr. Bewsher has also held senior leadership positions on both the advisory and client side of marketing, including co-leading
McKinsey’s North American CRM Practice, running the San Francisco office for Digitas, and serving as Global Customer Marketing Director for Vodafone PLC. Mr. Bewsher received his MBA from INSEAD Paris in 1996, and his MA in Physics from Oxford University in 1989.

Mr. Bewsher brings to the Limelight board years of experience as a marketing executive. In addition to his current role as
Executive-in-Residence
at ArrowRoot Capital, Mr. Bewsher was the Chief Executive Officer at Leadspace, and was the Chief Marketing Officer at Salesforce and Skype, and held other senior leadership positions at McKinsey, Digitas, and Vodafone. Mr. Bewsher’s experience and instincts in marketing, and his strategic business savvy strengthen the Limelight board’s collective qualifications, skills, and experience.
Marc DeBevoise
CEO, Brightcove
Mr. DeBevoise, 45, has served as a director on the Limelight board since 2018. Mr. DeBevoise has been Chief Executive Officer of Brightcove, Inc. since March 2022. Prior to that, Mr. DeBevoise served as Vice Chairman and President of Argus Capital Corp, a special purpose acquisition corporation focused on the broader tech-driven media landscape. From 2019 until the December 2020, Mr. DeBevoise was the Chief Digital Officer of ViacomCBS and Chief Executive Officer and President of ViacomCBS Digital, joining its predecessor CBS Interactive in 2011. Mr. DeBevoise was the President and Chief Operating Officer of CBS Interactive from 2016 through 2019. From 2012 through 2016, Mr. DeBevoise was the Executive Vice President and General Manager of CBS Digital Media and earlier, the Senior Vice President and General Manager of CBS Entertainment Digital. Earlier in his career, he was the Senior Vice President of Digital Media, Business Development and Strategy for premium subscription service Starz, held various roles at NBCUniversal in both Digital Media and Business Development, and was in the Technology, Media & Telecommunications Investment Banking Group at JPMorgan. Mr. DeBevoise received his B.A. with a major in Economics and minor in Computer Science from Tufts University and his M.B.A. with distinction in Entertainment, Media & Technology, and Finance from New York University’s Stern School of Business. Mr. DeBevoise is also a member of the Academy of Television Arts & Sciences and, since 2010, the Board President of The Door, a non-profit
organization providing youth development services to over 10,000 at-risk
young people across New York City.
Mr. DeBevoise brings to the Limelight board a deep industry knowledge with a thorough understanding of the business model and the critical needs of the video content delivery customer. Mr. DeBevoise and Ms. Hadden, who joined the Limelight board at the same time, are the newest members of the Limelight board. The Limelight board had sought to add a diversity of executive experience and individuals whose insight would help support the growth of the business and be strong voices in governance oversight. Mr. DeBevoise recently led strategy and operations for all of CBS Interactive’s businesses, including its 25+ industry-leading web and mobile properties, its direct-to-consumer
OTT subscription video on demand and live streaming services, full episode and live event streaming, and TV Everywhere among others. Mr. DeBevoise was also responsible for the development, creation and oversight of original content across all of CBS Interactive’s platforms. This included content ranging from original series for CBS All Access to the 24/7 news and sports programming of CBSN and CBS Sports HQ, to social content from The Late Show and The Late Late Show, to the editorial-based content across leading vertical-properties including CNET, TV Guide, and GameSpot. As a result of these and other professional experiences, Mr. DeBevoise possesses particular knowledge and experience that strengthens the Limelight board’s collective qualifications, skills, and experience.
Class III Directors
Robert Lyons
President and CEO, Limelight
Mr. Lyons, 54, has served as our President, CEO, and as a director since February 2021. He brings a
25-year
track record of successfully unlocking enterprise value through strategic revitalization, improved profitability, and growth. Mr. Lyons is an accomplished executive with extensive experience building and executing value creation strategies across various industry segments including telecommunications, high technology, healthcare, and financial services. Prior to joining Limelight, Mr. Lyons was most recently CEO of Alert Logic from 2018 to 2020, where he led the company through a multi-year strategic reposition that resulted in becoming a global leader in cybersecurity, specifically in managed threat detection and response. Prior to Alert Logic, Mr. Lyons held executive positions at Connexions Loyalty/Affinion Group, a developer and marketer of customer loyalty solutions, from 2014 to 2018, Ascend Learning from 2012 to 2014, and Stream Global Services from 2009 to 2011.

As our President and CEO, Mr. Lyons is uniquely qualified to lead Limelight into the next phase of accelerated growth, profitability, and innovation. His passion for the customer and demonstrated track record of building high performing, innovative organizations aligns with our strategic objective to build on our current strengths and become a leader in delivering edge-based solutions. As our CEO, Mr. Lyons is engaged in all aspects of our business, and is able to provide an insider’s perspective in the Limelight board discussions about the business and strategic direction of Limelight. He is a seasoned leader with deep experience in scaling technology businesses and creating stockholder value, all of which are relevant to leading Limelight as CEO, and influencing Limelight’s strategic direction as a member of the Limelight board.
Jeffrey T. Fisher
CEO, Sprocket Networks, Inc. and TekNation LLC
Mr. Fisher, 58, has served as a director on the Limelight board since 2008. He has been CEO of Sprocket Networks, Inc. and TekNation, LLC, both Dallas based telecommunications and IT businesses, since 2017. Prior to that, he established and served as CEO of Peloton Technologies, LLC, since 2017. Prior to that, Mr. Fisher served as Chief Financial Officer and Director of Austin Industries, Inc., a private, employee owned, subchapter-S ESOP organization from 2009 to 2017. Prior to that, Mr. Fisher served as Executive Vice President and Chief Financial Officer of Charter Communications from 2006 to 2008. Prior to joining Charter, Mr. Fisher held a variety of senior management positions for Delta Air Lines, Inc. from 1997 to 2006. He served as head of Delta’s Corporate Restructuring Group, and previously held the positions of President and General Manager, and separately, Chief Financial Officer, for Delta Connection, Inc. Mr. Fisher received a B.B.M. degree from Embry Riddle University, and an M.B.A. from the University of Texas in Arlington.
Mr. Fisher’s financial and business leadership experience as the Chief Executive Officer of Sprocket Networks, Chief Executive Officer and
co-founder
of Peloton Technologies, Chief Financial Officer for Austin Industries, and as the Executive Vice President and Chief Financial Officer of Charter Communications provides a strong financial foundation for audit committee and Limelight board deliberations. He also has an educational background in finance. As a result of these and other professional experiences, Mr. Fisher possesses particular knowledge and experience in technology industries and has relevant accounting and financial expertise and independence that strengthens the Limelight board’s collective qualifications, skills, and experience.
David C. Peterschmidt
Non-Executive
Chairman, Limelight
Mr. Peterschmidt, 72, has served as a director on the Limelight board since 2007, and was appointed as the Chairman of the Limelight board in April 2021. Mr. Peterschmidt was the Chief Executive Officer and member of the board of directors of CIBER, Inc., a global information technology consulting services and outsourcing company, from 2010 to 2014. Prior to joining CIBER, Inc., Mr. Peterschmidt served as President and Chief Executive Officer of Openwave Systems, Inc. from 2004 to 2007. Prior to that, Mr. Peterschmidt served as Chief Executive Officer and Chairman of Securify, Inc., from 2003 to 2004 and also as Chief Executive Officer and Chairman of Inktomi, Inc. from 1996 to 2003. Mr. Peterschmidt received a B.A. in Political Science from the University of Missouri and an M.A. from Chapman College.
Mr. Peterschmidt is a strong partner and brings to the Limelight board a broad range of operational and transformational experience in technology coupled with deep understanding of our business and industry. Mr. Petershmidt’s significant business and financial leadership experience includes having served as the Chief Executive Officer of each of CIBER, Openwave Systems, Securify, and Inktomi. Mr. Peterschmidt also has outside director experience as a director of Savvis Corporation and CIBER. As a result of these and other professional experiences, Mr. Peterschmidt possesses particular knowledge and experience and has relevant accounting and financial expertise and independence that strengthens the Limelight board’s collective qualifications, skills, and experience. His experience also uniquely qualifies him to lead the Limelight board as we position Limelight for growth, profitability, and creation of stockholder value.

Board, Committee Composition, and Independence Determinations
Limelight’s directors are divided into three classes, with each classes of directors serving for staggered three-year terms. The Limelight board has three standing committees: audit, nominating and governance, and compensation. Each of these committees has adopted a written charter. All members of the committees are appointed by the Limelight board, and are non-executive
directors. The Limelight board has determined that the members of each committee meet the requirements for independence under applicable Nasdaq and SEC rules and regulations for committee membership. The Limelight board further determined that none of its current directors, except our CEO, Robert Lyons, have any material relationship with Limelight, and are each independent.
Each committee, its membership as of April 1, 2022, its function, and the number of meetings held during fiscal 2021 are described below.

Name and Title	Director Since	Class (1)	Independent	Committee Memberships
				Audit	Comp	Nom & Gov

WALTER D. AMARAL	2007	Class I	☑

SCOTT GENEREUX	2017	Class I	☑

PATRICIA HADDEN	2018	Class I	☑

DOUG BEWSHER	2017	Class II	☑

MARC DEBEVOISE	2018	Class II	☑

JEFFREY T. FISHER	2008	Class III	☑

DAVID C. PETERSCHMIDT (2) Non-Executive Chairman	2007	Class III	☑

ROBERT LYONS (3) President and CEO	2021	Class III

(1)	Terms for Class III directors will expire at the 2022 annual meeting.
(2)	Effective April 1, 2021, David Peterschmidt was appointed as our non-executive chairman of the Limelight board. The role was previously held by Mr. Amaral from 2013 to 2021.
(3)	Effective February 1, 2021, Robert Lento retired from his positions as CEO and board member. Robert Lyons was appointed to fill the vacancies created by Mr. Lento’s retirement.
Audit Committee
The audit committee’s primary function is to oversee our corporate accounting and financial reporting process. Additionally, the audit committee:

•	evaluates our independent registered public accounting firm’s qualifications, independence, and performance

•	determines the engagement of our independent registered public accounting firm

•	approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services

•	monitors the rotation of partners of our independent registered public accounting firm on our engagement team as required by law

•	reviews our financial statements and reviews our critical accounting policies and estimates

•
reviews and discusses with management and our independent registered public accounting firm the annual audit results, and our quarterly and annual financial statements, including any major issues regarding accounting, disclosure, auditing procedures and practices, and the adequacy of internal controls that could materially affect our financial statements

The audit committee held four meetings and acted by unanimous written consent one time during fiscal 2021.
Nominating and Governance Committee
Limelight’s nominating and governance committee’s (the “nominating and governance committee”) purpose is to oversee and assist the Limelight board in reviewing and recommending nominees for election as directors. Additionally, the nominating and governance committee:

•	assesses the performance of the Limelight board

•	directs guidelines for the composition of the Limelight board to ensure that it is properly constituted to meet its fiduciary obligations to Limelight stockholders

•	reviews, and investigates as necessary, any concerns regarding non-financial matters reported on Limelight’s corporate governance hotline

•	reviews and administers our corporate governance guidelines, and ensures that Limelight has and follows appropriate corporate governance standards

•	oversees succession planning and talent development for Limelight’s CEO and key executives
The nominating and governance committee held three meetings during fiscal 2021.
Director Qualifications
The Limelight board’s nominating and governance committee’s objective is to ensure that the Limelight board is properly constituted to meet its fiduciary obligations to our stockholders and that Limelight has and follows appropriate corporate governance standards. Starting from this objective, the nominating and governance committee seeks director candidates for nomination and appointment who have, among other things, diverse executive leadership experience, excellent decision-making skill, business acumen, relevant expertise, integrity, and sound business judgment. The nominating and governance committee also considers uniqueness of perspective, length of service, and other commitments. The nominating and governance committee believes that at least one member of the Limelight board meets the criteria as an audit committee financial expert, and that a majority of the members of the Limelight board meet the Nasdaq independent director standard. The nominating and governance committee also believes it may be appropriate for certain members of our management, in particular the CEO, to participate as a member of the Limelight board. Please see “
Information About the Directors
” located elsewhere in this Amendment No. 1 for a discussion of the particular experience, qualifications, attributes, and skills relative to each member of the board that led the board to conclude that each director should serve on Limelight’s board.
Identification and Evaluation of Nominees for Directors
The nominating and governance committee identifies nominees for the class of directors being elected at each annual meeting by first evaluating the current members of such class of directors willing to continue in service. Current members of the Limelight board with skills and experience that are relevant to our business and who are willing to continue in service are considered for nomination, balancing the value of continuity of service by existing members of the Limelight board with that of obtaining a new perspective. If any member of such class of directors does not wish to continue in service, or if the nominating and governance committee or the Limelight board decides not to nominate a member of such class of directors for re-election,
then the nominating and governance committee will identify a new nominee using the qualification criteria described above. Current members of the nominating and governance committee and the Limelight board are polled for suggestions as to individuals meeting the criteria for nomination. Research may also be performed to identify qualified individuals. The nominating and governance committee may, in its discretion, engage third party search firms to identify and assist in recruiting potential nominees to the Limelight board. Candidates may also come to the attention of the nominating and governance committee through management, stockholders, or other persons.

In evaluating a candidate, the nominating and governance committee may take such measures that it considers appropriate, including candidate interviews, inquiry of the person recommending the candidate, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the nominating and governance committee, the Limelight board, or management. The nominating and governance committee does not implement a different evaluation process for candidates that are nominated for election to the Limelight board by stockholders or other persons.
After such review and consideration, the nominating and governance committee selects, or recommends that the Limelight board select, the slate of director nominees.
Compensation Committee
Limelight’s compensation committee (the “compensation committee”) oversees our compensation program. Additionally, the compensation committee:

•	reviews and recommends compensation and benefits policies of Limelight’s officers and employees

•	reviews and approves corporate goals and objectives relevant to compensation of CEO, executives, and certain other key employees

•	evaluates the performance of Limelight’s executives in light of established goals and objectives

•	sets the compensation of Limelight’s executives

•	administers the issuance of equity awards under Limelight’s equity incentive plans

•	reviews and approves a report on executive compensation and a compensation discussion and analysis for inclusion in this Amendment No. 1
The compensation committee held seven meetings and acted by unanimous written consent on four occasions during fiscal 2021.
Corporate Governance Guidelines and Committee Charters
Our board of directors’ foundational governance policies, including our Corporate Governance Guidelines, Code of Ethics and Business Conduct (the “code of ethics”) and the committee charters, are available at https://investors.limelight.com. From this landing page, hover over the section titled “
Corporate Governance
” located on the navigation bar at the top of the page, which will reveal a short drop down menu. On this menu, click on “
Governance Documents
.” Here, you will find the code of ethics, Corporate Governance Guidelines, and the Limelight board committee charters.
Corporate Governance Practices and Policies
The Limelight board engages in the following governance practices designed to establish an independent perspective, observe prevailing governance practices, and align board member and stockholder interests:

Chairman and CEO role separation	Limelight’s CEO is able to concentrate on providing leadership to Limelight and Limelight’s non-executive
chairman provides independent board leadership and presides over all board meetings and executive sessions without members of management.

Director independence	Seven out of eight of Limelight’s Bboard positions are held by strong and sophisticated independent directors with substantial executive leadership experience.

Outside advisors	The Limelight board and its committees may independently engage outside advisors.

Board size and tenure mix	The Limelight board has focused on having an appropriate tenure mix, with the average tenure just under seven years. Five new directors have been added since 2017. The Limelight board has the flexibility to modify the size of the Limelight board to ensure that it is composed of the right mix of skills and attributes necessary to fulfill its duties.

Director stock ownership and holding requirements	Each non-executive director is required to own Limelight common stock with a market value of at least 5 times their annual cash retainer.

Board and committee self-evaluations	The Limelight board and committees regularly conduct performance self-evaluations facilitated by an independent third party. Throughout the process, directors are encouraged to provide feedback on individual director performance.

Director orientation	All new non-executive directors participate in Limelight’s director orientation program.

Director education	Director education is provided through board materials and presentations, and other resources. Individual directors may periodically observe operational meetings. Directors are also encouraged to participate in ongoing education, and the Limelight board considers more formal director education from time to time.

Audit committee financial expertise	The Limelight board has determined that all members of Limelight’s audit committee qualify as audit committee financial experts.

Majority voting	Limelight has a majority voting standard for uncontested director elections with a resignation policy.

Succession planning and talent development	The Limelight board regularly reviews succession plans for CEO and certain other senior management positions and oversees executive talent development.

Prohibitions on hedging, pledging, and similar transactions	Limelight’s insider trading policy (the “policy”) expressly prohibits, among other things, short sales and “selling short against the box” with respect to Limelight’s securities by Limelight’s directors, officers, employees and agents (such as consultants and independent contractors), unless otherwise specified in the policy in certain limited circumstances. The policy also expressly prohibits Limelight’s directors, officers and certain employees and agents from engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities (including any hedging or similar transaction designed to decrease the risk associate with holding Limelight’s securities) with respect to Limelight’s securities, unless otherwise specified in the policy in certain limited circumstances.

Compensation committee interlocks and insider participation	No member of Limelight’s compensation committee has ever been a Limelight employee. None of Limelight’s executives serves, or has in the past year served, as a member of the Limelight board or compensation committee of any entity that has an executive serving as a member of the Limelight board.

No related party transactions	There are currently no related person transactions with directors or executive officers.

Executive sessions	Limelight’s independent directors of the Limelight board and audit committee met in executive session on a quarterly basis, led by the non-executive chairman.

One share equals one vote	Limelight has a single class of shares with equal voting rights.
Code of Ethics
Limelight has adopted the code of ethics that applies to Limelight’s CEO, Chief Financial Officer (“CFO”), and all other Limelight employees, officers, and directors. The code of ethics can be found on Limelight’s investor website at https://investors.limelight.com. From this landing page, hover over the section titled “
Corporate Governance
” located on the navigation bar at the top of the page, which will reveal a short drop down menu. On this menu, click on “
Governance Documents
.” Here, you will find the code of ethics, corporate governance guidelines and board committee charters.

With input from relevant members of management, we regularly review and, where necessary or desired, update the code of ethics and related policies. The Limelight board reviews and approves the code of ethics annually.
We intend to satisfy any disclosure requirement regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Ethics” as specified above.
Item 11. Executive Compensation
Compensation Committee Report
The material in this report is not deemed soliciting material or filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made before or after the date of this Amendment No. 1 and irrespective of any general incorporation language in those filings.
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation
S-K
with management. Based on such review and discussions, the compensation committee recommended to the Limelight board that the Compensation Discussion and Analysis be included in this Form
10-K/A.

Respectfully submitted by:

Scott A. Genereux, Chairman
Jeffrey T. Fisher
Walter D. Amaral
David C. Peterschmidt
Compensation Discussion and Analysis
Overview
This Compensation Discussion and Analysis (the “CD&A”) describes the philosophy and objective upon which Limelight’s executive compensation program is based and the policies, practices, and components of the program. It also describes how and why the compensation committee arrived at specific 2021 executive compensation determinations and the factors that the compensation committee considered in making those decisions. It then discusses the compensation paid to each of the following individuals who either served as Limelight’s CEO or CFO during fiscal 2021, or were the three highest compensated executives during fiscal 2021 (other than CEO or CFO), who collectively are referred to in this CD&A as Limelight’s named executive officers (the “NEOs”): Robert Lyons (CEO), Robert Lento (former CEO), Daniel Boncel (CFO), Ajay Kapur (chief technology officer), Eric Armstrong (chief growth officer) and Kathy Austin (chief people experience officer).
Compensation Philosophy and Objectives
Limelight’s compensation philosophy is to attract, motivate, and retain talented executives responsible for Limelight’s success, which operates in an extremely competitive and rapidly evolving technology industry. With this in mind, Limelight strives to set its compensation programs within the appropriate competitive framework and based on the achievement of its overall financial results, individual contributions, performance by our employees, and each executive’s potential to enhance long-term stockholder value. Within this overall philosophy, Limelight’s objectives are to:

The compensation committee uses Limelight’s compensation philosophy and objectives as a guide in establishing the compensation programs, practices, and packages offered to our executives. The compensation committee also uses these objectives in assessing the proper allocation between long- and short-term incentive compensation and cash and non-cash
compensation, although Limelight has no formal policies requiring any specific allocation.
The compensation for the NEOs generally consists of three primary components: base salary, annual incentive bonus, and equity awards. Other compensation components include severance and change of control provisions, and generally available benefits such as health insurance, 401(k) retirement benefits, and participation in our Employee Stock Purchase Program (the “ESPP”).
The compensation committee considers the proper allocation between fixed and variable compensation and long- and short-term incentives by considering the balance that is required to attract and retain executives and reward them for the short-term success of Limelight’s business, while appropriately motivating the executives to strive to achieve Limelight’s long-term goals. The compensation committee also considers the need to offer compensation packages that are comparable to those offered by companies competing with Limelight for executive talent. In allocating between cash and non-cash
compensation, Limelight generally seeks to be in the middle of its peer group for cash compensation, and above average for equity-based compensation so as to align the interests of Limelight stockholders and its named executive officers. Limelight also believes that generally available benefits should be competitive with the external job market, in order to allow it to attract and retain talent. The compensation committee, however, does not have a pre-established
policy or target a specific percentile among our peers for the allocation between long- and short-term incentive compensation and cash and non-cash
compensation.
Role and Authority of the Board of Directors and the Compensation Committee
The compensation committee has decision-making authority with respect to the compensation of the NEOs. In carrying out its responsibilities, the compensation committee may engage outside consultants and consult with Limelight’s human resources department and other Limelight executives as it determines to be appropriate. The compensation committee has engaged Compensia, an executive compensation consulting firm, on numerous occasions since 2007, with the most recent being in 2019. The compensation committee receives compensation assessments following each engagement, and in 2019, it received advice and guidance from Compensia regarding Limelight’s executive compensation strategy and an assessment of the competitiveness of total pay packages for Limelight’s executives relative to market and peers, each of which was used in the development of Limelight’s fiscal 2021 executive cash compensation and equity grant planning. The compensation committee currently feels that it is adequately and appropriately able to assess and determine the compensation arrangements for the NEOs based on the information provided through the compensation committee members’ own experience and knowledge regarding compensation matters and the Compensia report process. The compensation committee may delegate any of its responsibilities to one or more directors or to members of management; however, it has not delegated any of its responsibilities with respect to the NEOs and has no plans to do so. The compensation committee does delegate certain responsibilities to Limelight’s CEO, as described below.
The compensation committee meets as frequently as it deems necessary to address matters within its area of responsibility. During 2021, the compensation committee met seven times and acted by unanimous written consent on four occasions. It intends to annually review the base salaries, annual incentive bonuses, and long-term equity incentive awards for executives, including the NEOs. In recent years, the compensation committee has reviewed compensation components in the last quarter of each year; however, the compensation committee may review and adjust an executive’s compensation at any time during the year if and when it deems such review to be necessary to align that executive’s compensation with our compensation philosophy and objectives.

Role of Executive Officers in Compensation Decisions
The compensation committee meets on occasion with Limelight’s CEO to obtain recommendations with respect to the compensation programs, practices, and packages for the NEOs (other than himself). At least annually, the compensation committee considers, but is not bound by and does not always accept, Limelight’s CEO’s recommendations. These meetings typically occur in connection with a quarterly meeting of the Limelight board or as part of a regularly scheduled committee meeting.
Limelight’s CEO regularly attends the compensation committee meetings, but is excused from the meetings as appropriate when matters in which he may have a financial interest are discussed. In addition, other executives or employees sometimes attend the compensation committee’s meetings, but they also leave the meetings as appropriate when matters of executive compensation are discussed. The compensation committee considers and discusses Limelight’s CEO’s compensation package without him present.
The compensation committee has delegated limited,
non-exclusive
authority to Limelight’s CEO to grant equity awards within certain parameters. Limelight’s CEO may grant awards only with respect to employees or prospective employees at or below the level of vice president. These equity award grant recommendations are made as part of our formal equity award grant process, pursuant to which management submits equity award recommendations to the CEO (with respect only to employees whose position is at or below the level of vice president). The compensation committee has approved an equity grant policy, which includes an equity award matrix that provides the equity incentive ranges for employees based on title, job responsibilities, seniority, and other factors. This policy is reviewed and approved annually by the compensation committee. Each month, Limelight’s human resources department prepares a proposed grant list and confirms that the proposed awards are within the allowable grant ranges in the equity grant policy. The proposed award list is submitted to Limelight’s CEO at the first of the month.
Role of Compensation Consultant
The compensation committee has engaged the compensation consulting firm Compensia on numerous occasions since 2007, with the most recent being in 2019. Compensia’s role is to advise on the role of market data in the compensation determination process, provide a review of emerging trends and best practices in executive compensation, assess the competitiveness of Limelight’s current executive compensation, and provide the compensation committee with other relevant considerations in its report on executive compensation. Compensia’s analysis includes base salary, annual incentive cash bonus, and long-term equity awards for a surveyed group of peer companies that publish their pay practices. The compensation committee used the most recent Compensia report as a tool in comparing Limelight’s executive compensation program for fiscal 2021 to the market and in making recommendations on compensation adjustments that are consistent with Limelight’s compensation philosophy and objectives.
Compensia considered the following factors in selecting the peer group of technology companies that were included in the compensation report, each of which are also identified below:

Types	Size	Additional Criteria
Publicly-traded technology companies (Internet, cloud, digital media, wireless telecommunication, or software)	Revenue for the prior four quarters <$400 million	Employees with similar experience and education levels to our employees
• Boingo Wireless • Brightcove • Carbonite • Care.com • ChannelAdvisor • Cloudflare • Digi International	• Fastly • Five9 • Internap Network Services • LivePerson • Mobilelron • Model N	• Ooma • QAD • Synchronoss Tech • Telenav • The Meet Group • TravelZoo • Tucows

While the compensation committee uses this tool to consider competitiveness within the marketplace, it does not have a pre-established
policy or target a specific percentile among the peer group for the allocation between long- and short-term incentive compensation and cash and non-cash
compensation.
Other than Compensia’s periodic review of board member and
non-executive
officer employee compensation, Compensia does not provide any additional services to Limelight. Compensia provided its services to the compensation committee only. The compensation committee assessed the independence of Compensia and concluded that its work has not raised any conflicts of interest.
Components of Compensation
The components of Limelight’s 2021 executive compensation include:

•	Base salary

•	Annual incentive bonus

•	Long-term equity incentive awards

•	Severance and change of control protection

•	Generally available benefit programs and limited perquisites
Compensation Structure
Limelight’s executive compensation program is designed to optimize long-term financial returns for our stockholders and reward the NEOs for value creation. The structure for 2021 incorporated short-term and long-term incentives tied to financial metrics to drive Limelight’s performance for fiscal year 2021 and beyond. The compensation committee believes a majority of compensation opportunity should be in the form of long-term equity to align the interests of executives with those of stockholders.

The compensation committee selected these components for fiscal 2021 because it believed each was necessary to help Limelight attract and retain the executive talent on which Limelight’s success depends, and because of the need to align incentives with Limelight stockholders’ interests. The use and weight of these components were based on the compensation committee’s general experience in making a subjective determination of the importance of each component in meeting our overall compensation philosophy and objective. The compensation committee believes that this set of components is effective and will continue to be effective in achieving the objectives of Limelight’s compensation program and philosophy. The compensation committee, however, will review these elements of compensation on occasion and will alter or add to the elements if it believes that changes will improve Limelight’s compensation objectives.

The compensation committee reviews the entire executive compensation program (other than generally available benefit programs) on at least an annual basis. However, the compensation committee at any time may review one or more components as necessary or appropriate to ensure such components remain competitive, appropriately designed to reward performance, and aligned with Limelight’s compensation philosophy and objectives. Additionally, the compensation committee considered the results of Limelight’s last non-binding
advisory stockholder vote on the compensation of the NEOs in June 2020, commonly referred to as a say-on-pay
proposal. The Limelight stockholders approved the compensation of the NEOs with approximately 75% of stockholder votes cast in favor of the 2020 say-on-pay
proposal. Limelight was mindful of the support its stockholders expressed for its NEO compensation programs and, as a result, Limelight decided to retain its general approach to its executive compensation programs for 2021. Limelight currently holds such say-on-pay
votes every three years, as approved by its stockholders in a non-binding
advisory vote at its annual meeting in 2017. The next
say-on-pay
vote will take place during Limelight’s annual meeting in 2023.
For fiscal 2021, the compensation committee considered market compensation data amongst Limelight’s peers as follows, with total cash compensation generally aligning nearer the middle of the range and long-term equity generally aligning nearer the upper end of the range:

Element of Compensation	Percentile
Base Salary	25th to 75th
Total Cash	25th to 75th
Equity	50th to 75th
Though the compensation committee considered this data, it did not target a specific percentile in establishing executive compensation.
Base Salary
Limelight provides base salary to the NEOs and other employees to compensate them for services rendered on a day-to-day
basis during the fiscal year.
The compensation committee reviews executive base salaries in conjunction with Limelight’s annual performance review process. During this process, Limelight’s CEO will review the performance of the NEOs (other than himself) and will report those findings to the compensation committee. A NEO’s personal performance will be judged in part on whether Limelight’s business objectives are being met. In setting base salary, management and the compensation committee considers each NEO’s experience, skills, knowledge, responsibilities, and performance, Limelight’s performance as a whole, and the report and recommendations of Limelight’s CEO (other than for himself). An assessment of a NEO’s personal performance is qualitative, with much reliance on our CEO’s subjective evaluation of a NEO’s personal performance (other than his own personal performance) and the compensation committee’s experience and knowledge regarding compensation matters. No specific weight is attributed to any of the factors considered by the compensation committee in setting base salary changes. For newly hired NEOs, the compensation committee also considers the base salary of the individual at his or her prior employment and any unique personal circumstances that motivated the executive to leave that prior position and join Limelight. The compensation committee aims to keep salaries in line with the external job market. Increases over the prior year’s base salary will be considered within the context of Limelight’s overall annual compensation adjustment budget to ensure that any increases are fiscally prudent and feasible for Limelight. The compensation committee does not apply specific formulas to determine increases. There is no process in setting these annual merit increase budgets other than the annual business planning process.
During fiscal 2021, base salaries for Messrs. Lyons, Lento, Boncel, Kapur, and Armstrong, and Ms. Austin were $504,167, $291,667, $300,000, $100,00, $147,516, and $210,808 respectively. The amounts for Messrs. Lyons, Kapur and Armstrong and Ms. Austin reflect the prorated amount of their respective target annual base salary that each was actually paid during 2021 based on the portion of the calendar year that such executive was employed by Limelight. In determining these base salary levels, the compensation committee relied on the factors discussed above. Mr. Lyons transitioned from being Limelight’s CEO effective as of February 1, 2021 and was a strategic advisor from February 1, 2021 until December 31, 2021. As a strategic advisor, Mr. Lyon’s annual base salary decreased to $22,727.27 per month, pursuant to his Transition Agreement and Employment Agreement Amendment, as discussed in more detail below.

Annual Incentive Bonuses
Limelight has utilized incentive bonuses to reward performance achievements and has annual target incentive bonuses for certain of our executives, payable either in whole or in part, depending on the extent to which the financial performance goals set by the compensation committee are achieved. During fiscal 2021, the bonus amounts for Messrs. Lyons, Boncel, Kapur, and Armstrong and Ms. Austin were $504,167, $150,000, $150,000, $102,083, $101,250, respectively. Mr. Lento was not eligible for an incentive bonus in 2021 because he ceased being Limelight’s CEO in February 2021 and transitioned to being a strategic advisor.
Under Limelight’s 2021 Management Bonus Plan (the “bonus plan”), incentive bonuses for all of the participants, including the participating NEOs, were determinable based upon two measures of corporate financial performance that comprised 100% of the potential target payout. Specifically, corporate financial performance was measured against our total revenue (50%) and Limelight’s Adjusted EBITDA (50%). The Adjusted EBITDA is a
non-GAAP
measure. For the reconciliation of Adjusted EBITDA, please see “
Reconciliation of
Non-GAAP
Financial Measures
” in Item 7 of Part II of Limelight’s Annual Report on Form
10-K
for fiscal year ended December 31, 2021. The compensation committee selected these performance goals because it believed that these measures aligned with the 2021 priorities for our business and reflected value generated for Limelight stockholders, and therefore relying on these goals for the determination of the bonuses tied payment of bonuses to creation of stockholder value.
For each of these components, the compensation committee established a floor, a target, and a ceiling. With respect to the portion of the bonus based upon each performance criteria, the participating executive could earn between zero and 100% ratably based on attainment between the floor and the target. Bonuses in excess of the target bonus amounts for the participants could be earned for performance in excess of the targets established by the compensation committee under our bonus plan. Each participant could earn between 100% and 300% ratably for each performance target, each based on attainment between the target and the ceiling. Each component was measured separately, but total revenue and Adjusted EBITDA each had to exceed their respective floor amount to trigger a payout under the bonus plan. Accordingly, each participant in our bonus plan could earn between 0% and 300% of his or her target bonus, depending upon our level of attainment or over-attainment of the performance goals. The revenue floor, target, and ceiling for each component were as follows:
Total Revenue Targets (50%):

	Floor	Target	Ceiling
Total Annual Revenue (in millions)	$215	$225	$240
Percent attainment of Total Revenue component	0%	100%	300%
Adjusted EBITDA Targets (50%):

	Floor	Target	Ceiling
Adjusted EBITDA (in millions)	$15	$20	$28
Percent attainment of Adjusted EBITDA component	0%	100%	300%
The Adjusted EBITDA is a
non-GAAP
measure. For the reconciliation of Adjusted EBITDA, please see “
Reconciliation of
Non-GAAP
Financial Measures
” in Item 7 of Part II of our Annual Report on Form
10-K
for fiscal year ended December 31, 2021.

The table below illustrates the minimum, target, and maximum bonus amounts potentially payable to the NEOs under the bonus plan:

Name	Minimum	Target	Maximum
Robert Lyons (1)	$0	504,167	1,512,501
Daniel Boncel	0	150,000	450,000
Ajay Kapur (1)	0	150,000	450,000
Eric Armstrong (1)	0	102,083	306,249
Kathy Austin (1)	0	101,250	303,750
Robert Lento	0	0	0

(1)	Prorated target and maximum based on the portion of the calendar year that such executive was employed by Limelight.
At the time that the bonus plan was developed, the compensation committee believed that these targets presented achievable goals, but were not necessarily certain. Achievement depended upon successful execution of Limelight’s business plan. The actual bonus amount earned by each executive was determined by the compensation committee based upon attainment of the performance criteria after our fiscal 2021 financial results were reviewed and approved by the audit committee. Performance against each criteria is displayed below:

Applying the formula to Limelight’s 2021 financial performance, the compensation committee determined that payout against the bonus plan would result in 0% payout to participants. Nevertheless, the compensation committee acknowledged that certain executives and employees put forth extraordinary effort in restructuring and rebuilding the Company to allow for significant anticipated financial improvements in 2022. Accordingly, the compensation committee deemed it in the best interests of the Company and its stockholders to create a recognition and retention pool, wherein 40% of the pool was to be paid to participants in fully-vested RSUs on March 15, 2022, to recognize 2021 performance, and the remaining 60% of the pool is to be paid to participants in fully-vested restricted stock units on December 1, 2022, if the recipient is still actively employed and in good standing on December 1, 2022 (the “Retention Plan”). Participants of the Retention Plan include each of the Company’s NEOs.
Long-Term Equity Incentive Awards
The principal objectives served by Limelight’s long-term equity incentive awards is to align the interests of the NEOs with our stockholders and to provide each NEO with a significant long-term incentive to manage Limelight from the perspective of an owner with an equity stake in the business. Another objective of the equity incentive component of our compensation program is to provide a competitive overall compensation package that will enable us to attract and retain talented executives. The compensation committee believes that unvested equity awards are a key factor in motivating and retaining executive personnel, as well as incentivizing executive personnel to preserve the current value and grow the future value of Limelight common stock, thereby furthering the interests of Limelight’s other stockholders.

The compensation committee granted time-based equity awards for fiscal 2021 to Limelight’s newly hired executives (including Mr. Lyons, Ms. Austin, Mr. Armstrong, and Mr. Kapur) under Limelight’s 2007 Amended and Restated Equity Incentive Plan (the “equity incentive plan”). No other executive received annual equity grants in fiscal 2021. The equity incentive plan provides the compensation committee discretion to grant equity to employees in many forms. The compensation committee selected the restricted stock units (the “RSUs”) and stock options, as it believes that these forms address the goals of Limelight’s long-term incentive program. Specifically, stock options maintain a strong linkage between realizable compensation and stockholder value creation, while RSUs further retention objectives. For current employees, including all NEOs, the annual equity awards vest over the course of three years, with the first 1/3 of the grants vesting one year after the grant date and the remaining amounts vesting quarterly thereafter for RSUs and monthly thereafter for stock options, subject to continued service through each applicable vesting date. For newly hired employees, including Mr. Armstrong and Ms. Austin but excluding Mr. Lyons and Mr. Kapur, the initial equity awards granted at new hire vest over the course of four years, with 1/4 vesting one year after the grant date and the remaining amounts vesting quarterly thereafter for RSUs and monthly thereafter for stock options, subject to continued service through each applicable vesting date. Mr. Lyons initial equity award vests over the course of three years, in accordance with the terms described for annual equity awards. The compensation committee generally addresses annual refresh grants for the executives in the fourth fiscal quarter of each year. The compensation committee will, however, periodically consider equity award grants as may be necessary or appropriate to achieve the philosophy and objectives of the overall executive compensation program.
Mr. Kapur joined Limelight on September 7, 2021 as part of our acquisition of Moov Corporation, doing business as Layer0, where he served as founder and CEO. A significant part of the value supporting the acquisition was the addition to Limelight of a very talented development and leadership team. Thus, as part of the transaction, certain Layer0 key employees, including Mr. Kapur, received time-based RSUs and/or performance-based RSUs (“PRSUs”) to create a long-term incentive for continued performance and retention following the closing of the transaction. The time-based RSUs received by Mr. Kapur vest over the course of three years, with the first 1/3 of the grant vesting September 1, 2022 and the remaining amounts vesting quarterly thereafter, provided Mr. Kapur continues to be a service provider through each such vesting date. The PRSUs received by Mr. Kapur vest on a quarterly basis, commencing on December 31, 2021, based on Limelight achieving certain revenue growth targets, utilization metrics, and customer retained revenue metrics for 2022 and 2023 (and, if the PRSU is not fully vested by 2023, the PRSU will continue to be subject to the same performance metrics and will continue to be eligible to vest during each quarter in 2024 and the first half of 2025), provided Mr. Kapur continues to be a service provider throughout each such vesting date. The compensation committee will determine achievement of the performance metrics for the relevant quarter (or year, as appropriate) as soon as reasonably practicable after Limelight finalizes its financials for such quarter (or the year, as appropriate). In no event will the aggregate number of PRSUs that vest in any given year exceed 50% of the total number of PRSUs granted to Mr. Kapur. In addition, in connection with the acquisition, certain key employees, including Mr. Kapur, entered into a restriction agreement with Limelight (each, a “restriction agreement”), pursuant to which vested shares of Layer0 held by such key employees immediately prior to the consummation of the transaction, were subject to new vesting conditions (the “revested shares”). Such revested shares vests in equal annual installments during the three-year period following the closing of the transaction, provided the key employee continues to be an employee of Limelight through each such vesting date; provided, that the vesting of such revested shares will fully accelerate in the event of the key employee’s termination without cause, due to death or disability or resignation for good reason.
The compensation committee determined the appropriate size of long-term equity-based incentives awarded for fiscal 2021 to the NEOs (other than Messrs. Lento and Boncel) to meet Limelight’s philosophy and objectives by reviewing and considering the following factors:

•	each NEO’s experience, skills, knowledge, responsibilities, and position within Limelight

•	competitive market data

•	the number and value of each NEO’s then current equity award holdings

•	the number of unvested equity awards and exercise price and retentive value of unvested stock options in relation to the then current market value

•	each NEO’s total compensation

•	each NEO’s personal performance

•	the importance of each NEO’s contributions to the development of long-term value creation

•	the compensation committee members’ experience and knowledge with respect to equity compensation
The compensation committee does not have a formal process by which it will take an individual’s performance or other factors into account, but may do so in the future. Also, there is no specific weight given to any one of these elements of personal performance, nor are there particular metrics associated with any one of these elements. Rather, to determine appropriate compensation for the executives, the compensation committee relied on (i) its subjective evaluation of each NEO’s personal performance, as supplemented by Limelight’s CEO’s subjective judgment (other than himself), (ii) the compensation committee’s experience and knowledge regarding compensation matters and, in part, (iii) on peer group compensation data and extant equity award valuation analyses provided by Compensia during October 2019.
On a total company basis, when appropriate, the compensation committee also analyzes the number of shares (i) used by Limelight during the year with respect to new equity awards (i.e., burn rates), (ii) subject to outstanding equity awards relative to the total number of shares issued and outstanding (i.e., issued equity overhang) and (iii) subject to outstanding equity awards and available for future grants relative to the total number of shares issued and outstanding (i.e., total equity overhang).
The compensation committee believes that analyzing these additional factors allows it to assess whether granting new awards to the NEOs is prudent based on the pool of shares we have available for grants to all of Limelight’s employees and to take into consideration the impact on the dilution of stockholder interests and overhang.
Based on these factors, the compensation committee, or in the case of Mr. Kapur, the full board, authorized and approved the following long-term equity incentive awards during fiscal 2021:

Grant Date*	Executive	Type	Reason	Amounts	Vesting
February 16, 2021	Robert Lyons	RSUs	New Hire	361,147	3 years
		Stock options	New Hire	541,720	3 years
May 3, 2021	Kathy Austin	RSUs	New hire	40,000	4 years
		Stock options	New hire	79,870	4 years
August 2, 2021	Eric Armstrong	RSUs	New Hire	137,112	4 years
		Stock options	New Hire	137,112	4 years
November 5, 2021	Ajay Kapur	RSUs	Layer0 Acquisition	1,806,034	3 years (1)
		RSUs	Layer0 Acquisition	3,612,068	up to 4 years (2)

*	Messrs. Lento and Boncel did not receive equity incentive awards during fiscal 2021.
(1)	Mr. Kapur was granted 1,806,034 time-based RSUs pursuant to the terms of our acquisition of Layer0.
(2)	Mr. Kapur was granted 3,612,068 PRSUs pursuant to the terms of our acquisition of Layer0.

Employment Agreements
Limelight has written employment agreements with certain executives, including each of the NEOs (the “employment agreements”). Each agreement provides that the executive’s employment with Limelight is
“at-will”
and may be terminated at any time by either party, either with or without cause, upon written notice to the other party. Each agreement further provides that Limelight will reimburse the executive for certain expenses for reasonable travel, entertainment, and other business expenses, including professional association fees, incurred by him in furtherance of the performance of his employment duties.
Mr. Lyons
On January 19, 2021, Limelight entered into an employment agreement with Mr. Lyons to become Limelight’s president and CEO commencing on February 1, 2021. The agreement provides for an annual salary subject to adjustment from time to time, plus eligibility to receive an annual cash incentive bonus, and annual long-term equity awards. The agreement also provides for certain severance or change of control benefits, which are described in detail in the section entitled “
Compensation Discussion and Analysis—Severance and Change of Control Benefits
” located elsewhere in this Amendment No. 1.
Mr. Lento
On January 22, 2013, Limelight entered into an employment agreement with Mr. Lento to become Limelight’s president and CEO, which was subsequently amended on February 23, 2016. The agreement provides for an annual salary subject to adjustment from time to time, plus eligibility to receive an annual cash incentive bonus, and annual long-term equity awards. The agreement also provides for certain severance or change of control benefits. On January 19, 2021, Limelight entered into a transition agreement and employment agreement amendment (the “transition agreement”) with Mr. Lento. Under the terms of the Transition Agreement, Mr. Lento transitioned from his role as our CEO effective as of February, 1 2021 and remained with Limelight as a strategic advisor from February 1, 2021 until December 31, 2021 (the “transition period”). During the transition period, and subject to Mr. Lento’s execution of a release of claims in favor of the Company, Mr. Lento continued to receive (i) a base salary which was reduced to $22,727.27 per month, (ii) benefits or compensation as provided under the terms of any executive benefit and compensation agreements or plans applicable to Mr. Lento; (iii) unreimbursed business expenses required to be reimbursed to Mr. Lento; (iv) rights to indemnification. Mr. Lento may have under Limelight’s Certificate of Incorporation, bylaws, the transition agreement, and/or the indemnity agreement by and between the Company and Mr. Lento, as applicable and (v) the actual bonus achieved under the 2020 Management Bonus Plan by Mr. Lento, minus amounts already paid to Mr. Lento. Mr. Lento’s outstanding equity awards continued to vest in accordance with the existing vesting schedules through December 31, 2021, and he is entitled to exercise outstanding vested options until the first to occur of: (i) the two-year
anniversary of his separation date or (ii) the applicable original expiration date of such option. All other awards unvested as of December 31, 2021 were forfeited.
Mr. Boncel
On July 1, 2020, Limelight entered into an employment agreement with Mr. Boncel to become Limelight’s senior vice president (“SVP”) and CFO, which served to terminate prior agreements then in existence. The employment agreement provides for an annual salary subject to adjustment from time to time, plus eligibility to receive an annual cash incentive bonus, and annual long-term equity awards. The agreement also provides for certain severance or change of control benefits, which are described in detail in the section entitled “
Compensation Discussion and Analysis
—
Severance and Change of Control Benefits
” located elsewhere in this Amendment No. 1.
Mr. Armstrong
On July 26, 2021, we entered into an employment agreement with Mr. Armstrong to become our SVP of Growth. The agreement provides for an annual salary subject to adjustment from time to time, plus eligibility to receive an annual cash incentive bonus, and annual long-term equity awards. The agreement also provides for certain severance or change of control benefits, which are described in detail in the section entitled “
Compensation Discussion and Analysis
—
Severance and Change of Control Benefits
” located elsewhere in this Amendment No. 1.

Mr. Kapur
On September 17, 2021, Limelight entered into an employment agreement with Mr. Kapur to become Limelight’s SVP and chief technology officer in connection with our acquisition of Moov Corporation, doing business as Layer0, where Mr. Kapur previously served as founder and CEO. The agreement provides for an annual salary subject to adjustment from time to time, plus eligibility to receive an annual cash incentive bonus, and annual long-term equity awards. The agreement also provides for certain severance or change of control benefits, which are described in detail in the section entitled “
Compensation Discussion and Analysis
—
Severance and Change of Control Benefits
” located elsewhere in this Amendment No. 1.
Ms. Austin
Ms. Austin joined Limelight on March 22, 2021 as Limelight’s vice president of human resources. On February 7, 2022, she was promoted to SVP and chief people officer. Limelight entered into an employment agreement with Ms. Austin in connection with her promotion, which served to terminate prior agreements then in existence. The agreement provides for an annual salary subject to adjustment from time to time, plus eligibility to receive an annual cash incentive bonus, and annual long-term equity awards. The agreement also provides for certain severance or change of control benefits, which are described in detail in the section entitled “
Compensation Discussion and Analysis
—
Severance and Change of Control Benefits
” located elsewhere in this Amendment No. 1.
Severance and Change of Control Benefits
Severance Benefits
Limelight believes that providing severance benefits for its executives is necessary to attract and retain executive talent, and is accordingly consistent with our compensation philosophy and objectives. Severance benefits for executives is also appropriate as we believe that it is likely that an executive who is relieved of his or her position without cause may require an extended period of time to obtain other similar employment.
During fiscal 2021, the employment agreements between Limelight and each of the NEOs generally provide that if the executive is terminated without cause, or if the executive resigns for good reason, and the termination is not in connection with a change of control, then the executive will be entitled to the following severance benefits: (i) continued payment of executive’s base salary for twelve months, (ii) actual, earned cash bonus for the year in which termination occurs, prorated to the date of termination, and (iii) reimbursement for premiums paid for continued health benefits for the executive and eligible dependents under our health plans until the earlier of twelve months after termination or until executive and eligible dependents are covered under another health insurance program.
In addition, if Mr. Kapur is terminated without cause, or if he resigns for good reason, on or after August 10, 2022 and prior to the date that the 2022 performance metrics are finalized for purposes of his PRSUs, Mr. Kapur will remain eligible to earn up to 50% of his PRSUs that actually vest during the 2022 calendar year. If Mr. Kapur is terminated without cause, or if he resigns for good reason, on or after August 10, 2023 and prior to the date that the 2023 performance metrics are finalized for purposes of his PRSUs, Mr. Kapur will remain eligible to earn all of his PRSUs that actually vest during the 2023 calendar year (less any PRSUs previously earned based on the achievement of performance metrics for the 2022 calendar year). With respect to Mr. Kapur’s revested shares, such shares will fully accelerate in the event of Mr. Kapur’s termination without cause, due to death or disability or resignation for good reason.
If an executive voluntarily resigns without good reason, or executive’s employment is terminated for cause, then the executive is entitled generally only to compensation earned through the date of termination, such as base salary through the date of termination, and unpaid but earned and accrued annual bonus for a fiscal year completed prior to the termination of employment. All further vesting of outstanding equity awards would also cease as of the date of termination.
In the event an executive’s employment is terminated due to death or disability, then 25% percent of the executive’s then outstanding and unvested equity awards will vest.

Change of Control Benefits
Limelight believes that providing certain benefits for the executives in connection with a change of control is necessary to attract and retain executive talent. Further, Limelight believes that change of control arrangements are an important part of overall compensation for the executives because they will assist Limelight in maximizing stockholder value by allowing executives to participate in an objective review of any proposed transaction and whether such proposal is in the best interest of Limelight stockholders, notwithstanding any concern the executive might have regarding executive’s continued employment prior to or following a change in control or other personal financial interest.
During fiscal 2021, the employment agreements between Limelight and each named executive officer generally provide that, in the event of a change of control, 50% of each executive’s then outstanding and unvested equity awards will vest. For Mr. Kapur, however, in the event of a change in control, 50% of Mr. Kapur’s outstanding and unvested equity awards vest (other than the time-based RSUs and PRSUs granted to Mr. Kapur on November 5, 2021).
In addition, if the executive is terminated without cause or resigns for good reason, in each case in connection with a change of control, then the executive is entitled to the following additional benefits: (i) continued payment of executive’s then-current base salary for 12 months, (ii) 100% of the executive’s target cash bonus for the year in which termination occurred, (iii) immediate accelerated vesting of all outstanding, unvested equity awards (other than, in the case of Mr. Kapur, the time-based RSUs and PRSUs granted to Mr. Kapur on November 5, 2021) and (iv) reimbursement for premiums paid for continued health benefits for the executive and eligible dependents under our health plans until the earlier of 12 months after termination or until executive is covered under another health insurance program.
Furthermore, if the benefits constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then executive’s severance benefits payable will be either (a) delivered in full or (b) delivered as to such lesser extent which would result in no portion of such severance benefits being subject to the excise tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax, results in the receipt by executive on an after tax basis, of the greatest amount of severance benefits.
The terms “cause,” “change of control,” “in connection with a change of control,” and “good reason,” are used substantially consistently among the employment agreements. Generally, each term means the following:

Cause	Includes any of the following: (i) gross negligence, recklessness, or willful misconduct; (ii) repeated or habitual neglect of duties or responsibilities that continues after notice; (iii) failure or refusal to carry-out
the legitimate assignments; (iv) an act of personal dishonesty with the intention or reasonable expectation that such action may result in substantial personal enrichment; (v) conviction of, or plea of nolo contendre to, a felony that has had or will have a material detrimental effect on our reputation or business; (vi) a breach of any fiduciary duty that has a material detrimental effect on our reputation or business; (vii) being found liable in any SEC or other civil or criminal securities law action or entering any cease and desist order with respect to such action; (viii) obstructing, impeding, endeavoring to obstruct, impede or improperly influence, or failing to materially cooperate with, any investigation authorized by the Limelight board or any governmental or self-regulatory entity; or (ix) disqualification or bar by any governmental or self-regulatory authority from serving in the capacity contemplated by executive’s employment agreement.

Change of Control	Generally means the occurrence of any of the following events: (i) Limelight merges or consolidates with any other corporation, except where Limelight’s voting securities outstanding immediately prior continue to represent more than 50% of the total voting power of the surviving entity outstanding immediately after such merger or consolidation; (ii) the approval by Limelight stockholders, or the Limelight board, of a plan of Limelight’s complete liquidation, or an agreement for the sale or disposition by Limelight of all or substantially all of Limelight’s assets; or (iii) any “person” (as such term is used in the Exchange Act) becoming the “beneficial owner,” directly or indirectly, of Limelight’s securities representing 50% or more of the total voting power represented by our then-outstanding voting securities.

In connection with a change of control	Generally means a termination of executive’s employment within three months prior to the execution of an agreement that results in a change of control or twelve months following a change of control.

Good reason	Generally means voluntary resignation of employment because of the existence of any of the following reasons without executive’s consent that continue following the expiration of any cure period: (i) a material reduction of title, authority, duties, or responsibilities from those in effect immediately prior to the reduction; (ii) an adverse change in reporting responsibilities, unless it involves a sale, separation or spin-off
of a portion of Limelight’s business operations, Limelight remains a going concern, and executive’s duties, position and responsibilities with respect to the remaining business operations are not materially reduced; (iii) a material reduction in cash compensation as in effect immediately prior to such reduction (not including a one-time
reduction of less than 10% in the aggregate that also is applied to Limelight’s other similarly situated executive officers); (iv) a failure by Limelight to require any successor entity to specifically assume all of its obligations under executive’s employment agreement; or (v) a material breach by Limelight (or its successor) of any material contractual obligation owed to executive pursuant to the employment agreement that is not cured following notice and a reasonable cure period. Notwithstanding the foregoing, executive cannot resign for good reason without first providing Limelight with written notice within 30 days of the event that constitutes “good reason” specifically identifying the acts or omissions constituting the grounds for good reason and a reasonable cure period of not less than 30 days.
Material Conditions to or Obligations of Severance
The receipt of any severance or change of control benefits is conditioned upon the executive delivering and not revoking a separation agreement and general release of claims substantially in a form prescribed by Limelight. Further, the executive must agree that for a two-year
period following executive’s termination that executive will not (i) solicit any of Limelight’s employees for employment other than with Limelight and (ii) engage in competition with or have an ownership interest in a business that competes with Limelight.
The tables below show the potential payments and benefits each of the NEOs would have been entitled to receive in the event of a change of control (assuming that a successor entity assumes, substitutes, or continues outstanding equity awards) or if each such officer’s employment had been terminated under the following circumstances as of December 31, 2021. Due to a number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different. Mr. Lento terminated employment with us on December 31, 2021 and did not receive any payments or benefits in connection with his termination.
Potential Payments Upon a Change of Control With no Termination of Employment

Name	Severance Salary ($)	Severance Bonus ($)	Acceleration of Unvested Equity Awards ($) (1)	Health and Welfare Benefits ($)	Total ($)
Robert Lyons	$—	$—	$619,367	$—	$619,367
Daniel Boncel	—	—	88,662	—	88,662
Ajay Kapur	—	—	—	—	—
Eric Armstrong	—	—	266,683	—	266,683
Kathy Austin	—	—	77,386	—	77,386

(1)	Valuation of acceleration of vesting of unvested equity awards is equal to 50% of the unvested RSUs and 50% of the unvested stock options with an exercise price less than the $3.43 per share closing price of our common stock on December 31, 2021, held by each NEO. None of the PRSUs have been included since none of the applicable performance metrics have been met as of December 31, 2021.

Potential Payments Upon Termination Without Cause or Resignation for Good Reason, each in Connection with a Change of Control

Name	Severance Salary ($) (1)	Severance Bonus ($) (1)	Acceleration of Unvested Equity Award ($) (2)	Health and Welfare Benefits ($) (3)	Total ($)
Robert Lyons	$1,008,334	$1,100,000	$1,238,734	$16,644	$3,363,712
Daniel Boncel	600,000	300,000	177,324	13,282	1,090,606
Ajay Kapur	200,000	300,000	2,358,122	20,666	2,878,788
Eric Armstrong	295,032	490,000	533,366	16,644	1,335,042
Kathy Austin	421,616	270,000	154,771	11,688	858,075

(1)	Amounts represent 12 months of continued base salary and 100% of target bonus.
(2)	Valuation of acceleration of vesting of unvested equity awards is equal to 100% of the unvested RSUs, 100% of the revested shares for Mr. Kapur, and 100% of the unvested stock options with an exercise price less than the $3.43 per share closing price of our common stock on December 31, 2021, held by each NEO. None of the PRSUs have been included since none of the applicable performance metrics have been met as of December 31, 2021. In addition, Mr. Kapur’s PRSU was not included because the award is not eligible for acceleration upon a termination without cause of resignation for good reason, in connection with a change in control, until August 10, 2022.
(3)	Health and welfare benefits are calculated using the monthly COBRA cost of medical, dental, and vision insurance elected by the NEO during fiscal 2021, multiplied by 12 months.
Potential Payments Upon Termination Without Cause or Resignation for Good Reason, each Not in Connection with a Change of Control

Name	Severance Salary ($) (1)	Severance Bonus ($) (2)	Acceleration of Unvested Equity Awards ($) (3)	Health and Welfare Benefits ($) (4)	Total ($)
Robert Lyons	$504,167	$550,000	$—	$16,644	$1,070,811
Daniel Boncel	300,000	150,000	—	13,282	463,282
Ajay Kapur	100,000	150,000	2,358,122	20,666	2,628,788
Eric Armstrong	147,516	245,000	—	16,644	409,160
Kathy Austin	210,808	135,000	—	11,688	357,496

(1)	Amounts represent 12 months of continued base salary.
(2)	This assumes actual earned cash incentive for fiscal 2021 at target level.
(3)	Valuation of acceleration of vesting of unvested equity awards is equal to 100% of the revested shares, for Mr. Kapur.
(4)	Health and welfare benefits are calculated using the monthly COBRA cost of medical, dental, and vision insurance elected by the NEO during fiscal 2021, multiplied by 12 months.
Potential Payments Upon Death or Disability, each Not in Connection with a Change of Control

Name	Severance Salary ($)	Severance Bonus ($)	Acceleration of Unvested Equity Awards ($) (1)	Health and Welfare Benefits ($)	Total ($)
Robert Lyons	$—	$—	$309,684	$—	$309,684
Daniel Boncel	—	—	44,331	—	44,331
Ajay Kapur	—	—	2,358,122	—	2,358,122
Eric Armstrong	—	—	133,342	—	133,342
Kathy Austin	—	—	38,693	—	38,693

(1)
Valuation of acceleration of vesting of unvested equity awards is equal to 25% of the unvested RSUs and 25% of the unvested stock options with an exercise price less than the $3.43 per share closing price of Limelight common stock on December 31, 2021, held by each NEO. In addition, valuation of acceleration of vesting of unvested equity awards is equal to 100% of the revested shares, for Mr. Kapur.

Other Benefits
In fiscal 2021, the NEOs were eligible to participate in the health and welfare programs that are generally available to other Limelight employees, including medical, dental, vision, group life, short-term and long-term disability and supplemental insurance. Limelight also maintains a tax-qualified
401(k) plan, and an ESPP, which are broadly available to Limelight’s general U.S. based employee population.
Under the 401(k) plan, employees could elect to reduce their current compensation by up to 15% or the statutory limit, of $19,500 in fiscal 2021, whichever was less, and have Limelight contribute the amount of this reduction to the 401(k) plan. Limelight matches employee deferrals as follows: a dollar-for-dollar
100% match on an eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee’s deferrals. Limelight intends for the 401(k) plan to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by Limelight to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan. Limelight does not provide defined benefit pension plans or defined contribution retirement plans to Limelight’s executive officers or other employees other than (i) the 401(k) plan or (ii) as required in certain countries other than the United States for legal or competitive reasons.
Under the ESPP, eligible participants, including the NEOs, may purchase shares of Limelight common stock at 85% of the lower price on either the first day of a six-month
offering period, or the last day of that offering period. There are two offering periods each year, and participants may purchase up to $25,000 in Limelight common stock under the ESPP each calendar year. Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current period, may not exceed 5,000 shares.
The 401(k) plan, ESPP, and other generally available benefit programs allow Limelight to remain competitive, and Limelight believes that the availability of such benefit programs enhances employee loyalty and productivity. The benefit programs are primarily intended to provide all eligible employees with competitive and quality healthcare, financial protection for retirement, and enhanced health and productivity. These benefit programs typically do not factor into decisions regarding executive compensation packages. The Limelight board or the compensation committee, at its discretion, can also authorize certain executive perquisites. Other than a housing allowance for Mr. Lento, none were authorized for fiscal 2021.
Accounting, Tax, and Other Considerations
In the compensation committee’s review and establishment of compensation programs and payments for fiscal 2021, the compensation committee considered, but did not place great emphasis on, the anticipated accounting and tax treatment of Limelight’s compensation programs and payments by Limelight to its executive officers. While Limelight may consider accounting and tax treatment in the future, these factors alone are not dispositive. Among other factors that receive greater consideration are the net costs to Limelight and Limelight’s ability to effectively administer executive compensation in the short- and long-term interests of stockholders under a proposed compensation arrangement.
For tax years beginning before January 1, 2018, Internal Revenue Code (the “IRC”) Section 162(m) (“Section 162(m)”) limits the amount that Limelight may deduct for compensation paid to its CEO and to each of our three most highly compensated officers (other than CFO) to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may have been made for various forms of “performance-based” compensation. Under certain regulations, compensation arising from options and RSUs that meet certain requirements were not subject to the $1,000,000 cap on deductibility, and in the past Limelight has granted equity awards that Limelight believes met those requirements.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was passed, which among other things amended Section 162(m) to eliminate the “performance-based” exemption. For tax years beginning on or after January 1, 2018, Section 162(m) limits the amount that Limelight may deduct for compensation paid to Limelight’s “covered employees” to $1,000,000 per person. “covered employees” generally include Limelight’s CEO, CFO, and each of Limelight’s three most highly compensated officers. In addition, under the Tax Act, once an executive becomes a “covered employee” under Section 162(m), the individual will continue to be a “covered employee” as long as he or she remains employed by the company. The changes under the Tax Act will cause more of Limelight’s compensation to be non-deductible
under Section 162(m) in the future and will eliminate Limelight’s ability to structure performance-based awards to be exempt from Section 162(m).
Internal Revenue Code Section 409A
Internal Revenue Code Section 409A (“Section 409A”) imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Although Limelight does not maintain a traditional nonqualified deferred compensation plan, Section 409A does apply to certain severance and bonus arrangements and equity awards. Further, Limelight intends to structure its equity awards in a manner to either avoid the application of Section 409A or, to the extent doing so is not possible, comply with the applicable Section 409A requirements.
Accounting for Stock-Based Compensation
Limelight accounts for stock-based awards in accordance with the requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (the “FASB ASC Topic 718”).
Stock Ownership Requirements for Executives
The Limelight board has not adopted stock ownership guidelines with respect to Limelight’s executives at this time. While the Limelight board may consider doing so in the future, the Limelight board recognized that each of its NEOs who had been at Limelight longer than one year collectively owned significant amounts of Limelight stock, thereby aligning their interests with Limelight shareholders’. On December 31, 2021, each of Messrs. Lento, Malhotra, Boncel, DiSanto, and Marth owned shares of Limelight stock (not counting unvested RSUs or in-the-money
vested stock options) that exceeded 12, 11, 3, 8, and 1 times their annual base salary, respectively.
Executive Compensation and Other Matters
Executive Compensation Tables
The following table sets forth information regarding the compensation to each of the individuals who served as Limelight’s NEOs during the fiscal year ended December 31, 2021. The following table also sets forth such information for Limelight’s NEOs for fiscal years ended December 31, 2020, and December 31, 2019.
2021 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(i)	(j)
Robert Lyons (3)	2021	504,167	225,000	(4)	1,401,250	1,179,720	—	15,824	3,325,961
Chief Executive Officer and Director
Daniel Boncel (5)	2021	300,000	—		—	—	—	25,006	325,006
SVP, Chief Financial Officer	2020	236,660	—		330,037	331,678	78,625	19,216	996,216
Ajay Kapur (6)	2021	100,000	1,350,000	(7)	15,875,039	—	—	6,898	17,331,937
SVP, Chief Technology Officer
Eric Armstrong (8)	2021	147,516	70,000	(9)	407,223	222,049	—	9,956	856,744
SVP, Chief Growth Officer
Kathy Austin (10)	2021	210,808	—		128,400	144,362	—	16,336	499,906
SVP, Chief People Experience Officer

(1)	These amounts represent the aggregate grant date fair value for the stock awards (RSUs) and option awards (stock options) granted to Limelight’s NEOs in fiscal 2021 and in prior years, computed in accordance with FASB ASC Topic 718, except that, in accordance with applicable SEC rules and guidance, Limelight has disregarded estimates of forfeitures related to service-based vesting conditions. For the 2021 PRSUs for Mr. Kapur, the amounts included in the Stock Award column are calculated based on the probable satisfaction of the performance conditions for such awards at the time of grant. For the 2021 PRSUs for Mr. Kapur, the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, based on maximum achievement of the applicable performance conditions, is $10,583,359, which is the same as the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, based on probable satisfaction of the performance conditions for such award at the time of grant. A discussion of the assumptions used in the calculation of these amounts for awards granted in 2020, 2019, and 2018 are included in Note 16 “
Share-Based Compensation
” in the “
Notes to Consolidated Financial Statements
” included within Limelight’s Annual Report on Form
10-K
for fiscal year 2021. These amounts do not represent the actual amounts paid to the NEOs during the fiscal years presented.
(2)	Represents $15,824, $13,756, $6,898, $7,173 and $9,136 paid in 2021 for health and life insurance for Messrs. Lyons, Boncel, Kapur and Armstrong and Ms. Austin, respectively, and the $0, $11,250, $0, $875 and $7,200 in 2021 company matching contributions on 401(k) accounts for Messrs. Lyons, Boncel, Kapur and Armstrong and Ms. Austin, respectively. This also includes $1,908 for reimbursement of legal fees associated with the negotiation of Mr. Armstrong’s employment agreement with the company.
(3)	Mr. Lyon commenced employment with us on February 1, 2021 and his base salary and incentive compensation were pro-rated accordingly. He was not an NEO for 2020 or 2019.
(4)	This amount represents 50% of a signing bonus that Mr. Lyons received per his employment agreement.
(5)	In July 2020, Mr. Boncel assumed the role of CFO. Mr. Boncel was not an NEO for 2019.
(6)	Mr. Kapur commenced employment with Limelight in September 2021 and his base salary and incentive compensation were pro-rated accordingly. He was not an NEO for 2020 or 2019.
(7)	This amount represents a transaction bonus paid to Mr. Kapur for his extraordinary efforts that led to the closing of the Layer0 acquisition by Limelight.
(8)	Mr. Armstrong commenced employment with Limelight in July 2021 and his base salary and incentive compensation were pro-rated accordingly. Mr. Armstrong was not an NEO for 2020 or 2019.
(9)	Mr. Armstrong received a one-time signing bonus of one hundred thousand dollars. Seventy percent of this bonus was paid in August 2021.
(10)	Ms. Austin commenced employment with Limelight in March 2021 and her base salary and incentive compensation were pro-rated accordingly. She was not an NEO for 2020 or 2019.
Grants of Plan-Based Awards in 2021
The following table provides information regarding grants of plan based awards to each of the NEOs during the fiscal year ended December 31, 2021.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Robert Lyons	02/01/21	0	504,167	1,512,501	—	—	—	—	—	—	—
	02/16/21	—	—	—	—	—	—	361,147	—	—	1,401,250
	02/16/21	—	—	—	—	—	—	—	541,720	3.88	1,179,720
Daniel Boncel	11/07/20	0	150,000	450,000	—	—	—	—	—	—	—
Ajay Kapur	08/25/21	0	150,000	450,000	—	—	—	—	—	—	—
	11/05/21	—	—	—	—	—	—	1,806,034	—	—	5,291,680
	11/05/21	—	—	—	—	3,612,068	—	—	—	—	10,583,359
Eric Armstrong	07/26/21	0	102,083	306,249	—	—	—	—	—	—	—
	08/02/21	—	—	—	—	—	—	137,112	—	—	407,223
	08/02/21	—	—	—	—	—	—	—	137,112	2.97	222,049
Kathy Austin	02/11/21	0	101,250	303,750	—	—	—	—	—	—	—
	05/03/21	—	—	—	—	—	—	40,000	—	—	128,400
	05/03/21	—	—	—	—	—	—	—	79,870	3.21	144,362

(1)	Amounts represent participation in the bonus plan, under which there were no threshold amounts. Following the end of the year, the compensation committee determined that performance under the bonus plan equated to 0% of target achievement. See the section entitled “
Executive Compensation and Other Matters—2021 Summary Compensation Table
” located elsewhere in this Amendment No. 1 for additional details including the performance metrics and the actual amounts earned.
(2)	The amounts shown represent PRSUs granted pursuant to Limelight’s 2007 Equity Incentive Plan, which amounts will be payable in shares of Limelight common stock if the applicable performance metrics for such PRSUs are met. There are no threshold or maximum amounts. For more information regarding the vesting schedule of these PRSUs, see the section entitled “
Executive Compensation and Other Matters—Outstanding Equity Awards at 2021 Fiscal
Year-End
” located elsewhere in this Amendment No. 1.
(3)	The amounts shown represent time-based RSUs granted pursuant to Limelight’s 2007 Equity Incentive Plan, which amounts will be payable in shares of Limelight common stock if the service-based conditions for such time-based RSUs are met. For more information regarding the vesting schedule of these time-based RSUs, see the section entitled “
Executive Compensation and Other Matters—Outstanding Equity Awards at 2021 Fiscal
Year-End
” located elsewhere in this Amendment No. 1.
(4)	The amounts shown represent time-based stock options granted pursuant to Limelight’s 2007 Equity Incentive Plan. For more information regarding the vesting schedule of these time-based stock options, see the section entitled “
Executive Compensation and Other Matters—Outstanding Equity Awards at 2021 Fiscal
Year-End
” located elsewhere in this Amendment No. 1.
(5)	These amounts represent the aggregate grant date fair value for the stock awards (RSUs) and option awards (stock options) granted to Limelight’s NEOs in fiscal 2021, computed in accordance with FASB ASC Topic 718, except that, in accordance with applicable SEC rules and guidance, Limelight has disregarded estimates of forfeitures related to service-based vesting conditions. For the 2021 PRSUs for Mr. Kapur, the amounts included are calculated based on the probable satisfaction of the performance conditions for such awards at the time of grant. For the 2021 PRSUs for Mr. Kapur, the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, based on maximum achievement of the applicable performance conditions, is $10,583,359, which is the same as the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, based on probable satisfaction of the performance conditions for such award at the time of grant. A discussion of the assumptions used in the calculation of these amounts are included in Note 16 “
Share-Based Compensation
” in the “
Notes to Consolidated Financial Statements
” included within Limelight’s Annual Report on Form
10-K
for fiscal year 2021. These amounts do not represent the actual amounts paid to the NEOs during fiscal year 2021.
Outstanding Equity Awards at 2021 Fiscal
Year-End
The following table presents certain information concerning the outstanding option and RSU awards held as of December 31, 2021, by each NEO. Unless otherwise indicated, the outstanding equity awards listed in the table below were subject to the accelerated vesting provisions in each of the NEO’s employment agreements described in the sections entitled “
Compensation Discussion and Analysis—Employment Agreements
,” and “
Compensation Discussion and Analysis—Severance and Change of Control Benefits
” located elsewhere in this Amendment No. 1. Each of the equity awards in this table was granted pursuant to the Amended and Restated 2007 Equity Incentive Plan. The market values below are based on the reported closing market price of our common stock on Nasdaq as of December 31, 2021 ($3.43 per share).

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options(#): Exercisable	Number of Securities Underlying Unexercised Options(#): Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)		(g)		(h)	—		—
Robert Lyons	0	541,720	3.88	2/16/31	(1)	361,147	(2)	1,238,734	—		—
Daniel Boncel	45,000	0	2.50	6/11/23	(3)	—		—	—		—
	63,750	0	2.12	3/3/24	(3)	—		—	—		—
	48,000	0	3.39	3/3/25	(3)	—		—	—		—
	45,000	0	1.53	3/1/26	(3)	—		—	—		—
	42,000	0	2.27	3/1/27	(3)	—		—	—		—
	25,164	0	3.97	3/1/28	(3)	—		—	—		—
	31,337	2,874	2.93	3/1/29	(4)	1,901	(5)	6,520	—		—
	10,230	7,409	5.00	3/2/30	(6)	4,899	(7)	16,804	—		—
	1,324	1,891	6.22	7/24/30	(8)	1,876	(9)	6,435	—		—
	41,711	85,459	3.93	11/9/30	(10)	42,603	(11)	146,128	—		—
Ajay Kapur	—	—	—	—		1,806,034	(12)	6,194,697	—		—
	—	—	—	—		—		—	3,612,068	(13)	12,389,393
	—	—	—	—		687,499	(18)	2,358,122	—		—
Eric Armstrong	0	137,112	2.97	8/2/31	(14)	137,112	(15)	470,294	—		—
Kathy Austin	0	79,870	3.21	5/3/31	(16)	40,000	(17)	137,200	—		—

(1)	1/3rd of the shares subject to the stock option vested on February 16, 2022 and 1/36th of the shares subject to the stock option vest on the first day of each month thereafter until the stock option has fully vested, provided the recipient continues to be a service provider through each such vesting date.
(2)	1/3rd of the RSUs vested on March 1, 2022 and 1/12th of the RSUs will vest on the first day of each June, September, December and March thereafter until all of the RSUs have vested, provided the recipient continues to be a service provider through each such vesting date.
(3)	Fully vested stock option grant.
(4)	1/3rd of the shares subject to the stock option vested on March 1, 2020 and 1/36th of the shares subject to the stock option vest on the first day of each month thereafter until the stock option has fully vested, provided the recipient continues to be a service provider through each such vesting date.
(5)	1/3rd of the RSUs vested on March 1, 2020 and 1/12th of the RSUs vest on the first day of each June, September, December and March thereafter until all of the RSUs have vested, provided the recipient continues to be a service provider through each such vesting date.
(6)	1/3rd of the shares subject to the stock option vested on March 1, 2021 and 1/36th of the shares subject to the stock option vest on the first day of each month thereafter until the stock option has fully vested, provided the recipient continues to be a service provider through each such vesting date.
(7)	1/3rd of the RSUs vested on March 1, 2021 and 1/12th of the RSUs vest on the first day of each June, September, December and March thereafter until all of the RSUs have vested, provided the recipient continues to be a service provider through each such vesting date.
(8)	1/3rd of the shares subject to the stock option vested on July 24, 2021 and 1/36th of the shares subject to the stock option vest on the 24th day of each month thereafter until the stock option has fully vested, provided the recipient continues to be a service provider through each such vesting date.
(9)	1/3rd of the RSUs vested on September 1, 2021 and 1/12th of the RSUs vest on the first day of each December, March, June and September thereafter until all of the RSUs have vested, provided the recipient continues to be a service provider through each such vesting date.

(10)	1/3rd of the shares subject to the stock option vested on December 1, 2021 and 1/36th of the shares subject to the stock option vest on the first day of each month thereafter until the stock option has fully vested, provided the recipient continues to be a service provider through each such vesting date.
(11)	1/3rd of the RSUs vested on December 1, 2021 and 1/12th of the RSUs vest on the first day of each March, June, September and December thereafter until all of the RSUs have vested, provided the recipient continues to be a service provider through each such vesting date.
(12)	1/3rd of the RSUs will vest on September 1, 2022 and 1 1/12th will vest on the first day of each December, March, June, and September thereafter until all of the RSUs have vested, provided the recipient continues to be a service provider through each such vesting date.
(13)	PRSUs which are subject to vesting based on the achievement of certain financial and operational performance metrics by June 30, 2025. These grants were made under the Limelight’s employment inducement plan (the “inducement plan”) pursuant to Nasdaq listing rule 5635(c)(4).
(14)	1/4th of the shares subject to the stock option will vest on August 2, 2022 and 1/36th of the shares subject to the stock option will vest on the first day of each month thereafter until the stock option has fully vested, provided the recipient continues to be a service provider through each such vesting date.
(15)	1/4th of the RSUs will vest on September 1, 2022, and 1/4th of the RSUs will vest on each annual anniversary thereafter until all of the RSUs have vested, provided the recipient continues to be a service provider through each such vesting date.
(16)	1/4th of the shares subject to the stock option will vest on June 1, 2022 and 1/36th of the shares subject to the stock option will vest on the first day of each month thereafter until the stock option has fully vested, provided the recipient continues to be a service provider through each such vesting date.
(17)	1/4th of the RSUs will vest on June 1, 2022, and 1/4th of the RSUs will vest on each annual anniversary thereafter until all of the RSUs have vested, provided the recipient continues to be a service provider through each such vesting date.
(18)	The shares reported here represent Mr. Kapur’s revested shares, which vest as follows: 1/3 rd of the shares vest on each of the first, second and third anniversaries of the closing of Limelight’s acquisition of Moov, in each case provided that Mr. Kapur continues to be an employee of Limelight through each such vesting date. The shares are subject to certain acceleration provisions as provided in the Restriction Agreement between the Company and Mr. Kapur.
Option Exercises and Stock Vested in 2021 Fiscal Year
The following table presents certain information concerning the exercise of options and vesting of stock awards by each of the NEOs during the fiscal year ended December 31, 2021, including the value of gains on exercise and the value of the stock awards.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Robert Lyons	—	—	80,071	$237,811
Daniel Boncel	—	—	38,523	110,793
Ajay Kapur	—	—	—	—
Eric Armstrong	—	—	—	—
Kathy Austin	—	—	—	—

(1)	The aggregate dollar amount realized upon vesting is computed by multiplying the number of shares vested by the closing stock price on the vesting date.
Pension Benefits
None of the NEOs participates in or has account balances in qualified or non-qualified
defined benefit plans sponsored by Limelight.

Nonqualified Deferred Compensation
None of the NEOs participates in or has account balances in
non-qualified
defined contribution plans or other deferred compensation plans maintained by Limelight.
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K,
we are providing the following information for fiscal 2021 about the relationship of the annual total compensation of Limelight’s employees and the annual total compensation of Limelight’s CEO, Mr. Lyons.

•	the annual total compensation of Limelight’s median employee was $81,810;

•	the annual total compensation of Limelight’s CEO was $3,371,794, based on the total compensation as reflected in the Summary Compensation Table above and with base salary annualized for 2021; and

•	our estimate of the ratio of Limelight’s CEO’s annual total compensation to Limelight’s median employee’s annual total compensation was 41 to 1.
As permitted by SEC rules, we selected the individual who represented Limelight’s median employee, by reviewing annual base salary, commissions, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2021), perquisites, company contributions to defined contribution plans, and insurance premiums paid by Limelight for all 552 individuals worldwide who were employed by Limelight on December 31, 2021 (whether employed on a full-time, part-time, seasonal, or temporary basis). The total number of employees is an aggregate number of all employees including those acquired from Limelight’s acquisition of Layer0 in 2021. For employees paid in other than U.S. dollars, we converted their compensation to U.S. dollars and did not make any cost-of-living
adjustments to such compensation. We did not annualize total direct compensation for employees employed by us for less than the full fiscal year.
Once we selected the individual who represented the median employee, we then calculated the annual total compensation for this employee using the same methodology we used for the NEOs in the section entitled “
Executive Compensation and other Matters—2021 Summary Compensation Table
” located above to yield the median annual total compensation disclosed above.
The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. The SEC rules for calculating the pay ratio allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Director Compensation
The
non-executive
members of the Limelight board are eligible to receive both cash and equity compensation for their service as board members. Members of management who are on the Limelight board are not eligible for additional compensation for service as board members. Our Amended and Restated 2007 Equity Incentive Plan provides that the value of all compensation paid to a non-executive
director in any calendar year will not exceed $500,000.
The Limelight board’s Compensation Committee periodically reviews the Limelight board compensation program and may, from time-to-time,
recommend to the Limelight board changes to the program. The compensation committee may seek the advice of an independent compensation consultant to the extent it deems necessary or appropriate in the discharge of its duties. In 2017, the compensation committee engaged Compensia, an independent compensation consultant, to conduct a review of our director compensation program and provide the compensation committee with market data to evaluate. Based on these reviews, our director compensation program for 2021 did not change from fiscal 2020.

Equity Awards
We grant an equity award to a new
non-executive
director when he or she first joins the Limelight board (the “initial award”). The initial awards are based on a fixed value of $175,000 and are paid in Limelight RSUs that vest over a two-year
period, subject to continued service through the applicable vesting dates. We also grant an annual equity award to each non-executive
director (the “annual award”). The annual awards are based on a fixed value of $140,000 or such other amount as determined in the judgment of the compensation committee, and are paid in Limelight RSUs that fully vest one year following the grant date, subject to continued service through the applicable vesting date. The number of shares subject to the initial award and annual award are determined by dividing the applicable fixed value by the average closing market price on Nasdaq of one share of the Company’s common stock over the trailing 30 trading days ending on the last trading day immediate prior to the date of grant.
Cash Retainers
We provide our
non-executive
directors with cash retainers, paid quarterly in arrears. The annual cash retainer for each non-executive
director is $40,000. Additionally, we provided the following annual cash retainers in fiscal 2021, which are prorated for partial years of service:

Additional Annual Retainer for Committee Membership
Audit Committee Chairman	$20,000
Audit Committee member (other than Chairman)	$9,000
Compensation Committee Chairman	$10,000
Compensation Committee member (other than Chairman)	$6,000
Nominating and Governance Committee Chairman	$5,000
Nominating and Governance Committee member (other than Chairman)	$0
Additional Retainer for Non-Executive Chairperson of the Board	$30,000
In 2021, we provided the following cash retainers to our
non-executive
directors:

•
Mr. Amaral received $7,500 and Mr. Peterschmidt received $22,500 for service as our non-executive
Chairman of the Limelight board. Effective April 2021, David Peterschmidt was appointed as our non-executive
Chairman of the Limelight board. The role was previously held by Mr. Amaral. These amounts are prorated to reflect time served as Chairman of the Limelight board;

•	Mr. Amaral received $20,000 for service as our audit committee Chairman;

•
Mr. Fisher received $9,000, Mr. Peterschmidt received $6,750, and Mr. DeBevoise received $2,250 for service as a member (other than Chairman) of the audit committee. Mr. Peterschmidt resigned from the audit committee and Mr. DeBevoise became a member of the audit committee in August of 2021. These fees are prorated to reflect time served on the committee as a non-Chairman
member;

•
Mr. Genereux received $2,500 and Mr. Peterschmidt received $7,500 for service as our compensation committee Chairman. Effective August 2021, Mr. Genereux was appointed as compensation committee Chairman. The role was previously held by Mr. Peterschmidt. These amounts are prorated to reflect time served as Chairman of the compensation committee;

•
Messrs. Amaral and Fisher received $6,000, Mr. Genereux received $4,500, and Mr. Peterschmidt received $1,500 for service as a member (other than Chairman) of the compensation committee. Mr. Peterschmidt was compensation committee Chairman until August of 2021. This number is prorated to reflect his time served on the committee as a non-Chairman
member; and

•	Mr. Fisher received $5,000 for service as our nominating and governance committee Chairman.

•
Messrs. Amaral, Fisher, Genereux, Peterschmidt, DeBevoise, Bewsher, and Ms. Hadden all served as non-Chairman
members of the nominating and governance Committee. No cash retainer was given for membership on this committee.

The following table presents compensation received by our
non-executive
directors during fiscal 2021. Messrs. Lento and Lyons did not receive compensation for their service on the Limelight board and the compensation paid to Messrs. Lento and Lyon as employees of Limelight are set forth under the heading “
Executive Compensation and Other Matters—Executive Compensation Tables—2021 Summary Compensation Table
” above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Walter Amaral (2)	$73,500	$143,698	$217,198
Doug Bewsher (3)	40,000	143,698	183,698
Marc DeBevoise (4)	42,250	143,698	185,948
Jeffrey T. Fisher (5)	60,000	143,698	203,698
Scott A. Genereux (6)	47,000	143,698	190,698
Patricia Parra Hadden (7)	40,000	143,698	183,698
David C. Peterschmidt (8)	78,250	143,698	221,948

(1)
These amounts represent the grant date fair value for the 45,474 RSUs granted to each individual as compensation for service on the Limelight Board, computed in accordance with FASB ASC Topic 718, except that, in accordance with applicable SEC rules and guidance, we have disregarded estimates of forfeitures related to service-based vesting conditions. A discussion of the assumptions used in the calculation of these amounts for awards granted in 2021 are included in Note 16 “Share-Based Compensation” in the “Notes to Consolidated Financial Statements” included within our Annual Report on Form
10-K
for fiscal 2021. These amounts do not represent the actual amounts paid.

(2)	As of December 31, 2021, Mr. Amaral held 267,154 RSUs. Mr. Amaral resigned as non-executive Chairman of the Limelight board on April 1, 2021, but remains on the Limelight board as a member.

(3)	As of December 31, 2021, Mr. Bewsher held 100,174 RSUs.

(4)	As of December 31, 2021, Mr. DeBevoise held 89,582 RSUs. Mr. DeBevoise became a non-Chairman member of the audit committee in August of 2021.

(5)	As of December 31, 2021, Mr. Fisher held 295,206 RSUs.

(6)	As of December 31, 2021, Mr. Genereux held 107,836 RSUs. Mr. Genereux was appointed as compensation committee Chairman in August of 2021.

(7)	As of December 31, 2021, Ms. Hadden held 60,489 RSUs.

(8)
As of December 31, 2021, Mr. Peterschmidt held 30,601 RSUs. Mr. Peterschmidt became the non-executive
Chairman of the Limelight board on April 1, 2021 and resigned as compensation committee Chairman in August of 2021, but remains on the compensation committee as a non-Chairman
member.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following tables set forth information about the beneficial ownership of Limelight common stock on March 31, 2022, by:

•	each person known to us to be the beneficial owner of more than 5% of Limelight common stock;

•	each executive officer;

•	each of Limelight’s directors; and

•	all of Limelight’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to state community property laws, we believe, based on the information furnished to us, that the persons named in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that could be issued upon the exercise of outstanding options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2022, and common stock issuable upon the vesting of RSUs within 60 days of March 31, 2022, ignoring the withholding of shares of common stock to cover applicable taxes, are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of any other person. Percentage of ownership is based on 138,178,061 shares of our common stock outstanding on March 31, 2022. Beneficial ownership representing less than 1% is denoted with an asterisk (*).
Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Limelight Networks, Inc., 2220 West 14th Street, Tempe, AZ 85281.

	Shares Beneficially Owned
Beneficial Owner	Number		Percent
BlackRock, Inc.	9,315,847	(1)	7.0%
Robert Lyons	218,484	(2)	*
Daniel Boncel	590,396	(3)	*
Eric Armstrong	5,861	(4)	*
Michael DiSanto	1,655,839	(5)	1.2%
Ajay Kapur	8,612	(6)	*
Christine Cross	127,317	(7)	*
Kathy Austin	6,929	(8)	*
Ann-Lamar Tuten	5,751	(9)	*
Walt Amaral	267,154	(10)	*
Jeffrey T. Fisher	295,206	(11)	*
David Peterschmidt	30,601	(12)	*
Doug Bewsher	100,174	(13)	*
Scott Genereux	107,836	(14)	*
Marc DeBevoise	89,582	(15)	*
Patricia Parra Hadden	60,489	(16)	*
All directors and executive officers as a group (14 persons)	3,570,231	(17)	2.6%

(1)	This information is based on a Schedule 13G/A filed with the SEC on February 3, 2022, on behalf of BlackRock, Inc. BlackRock, Inc. reports its address as 55 East 52nd Street, New York, New York 10055.
(2)	This information is based on our records through February 1, 2021. Includes 188,148 shares of common stock held by Robert Lyons. Also includes 30,336 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022.
(3)	Includes 228,591 shares of common stock held by Daniel Boncel. Also includes 361,805 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022.
(4)	Includes 5,861 shares of common stock held by Eric Armstrong.
(5)	Includes 765,075 shares of common stock held by Michael DiSanto. Also includes 890,764 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022.
(6)	Includes 8,612 shares of common stock held by Ajay Kapur.
(7)	Includes 48,185 shares of common stock held by Christine Cross. Also includes 79,132 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022.
(8)	Includes 6,929 shares of common stock held by Kathy Austin.
(9)	Includes 5,751 shares of common stock held by Ann-Lamar Tuten.
(10)	Includes 267,154 shares of common stock held by Walt Amaral.
(11)	Includes 295,206 shares of common stock held by Jeffrey T. Fisher.

(12)	Includes 30,601 shares of common stock held by David Peterschmidt.
(13)	Includes 100,174 shares of common stock held by Doug Bewsher.
(14)	Includes 107,836 shares of common stock held by Scott Genereux.
(15)	Includes 89,582 shares of common stock held by Marc DeBevoise.
(16)	Includes 60,489 shares of common stock held by Patricia Hadden.
(17)	Includes an aggregate of 1,362,037 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022.
Equity Compensation Plan Information
The following table provides information regarding our current equity compensation plans as of December 31, 2021 (shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,638	$3.45	13,039
Equity compensation plans not approved by security holders	791	$0.45	—

Total	13,429	$3.00	13,039

Item 13. Certain Relationships, Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Agreements with Directors and Executives
Limelight enters into compensation arrangements with its
non-executive
directors and executives. Limelight also enters into indemnification agreements with each director and officer that require Limelight to indemnify each individual for certain liabilities to which they may become subject as a result of their affiliation with Limelight to the fullest extent permitted by Delaware law, Limelight’s bylaws, and Limelight’s articles of incorporation.
Policies and Procedures for Related Party Transactions
The Limelight board has adopted a written policy requiring approval of certain transactions between Limelight and “related parties.” For purposes of the policy, a “related party” consists of executive officers or directors, any stockholder beneficially owning more than 5% of Limelight common stock, or immediate family members of any such persons. This policy is administered by the audit committee, and applies to any transaction or series of transactions in which Limelight (or any subsidiary) is a participant, the amount involved exceeds or is expected to exceed $120,000 in any calendar year, and any related party has a direct or indirect material interest.
The audit committee must review and approve in advance any related party transaction that exceeds or is expected to exceed $5,000. All of Limelight’s directors, officers and employees are required to report any related party transaction to the audit committee prior to its completion. A memorandum detailing Limelight’s related party transactions is provided to the audit committee every quarter. The audit committee reviews and approves the related party memorandum, and such approvals are documented in the audit committee’s meeting minutes in which the related party memorandum is presented. For 2021, there were no related party transactions.

Director Independence
For the information required by this item relating to the independence of our directors please see “
Board, Committee Composition, and Independence
” in Item 10 of this Amendment No. 1.
Item 14. Principal Accounting Fees and Services
Principal Accounting Fees
The following table presents the fees paid or accrued by Limelight for the audit and other services provided by EY for the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees (1)	$820,380	$855,000
Audit-Related Fees (2)	235,000	—
Tax Fees	53,045	85,663
All Other Fees (3)	3,600	351,980

Total Fees	$1,112,025	$1,292,643

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
one-time
procedures.
(2)	Includes fees associated with financial and tax due diligence in connection with acquisitions.
(3)	For 2021, “All Other Fees” include a fee for access to an accounting and reporting research tool. For 2020, “All Other Fees” include services in connection with Limelight senior notes offering and a fee for access to an accounting and reporting research tool.
Audit Committee
Pre-Approval
Policy
Prior to the initiation of any audit related or
non-audit
related service, the audit committee is presented with a proposal for such service and an estimate of the fees for pre-approval.
In the event the scope of the work requires changes from the initial proposal, the modified proposal is presented to the audit committee for pre-approval.
The requests for
pre-approvals
are presented to the audit committee at the time of the audit committee’s regularly scheduled meetings, or on an as-needed
basis. The audit committee has delegated to the Chair of the audit committee the authority to pre-approve
audit related and
non-audit
related services to be performed by our independent registered public accounting firm and associated fees on an as-needed
basis. Such
pre-approvals
are reported to the full audit committee at its next regularly scheduled meeting. Subsequent to our IPO in 2007, the audit committee has pre-approved
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents included in this Annual Report on Form
10-K.
(i)
Financial Statements.
See Item 8 - Financial Statements and Supplementary Data included in the Original Filing.
(ii)
Financial Schedules.
The schedule listed below was filed as part of the Original Filing:
Schedule II - Valuation and Qualifying Accounts*
All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.
(b)
Exhibits.
The exhibits required by Item 601 of Regulation
S-K
are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein by reference.

*	Previously filed with the Annual Report on Form 10-K filed with the SEC on February 17, 2022, which is being amended hereby.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among Limelight Networks, Inc., Moov Corporation, Mojo Merger Sub, Inc., Mojo Merger Sub, LLC, and Fortis Advisors Dated July 28, 2021	10-Q	001-33508	2.1	November 5, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-33508	3.1	June 14, 2011

3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	001-33508	3.2	February 19, 2013

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-141516	4.1	June 7, 2007

4.2	Description of Securities Registered Under Section 12 of the Exchange Act.	10-K	001-33508	4.2	February 12, 2021

4.3	Indenture between Limelight Networks, Inc. and U.S. Bank National Association dated July 27, 2020.	8-K	001-33508	4.1	July 27, 2020

4.4	Form of 3.50% Convertible Senior Notes due August 1, 2025 (included in Exhibit 4.3).	8-K	001-33508	4.2	July 27, 2020

4.5	Warrant to Purchase Common Stock issued to AlixPartners, LLP by Limelight Networks, Inc., dated April 27, 2021 CSW-1.	10-Q	001-33508	4.1	August 2, 2021

4.6	Warrant to Purchase Common Stock issued to AlixPartners, LLP by Limelight Networks, Inc., dated April 27, 2021 CSW-2.	10-Q	001-33508	4.2	August 2, 2021

10.1	Form of Indemnification Agreement for directors and officers.	S-1	333-141516	10.1	June 7, 2007

10.2	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.	S-1	333-141516	10.2	June 7, 2007

10.3	2007 Equity Incentive Plan and form of agreement thereunder.	S-1	333-141516	10.3	June 7, 2007

10.3.01	Amended and Restated 2007 Equity Incentive Plan of Limelight Networks.	10-Q	001-33508	10.3.01	October 27, 2016

10.4	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.	S-1	333-141516	10.12	June 7, 2007

10.5	Master Executive Bonus and Management Bonus Plan.	8-K	001-33508	99.1	May 19, 2009

10.6	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.	Schedule TO	005-83730	(a)(1)(I)	May 15, 2008

10.7	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.	Schedule TO	005-83730	(a)(1)(J)	May 15, 2008

10.10	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.	10-K	001-33508	10.21	March 1, 2013

10.10.01	First Amendment to Employment agreement between the Registrant and Robert A. Lento dated as of February 23, 2016.	10-Q	001-33508	10.1	April 18, 2016

10.10.01	Transition Agreement, Amendment to Employment Agreement, and Release between the Registrant and Robert Lento dated January 19, 2021.	10-K	001-33508	10.10.01	February 12, 2021

10.11	Employment Agreement between the Registrant and Daniel Boncel dated July 1, 2020.	10-Q	001-33508	10.3	July 20, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.12	Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.	10-Q	001-33508	10.23	August 8, 2013

10.12.01	Amendment 1 to the Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.	S-8	333-231194	10.1	May 3, 2019

10.13	Employment Agreement between the Registrant and Sajid Malhotra dated March 24, 2014.	10-K	001-33508	10.17	February 17, 2015

10.13.01	Amendment to Employment Agreement between the Registrant and Sajid Malhotra dated June 18, 2015.	8-K	001-33508	10.2	June 19, 2015

10.13.02	Second Amendment to Employment agreement between the Registrant and Sajid Malhotra dated as of February 23, 2016.	10-Q	001-33508	10.2	April 28, 2016

10.13.03	Transition Agreement, Amendment to Employment Agreement, and Release between the Registrant and Sajid Malhotra dated as of November 11, 2020.	10-K	001-33508	10.13.03	February 12, 2021

10.14	Employment Agreement between the Registrant and Michael DiSanto effective April 1, 2015.	10-Q	001-33508	10.2	May 1, 2015

10.14.01	Second Amendment to Employment agreement between the Registrant and Michael D. DiSanto dated as of February 23, 2016.	10-Q	001-33508	10.5	April 28, 2016

10.15	Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.	8-K	001-33508	10.1	November 3, 2015

10.15.01	Second Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 25, 2016.	10-Q	001-33508	10.19.01	October 27, 2016

10.15.02	Third Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 17, 2017.	10-K	001-33508	10.16	February 8, 2018

10.15.03	Fourth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated February 27, 2018.	10-Q	001-33508	10.01	April 20, 2018

10.15.04	Fifth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated April 22, 2020.	10-Q	001-33508	10.15.04	April 24, 2020

10.15.05	Sixth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated July 22, 2020.	8-K	001-33508	10.1	July 23, 2020

10.15.06	Seventh Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated December 23, 2020.	10-K	001-33508	10.15.06	February 12, 2021

10.15.07	Eighth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 7, 2021.	10-K	001-33508	10.15.07	February 17, 2022

10.16	Employment Agreement between the Registrant and Kurt Silverman dated August 20, 2013.	10-K	001-33508	10.17	February 17, 2017

10.16.01	First Amendment to Employment agreement between the Registrant and Kurt Silverman dated as of February 23, 2016.	10-Q	001-33508	10.4	April 28, 2016

10.16.02	Transition Agreement and Release between the Registrant and Kurt Silverman dated as of September 3, 2020.	10-Q	001-33508	10.3	October 23, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.17	Employment Agreement between the Registrant and Christine Cross dated May 11, 2020.	10-K	001-33508	10.17	February 12, 2021

10.18	Patent Sublicense Agreement dated August 1, 2016.	8-K	001-33508	10.1	August 1, 2016

10.19	Employment Agreement between the Registrant and Tom Marth dated November 21, 2018.	10-K	001-33508	10.16	January 31, 2019

10.19.01	Transition and Employment Agreement between the Registrant and Tom Marth dated March 16, 2021.	10-Q	001-33508	10.1	April 30, 2021

10.20	Form of Capped Call Transaction Confirmation.	8-K	001-33508	10.1	July 27, 2020

10.21	Employment Agreement between the Registrant and Robert Lyons dated January 19, 2021.	10-K	001-33508	10.21	February 12, 2021

21.1*	List of subsidiaries of the Registrant.	10-K	001-33508	21.1	February 17, 2022

23.1	Consent of Ernst & Young LLP (PCAOB ID: 42, Phoenix, Arizona), Independent Registered Public Accounting Firm.	10-K	001-33508	23.1	February 17, 2022

24.1	Power of Attorney.	10-K	001-33508	24.1	February 17, 2022

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-33508	31.1	February 17, 2022

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-33508	31.2	February 17, 2022

31.3	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.4	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-33508	32.1	February 17, 2022

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-33508	32.2	February 17, 2022

101.INS	INLINE XBRL INSTANCE DOCUMENT.

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extensions)

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

LIMELIGHT NETWORKS, INC.

Date: May 2, 2022	By:	/S/ DANIEL R. BONCEL
Daniel R. Boncel Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)