Form 10-Q
period 2022-06-30
Edgio, Inc.
filed 2022-08-09
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                          to
Commission file number 001-33508

EDGIO, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1677033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2220 W. 14th Street,
Tempe, AZ 85281
(Address of principal executive offices, including Zip Code)
(602) 850-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act;

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EGIO	Nasdaq
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of August 4, 2022: 219,713,284 shares.

EDGIO, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2022

Special Note Regarding Forward-Looking Statement
On June 15, 2022, we changed our corporate name from Limelight Networks, Inc. to Edgio, Inc. (“Edgio”). We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Quarterly Report on Form 10-Q. Beginning on June 15, 2022, our common stock is traded on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbol "EGIO".
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

Unless expressly indicated or the context requires otherwise, the terms "Edgio," "we," "us," and "our" in this document refer to Edgio, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. All information is presented in thousands, except per share amounts, client count, headcount and where specifically noted.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Edgio, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,175	$41,918
Marketable securities	22,158	37,367
Accounts receivable, net	108,445	42,217
Income taxes receivable	58	61
Prepaid expenses and other current assets	32,107	13,036
Total current assets	217,943	134,599
Property and equipment, net	106,059	33,622
Operating lease right of use assets	7,124	6,338
Marketable securities, less current portion	40	40
Deferred income taxes	2,866	1,893
Goodwill	163,489	114,511
Intangible assets, net	72,655	14,613
Other assets	7,334	5,485
Total assets	$577,510	$311,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,800	$11,631
Deferred revenue	4,790	3,266
Operating lease liability obligations	4,755	1,861
Income taxes payable	262	873
Other current liabilities	75,391	19,292
Total current liabilities	104,998	36,923
Convertible senior notes, net	122,202	121,782
Operating lease liability obligations, less current portion	11,352	9,616
Deferred income taxes	100	308
Deferred revenue, less current portion	1,530	116
Other long-term liabilities	716	777
Total liabilities	240,898	169,522
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 219,706 and 134,337 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	220	134
Common stock contingent consideration	16,900	—
Additional paid-in capital	793,522	576,807
Accumulated other comprehensive loss	(11,413)	(8,345)
Accumulated deficit	(462,617)	(427,017)
Total stockholders’ equity	336,612	141,579
Total liabilities and stockholders’ equity	$577,510	$311,101

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$74,312	$48,348	$132,270	$99,543
Cost of revenue:
Cost of services (1)	46,088	32,976	81,157	66,021
Depreciation — network	5,903	5,929	10,992	11,608
Total cost of revenue	51,991	38,905	92,149	77,629
Gross profit	22,321	9,443	40,121	21,914
Operating expenses:
General and administrative	26,927	7,515	42,760	20,412
Sales and marketing	10,946	5,784	18,573	15,631
Research and development	12,161	5,187	21,738	11,315
Depreciation and amortization	1,508	549	2,540	1,089
Restructuring charges	4,368	2,155	5,066	9,028
Total operating expenses	55,910	21,190	90,677	57,475
Operating loss	(33,589)	(11,747)	(50,556)	(35,561)
Other income (expense):
Interest expense	(1,315)	(1,305)	(2,628)	(2,591)
Interest income	33	42	60	87
Other, net	(1,146)	(440)	(1,859)	(655)
Total other expense	(2,428)	(1,703)	(4,427)	(3,159)
Loss before income taxes	(36,017)	(13,450)	(54,983)	(38,720)
Income tax (benefit) expense	(19,589)	248	(19,383)	507
Net loss	$(16,428)	$(13,698)	$(35,600)	$(39,227)

Net loss per share:
Basic	$(0.11)	$(0.11)	$(0.25)	$(0.31)
Diluted	$(0.11)	$(0.11)	$(0.25)	$(0.31)

Weighted average shares used in per share calculation:
Basic	151,776	126,050	143,652	125,170
Diluted	151,776	126,050	143,652	125,170

(1) Cost of services excludes amortization related to intangibles, including technology, customer relationships, and trade names, which are included in depreciation and amortization

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(16,428)	$(13,698)	$(35,600)	$(39,227)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investments	55	18	(33)	29
Foreign currency translation (loss) gain	(2,464)	479	(3,035)	(483)
Other comprehensive (loss) income	(2,409)	497	(3,068)	(454)
Comprehensive loss	$(18,837)	$(13,201)	$(38,668)	$(39,681)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended June 30, 2022

	Common Stock
	Shares	Amount	Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance March 31, 2022	138,178	$138	$—	$590,249	$(9,004)	$(446,189)	$135,194
Net loss	—	—	—	—	—	(16,428)	(16,428)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	—	55	—	55
Foreign currency translation adjustment, net of taxes	—	—	—	—	(2,464)	—	(2,464)
Exercise of common stock options	57	—	—	57	—	—	57
Vesting of restricted stock units	544	1	—	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(170)	—	—	(524)	—	—	(524)
Issuance of common stock under employee stock purchase plan	280	—	—	728	—	—	728
Share-based compensation	—	—	—	5,595	—	—	5,595
Capital contributions	—	—	—	1,884	—	—	1,884
Issuance of common stock for business acquisition	76,925	77	—	186,119	—	—	186,196
Common stock contingent consideration related to business acquisition	—	—	16,900	—	—	—	16,900
Issuance of common stock for employee compensation arrangements	3,892	4	—	9,415	—	—	9,419
Balance June 30, 2022	219,706	$220	$16,900	$793,522	$(11,413)	$(462,617)	$336,612

For the Three Months Ended June 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance March 31, 2021	125,248	$125	$545,516	$(8,462)	$(397,785)	$139,394
Net loss	—	—	—	—	(13,698)	(13,698)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	18	—	18
Foreign currency translation adjustment, net of taxes	—	—	—	479	—	479
Exercise of common stock options	777	1	1,699	—	—	1,700
Vesting of restricted stock units	461	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(136)	—	(427)	—	—	(427)
Issuance of common stock under employee stock purchase plan	355	—	913	—	—	913
Share-based compensation	—	—	2,505	—	—	2,505
Balance June 30, 2021	126,705	$127	$550,205	$(7,965)	$(411,483)	$130,884

For the Six Months Ended June 30, 2022

	Common Stock
	Shares	Amount	Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2021	134,337	$134	$—	$576,807	$(8,345)	$(427,017)	$141,579
Net loss	—	—	—	—	—	(35,600)	(35,600)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(33)	—	(33)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(3,035)	—	(3,035)
Exercise of common stock options	3,195	3	—	8,040	—	—	8,043
Vesting of restricted stock units	1,522	2	—	(2)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(488)	—	—	(1,809)	—	—	(1,809)
Issuance of common stock under employee stock purchase plan	280	—	—	728	—	—	728
Share-based compensation	—	—	—	12,340	—	—	12,340
Capital contributions	—	—	—	1,884	—	—	1,884
Issuance of common stock for business acquisition	76,968	77	—	186,119	—	—	186,196
Common stock contingent consideration related to business acquisition	—	$—	$16,900	$—	$—	$—	$16,900
Issuance of common stock for employee compensation arrangements	3,892	$4	$—	$9,415	$—	$—	$9,419
Balance June 30, 2022	219,706	$220	$16,900	$793,522	$(11,413)	$(462,617)	$336,612
For the Six Months Ended June 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2020	123,653	$124	$556,512	$(7,511)	$(373,933)	$175,192
Cumulative effect of adoption of new accounting pronouncement	—	—	(21,733)	—	1,677	(20,056)
Net loss	—	—	—	—	(39,227)	(39,227)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	29	—	29
Foreign currency translation adjustment, net of taxes	—	—	—	(483)	—	(483)
Exercise of common stock options	1,935	2	4,545	—	—	4,547
Vesting of restricted stock units	1,094	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(332)	—	(1,098)	—	—	(1,098)
Issuance of common stock under employee stock purchase plan	355	—	913	—	—	913
Share-based compensation	—	—	11,067	—	—	11,067
Balance June 30, 2021	126,705	$127	$550,205	$(7,965)	$(411,483)	$130,884
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(35,600)	$(39,227)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,532	12,697
Share-based compensation	14,303	12,820
Foreign currency remeasurement loss	683	186
Deferred income taxes	(19,280)	(81)
Gain on sale of property and equipment	(10)	(107)
Accounts receivable charges	278	847
Amortization of premium on marketable securities	484	1,182
Noncash interest expense	420	400
Changes in operating assets and liabilities, net of amounts acquired in business combinations:
Accounts receivable	(17,956)	5,962
Prepaid expenses and other current assets	(4,625)	439
Income taxes receivable	(555)	10
Other assets	1,126	912
Accounts payable and other current liabilities	26,671	6,732
Deferred revenue	1,867	(357)
Income taxes payable	(603)	141
Other long-term liabilities	(57)	(111)
Net cash (used in) provided by operating activities	(19,322)	2,445
Investing activities
Purchases of marketable securities	(8,179)	(31,411)
Sale and maturities of marketable securities	22,871	31,715
Purchases of property and equipment	(18,325)	(9,614)
Proceeds from sale of property and equipment	10	107
Cash acquired in acquisition of business	30,866	—
Net cash provided by (used in) investing activities	27,243	(9,203)
Financing activities
Payment of debt issuance costs	—	(30)
Payments of employee tax withholdings related to restricted stock vesting	(1,809)	(1,098)
Proceeds from employee stock plans	8,771	5,460
Net cash provided by financing activities	6,962	4,332
Effect of exchange rate changes on cash and cash equivalents	(1,626)	(304)
Net increase (decrease) in cash and cash equivalents	13,257	(2,730)
Cash and cash equivalents, beginning of period	41,918	46,795
Cash and cash equivalents, end of period	$55,175	$44,065
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,208	$2,262
Cash paid during the period for income taxes, net of refunds	$1,002	$440
Common stock issued in connection with acquisition of business	$186,146	$—
Common stock contingent consideration related to business combination	$16,900	$—
Common stock issued for employee compensation arrangements	$9,419	$—
Property and equipment remaining in accounts payable and other current liabilities	$1,100	$1,552

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2022
1. Nature of Business
Edgio, Inc., a provider of content delivery services, edge security, video services, AppOps and Jamstack application architecture, provides powerful tools to optimize and deliver digital experiences. Edgio offers one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure and reliable.
We were incorporated in Delaware in 2003, and have operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. We began international operations in 2004. On June 15, 2022, we changed our corporate name from Limelight Networks, Inc. to Edgio, Inc.
On June 15, 2022, Edgio completed the acquisition (the "Edgecast Acquisition") of all of the outstanding shares of common stock of Edgecast Inc., a California corporation (“Edgecast”), and certain Edgecast-related businesses and assets from College Parent, L.P., a Delaware limited partnership (“College Parent”), for total purchase consideration of $203,046. The total purchase consideration included 76,920 shares of our common stock. Edgecast is a leading provider of edge security, content delivery and video services. Edgio accounted for the acquisition in accordance with ASC 805, Business Combinations, which requires the asset acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim periods presented and of a normal recurring nature. This quarterly report on Form 10-Q should be read in conjunction with our audited financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2021. All information is presented in thousands, except per share amounts and where specifically noted.
The consolidated financial statements include accounts of Edgio and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain other reclassifications have been made to prior year amounts to conform to the current year presentation.
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
For contracts that contain minimum commitments over the contractual term, not subject to the variable consideration exception, we estimate an amount of variable consideration by using the expected value method. We include estimates of variable consideration in revenue only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period. We believe that the expected value method is the most appropriate estimate of the amount of variable consideration. These clients have entered into contracts with contract terms generally from one to four years. As of June 30, 2022, we have approximately $4,615 of remaining unsatisfied performance obligations. We recognized revenue of approximately $1,402 and $2,455, respectively, during the three months ended June 30, 2022 and 2021, related to these types of contracts with our clients. During the six months ended June 30, 2022 and 2021, we recognized revenue of approximately $2,808 and $4,356, respectively, related to these types of contracts with our clients. We expect to recognize approximately 76% of the remaining unsatisfied performance obligations in 2022, approximately 22% in 2023, and approximately 2% in 2024. In addition, we have deferred revenue of approximately $346 as of June 30, 2022 which represents our aggregate remaining performance obligations for services that have been invoiced, but not yet provided to the client and will be recognized as revenue in the period in which the performance obligations are satisfied. We expect to recognize approximately 85% of the remaining unsatisfied performance obligations in 2022, and approximately 15% in 2023.
3. Business Acquisitions
Edgecast Acquisition
On June 15, 2022, we closed the acquisition of 100% of the equity interests of Edgecast for total purchase consideration of $203,046.
The following table presents the allocation of the purchase price for Edgecast:

Consideration:
Common stock	$195,565
Common stock - contingent consideration	16,900
Less: Consideration allocated to employee compensation arrangements	(9,419)
Total consideration allocated to Edgecast Acquisition	$203,046
The purchase price was defined within the purchase agreement as $270,000 in Edgio common stock at a reference price of $4.1168 (determined using a 30 day VWAP of Edgio’s common stock price prior to the execution of the purchase agreement), and adjustments for customary working capital adjustments. The fair value of our common stock consideration of 80,812 shares, is based on the closing price of our common stock of $2.42 per share on the acquisition closing date. Inclusive within the 76,920 shares, and pursuant to the purchase agreement, Edgio issued 7,287 shares of common stock in exchange for cash from College Parent of $30,000. As the economic substance of this issuance was to provide additional cash to Edgecast for liabilities that existed prior to the business combination and the transaction occurred on June 15, 2022, Edgio concluded that this was part of the business combination, and therefore, should be considered as part of the consideration transferred in exchange for the acquisition of Edgecast. Purchase consideration was also adjusted for employee compensation arrangements accounted for as separate transactions as further discussed below.
The purchase agreement contains an “earn-out” or contingent consideration provision in the event that the price of our common stock exceeds certain thresholds during the period ending on the third anniversary of the acquisition date of the transaction (the “Earnout Period”), Edgio will be required to issue approximately up to an additional 12,685 shares of our common stock to College Parent (the “common stock contingent consideration”). If during the Earnout Period, the closing share price of our common stock exceeds the following share prices for 10 trading days in any 30 consecutive trading day period the following number of shares of our common stock will be issued: (a) approximately 5,398 shares of our common stock if the closing share price of our common stock exceeds $6.1752 per share, (b) approximately 4,048 shares of our common stock if the closing share price of our common stock exceeds $8.2336 per share, and (c) approximately 3,239 shares of our common stock if the closing share price of our common stock exceeds $10.2920 per share. Edgio estimated that the fair value of the common stock contingent consideration, with the assistance of a third-party valuation specialist using a Monte Carlo simulation, and concluded it was $16,900 as of the acquisition date.

As a result of the Edgecast Acquisition, certain cash awards that existed for Edgecast’s employees require the transferred employee to provide services to Edgio in the post-combination period in order for the cash award to be earned. When the awards are earned, Edgio will pay the employees the amount earned and subsequently be reimbursed by College Parent or College Parent will directly pay the employee the amount earned. Edgio considered whether the employee awards are part of the Edgecast Acquisition, and part of purchase consideration, or separate transactions, and not part of purchase accounting. Under ASC 805, a transaction entered into by or on behalf of the acquirer or primarily for the benefit of the acquirer or the combined entity, rather than primarily for the benefit of the acquiree (or its former owners) before the combination, is likely to be a separate transaction. The employee awards represent compensation for post-combination services rendered to Edgio and the reimbursement right was initiated by Edgio for the future economic benefit of the combined entity. Accordingly, Edgio concluded the employee awards represent transactions separate from the Edgecast Acquisition. Edgio allocated $9,419 of the total consideration transferred to College Parent to the employee compensation arrangements based on the post-combination fair value of the employee awards. As service is required to be rendered for the award to be earned, Edgio will recognize expense as the employee performs service. The employee compensation arrangements related to post-combination services and the related reimbursement right resulted in the recognition of $6,573 in prepaid expenses and other current assets and $2,846 in other assets on June 15, 2022.
During the three and six months ended June 30, 2022, Edgio recorded $997 in compensation expense to the unaudited consolidated statements of operations as a result of the employee compensation arrangements. The employee compensation arrangements are time-based vesting only and the unrecognized compensation expense is $8,422 as of June 30, 2022, of which $5,099 is expected to be recognized during the remainder of 2022, $2,848 in 2023, and the remainder thereafter.
College Parent and it's related affiliates qualify as a related party following the close of the Edgecast Acquisition. As of June 30, 2022, Edgio recorded a receivable from College Parent and its affiliates of $11,303 related to reimbursement for certain compensation and severance plans. Trade accounts receivable were immaterial as of June 30, 2022. Revenue from College Parent and its affiliates were immaterial for the three and six months ended June 30, 2022. Expenses related to transition service agreements were also immaterial for the three and six months ended June 30, 2022.
The Edgecast Acquisition was accounted for under the acquisition method of accounting and the operating results of Edgecast have been included in our consolidated financial statements as of the acquisition date. Under the acquisition method of accounting, the aggregate amount of consideration paid by us was allocated to Edgecast’s net tangible assets and intangible assets based on their estimated fair values as of the acquisition date. The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon our conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill, which is non-deductible for tax purposes, represents expected synergies and the assembled workforce at the time of the acquisition.
The following table summarizes the preliminary allocation of the purchase consideration to the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired:

Cash (inclusive of 30,000 as described above)	$30,037
Accounts receivable, net	48,553
Prepaid expenses and other current assets	6,669
Property and equipment	68,066
Operating lease right of use assets	1,365
Goodwill	50,938
Intangible assets
Customer relationships	11,000
Technology	49,000
Other assets	393
Total assets acquired	266,021
Accounts payable and accrued liabilities	6,917
Deferred revenue	1,060
Operating lease liability obligations	3,071
Other current liabilities	30,955
Operating lease liability obligations, less current portion	2,531
Deferred income taxes	18,433
Deferred revenue, less current portion	8
Total liabilities	62,975
Total purchase consideration	$203,046
The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and certain amounts noted above are preliminary and subject to change during the measurement period as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The primary preliminary estimates that are not yet finalized relate to certain assets and liabilities assumed, identifiable intangible assets, deferred income taxes and residual goodwill. Edgio expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The fair value of acquired property and equipment was valued using the market approach and indirect cost approach and primarily consists of computer and networking equipment. The weighted-average depreciation period for the acquired property and equipment was 2.9 years at the acquisition date. The fair value of the acquired intangible assets were determined as follows, customer relationships, utilizing the excess earnings method, and technology, utilizing the relief from royalty method. The weighted-average amortization period of the acquired intangible assets was 8.5 years for customer relationships and 4.0 years for technology at the acquisition date. The deferred income tax liability was $18,433, primarily as a result of the fair value attributable to the identifiable intangible assets.
During the three and six months ended June 30, 2022, Edgecast represented $12,774 of our total revenue and $13 of income included in our consolidated net loss.
Transaction costs incurred by us in connection with the Edgecast Acquisition were $14,139 and $19,382 for the three and six months ended June 30, 2022, respectively, and were recorded within general and administrative expenses in our unaudited consolidated statements of operations.
Unaudited Pro Forma Financial Information
The following unaudited pro forma combined financial information presents combined results of Edgio and Edgecast as if the acquisition of Edgecast has occurred on January 1, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$142,577	$130,277	$278,802	$267,104
Net loss	$(24,832)	$(38,943)	$(59,533)	$(98,301)

These unaudited pro forma combined financial statements include adjustments to reflect fair value adjustments related to property and equipment depreciation, customer relationships and technology amortization, compensation expense related to the employee compensation arrangements, exclusion of interest income related to loan receivables settled at the acquisition date, and the effects of the adjustments on income taxes and net loss. Additionally, the pro forma adjustments include adjustments to reflect non-recurring transaction costs of $14,139 and $19,382, incurred in the three and six months ended June 30, 2022, respectively, and non-recurring restructuring charges of $3,714 incurred in the three and six months ended June 30, 2022, as of the beginning of the comparable prior reporting period.
The pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the acquisition of Edgecast been completed at the beginning of the fiscal year 2021, nor is it representative of future operating results of Edgio.
Moov Acquisition
In September 2021, we closed the acquisition of 100% of the equity interests of Moov Corporation (“Moov”), a California corporation doing business as Layer0, a sub-scale SaaS based application acceleration and developer support platform, for total purchase consideration of $52,487. The total purchase consideration included $34,054 in cash, and 6,878 shares of our common stock valued at $18,433 at the acquisition date.
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
The following table summarizes the allocation of the purchase consideration to the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired:

Cash	$3,130
Accounts receivable	2,514
Prepaid expenses and other current assets (a)	1,171
Goodwill (a)	35,550
Intangible assets:
Trade name	91
Customer relationships	7,090
Technology	8,480
Total assets acquired	58,026
Accounts payable and accrued liabilities	2,432
Deferred revenue	3,107
Total liabilities	5,539
Total purchase consideration	$52,487
(a) During the first quarter of 2022, we identified measurement period adjustments related to preliminary fair value estimates. The total adjustment was an increase to prepaid expenses and other current assets of $860 and a decrease to goodwill of $860. During the second quarter of 2022, we identified measurement period adjustments related to preliminary fair value estimates. The total adjustment of $38 was due to an increase to prepaid expenses and other current assets and a decrease to goodwill of $38.
Certain amounts noted above are preliminary and subject to change during the respective measurement period (up to one year from the acquisition date) as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The remaining items to be finalized relate to the calculation of non-income based taxes and residual goodwill.

4. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at June 30, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	10,883	—	53	10,830
Municipal securities	11,349	—	21	11,328
Total marketable securities	$22,272	$—	$74	$22,198
The amortized cost and estimated fair value of marketable securities at June 30, 2022, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$22,232	$—	$74	$22,158
Due after one year and through five years	40	—	—	40
Total marketable securities	$22,272	$—	$74	$22,198
The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	18,297	—	38	18,259
Municipal securities	19,117	—	9	19,108
Total marketable securities	$37,454	$—	$47	$37,407
The amortized cost and estimated fair value of marketable securities at December 31, 2021, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$37,209	$—	$47	$37,162
Due after one year and through five years	245	—	—	245
Total marketable securities	$37,454	$—	$47	$37,407
5. Accounts Receivable, net
    Accounts receivable, net include:

	June 30,	December 31,
	2022	2021
Accounts receivable	$110,828	$43,887
Less: credit allowance	(170)	(170)
Less: allowance for doubtful accounts	(2,213)	(1,500)
Total accounts receivable, net	$108,445	$42,217
    The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the six months ended June 30, 2022 and the twelve months ended December 31, 2021:

	Six Months Ended	Twelve Months Ended
	June 30, 2022	December 31, 2021
Beginning of period	$1,500	$1,012
Provision for credit losses	1,080	1,082
Write-offs	(367)	(594)
End of period	$2,213	$1,500
6. Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets include:

	June 30,	December 31,
	2022	2021
Prepaid bandwidth and backbone	$2,446	$1,754
VAT receivable	6,575	4,781
Prepaid expenses and insurance	8,199	1,975
Vendor deposits and other	14,887	4,526
Total prepaid expenses and other current assets	$32,107	$13,036
7. Property and Equipment, net
    Property and equipment, net include:

	June 30,	December 31,
	2022	2021
Network equipment	$176,610	$123,915
Computer equipment and software	9,743	7,107
Furniture and fixtures	6,022	1,406
Leasehold improvements	6,337	6,454
Other equipment	17	18
Total property and equipment	198,729	138,900
Less: accumulated depreciation	(92,670)	(105,278)
Total property and equipment, net	$106,059	$33,622
    Cost of revenue depreciation expense related to property and equipment was approximately $5,903 and $5,929, for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, cost of revenue depreciation expense related to property and equipment was approximately $10,992 and $11,608, respectively.
    Operating expense depreciation and amortization expense related to property and equipment was approximately $1,508 and $549, for the three months ended June 30, 2022 and 2021, respectively. Operating expense depreciation and amortization expense related to property and equipment was approximately $2,540 and $1,089, for the six months ended June 30, 2022 and 2021, respectively.
8. Goodwill and Other Intangible Assets
We have recorded goodwill as a result of past business acquisitions. We review goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit as of June 30, 2022.
The changes in the carrying amount of goodwill for the six months ended June 30, 2022, were as follows:

Balance, December 31, 2021	$114,511
Foreign currency translation adjustment	(1,062)
Measurement period adjustments - Moov acquisition	(898)
Acquisition of Edgecast	50,938
Balance, June 30, 2022	$163,489
Intangible assets consist of the following as of June 30, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(25)	$66
Client relationships	18,090	(1,227)	16,863
Technology	57,480	(1,754)	55,726
Total other intangible assets	$75,661	$(3,006)	$72,655
Aggregate expense related to amortization of other intangible assets for the three and six months ended June 30, 2022 was approximately $1,172 and $1,958, respectively. There was no amortization expense for the three and six months ended June 30, 2021. There were no impairment charges incurred in the periods presented.
As of June 30, 2022, the weighted-average remaining useful lives of our acquired intangible assets were 2.2 years for trade name, 7.0 years for client relationships, and 4.0 years for technology, and 4.7 years in total, for all acquired intangible assets.
As of June 30, 2022, future amortization expense related to our other intangible assets is expected to be recognized as follows:

Remainder of 2022	$8,526
2023	16,694
2024	16,684
2025	16,664
2026	8,991
Thereafter	5,096
Total	$72,655
9. Other Current Liabilities
    Other current liabilities include:

	June 30,	December 31,
	2022	2021
Accrued compensation and benefits	$9,583	$5,131
Accrued cost of revenue	30,855	5,714
Accrued interest payable	1,823	1,823
Restructuring charges	1,964	415
Accrued legal fees	488	233
Other accrued expenses	30,678	5,976
Total other current liabilities	$75,391	$19,292
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
As of June 30, 2022, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible. The Notes are classified as long-term debt on our consolidated balance sheet as of June 30, 2022, and December 31, 2021.
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
The net carrying amount of the liability and equity components of the Notes was as follows:

	June 30,	December 31,
	2022	2021
Liability component:
Principal	$125,000	$125,000
Unamortized transaction costs	(2,798)	(3,218)
Net carrying amount	$122,202	$121,782
Interest expense recognized related to the Notes was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Contractual interest expense	$1,094	$1,094	$2,188	$2,165
Amortization of transaction costs	211	201	420	400
Total	$1,305	$1,295	$2,608	$2,565
As of June 30, 2022, and December 31, 2021, the estimated fair value of the Notes was $113,044 and $119,363, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.
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
    As of June 30, 2022, and December 31, 2021, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000 and $20,000, respectively.
As of June 30, 2022, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended June 30, 2022 and 2021, there was no interest expense and fees expense and amortization was $10 and $10, respectively. During the six months ended June 30, 2022 and 2021, there was no interest expense and fees expense and amortization was $20 and $26, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of the voting stock of each such foreign subsidiary.
We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of June 30, 2022, we were in compliance with our covenant under the Credit Agreement.
11. Restructuring Charge
During the third quarter of 2021, management committed to restructure certain parts of the company to align our workforce and facility requirements with our continued investment in the business as we focus on cost efficiencies, improved growth and profitability. As a result, certain facilities, right of use assets, outside service contracts and professional fees were incurred. During the second quarter of 2022, management committed to a separate action to restructure certain parts of the company to focus on improved profitability. As a result, certain head count reductions were implemented. During the three and six months ended June 30, 2022, we incurred $4,368 and $5,066, respectively, of costs related to these restructuring plans. We expect approximately $2,000 of additional costs related primarily to consulting fees to restructure our datacenter architecture over the next 18 months.
The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our consolidated balance sheet) during the six months ended June 30, 2022 (in thousands):
2022 Restructuring Charges

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Professional Fees and Other	Total
Balance as of December 31, 2021	$235	$—	$180	$—	$415
Costs incurred (recorded in restructuring charge)	(95)	—	791	2	698
Cash disbursements	(140)	—	(687)	(2)	(829)
Non-cash charges, other adjustments	—	—	3	—	3
Balance as of March 31, 2022	$—	$—	$287	$—	$287
Costs incurred (recorded in restructuring charge)	3,714	—	654	—	4,368
Cash disbursements	—	—	(807)	—	(807)
Non-cash charges, other adjustments	(1,884)	—	—	—	(1,884)
Balance as of June 30, 2022	$1,830	$—	$134	$—	$1,964
The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our consolidated balance sheet) during the six months ended June 30, 2021 (in thousands):
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
12. Contingencies
Legal Matters
We are subject to various other legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows and accordingly, no material legal contingencies were accrued as of June 30, 2022 and December 31, 2021. Litigation relating to the content delivery services industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
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
13. Net Loss per Share
    We calculate basic and diluted loss per weighted average share. We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic loss per share. Diluted loss per share includes the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans in the weighted-average number of shares of common stock outstanding.
    The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(16,428)	$(13,698)	$(35,600)	$(39,227)
Basic weighted average outstanding shares of common stock	151,776	126,050	143,652	125,170
Basic weighted average outstanding shares of common stock	151,776	126,050	143,652	125,170
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	—	—	—
Diluted weighted average outstanding shares of common stock	151,776	126,050	143,652	125,170
Basic net loss per share	$(0.11)	$(0.11)	$(0.25)	$(0.31)
Diluted net loss per share:	$(0.11)	$(0.11)	$(0.25)	$(0.31)
    For the three and six months ended June 30, 2022 and 2021, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee stock purchase plan	118	95	118	95
Stock options and warrants	1,859	2,119	2,524	2,758
Restricted stock units	5,097	548	5,531	841
Convertible senior notes	14,654	14,654	14,654	14,654
Contingently issuable shares (1)	12,685	—	12,685	—
	34,413	17,416	35,512	18,348
(1) Represents common stock contingent consideration related to the Edgecast Acquisition.
14. Stockholders’ Equity
Common Stock
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. We did not purchase any shares during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there remained $21,200 under this share repurchase program.

Amended and Restated Equity Incentive Plan
    We established the 2007 Equity Incentive Plan, or the 2007 Plan, which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan, or the Restated 2007 Plan, which amended and restated the 2007 Plan. Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the plan to April 2026. There was no increase in the aggregate number of shares available for issuance. The total number of shares available to be issued under the Restated 2007 Plan as of June 30, 2022 was approximately 16,211.
2021 Inducement Plan
In November 2021, we adopted the Inducement Plan pursuant to which we reserved 11,000 shares of common stock, to be used exclusively for grants of equity-based awards to highly qualified prospective officers and employees who are not currently our employees, as an inducement material to the individual's entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The Inducement Plan was adopted by our board of directors without stockholder approval pursuant to Rule 5634(c)(4) of the Nasdaq Listing Rules. We have issued 10,477 shares under the Inducement Plan as of June 30, 2022.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan ("ESPP"), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three and six months ended June 30, 2022, we issued 280 shares under the ESPP. Total cash proceeds from the purchase of shares under the ESPP was approximately $730. As of June 30, 2022, shares reserved for issuance to employees under this plan totaled 2,769, and we held employee contributions of $232 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
    Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at June 30, 2022. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of June 30, 2022, the board of directors had not adopted any resolutions for the issuance of preferred stock.
15. Accumulated Other Comprehensive Loss
    Changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2022, was as follows:

	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2021	$(8,296)	$(49)	$(8,345)
Other comprehensive (loss) gain before reclassifications	(3,035)	(33)	(3,068)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) gain	(3,035)	(33)	(3,068)
Balance, June 30, 2022	$(11,331)	$(82)	$(11,413)

16. Share-Based Compensation
    The following table summarizes the components of share-based compensation expense included in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation expense by type:
Stock options and warrants	$636	$1,341	$1,170	$7,251
Restricted stock units	6,412	2,875	12,768	5,279
ESPP	243	42	365	290
Total share-based compensation expense	$7,291	$4,258	$14,303	$12,820
Share-based compensation expense:
Cost of services	$326	$458	$734	$704
General and administrative expense	2,166	1,874	4,269	7,902
Sales and marketing expense	1,376	395	2,557	958
Research and development expense	3,423	614	6,743	985
Restructuring charge	—	917	—	2,271
Total share-based compensation expense	$7,291	$4,258	$14,303	$12,820
    Unrecognized share-based compensation expense totaled approximately $34,643 at June 30, 2022, of which $2,973 related to stock options and $31,670 related to restricted stock units. Unrecognized share-based compensation includes both time-based and performance-based equity. We currently expect to recognize share-based compensation expense of $10,113 during the remainder of 2022, $18,231 in 2023, and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at June 30, 2022.
17. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of June 30, 2022.

Right-of-use assets	$7,124

Lease liability obligations, current	$4,755
Lease liability obligations, less current portion	11,352
Total lease liability obligations	$16,107

Weighted-average remaining lease term	5.7 years

Weighted-average discount rate	5.05%
During the three and six months ended June 30, 2022, operating lease costs were immaterial.
During the three months ended June 30, 2021, we recognized approximately $671 in operating lease costs. Operating lease costs of $129 are included in cost of revenue, and $542 are included in operating expenses in our consolidated statements of operations. During the three months ended June 30, 2021, cash paid for operating leases was approximately $782. During the six months ended June 30, 2021, we recognized approximately $1,430 in operating lease costs. Operating lease costs of $244 are included in cost of revenue, and $1,186 are included in operating expenses in our consolidated statements of operations. During the six months ended June 30, 2021, cash paid for operating leases was approximately $1,562.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2022, are as follows:

Remainder of 2022	$2,761
2023	5,157
2024	2,360
2025	1,440
2026	1,468
Thereafter	5,360
Total minimum payments	18,546
Less: amount representing interest	2,439
Total	$16,107
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of June 30, 2022:

Remainder of 2022	$34,411
2023	36,669
2024	18,509
2025	12,399
2026	9,533
Thereafter	2,613
Total minimum payments	$114,134
18. Concentrations
    During the three and six months ended June 30, 2022 and 2021, respectively, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.
    Revenue from clients located within the United States, our country of domicile, was $49,757 for the three months ended June 30, 2022, compared to $29,017 for the three months ended June 30, 2021. For the six months ended June 30, 2022, revenue from clients located within the United States was $82,828, compared to $57,170 for the six months ended June 30, 2021.
    During the three months ended June 30, 2022 and 2021, respectively, based on client location, we had two countries, the United States and Japan, that individually accounted for 10% or more of our total revenue. During the six months ended June 30, 2022, based on client location, we had two countries, the United States and Japan, that individually accounted for 10% or more of our total revenue. During the six months ended June 30, 2021, based on client location, we had three countries, the United States, Japan, and the United Kingdom, that individually accounted for 10% or more of our total revenue.
19. Income Taxes
    Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax (benefit) expense for the three months ended June 30, 2022 and 2021 was $(19,589) and $248, respectively. For the six months ended June 30, 2022 and 2021, income tax (benefit) expense was $(19,383) and $507, respectively. Income tax (benefit) expense was different than the statutory income tax rate primarily due to the partial release of valuation allowances resulting from deferred tax liabilities from acquired intangibles related to the acquisition of Edgecast, which create source two income and result in certain deferred tax assets, previously subject to valuation allowances due to them not being more likely than not of being realized, now being realizable, and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2018 through 2020 remain subject to examination by federal tax authorities. Tax years 2017 through 2020 generally remain subject to examination by state tax authorities. As of June 30, 2022, we are not under any federal or state examination for income taxes.
For the three and six months ended June 30, 2022 and 2021, respectively, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion ("GILTI") as a result of our net operating loss carryforwards (NOL) and valuation allowance position.

    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. We have evaluated the impact of the CARES Act, and do not expect the provisions of the CARES Act to have an impact on us.
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
    Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth our revenue by geographic area:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Americas	$51,840	70%	$29,677	61%	$85,646	65%	$58,367	59%
EMEA	5,437	7%	5,306	11%	11,970	9%	14,559	14%
Asia Pacific	17,035	23%	13,365	28%	34,654	26%	26,617	27%
Total revenue	$74,312	100%	$48,348	100%	$132,270	100%	$99,543	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Country / Region	2022	2021	2022	2021
United States / Americas	$49,757	$29,017	$82,828	$57,170
United Kingdom / EMEA	$2,458	$3,274	$6,668	$10,356
Japan / Asia Pacific	$10,946	$7,611	$22,052	$15,659
The following table sets forth long-lived assets by geographic area in which the assets are located:

	June 30,	December 31,
	2022	2021
Americas	$81,262	$23,733
International	24,797	9,889
Total long-lived assets	$106,059	$33,622
21. Fair Value Measurements
As of June 30, 2022, and December 31, 2021, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at June 30, 2022:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$1,899	$1,899	$—	$—
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds (1)	10,830	—	10,830	—
Municipal securities (1)	11,328	—	11,328	—
Total assets measured at fair value	$24,097	$1,899	$22,198	$—
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
On June 15, 2022, we changed our corporate name from Limelight Networks, Inc. to Edgio, Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Quarterly Report on Form 10-Q. Beginning on June 15, 2022, our common stock is traded on Nasdaq under the ticker symbol "EGIO".
Prior period information has been modified to conform to current year presentation. All information in this Item 2 is presented in thousands, except per share amounts, client count and where otherwise specifically noted.
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we are an edge-enabled software solutions provider powering secure digital experiences through a seamlessly integrated delivery, applications and streaming platform. Our coordinated complete solution delivers instant, secure website applications that provides powerful tools and we provide a client-first approach to optimize and deliver digital experiences at the edge. We are a trusted partner to some of the world’s notable brands and serve their global customers by building sub-second sites, protecting mission critical digital assets and delivering experiences such as livestream sporting events, global movie launches, video games, and file downloads for new phone applications. We offer one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable. Our mission is to securely manage and globally deliver digital content, building client satisfaction through exceptional reliability and performance.
Our business mission is to design solutions for our clients that help them power extraordinary digital experiences digital experiences for their customers. Because of this, we operate a globally distributed network with services that are available 24 hours a day, seven days a week, and 365 days a year. Our sophisticated and powerful network is fully redundant and includes extensive diversity through data center and telecommunication suppliers within and across regions.
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
We provide our services in a highly competitive industry in which differentiation is primarily measured by performance and cost and the difference between providers can be as small as a fraction of a percent. We have experienced the commoditization of our once innovative and highly valued content delivery service, which, when combined with the low switching costs in a multi-CDN environment, results in on-going price compression, despite the large, unmet market need for our services. During the first half of 2022, we continued to see a decline in our average selling price, primarily due to the on-going price compression with our multi-CDN clients.
In February 2021, Bob Lyons joined Edgio as Chief Executive Officer and Director. Since that date and under Mr. Lyon's leadership, we have implemented a go-forward strategy designed to simultaneously address short-term headwinds and to position us to achieve near- and long-term success by building upon and more fully leveraging our ultra-low latency, global network, and operational expertise. We are focused on three key areas:
• Improving our core: Our ability to consistently grow revenue requires us to do a better job at managing the cost structure of our network while anticipating and providing our clients with the tools and reliable performance they need and to do it sooner and better than our competitors. Our operating expenses are largely driven by payroll and related employee costs. Our employee headcount increased from 577 on March 31, 2022, to 1,317 on June 30, 2022, primarily due to the Edgecast Acquisition. We implemented a broader and more detailed operating model in 2021, built on metrics, process discipline, and improvements to client satisfaction, performance, and cost. We are building an internal culture that embraces speed, transparency, and accountability. Since the close of the Edgecast Acquisition, we have put other cost savings measures into place. We recorded restructuring charges of $4,368 and $5,066 during the three and six months ended June 30, 2022, respectively. We are also continuously seeking opportunities to be more efficient and productive in order to achieve cost savings and improve our profitability.
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
• Extending our core: Longer term, we believe we can drive meaningful improvements to profitability and growth by diversifying our capabilities, clients, and revenue mix. We need to enable digital builders to easily load content faster, personalize it more and protect it outside of a controlled environment. We believe we have an opportunity of extending the use of our network to new clients with new solutions that utilize non-peak traffic solutions. In September 2021, we acquired Moov, a California corporation doing business as Layer0, a sub-scale SaaS based application acceleration and developer platform. We believe this platform coupled with our global CDN network will be a catalyst in our pursuit of positioning us as an Edge Solutions platform. In March 2022, we announced that we had entered into a definitive agreement to acquire Yahoo's Edgecast, a leading provider of edge security, content delivery and video services, in an all-stock transaction. Edgecast is a business unit of Yahoo, which is owned by funds managed by affiliates of Apollo and Verizon Communications. Edgio will deliver significantly increased scale and scope with diversified revenue across products, clients, geographies, and channels. The combination will create a globally scaled, edge enabled software solutions provider with pro forma 2021 revenue of more than $500 million across cloud security and web applications, content delivery and edge video platform in an expanded total addressable market of $40 billion.
We are committed to helping our clients deliver better digital experiences to their customers, create better returns for our shareholders, and provide our employees an environment in which they can grow, develop, and win.
The following table summarizes our revenue, costs, and expenses for the three and six months ended June 30, 2022 and 2021 (in thousands of dollars and as a percentage of total revenue). For the three and six months ended June 30, 2022, results of operations include Edgecast results for the period June 15, 2022 to June 30, 2022.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenue	$74,312	100.0%	$48,348	100.0%	$132,270	100.0%	$99,543	100.0%
Cost of revenue	51,991	70.0%	38,905	80.5%	92,149	69.7%	77,629	78.0%
Gross profit	22,321	30.0%	9,443	19.5%	40,121	30.3%	21,914	22.0%
Operating expenses	51,542	69.4%	19,035	39.4%	85,611	64.7%	48,447	48.7%
Restructuring charges	4,368	5.9%	2,155	4.5%	5,066	3.8%	9,028	9.1%
Operating loss	(33,589)	(45.2)%	(11,747)	(24.3)%	(50,556)	(38.2)%	(35,561)	(35.7)%
Total other income (expense)	(2,428)	(3.3)%	(1,703)	(3.5)%	(4,427)	(3.3)%	(3,159)	(3.2)%
Loss before income taxes	(36,017)	(48.5)%	(13,450)	(27.8)%	(54,983)	(41.6)%	(38,720)	(38.9)%
Income tax (benefit) expense	(19,589)	(26.4)%	248	0.5%	(19,383)	(14.7)%	507	0.5%
Net loss	$(16,428)	(22.1)%	$(13,698)	(28.3)%	$(35,600)	(26.9)%	$(39,227)	(39.4)%
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
In our August 8, 2022, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2022	2022	2021	2022	2021
U.S. GAAP net loss	$(16,428)	$(19,172)	$(13,698)	$(35,600)	$(39,227)
Share-based compensation	7,291	7,012	3,341	14,303	5,985
Non-cash interest expense	211	209	201	420	400
Restructuring and transition related charges	4,368	698	2,155	5,066	13,855
Acquisition and legal related expenses	14,167	5,107	—	19,274	—
Amortization of intangible assets	1,172	786	—	1,958	—
Non-GAAP net income (loss)	$10,781	$(5,360)	$(8,001)	$5,421	$(18,987)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March	June 30,	June 30,	June 30,
	2022	2022	2021	2022	2021
U.S. GAAP net loss	$(16,428)	$(19,172)	$(13,698)	$(35,600)	$(39,227)
Depreciation and amortization	7,411	6,121	6,478	13,532	12,697
Interest expense	1,315	1,313	1,305	2,628	2,591
Interest and other (income) expense	1,113	686	398	1,799	568
Income tax (benefit) expense	(19,589)	206	248	(19,383)	507
EBITDA	$(26,178)	$(10,846)	$(5,269)	$(37,024)	$(22,864)
Share-based compensation	7,291	7,012	3,341	14,303	5,985
Restructuring and transition related charges	4,368	698	2,155	5,066	13,855
Acquisition and legal related expenses	14,167	5,107	—	19,274	—
Adjusted EBITDA	$(352)	$1,971	$227	$1,619	$(3,024)
Critical Accounting Policies and Estimates
    Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the six months ended June 30, 2022, there have been no other significant changes in our critical accounting policies and estimates.
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
    The following table reflects our revenue for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Revenue	$74,312	$48,348	$25,964	54%	$132,270	$99,543	$32,727	33%

    Our revenue increased during the three and six months ended June 30, 2022, versus the comparable 2021 period, primarily due to an increase in our delivery services, edge services, video services revenue and the inclusion of 16 days of revenue from the close of the Edgecast Acquisition that occurred on June 15, 2022. The increase in delivery services revenue was primarily due to increased traffic volumes as a result of new content released for consumption. We continue to see price compression, which is expected in the industry. We believe that we have improved our performance with many of our largest clients, and we are positioned to take advantage of volume growth as additional new content is released. Our active clients worldwide increased to 1,000 as of June 30, 2022, compared to 533 as of June 30, 2021. The increase was primarily driven by our acquisition of Edgecast in June 2022 and Moov Corporation in September 2021.
    During the three months ended June 30, 2022 and 2021, sales to our top 20 clients accounted for approximately 74% and 78%, respectively, of our total revenue. For the six months ended June 30, 2022 and 2021, sales to our top 20 clients accounted for approximately 75% and 77%, respectively, of our total revenue. The clients that comprised our top 20 clients change from time to time, and our large clients may not continue to be as significant going forward as they have been in the past.
    During the three and six months ended June 30, 2022, and 2021, respectively, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.
    Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Americas	$51,840	70%	$29,677	61%	$85,646	65%	$58,367	59%
EMEA	5,437	7%	5,306	11%	11,970	9%	14,559	14%
Asia Pacific	17,035	23%	13,365	28%	34,654	26%	26,617	27%
Total revenue	$74,312	100%	$48,348	100%	$132,270	100%	$99,543	100%
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
    Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Bandwidth and co-location fees	$28,216	38.0%	$24,180	50.0%	$52,666	39.8%	$47,923	48.1%
Depreciation - network	5,903	7.9%	5,929	12.3%	10,992	8.3%	11,608	11.7%
Payroll and related employee costs	3,291	4.4%	3,771	7.8%	5,565	4.2%	8,469	8.5%
Share-based compensation	326	0.4%	458	0.9%	734	0.6%	704	0.7%
Other costs	14,255	19.2%	4,567	9.4%	22,192	16.8%	8,925	9.0%
Total cost of revenue	$51,991	70.0%	$38,905	80.5%	$92,149	69.7%	$77,629	78.0%
Our cost of revenue increased in aggregate dollars and decreased as a percentage of total revenue for the three and six months ended June 30, 2022, versus the comparable 2021 period. The changes in cost of revenue were primarily a result of the following:
•Bandwidth and co-location fees increased in aggregate dollars due to higher transit fees, rack space fees, increased variable bandwidth costs as a result of an increase in traffic, as well as continued expansion in existing and new geographies and capacity acquired with the Edgecast Acquisition.
•Depreciation expense decreased due to less deployments of capital equipment.

•Payroll and related employee costs were lower as a result of decreased network operations and lower variable compensation. We have also increased the use of third party consultants to augment direct staffing expense.
•Other costs increased for both the three and six months ended June 30, 2022, primarily due to costs associated with increased costs for hardware sold to customers, operations from our acquisition of Moov Corporation in September 2021, international re-seller costs, and professional fees including third party consultants.
General and Administrative
    General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Payroll and related employee costs	$5,275	7.1%	$2,447	5.1%	$10,146	7.7%	$6,373	6.4%
Professional fees and outside services	3,276	4.4%	1,338	2.8%	5,278	4.0%	2,565	2.6%
Share-based compensation	2,166	2.9%	1,874	3.9%	4,269	3.2%	7,902	7.9%
Acquisition and legal related expenses	14,167	19.1%	—	—%	19,274	14.6%	—	—%
Other costs	2,043	2.7%	1,856	3.8%	3,793	2.9%	3,572	3.6%
Total general and administrative	$26,927	36.2%	$7,515	15.5%	$42,760	32.3%	$20,412	20.5%
Our general and administrative expense increased in both aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2022, versus the comparable 2021 period.
The increase in aggregate dollars for the three months ended June 30, 2022, versus the comparable 2021 period was primarily driven by increased acquisition and legal related expenses, payroll and related employee costs, and professional fees. The increase in acquisition and legal related expenses is the result of expenses that have been incurred regarding the Edgecast Acquisition. The increase in payroll and related employee costs is due to increased headcount and the increase in professional fees is due to increased costs for consulting, recruiting and casual labor.
The increase in aggregate dollars for the six months ended June 30, 2022, versus the comparable 2021 periods was primarily driven by increased acquisition and legal related expenses, payroll and related employee costs and professional fees, partially offset by a decrease in share based compensation. The increase in acquisition and legal related expenses is the result of expenses that have been incurred regarding the Edgecast Acquisition. The increase in payroll and related employee costs is due to increased headcount and the increase in professional fees is due to increased costs for consulting, recruiting and casual labor. The decrease in share-based compensation was the result of a transition agreement entered into between us and our former Chief Executive Officer who retired in January 2021, and for a sign-on bonus converted from cash to restricted stock units for our new Chief Executive Officer.
    We expect our general and administrative expenses for 2022 to increase in both aggregate dollars and as a percentage of total revenue primarily due to expenses supporting the Edgecast Acquisition.
Sales and Marketing
    Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Payroll and related employee costs	$6,827	9.2%	$4,211	8.7%	$11,706	8.9%	$11,710	11.8%
Share-based compensation	1,376	1.9%	395	0.8%	2,557	1.9%	958	1.0%
Marketing programs	1,040	1.4%	276	0.6%	1,511	1.1%	709	0.7%
Other costs	1,703	2.3%	902	1.9%	2,799	2.1%	2,254	2.3%
Total sales and marketing	$10,946	14.7%	$5,784	12.0%	$18,573	14.0%	$15,631	15.7%
Our sales and marketing expense increased in both aggregate dollars and as a percentage of total revenue for the three months ended June 30, 2022, versus the comparable 2021 period. The increase in aggregate dollars for the three months ended June 30, 2022, versus the comparable 2021 periods was primarily driven by an increase in payroll and related employee costs, share-based compensation, other costs, and marketing programs. The increase in payroll and related employee costs is due to increased headcount associated with the acquisitions of Moov and Edgecast. Share-based compensation increased primarily as a result of our acquisition of Moov in September 2021. The increase in other costs was mainly due to fees and licenses and professional fees (casual labor), partially off-set by lower facility costs. Marketing program expenses increased due to increased trade show, and promotional and advertising costs.
Our sales and marketing expense increased in aggregate dollars and decreased as a percentage of total revenue for the six months ended June 30, 2022, versus the comparable 2021 period. The increase in aggregate dollars for the six months ended June 30, 2022, versus the comparable 2021 periods was primarily driven by an increase in share-based compensation, marketing programs, and other costs. Share-based compensation increased primarily as a result of our acquisition of Moov in September 2021. Marketing program expenses increased due to increased trade show, and promotional and advertising costs. The increase in other costs was mainly due to fees and licenses and professional fees (casual labor), partially off-set by lower facilities costs.
    We expect our sales and marketing expenses for 2022 to increase in both aggregate dollars and as a percentage of total revenue.
Research and Development
    Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Payroll and related employee costs	$6,022	8.1%	$3,034	6.3%	$10,111	7.6%	$7,208	7.2%
Share-based compensation	3,423	4.6%	614	1.3%	6,743	5.1%	985	1.0%
Other costs	2,716	3.7%	1,539	3.2%	4,884	3.7%	3,122	3.1%
Total research and development	$12,161	16.4%	$5,187	10.7%	$21,738	16.4%	$11,315	11.4%
    Our research and development expense increased in both aggregate dollars and as a percentage of total revenue for the three and six months ended June 30, 2022, versus the comparable 2021 period.
The increase in aggregate dollars during the three months ended June 30, 2022, versus the comparable 2021 periods was primarily driven by an increase in payroll and related employee costs, share-based compensation, and other costs. The increase in payroll and related employee costs is due to increased headcount associated with the acquisitions of Moov and Edgecast. Share-based compensation increased primarily as a result of our acquisition of Moov in September 2021. The increase in other costs, was primarily due to increased professional fees (casual labor, consulting) and increased fees and licenses, partially off-set by lower facilities and other employee costs.
The increase in aggregate dollars during the six months ended June 30, 2022, versus the comparable 2021 periods was primarily driven by an increase in share-based compensation, payroll and related employee costs, and other costs. Share-based compensation increased primarily as a result of our acquisition of Moov Corporation in September 2021. The increase in payroll and related employee costs is due to increased headcount associated with the Moov Corporation and Edgecast acquisitions. The increase in other costs, was primarily due to increased professional fees (casual labor, consulting) and increased fees and licenses, partially off-set by lower facilities and other employee costs.
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
Depreciation and amortization expense was $1,508, or 2.0% of revenue, for the three months ended June 30, 2022, versus $549, or 1.1% of revenue, for the comparable 2021 period. Depreciation and amortization expense was $2,540, or 1.9% of revenue, for the six months ended June 30, 2022, versus $1,089, or 1.0% of revenue, for the comparable 2021 period.
The increase in depreciation and amortization expense for the three and six months ended June 30, 2022, versus the comparable 2021 period was primarily due to the amortization of intangible assets acquired in our business combination in September 2021 and our business acquisition in June 2022. For the three and six months ended June 30, 2022, amortization of intangibles was approximately $1,172 and $1,958, respectively.
Restructuring Charges
The restructuring charge for the three and six month period ended June 30, 2022, was the result of management's commitment to restructure certain parts of the company to focus on cost efficiencies, improved growth and profitability, and align our workforce and facility requirements with our continued investment in the business. As a result, we are incurring certain charges for facilities, right of use assets, outside service contracts, and professional fees. Please refer to Note 11 "Restructuring Charge" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to incur approximately $2,000 of additional restructure charges primarily for consulting fees to restructure our datacenter architecture over the next 18 months.
Interest Expense
    Interest expense was $1,315 for the three months ended June 30, 2022, versus $1,305 for the comparable 2021 period. For the six months ended June 30, 2022, interest expense was $2,628 versus $2,591 for the comparable 2021 period. Interest expense includes expense associated with the issuance of our senior convertible notes in July 2020 and fees associated with the Loan and Security Agreement (as amended, the Credit Agreement) with Silicon Valley Bank ("SVB") originally entered into in November 2015.
Interest Income
Interest income was $33 for the three months ended June 30, 2022, versus $42 for the comparable 2021 period. For the six months ended June 30, 2022, interest income was $60 versus $87 for the comparable 2021 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
    Other expense was $1,146 for the three months ended June 30, 2022, versus other expense of $440 for the comparable 2021 period. For the six months ended June 30, 2022, other expense was $1,859 versus other expense of $655 for the comparable 2021 period. For the three and six months ended June 30, 2022, other expense consisted primarily of foreign currency transaction gains and losses. For the three and six months ended June 30, 2021, other expense consisted primarily of foreign currency transaction gains and losses, legal settlement, and the gain/loss on sale of fixed assets.
Income Tax Expense (Benefit)
Based on an estimated annual effective tax rate and discrete items, the estimated income tax (benefit) expense for the three months ended June 30, 2022 was $(19,589), versus $248 for the comparable 2021 period. For the six months ended June 30, 2022, income tax (benefit) expense was $(19,383), versus $507 for the comparable 2021 period. Income tax (benefit) expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to the release of a partial valuation allowance due to the Edgecast Acquisition and Edgecast's net deferred tax liabilities, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of June 30, 2022, our cash, cash equivalents, and marketable securities classified as current totaled $77,333. Included in this amount is approximately $10,816 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
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

The major components of changes in cash flows for the six months ended June 30, 2022 and 2021, are discussed in the following paragraphs.
Operating Activities
    Net cash used in operating activities was $19,322 for the six months ended June 30, 2022, versus net cash provided by operating activities of $2,445 for the comparable 2021 period, an increase in net cash used of $21,767. Changes in operating assets and liabilities of $5,868 during the six months ended June 30, 2022, versus $13,728 in the comparable 2021 period, were primarily due to:
•accounts receivable increased $17,956 during the six months ended June 30, 2022, as a result of timing of collections as compared to a $5,962 decrease in the comparable 2021 period;
•prepaid expenses and other current assets increased $4,625 during the six months ended June 30, 2022, primarily due to increases in vendor deposits and other, prepaid expenses, and VAT receivables, compared to a decrease of $439 in the comparable 2021 period;
•accounts payable and other current liabilities increased $26,671 during the six months ended June 30, 2022, versus an increase of $6,732 for the comparable 2021 period primarily due to accrued cost of sales, accounts payable accruals, and increased compensation and benefit costs.
    Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2022 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash provided by investing activities was $27,243 for the six months ended June 30, 2022, versus net cash used in investing activities of $9,203 for the comparable 2021 period. For the six months ended June 30, 2022, net cash provided by investing activities was related to cash acquired in the Edgecast Acquisition and cash received from the sale and maturities of marketable securities, partially offset by capital expenditures, primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, and from purchases of marketable securities. For the six months ended June 30, 2021, net cash used in investing activities was related to the purchase of marketable securities, and capital expenditures primarily for servers and network equipment, partially offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our network. During the six months ended June 30, 2022, we made capital expenditures of $18,325, which represented approximately 14% of our total revenue. We currently expect capital expenditures in 2022 to be slightly less than 10% of revenue, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash provided by financing activities was $6,962 for the six months ended June 30, 2022, versus net cash provided by financing activities of $4,332 for the comparable 2021 period. Net cash provided by financing activities in the six months ended June 30, 2022, primarily relates to cash received from the exercise of stock options of $8,771, offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,809.
Net cash provided by financing activities in the six months ended June 30, 2021, primarily relates to cash received from the exercise of stock options of $5,460, offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,098.
Convertible Senior Notes and Capped Call Transactions
In July 2020, we issued $125,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2025 (the “Notes”), with an initial conversion rate of 117.2367 shares of our common stock (equal to an initial conversion rate of $8.53 per share), subject to adjustment in some events. The Notes will be senior, unsecured obligations of ours and will be equal in right of payment with our senior, unsecured indebtedness; senior in right of payment to our indebtedness that is expressly subordinated to the Notes; effectively subordinated to our senior, secured indebtedness, including future borrowings, if any, under our $20,000 credit facility with SVB, to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Notes are governed by an indenture (the "Indenture") between us, as the issuer, and U.S. Bank, National Association, as trustee. The Indenture does not contain any financial covenants.

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
As of June 30, 2022, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible.
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
    As of June 30, 2022, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. As of June 30, 2022, and December 31, 2021, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000 and $20,000, respectively.
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
    We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of June 30, 2022, we were in compliance with our covenant under the Credit Agreement.
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
Share Repurchases
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the six months ended June 30, 2022 and 2021, we did not repurchase any shares under the repurchase program. As of June 30, 2022, there remained $21,200 under this share repurchase program.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for right-of-use ("ROU") assets, (primarily office facilities) and purchase commitments for bandwidth and computer rack space. These commitments expire on various dates ranging from 2022 to 2030. We expect that the growth of our business will require us to continue to add to and increase our ROU assets and long-term commitments in 2022 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
    The following table presents our contractual obligations and commercial commitments, as of June 30, 2022, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$87,027	$37,409	$31,368	$17,950	$300
Rack space commitments	27,107	18,233	8,874	—	—
Total purchase commitments	114,134	55,642	40,242	17,950	300
Right-of-use assets and other operating leases	18,808	5,709	5,544	2,937	4,618
Total commitments	$132,942	$61,351	$45,786	$20,887	$4,918
Off Balance Sheet Arrangements
As of June 30, 2022, we are not involved in any off-balance sheet arrangements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit is at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of June 30, 2022, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international clients. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2021, would have been higher by approximately $4,128, and our net loss for the six months ended June 30, 2022, would have been higher by approximately $1,763. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
Inflation rates throughout the world have increased from prior years. If we cannot increase our revenue through traffic growth or pricing changes to offset cost increases our financial condition and results of operations could be negatively impacted.
Credit Risk
During any given fiscal period, a relatively small number of clients typically account for a significant percentage of our revenue. For the three months ended June 30, 2022 and 2021, sales to our top 20 clients accounted for approximately 74% and 78%, respectively, of our total revenue. During the three months ended June 30, 2022 and 2021, respectively, we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue. For the six months ended June 30, 2022 and 2021, sales to our top 20 clients accounted for approximately 75% and 77%, respectively, of our total revenue. During the six months ended June 30, 2022 and 2021, respectively, we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
In September 2021, we completed the acquisition of Moov which operated under its own set of systems and internal controls. During the six months ended June 30, 2022, we transitioned certain of Moov’s processes to our internal control processes and added other internal controls over significant processes specific to the acquisition and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction and the process of consolidating the Moov business into our financial statements. We will continue the process of incorporating and aligning the internal control over financial reporting of Moov, into our internal control over financial reporting.
In June 2022, we completed the acquisition of Edgecast which operated under its own set of systems and internal controls. During the six months ended June 30, 2022, we transitioned certain of Edgecast’s processes to our internal control processes and added other internal controls over significant processes specific to the acquisition and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction and the process of consolidating the Edgecast business into our financial statements. We will continue the process of incorporating and aligning the internal control over financial reporting of Edgecast, into our internal control over financial reporting.
There were no other changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our primary competitors for our services include, among others, Akamai, Lumen Technologies, Amazon, Fastly, and StackPath. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which clients typically can switch among service providers in a multi-CDN environment, differentiated offerings or pricing by competitors could lead to a rapid loss of clients. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of clients and loss of market share, which could harm our business, financial condition and results of operations.
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
A relatively small number of clients typically account for a significant percentage of our revenue. For the six months ended June 30, 2022, sales to our top 20 clients accounted for approximately 75% of our total revenue and we had two clients, Amazon and Sony, which each represented more than 10% of our total revenue.
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
Additionally, in connection with the Edgecast Acquisition, we may experience loss or departure of our senior management and other key personnel. If we lose the service of qualified management or other key personnel or are unable to attract and retain the necessary members of senior management or other key personnel, we may not be able to successfully execute on our business strategy, which could have an adverse effect on our business.
Risks Relating to Intellectual Property, Litigation, and Regulations
Our involvement in litigation may have a material adverse effect on our financial condition and operations.

    We have been involved in multiple intellectual property lawsuits in the past. We are from time to time party to other lawsuits. The outcome of all litigation is inherently unpredictable. The expenses of defending these lawsuits, particularly fees paid to our lawyers and expert consultants, have been significant to date. If the cost of prosecuting or defending current or future lawsuits continues to be significant, it may continue to adversely affect our operating results during the pendency of such lawsuits. Lawsuits also require a diversion of management and technical personnel time and attention away from other activities to pursue the defense or prosecution of such matters. In addition, adverse rulings in such lawsuits either alone or cumulatively may have an adverse impact on our revenue, expenses, market share, reputation, liquidity, and financial condition. Further, we have recently acquired Moov and Edgecast. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into similar transactions involving a sale of a line of business or other business combinations. In addition, we may be subject to private actions, collective actions, investigations, and various other legal proceedings by stockholders, clients, employees, suppliers, competitors, government agencies, or others. Even if the lawsuits are without merit, defending against these claims can result in substantial costs, damage to our reputation, and divert significant amounts of management time and resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, liquidity financial condition, and operating results.
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
If we are not successful in completing acquisitions, or integrating completed acquisitions in a timely manner, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. Acquisitions will require the use of our available cash or dilutive issuances of securities. Future acquisitions or attempted acquisitions could also harm our ability to achieve profitability. For example, in September 2021, we acquired Moov Corporation and in June 2022, we acquired Edgecast. We have limited experience in making acquisitions. The process of integrating the people and technologies from completed acquisitions will likely require significant time and resources, require significant attention from management, and may disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition.
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
However, in August 2020, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update ("ASU") 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. On January 1, 2021, we early adopted ASU 2020-06. The adoption of ASU 2020-06 eliminated the separate accounting described above and will reduce the interest expense that we expect to recognize for the Notes for accounting purposes. In addition, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share. Also, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no Note-holders convert their Notes and could materially reduce our reported working capital.
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
As of June 30, 2022, we had a goodwill balance of approximately $163,489 which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our services or a decrease in consumer spending results in lower sales. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our net income would be adversely affected, and the adverse impact may be material.
Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
    None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Stock Purchase Agreement, dated March 6, 2022, by and between Limelight Networks, Inc. and College Parent, L.P.	8-K	001-33508	2.1	3/7/2022

3.1	Amended and Restated Certificate of Incorporation of Edgio, Inc. (f/k/a Limelight Networks, Inc.)	8-K	001-33508	3.1	6/14/11

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Edgio, Inc. (f/k/a Limelight Networks, Inc.), dated June 15, 2022	8-K	001-33508	3.1	6/16/2022

3.3	Third Amended and Restated Bylaws of Edgio, Inc.					X

10.1#	Stockholders Agreement, dated June 15, 2022, by and between the Company (formerly Limelight Networks, Inc.) and College Top Holdings	8-K	001-33508	10.1	6/16/2022

10.2	Registration Rights Agreement, dated June 15, 2022, by and between the Company (formerly Limelight Networks, Inc.) and College Top Holdings	8-K	001-33508	10.2	6/16/2022

10.3#	Transition Agreement and Employment Agreement Amendment, dated June 15, 2022, by and between the Company (formerly Limelight Networks, Inc.) and Christine Cross	8-K	001-33508	10.3	6/16/2022

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
*This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Edgio, Inc. specifically incorporates it by reference.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgio, Inc.

Date:	August 9, 2022	By:	/s/ DANIEL R. BONCEL
Daniel R. Boncel Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)