Form 10-Q
period 2022-09-30
Edgio, Inc.
filed 2022-11-09
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                          to
Commission file number 001-33508

EDGIO, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1677033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11811 North Tatum Blvd., Suite 3031,
Phoenix, AZ 85028
(Address of principal executive offices, including Zip Code)
(602) 850-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act;

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EGIO	Nasdaq
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of November 4, 2022: 221,584,775 shares.

EDGIO, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2022

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
•our expectations regarding revenue, costs, expenses, gross margin, non-generally accepted accounting principles (“Non-GAAP”) net income (loss), EBITDA, and Adjusted EBITDA and capital expenditures;
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
•our beliefs regarding the significance of our large clients; and
•our beliefs regarding the impact of health epidemics and pandemics, including the outbreak of COVID-19, on our current and potential clients, our balance sheet, financial condition, and results of operations.
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
Unless expressly indicated or the context requires otherwise, the terms “Edgio”, “we”, “us”, and “our” in this document refer to Edgio, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. All information is presented in thousands, except per share amounts, client count, headcount and where specifically noted.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Edgio, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,306	$41,918
Marketable securities	11,444	37,367
Accounts receivable, net	122,397	42,217
Income taxes receivable	59	61
Prepaid expenses and other current assets	28,775	13,036
Total current assets	221,981	134,599
Property and equipment, net	91,670	33,622
Operating lease right of use assets	6,680	6,338
Marketable securities, less current portion	40	40
Deferred income taxes	2,745	1,893
Goodwill	171,065	114,511
Intangible assets, net	67,738	14,613
Other assets	7,780	5,485
Total assets	$569,699	$311,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,755	$11,631
Deferred revenue	6,357	3,266
Operating lease liability obligations	4,396	1,861
Income taxes payable	433	873
Other current liabilities	86,754	19,292
Total current liabilities	137,695	36,923
Convertible senior notes, net	122,416	121,782
Operating lease liability obligations, less current portion	10,511	9,616
Deferred income taxes	95	308
Deferred revenue, less current portion	2,938	116
Other long-term liabilities	710	777
Total liabilities	274,365	169,522
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 221,583 and 134,337 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	222	134
Common stock contingent consideration	16,300	—
Additional paid-in capital	797,508	576,807
Accumulated other comprehensive loss	(13,462)	(8,345)
Accumulated deficit	(505,234)	(427,017)
Total stockholders’ equity	295,334	141,579
Total liabilities and stockholders’ equity	$569,699	$311,101
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$121,156	$55,202	$253,426	$154,745
Cost of revenue:
Cost of services (1)	74,421	33,687	155,578	99,708
Depreciation — network	9,841	5,685	20,833	17,293
Total cost of revenue	84,262	39,372	176,411	117,001
Gross profit	36,894	15,830	77,015	37,744
Operating expenses:
General and administrative	22,198	10,532	64,958	30,944
Sales and marketing	14,428	5,987	33,001	21,619
Research and development	30,173	5,205	51,911	16,520
Depreciation and amortization	5,943	730	8,483	1,818
Restructuring charges	4,070	1,770	9,136	10,798
Total operating expenses	76,812	24,224	167,489	81,699
Operating loss	(39,918)	(8,394)	(90,474)	(43,955)
Other income (expense):
Interest expense	(1,317)	(1,308)	(3,945)	(3,899)
Interest income	140	17	200	104
Other, net	(1,082)	(209)	(2,941)	(864)
Total other expense	(2,259)	(1,500)	(6,686)	(4,659)
Loss before income taxes	(42,177)	(9,894)	(97,160)	(48,614)
Income tax expense (benefit)	440	211	(18,943)	718
Net loss	$(42,617)	$(10,105)	$(78,217)	$(49,332)

Net loss per share:
Basic	$(0.19)	$(0.08)	$(0.46)	$(0.39)
Diluted	$(0.19)	$(0.08)	$(0.46)	$(0.39)

Weighted-average shares used in per share calculation:
Basic	220,194	126,791	169,166	125,710
Diluted	220,194	126,791	169,166	125,710

(1) Cost of services excludes amortization related to intangible assets, including technology, customer relationships, and trade names, which are included in depreciation and amortization in total operating expenses.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(42,617)	$(10,105)	$(78,217)	$(49,332)
Other comprehensive loss, net of tax:
Unrealized gain on investments	46	3	13	32
Foreign currency translation loss	(2,095)	(529)	(5,130)	(1,012)
Other comprehensive loss	(2,049)	(526)	(5,117)	(980)
Comprehensive loss	$(44,666)	$(10,631)	$(83,334)	$(50,312)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended September 30, 2022

	Common Stock
	Shares	Amount	Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance June 30, 2022	219,706	$220	$16,900	$793,522	$(11,413)	$(462,617)	$336,612
Net loss	—	—	—	—	—	(42,617)	(42,617)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	—	46	—	46
Foreign currency translation adjustment, net of taxes	—	—	—	—	(2,095)	—	(2,095)
Exercise of common stock options	320	1	—	589	—	—	590
Vesting of restricted stock units	1,315	1	—	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(446)	—	—	(1,562)	—	—	(1,562)
Share-based compensation	688	—	—	4,960	—	—	4,960
Issuance of common stock for business acquisition	—	—	—	—	—	—	—
Adjustment to common stock contingent consideration related to business acquisition	—	—	(600)	—	—	—	(600)
Balance September 30, 2022	221,583	$222	$16,300	$797,508	$(13,462)	$(505,234)	$295,334

For the Three Months Ended September 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance June 30, 2021	126,705	$127	$550,205	$(7,965)	$(411,483)	$130,884
Net loss	—	—	—	—	(10,105)	(10,105)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	3	—	3
Foreign currency translation adjustment, net of taxes	—	—	—	(529)	—	(529)
Vesting of restricted stock units	306	—	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(77)	—	(217)	—	—	(217)
Share-based compensation	—	—	2,854	—	—	2,854
Issuance of common stock for business acquisition	6,878	7	18,426	—	—	18,433
Balance September 30, 2021	133,812	$134	$571,268	$(8,491)	$(421,588)	$141,323

For the Nine Months Ended September 30, 2022

	Common Stock		Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance December 31, 2021	134,337	$134	$—	$576,807	$(8,345)	$(427,017)	$141,579
Net loss	—	—	—	—	—	(78,217)	(78,217)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	—	13	—	13
Foreign currency translation adjustment, net of taxes	—	—	—	—	(5,130)	—	(5,130)
Exercise of common stock options	3,515	4	—	8,629	—	—	8,633
Vesting of restricted stock units	2,837	3	—	(3)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(934)	—	—	(3,371)	—	—	(3,371)
Issuance of common stock under employee stock purchase plan	280	—	—	728	—	—	728
Share-based compensation	688	—	—	17,300	—	—	17,300
Capital contributions	—	—	—	1,884	—	—	1,884
Issuance of common stock for business acquisition	76,968	77	—	186,119	—	—	186,196
Common stock contingent consideration related to business acquisition, net adjustment	—	$—	$16,300	$—	$—	$—	$16,300
Issuance of common stock for employee compensation arrangements	3,892	4	—	9,415	—	—	9,419
Balance September 30, 2022	221,583	$222	$16,300	$797,508	$(13,462)	$(505,234)	$295,334
For the Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance December 31, 2020	123,653	$124	$556,512	$(7,511)	$(373,933)	$175,192
Cumulative effect of adoption of new accounting pronouncement	—	—	(21,733)	—	1,677	(20,056)
Net loss	—	—	—	—	(49,332)	(49,332)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	32	—	32
Foreign currency translation adjustment, net of taxes	—	—	—	(1,012)	—	(1,012)
Exercise of common stock options	1,935	2	4,545	—	—	4,547
Vesting of restricted stock units	1,401	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(410)	—	(1,314)	—	—	(1,314)
Issuance of common stock under employee stock purchase plan	355	—	913	—	—	913
Share-based compensation	—	—	13,920	—	—	13,920
Issuance of common stock for business acquisition	6,878	$7	$18,426	$—	$—	$18,433
Balance September 30, 2021	133,812	$134	$571,268	$(8,491)	$(421,588)	$141,323
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(78,217)	$(49,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,316	19,111
Share-based compensation	22,656	16,477
Foreign currency remeasurement loss (gain)	614	(66)
Deferred income taxes	(19,117)	(198)
Gain on sale of property and equipment	(47)	(219)
Accounts receivable charges	671	1,047
Amortization of premium on marketable securities	526	1,597
Noncash interest expense	634	604
Changes in operating assets and liabilities, net of amounts acquired in business combinations:
Accounts receivable	(33,136)	(13,037)
Prepaid expenses and other current assets	(1,521)	1,678
Income taxes receivable	(721)	4
Other assets	(200)	2,017
Accounts payable and other current liabilities	52,437	8,163
Deferred revenue	4,831	4,640
Income taxes payable	(424)	210
Other long-term liabilities	(57)	(26)
Net cash used in operating activities	(21,755)	(7,330)
Investing activities
Purchases of marketable securities	(19,781)	(44,838)
Sale and maturities of marketable securities	45,191	84,000
Purchases of property and equipment	(20,516)	(11,909)
Proceeds from sale of property and equipment	47	219
Cash acquired in (used for) acquisition of business	30,866	(30,968)
Net cash provided by (used in) investing activities	35,807	(3,496)
Financing activities
Payment of debt issuance costs	—	(30)
Payments of employee tax withholdings related to restricted stock vesting	(3,371)	(1,315)
Proceeds from employee stock plans	9,361	5,460
Net cash provided by financing activities	5,990	4,115
Effect of exchange rate changes on cash and cash equivalents	(2,654)	(499)
Net increase (decrease) in cash and cash equivalents	17,388	(7,210)
Cash and cash equivalents, beginning of period	41,918	46,795
Cash and cash equivalents, end of period	$59,306	$39,585
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,405	$4,460
Cash paid during the period for income taxes, net of refunds	$1,202	$714
Common stock issued in connection with acquisition of business	$186,196	$18,433
Common stock contingent consideration related to business combination	$16,300	$—
Common stock issued for employee compensation arrangements	$9,419	$—
Property and equipment remaining in accounts payable and other current liabilities	$1,298	$1,166

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2022
1. Nature of Business
Edgio, Inc. (“Edgio”), a provider of content delivery services, edge security, video services, AppOps and Jamstack application architecture, provides powerful tools to optimize and deliver digital experiences. Edgio offers one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure and reliable.
We were incorporated in Delaware in 2003, and have operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. We began international operations in 2004. On June 15, 2022, we changed our corporate name from Limelight Networks, Inc. to Edgio, Inc.
On June 15, 2022, Edgio completed the acquisition (the “Edgecast Acquisition”) of all of the outstanding shares of common stock of Edgecast Inc., a California corporation (“Edgecast”), and certain Edgecast-related businesses and assets from College Parent, L.P., a Delaware limited partnership (“College Parent”), for total purchase consideration of $202,446. The total purchase consideration included 76,920 shares of our common stock. Edgecast is a leading provider of edge security, content delivery and video services. Edgio accounted for the acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.
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

3. Business Acquisitions
Edgecast Acquisition
On June 15, 2022, we closed the acquisition of 100% of the equity interests of Edgecast for an estimated total purchase consideration of $202,446.
The following table presents the allocation of the estimated purchase price consideration for Edgecast:

Consideration:
Common stock	$195,565
Common stock - contingent consideration	16,300
Less: Consideration allocated to employee compensation arrangements	(9,419)
Total consideration allocated to Edgecast Acquisition	$202,446
The purchase price was defined within the purchase agreement as $270,000 in Edgio common stock at a reference price of $4.1168 (determined using a 30-day volume-weighted average price (“VWAP”) of Edgio’s common stock price prior to the execution of the purchase agreement), and adjustments for customary working capital adjustments. The fair value of our common stock consideration of 80,812 shares, is based on the opening price of our common stock of $2.42 per share on the acquisition closing date. Inclusive within the common stock consideration, and pursuant to the purchase agreement, Edgio issued 7,287 shares of common stock in exchange for cash from College Parent of $30,000. As the economic substance of this issuance was to provide additional cash to Edgecast for liabilities that existed prior to the business combination and the transaction occurred on June 15, 2022, Edgio concluded that this was part of the business combination, and therefore, should be considered as part of the consideration transferred in exchange for the acquisition of Edgecast. The estimated purchase consideration was also adjusted for 3,892 shares issued for employee compensation arrangements accounted for as separate transactions as further discussed below.
The purchase agreement contains an “earn-out” or contingent consideration provision in the event that the price of our common stock exceeds certain thresholds during the period ending on the third anniversary of the acquisition date of the transaction (the “Earnout Period”), Edgio will be required to issue approximately up to an additional 12,685 shares of our common stock to College Parent (the “common stock contingent consideration”). If during the Earnout Period, the closing share price of our common stock exceeds the following share prices for 10 trading days in any 30 consecutive trading day period the following number of shares of our common stock will be issued: (a) approximately 5,398 shares of our common stock if the closing share price of our common stock exceeds $6.1752 per share, (b) approximately 4,048 shares of our common stock if the closing share price of our common stock exceeds $8.2336 per share, and (c) approximately 3,239 shares of our common stock if the closing share price of our common stock exceeds $10.2920 per share. Edgio estimated that the fair value of the common stock contingent consideration, with the assistance of a third-party valuation specialist using a Monte Carlo simulation, and initially concluded it was $16,900 as of the acquisition date. During the three months ended September 30, 2022, Edgio updated the preliminary fair value of the contingent consideration from $16,900 to $16,300 as a measurement period adjustment, which impacted stockholders' equity and goodwill.
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
During the three and nine months ended September 30, 2022, Edgio recorded $3,865 and $4,863, in compensation expense to the unaudited consolidated statements of operations as a result of the employee compensation arrangements, respectively. Of the $3,865 of compensation expense, $674, $184, $292, and $2,715 was recorded to cost of services, general and administrative, sales and marketing, and research and development, respectively. Of the $4,863 of compensation expense, $880, $362, $333, and $3,288, was recorded to cost of services, general and administrative, sales and marketing, and research and development, respectively. The employee compensation arrangements are time-based vesting only and the unrecognized compensation expense was $4,556 as of September 30, 2022, of which $1,572 is expected to be recognized during the remainder of 2022, $2,559 in 2023, and the remainder thereafter.
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
The following table summarizes the preliminary allocation of the purchase consideration to the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired:

Cash (inclusive of $30,000 as described above)	$30,037
Accounts receivable (a)	47,765
Prepaid expenses and other current assets (a)	6,835
Property and equipment (a)	61,718
Operating lease right of use assets	1,365
Goodwill (a)	58,512
Intangible assets
Customer relationships	11,000
Technology	49,000
Other assets	393
Total assets acquired	266,625
Accounts payable and accrued liabilities	6,917
Deferred revenue	1,060
Operating lease liability obligations	3,071
Other current liabilities (a)	32,159
Operating lease liability obligations, less current portion	2,531
Deferred income taxes	18,433
Deferred revenue, less current portion	8
Total liabilities	64,179
Total purchase consideration	$202,446
(a) During the third quarter of 2022, we identified measurement period adjustments related to preliminary fair value estimates. The total adjustments included a decrease to property and equipment of $6,348, a decrease to other current liabilities of $1,204, a decrease to accounts receivable of $788, and an increase to prepaid expenses and other current assets of $166. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date.
The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and certain amounts noted above are preliminary and subject to change during the remaining measurement period as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The primary preliminary estimates that are not yet finalized relate to certain assets and liabilities assumed, identifiable intangible assets, deferred income taxes and residual goodwill. Edgio expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The fair value of acquired property and equipment was valued using the market approach and indirect cost approach and primarily consists of computer and networking equipment. The weighted-average depreciation period for the acquired property and equipment was 2.9 years at the acquisition date. The fair value of the acquired intangible assets was determined as follows, customer relationships, utilizing the excess earnings method, and technology, utilizing the relief from royalty method. The weighted-average amortization period of the acquired intangible assets was 8.5 years for customer relationships and 4.0 years for technology at the acquisition date. The deferred income tax liability was $18,433, primarily as a result of the fair value attributable to the identifiable intangible assets.
During the three months ended September 30, 2022, Edgecast represented $62,231 of our total revenue and $8,306 of loss included in our consolidated net loss. During the nine months ended September 30, 2022, Edgecast represented $75,005 of our total revenue and $8,293 of loss included in our consolidated net loss.
Transaction costs incurred by us in connection with the Edgecast Acquisition were $4,520 and $23,902 for the three and nine months ended September 30, 2022, respectively, and were recorded within general and administrative expenses in our unaudited consolidated statements of operations.
Unaudited Pro Forma Financial Information
The following unaudited pro forma combined financial information presents combined results of Edgio and Edgecast as if the acquisition of Edgecast has occurred on January 1, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$121,156	$134,706	$399,958	$401,810
Net loss	$(33,635)	$(33,541)	$(93,096)	$(137,415)
These unaudited pro forma combined financial statements include adjustments to reflect fair value adjustments related to property and equipment depreciation, customer relationships and technology amortization, compensation expense related to the employee compensation arrangements, exclusion of interest income related to loan receivables settled at the acquisition date, and the effects of the adjustments on income taxes and net loss. Additionally, the pro forma adjustments include adjustments to reflect non-recurring transaction costs of $4,520 and $23,902, incurred in the three and nine months ended September 30, 2022, respectively, and non-recurring restructuring charges related to the Edgecast Acquisition of $1,090 and $4,804 incurred in the three and nine months ended September 30, 2022, respectively, as of the beginning of the comparable prior reporting period.
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

The following table summarizes the final allocation of the purchase consideration to the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired:

Cash	$3,130
Accounts receivable	2,514
Prepaid expenses and other current assets (a)	1,052
Goodwill (a)	35,669
Intangible assets:
Trade name	91
Customer relationships	7,090
Technology	8,480
Total assets acquired	58,026
Accounts payable and accrued liabilities	2,432
Deferred revenue	3,107
Total liabilities	5,539
Total purchase consideration	$52,487
(a) The valuation process to determine the fair values is complete. During the respective measurement period (up to one year from the acquisition date), Edgio made certain measurement period adjustments to reflect facts and circumstances in existence at the acquisition date. During the first quarter of 2022, measurement period adjustments resulted in an increase to prepaid expenses and other current assets of $860 and a decrease to goodwill of $860. During the second quarter of 2022, measurement period adjustments resulted in an increase to prepaid expenses and other current assets of $38 and a decrease to goodwill of $38. During the third quarter of 2022, total remeasurement period adjustments of $119 resulted in a decrease to prepaid expenses and other current assets and an increase to goodwill of $119.

4. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) at September 30, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Commercial paper	3,242	—	—	3,242
Corporate notes and bonds	5,204	—	27	5,177
Municipal securities	3,026	—	1	3,025
Total marketable securities	$11,512	$—	$28	$11,484
The amortized cost and estimated fair value of marketable securities at September 30, 2022, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$11,472	$—	$28	$11,444
Due after one year and through five years	40	—	—	40
Total marketable securities	$11,512	$—	$28	$11,484

The following is a summary of marketable securities (designated as available-for-sale) at December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	18,297	—	38	18,259
Municipal securities	19,117	—	9	19,108
Total marketable securities	$37,454	$—	$47	$37,407
The amortized cost and estimated fair value of marketable securities at December 31, 2021, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$37,209	$—	$47	$37,162
Due after one year and through five years	245	—	—	245
Total marketable securities	$37,454	$—	$47	$37,407
5. Accounts Receivable, net
Accounts receivable, net include:

	September 30,	December 31,
	2022	2021
Accounts receivable	$124,533	$43,887
Less: credit allowance	(210)	(170)
Less: allowance for doubtful accounts	(1,926)	(1,500)
Total accounts receivable, net	$122,397	$42,217
The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the nine months ended September 30, 2022 and the twelve months ended December 31, 2021:

	Nine Months Ended	Twelve Months Ended
	September 30, 2022	December 31, 2021
Beginning of period	$1,500	$1,012
Provision for credit losses	671	1,082
Write-offs	(245)	(594)
End of period	$1,926	$1,500
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	September 30,	December 31,
	2022	2021
Prepaid bandwidth and backbone	$1,893	$1,754
VAT receivable	6,902	4,781
Prepaid expenses and insurance	6,682	1,975
Related party receivable	7,853	—
Vendor deposits and other	5,445	4,526
Total prepaid expenses and other current assets	$28,775	$13,036

7. Property and Equipment, net
Property and equipment, net include:

	September 30,	December 31,
	2022	2021
Network equipment	$164,925	$123,915
Computer equipment and software	8,968	7,107
Furniture and fixtures	5,961	1,406
Leasehold improvements	6,073	6,454
Other equipment	17	18
Total property and equipment	185,944	138,900
Less: accumulated depreciation	(94,274)	(105,278)
Total property and equipment, net	$91,670	$33,622
Cost of revenue depreciation expense related to property and equipment was $9,841 and $5,685, for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, cost of revenue depreciation expense related to property and equipment was $20,833 and $17,293, respectively.
Operating expense depreciation and amortization expense related to property and equipment was $1,026 and $409, for the three months ended September 30, 2022 and 2021, respectively. Operating expense depreciation and amortization expense related to property and equipment was $1,608 and $1,497, for the nine months ended September 30, 2022 and 2021, respectively.
8. Goodwill and Other Intangible Assets
We have recorded goodwill as a result of past business acquisitions. We review goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit as of September 30, 2022.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022, were as follows:

Balance, December 31, 2021	$114,511
Foreign currency translation adjustment	(1,179)
Measurement period adjustments - Moov acquisition	(779)
Acquisition of Edgecast	58,512
Balance, September 30, 2022	$171,065
Intangible assets consist of the following as of September 30, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(33)	$58
Client relationships	18,090	(1,970)	16,120
Technology	57,480	(5,920)	51,560
Total other intangible assets	$75,661	$(7,923)	$67,738
Aggregate expense related to amortization of other intangible assets for the three and nine months ended September 30, 2022 was $4,917 and $6,875, respectively. Aggregate expense related to amortization of other intangible assets for the three and nine months ended September 30, 2021 was $321. There were no impairment charges incurred in the periods presented.
As of September 30, 2022, the weighted-average remaining useful lives of our acquired intangible assets were 1.9 years for trade name, 6.7 years for client relationships, and 3.7 years for technology, and 4.4 years in total, for all acquired intangible assets.

As of September 30, 2022, future amortization expense related to our other intangible assets is expected to be recognized as follows:

Remainder of 2022	$4,174
2023	16,694
2024	16,684
2025	16,664
2026	8,480
Thereafter	5,042
Total	$67,738

9. Other Current Liabilities
Other current liabilities include:

	September 30,	December 31,
	2022	2021
Accrued compensation and benefits	$16,534	$5,131
Accrued cost of revenue (1)	47,977	5,714
Accrued interest payable	729	1,823
Related party payable	10,241	—
Other accrued expenses	11,273	6,624
Total other current liabilities	$86,754	$19,292
(1) September 30, 2022 balance includes accrued cost of revenue acquired as a result of the Edgecast Acquisition, and accrued bandwidth costs and co-location fees related to Edgecast operations during the three and nine months ended September 30, 2022. Refer to Note 3 “Business Acquisitions” for more information.
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
As of September 30, 2022, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible. The Notes were classified as long-term debt on our consolidated balance sheet as of September 30, 2022, and December 31, 2021.
At the time of issuance in July 2020, we separately accounted for the liability and equity components of the Notes. We determined the initial carrying amount of the $102,500 liability component before consideration of debt discount and transaction fees by calculating the present value of the cash flows using an effective interest rate of 8.6%. The interest rate was determined based on non-convertible debt offerings of similar sizes and terms by companies with similar credit ratings (Level 2 inputs). The carrying amount of the equity component, representing the conversion option, was $22,500 and was calculated by deducting the initial carrying value of the liability component from the principal amount of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the 5-year contractual term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. On January 1, 2021, we early adopted ASU 2020-06 on a modified retrospective basis. As a result of the adoption of ASU 2020-06, our total remaining interest expense over the contractual terms of our convertible debt will be approximately $20,823 less than under the previous accounting standards. The adoption resulted in a $21,733 decrease in additional paid in capital from the derecognition of the bifurcated equity component, a $20,255 increase in debt from the derecognition of the discount associated with the bifurcated equity component and a $1,677 decrease to the opening balance of accumulated deficit, representing the cumulative interest expense recognized related to the amortization of the bifurcated conversion option.

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
The net carrying amounts of the liability and equity components of the Notes consisted of the following:

	September 30,	December 31,
	2022	2021
Liability component:
Principal	$125,000	$125,000
Unamortized transaction costs	(2,584)	(3,218)
Net carrying amount	$122,416	$121,782
Interest expense recognized related to the Notes was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Contractual interest expense	$1,093	$1,094	$3,281	$3,259
Amortization of transaction costs	214	204	634	604
Total	$1,307	$1,298	$3,915	$3,863
As of September 30, 2022, and December 31, 2021, the estimated fair value of the Notes was $112,659 and $119,363, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.
Capped Call Transactions
In connection with the offering of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (collectively, the “Capped Calls”). The Capped Calls have an initial strike price of approximately $8.53 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $13.38 per share, subject to certain adjustments. The Capped Calls are generally intended to reduce or offset the potential economic dilution of approximately 14.7 million shares to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Calls are considered indexed to our own stock and are equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $16,400 incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.
Line of Credit
In November 2015 we entered into the original Loan and Security Agreement (the “Credit Agreement”) with SVB. At September 30, 2022, the maximum principal commitment amount was $20,000. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable.
As of September 30, 2022, and December 31, 2021, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000 and $20,000, respectively.
As of September 30, 2022, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended September 30, 2022 and 2021, there was no interest expense and fees expense and amortization was $10 and $10, respectively. During the nine months ended September 30, 2022 and 2021, there was no interest expense and fees expense and amortization was $30 and $36, respectively.

Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. SVB’s security interest in our foreign subsidiaries is limited to 65% of the voting stock of each such foreign subsidiary.
We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of September 30, 2022, we were in compliance with our covenant under the Credit Agreement. As long as our Adjusted Quick Ratio remains above 1.5 to 1, we no longer are required to submit quarterly borrowing base reports.
Since inception, there have been nine amendments to the Credit Agreement, with the most recent amendment effective November 2, 2022 when the previous amendment expired. The maximum principal commitment amount under the amended Credit Agreement is $50,000 with a maturity date of April 2, 2025.
11. Restructuring Charges
During the third quarter of 2021, management committed to restructure certain parts of the company to align our workforce and facility requirements with our continued investment in the business as we focus on cost efficiencies, improved growth and profitability. As a result, certain facilities, right of use assets, outside service contracts and professional fees were incurred. During the second quarter of 2022, management committed to a separate action to restructure certain parts of the company to focus on improved profitability. As a result, certain headcount reductions were implemented. During the three and nine months ended September 30, 2022, we incurred $4,070 and $9,136, respectively, of costs related to these restructuring plans. We expect approximately $2,000 of additional costs related primarily to consulting fees to restructure our datacenter architecture over the next 18 months.
The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our consolidated balance sheet) during the nine months ended September 30, 2022 (in thousands):
2022 Restructuring Charges

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Professional Fees and Other	Total
Balance as of December 31, 2021	$235	$—	$180	$—	$415
Costs incurred (recorded in restructuring charge)	(95)	—	791	2	698
Cash disbursements	(140)	—	(687)	(2)	(829)
Non-cash charges, other adjustments	—	—	3	—	3
Balance as of March 31, 2022	$—	$—	$287	$—	$287
Costs incurred (recorded in restructuring charge)	3,714	—	654	—	4,368
Cash disbursements	—	—	(807)	—	(807)
Non-cash charges, other adjustments	(1,884)	—	—	—	(1,884)
Balance as of June 30, 2022	$1,830	$—	$134	$—	$1,964
Costs incurred (recorded in restructuring charge)	1,511	397	2,162	—	4,070
Cash disbursements	(3,011)	—	(409)	—	(3,420)
Non-cash charges	(182)	(157)	(1,596)	—	(1,935)
Balance as of September 30, 2022	$148	$240	$291	$—	$679

The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our consolidated balance sheet) during the nine months ended September 30, 2021 (in thousands):
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
12. Contingencies
Legal Matters
We are subject to various legal proceedings and claims, either asserted or unasserted, arising from time to time, in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows and accordingly, no material legal contingencies were accrued as of September 30, 2022 and December 31, 2021. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
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
There are many transactions and calculations where the ultimate tax determination is uncertain. In addition, domestic and international taxation laws are subject to change. In the future, we may come under audit, which could result in changes to our tax estimates. We believe we have maintained adequate tax reserves, that are not material in amount, to offset potential liabilities that may arise upon audit. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent these estimates ultimately prove to be inaccurate, the associated reserves would be adjusted, resulting in the recording of a benefit or expense in the period in which a change in estimate or a final determination is made.
13. Net Loss per Share
We calculate basic and diluted net loss per weighted average share. We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic net loss per share. Diluted net loss per share includes the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans, in the weighted-average number of shares of common stock outstanding.

The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(42,617)	$(10,105)	$(78,217)	$(49,332)
Basic weighted-average outstanding shares of common stock	220,194	126,791	169,166	125,710
Basic weighted-average outstanding shares of common stock	220,194	126,791	169,166	125,710
Dilutive effect of stock options, restricted stock units, and other equity incentive plans	—	—	—	—
Diluted weighted-average outstanding shares of common stock	220,194	126,791	169,166	125,710
Basic net loss per share	$(0.19)	$(0.08)	$(0.46)	$(0.39)
Diluted net loss per share:	$(0.19)	$(0.08)	$(0.46)	$(0.39)
For the three and nine months ended September 30, 2022 and 2021, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee stock purchase plan	266	314	266	314
Stock options	1,081	1,243	2,044	2,574
Restricted stock units	4,170	11,521	5,250	11,979
Convertible senior notes	14,654	14,654	14,654	14,654
Contingently issuable shares (1)	12,685	—	12,685	—
	32,856	27,732	34,899	29,521
(1) Represents common stock contingent consideration related to the Edgecast Acquisition.
14. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. We did not purchase any shares during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan (the, “2007 Plan”), which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan (the “Restated 2007 Plan”), which amended and restated the 2007 Plan. Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the Restated 2007 Plan to April 2026. There was no increase in the aggregate number of shares available for issuance. The total number of shares available to be issued under the Restated 2007 Plan as of September 30, 2022 was 15,524.
2021 Inducement Plan
In November 2021, we adopted the Inducement Plan pursuant to which we reserved 11,000 shares of common stock, to be used exclusively for grants of equity-based awards to highly qualified prospective officers and employees, as an inducement material to the individual's entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The Inducement Plan was adopted by our board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. We have issued 10,477 shares under the Inducement Plan as of September 30, 2022.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (“ESPP”), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three months ended September 30, 2022, we did not issue any shares under the ESPP. During the nine months ended September 30, 2022, we issued 280 shares under the ESPP. Total cash proceeds from the purchase of shares under the ESPP was approximately $730. As of September 30, 2022, shares reserved for issuance to employees under this plan totaled 2,769, and we held employee contributions of $621 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors has authorized the issuance of up to 7,500 shares of preferred stock at September 30, 2022. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of September 30, 2022, the board of directors had not adopted any resolutions for the issuance of preferred stock.
15. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2022, were as follows:

	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2021	$(8,296)	$(49)	$(8,345)
Other comprehensive (loss) gain before reclassifications	(5,130)	13	(5,117)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) gain	(5,130)	13	(5,117)
Balance, September 30, 2022	$(13,426)	$(36)	$(13,462)

16. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation expense by type:
Stock options	$340	$144	$1,510	$7,395
Restricted stock units	7,850	3,300	20,618	8,579
ESPP	163	213	528	503
Total share-based compensation expense	$8,353	$3,657	$22,656	$16,477
Share-based compensation expense:
Cost of services	$855	$438	$1,589	$1,142
General and administrative expense	2,200	2,301	6,469	10,203
Sales and marketing expense	727	640	3,284	1,598
Research and development expense	4,571	662	11,314	1,647
Restructuring charge	—	(384)	—	1,887
Total share-based compensation expense	$8,353	$3,657	$22,656	$16,477
Unrecognized share-based compensation expense totaled approximately $32,249 at September 30, 2022, of which $4,019 related to stock options and $28,230 related to restricted stock units. Unrecognized share-based compensation includes both time-based and performance-based equity. We currently expect to recognize share-based compensation expense of $5,122 during the remainder of 2022, $18,454 in 2023, and the remainder thereafter based on scheduled vesting of the stock options and restricted stock units outstanding at September 30, 2022.
17. Operating Leases - Right of Use Assets and Purchase Commitments
Right of Use Assets
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of September 30, 2022.

Right-of-use assets	$6,680

Lease liability obligations, current	$4,396
Lease liability obligations, less current portion	10,511
Total lease liability obligations	$14,907

Weighted-average remaining lease term	5.4 years

Weighted-average discount rate	5.05%
During the three and nine months ended September 30, 2022, operating lease costs were immaterial.
During the three months ended September 30, 2021, we recognized approximately $398 in operating lease costs. Operating lease costs of $97 are included in cost of revenue, and $301 are included in operating expenses in our consolidated statements of operations. During the three months ended September 30, 2021, cash paid for operating leases was approximately $754. During the nine months ended September 30, 2021, we recognized approximately $1,827 in operating lease costs. Operating lease costs of $340 were included in cost of revenue, and $1,487 were included in operating expenses in our consolidated statements of operations. During the nine months ended September 30, 2021, cash paid for operating leases was approximately $2,317.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2022, were as follows:

Remainder of 2022	$1,360
2023	5,154
2024	2,360
2025	1,440
2026	1,468
Thereafter	5,361
Total minimum payments	17,143
Less: amount representing interest	2,236
Total	$14,907
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of September 30, 2022:

Remainder of 2022	$24,242
2023	46,593
2024	24,592
2025	17,893
2026	13,557
Thereafter	5,234
Total minimum payments	$132,111
18. Concentrations
During the three months ended September 30, 2022 we had two clients, Amazon and Verizon, who each represented 10% or more of our total revenue. During the nine months ended September 30, 2022 we had one client, Amazon, who represented 10% or more of our total revenue. During the three and nine months ended September 30, 2021, respectively, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.
Revenue from clients located within the United States, our country of domicile, was $87,478 for the three months ended September 30, 2022, compared to $33,405 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, revenue from clients located within the United States was $170,347, compared to $90,576 for the nine months ended September 30, 2021.
During the three and nine months ended September 30, 2022 and 2021, respectively, based on client location, we had two countries, the United States and Japan, which individually accounted for 10% or more of our total revenue.
19. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended September 30, 2022 and 2021 was $440 and $211, respectively. For the nine months ended September 30, 2022 and 2021, income tax (benefit) expense was $(18,943) and $718, respectively. Income tax expense (benefit) was different than the statutory income tax rate primarily due to the partial release of valuation allowances resulted from deferred tax liabilities created by the acquired intangibles related to the Edgecast Acquisition, which created source two income and resulted in certain deferred tax assets, previously subject to valuation allowances due to them not being more likely than not of being realized, now being realizable, and the recording of state and foreign tax expense for the three and nine month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2018 through 2020 remain subject to examination by federal tax authorities. Tax years 2017 through 2020 generally remain subject to examination by state tax authorities. As of September 30, 2022, we are not under any federal or state examination for income taxes.

For the three and nine months ended September 30, 2022 and 2021, respectively, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (“GILTI”) as a result of our net operating loss carryforwards (NOL) and valuation allowance position.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. We have evaluated the impact of the CARES Act, and do not expect the provisions of the CARES Act to have an impact on us.
20. Related Party Transactions
College Parent and its related affiliates qualified as a related party following the close of the Edgecast Acquisition due to its ownership interest in Edgio. At September 30, 2022, Edgio had recorded receivables from College Parent and its affiliates related to reimbursement for certain compensation and severance plans. Additionally, at September 30, 2022, Edgio had recorded payables related to transition service agreements, which had been entered into between Edgio and College Parent and its related affiliates. For the three months ended September 30, 2022, expenses related to these agreements were $14,304 of which $7,216 was recorded in cost of sales, $2,406 was recorded in general and administrative, $222 was recorded in sales and marketing, and $4,460 was recorded in research and development within our consolidated statement of operations. For the nine months ended September 30, 2022, expenses related to these agreements were $16,821 of which $9,139 was recorded in cost of sales, $2,876 was recorded in general and administrative, $334 was recorded in sales and marketing, and $4,472 was recorded in research and development within our consolidated statement of operations. The following table summarizes the amounts due to and due from College Parent and its related affiliates:

September 30,
2022
Prepaid assets and other current assets	$7,853
Other assets	2,557
Total amount due from related party	$10,410

Accounts payable	$6,580
Other current liabilities	10,241
Total amount due to related party	$16,821
Revenue from College Parent and its affiliates were immaterial for the three and nine months ended September 30, 2022. Trade accounts receivable were immaterial at September 30, 2022.
21. Segment Reporting and Geographic Areas
Our chief operating decision maker (who is our Chief Executive Officer) reviews our financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. We operate in one industry segment—content delivery and related services and we operate in three geographic areas—Americas, Europe, Middle East, and Africa (“EMEA”), and Asia Pacific.
Revenue by geography is based on the location of the client from where the revenue is earned based on bill to locations. The following table sets forth our revenue by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Americas	$96,135	79%	$34,065	62%	$181,781	72%	$92,432	60%
EMEA	6,954	6%	6,427	12%	18,924	7%	20,986	14%
Asia Pacific	18,067	15%	14,710	26%	52,721	21%	41,327	26%
Total revenue	$121,156	100%	$55,202	100%	$253,426	100%	$154,745	100%

The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country / Region	2022	2021	2022	2021
United States / Americas	$87,478	$33,405	$170,347	$90,576
Japan / Asia Pacific	$10,519	$7,925	$32,571	$23,584
The following table sets forth property and equipment, net (long-lived assets) by geographic area where they are located:

	September 30,	December 31,
	2022	2021
Americas	$71,413	$23,733
International	20,257	9,889
Total long-lived assets	$91,670	$33,622
22. Fair Value Measurements
As of September 30, 2022, and December 31, 2021, we held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements at September 30, 2022:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (2)	$8,491	$8,491	$—	$—
Certificate of deposit (1)	40	—	40	—
Commercial paper (1)	3,242	—	3,242	—
Corporate notes and bonds (1)	5,177	—	5,177	—
Municipal securities (1)	3,025	—	3,025	—
Total assets measured at fair value	$19,975	$8,491	$11,484	$—
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
______________
(1)    Classified in marketable securities
(2)    Classified in cash and cash equivalents
The carrying amount of cash equivalents approximates fair value because their maturity is less than three months from the date of purchase. The carrying amount of short-term and long-term marketable securities approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders’ equity. The carrying amount of accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short-term maturity of the amounts.

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
On June 15, 2022, we changed our corporate name from Limelight Networks, Inc. to Edgio, Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Quarterly Report on Form 10-Q. Beginning on June 15, 2022, our common stock is traded on Nasdaq under the ticker symbol “EGIO”.
Prior period information has been modified to conform to current year presentation. All information in this Item 2 is presented in thousands, except per share amounts, client count and where otherwise specifically noted.
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we are an edge-enabled software solutions provider powering secure digital experiences through a seamlessly integrated delivery, applications and streaming platform. Our coordinated complete solution delivers instant, secure website applications that provides powerful tools and a client-first approach to optimize and deliver digital experiences at the edge. We are a trusted partner to some of the world’s notable brands and serve their global customers by building sub-second sites, protecting mission critical digital assets and delivering experiences such as livestream sporting events, global movie launches, video games, and file downloads for new phone applications. We offer one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable. Our mission is to securely manage and globally deliver digital content, building client satisfaction through exceptional reliability and performance.
Our business mission is to design solutions for our clients that help them power extraordinary digital experiences for their customers. Because of this, we operate a globally distributed network with services that are available 24 hours a day, seven days a week, and 365 days a year. Our sophisticated and powerful network is fully redundant and includes extensive diversity through data center and telecommunication suppliers within and across regions.
In early 2020, the World Health Organization (“WHO”) declared COVID-19 as a global pandemic. This pandemic has disrupted the normal operations of many businesses, including ours. Despite such disruption, our level of client service has remained uninterrupted. There also has been no material impact to our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. The future impacts of the COVID-19 pandemic remain uncertain and while it is difficult to predict what the world will look like when this pandemic has run its course, we currently do not expect the COVID-19 pandemic to have a material adverse impact on our balance sheet, financial condition, and results of operations, nor do we expect any impairment of goodwill, or long-lived assets.
We provide our services in a highly competitive industry in which differentiation is primarily measured by performance and cost and the difference between providers can be as small as a fraction of a percent. We have experienced the commoditization of our once innovative and highly valued content delivery service, which, when combined with the low switching costs in a multi-CDN environment, results in on-going price compression, despite the large, unmet market need for our services. Through the first nine months of 2022, we continued to see a decline in our average selling price, primarily due to the on-going price compression with our multi-CDN clients.
In February 2021, Bob Lyons joined Edgio as Chief Executive Officer and Director. Since that date and under Mr. Lyon's leadership, we have implemented a go-forward strategy designed to simultaneously address short-term headwinds and to position us to achieve near- and long-term success by building upon and more fully leveraging our ultra-low latency, global network, and operational expertise. We are focused on three key areas:
• Improving our core: Our ability to consistently grow revenue requires us to do a better job at managing the cost structure of our network while anticipating and providing our clients with the tools and reliable performance they need and to do it sooner and better than our competitors. Our operating expenses are largely driven by payroll and related employee costs. Our employee headcount increased from 552 on December 31, 2021, to 1,256 on September 30, 2022, primarily due to the Edgecast Acquisition. We implemented a broader and more detailed operating model in 2021, built on metrics, process discipline, and improvements to client satisfaction, performance, and cost. We are building an internal culture that embraces speed, transparency, and accountability. Since the close of the Edgecast Acquisition, we have put other cost savings measures into place. We recorded restructuring charges of $4,070 and $9,136 during the three and nine months ended September 30, 2022, respectively. We are also continuously seeking opportunities to be more efficient and productive in order to achieve cost savings and improve our profitability.
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
• Extending our core: Longer term, we believe we can drive meaningful improvements to profitability and growth by diversifying our capabilities, clients, and revenue mix. We need to enable digital builders to easily load content faster, personalize it more and protect it outside of a controlled environment. We believe we have an opportunity of extending the use of our network to new clients with new solutions that utilize non-peak traffic solutions. In September 2021, we acquired Moov, a California corporation doing business as Layer0, a sub-scale SaaS based application acceleration and developer platform. We believe this platform coupled with our global CDN network will be a catalyst in our pursuit of positioning us as an Edge Solutions platform. In June 2022, we completed the acquisition of Yahoo's Edgecast, a leading provider of edge security, content delivery and video services, in an all-stock transaction. Edgecast is a business unit of Yahoo, which is owned by funds managed by affiliates of Apollo and Verizon Communications. Edgio will deliver significantly increased scale and scope with diversified revenue across products, clients, geographies, and channels. The combination will create a globally scaled, edge enabled software solutions provider with pro forma 2021 revenue of more than $500 million across cloud security and web applications, content delivery and edge video platform in an expanded total addressable market of $40 billion.
We are committed to helping our clients deliver better digital experiences to their customers, create better returns for our shareholders, and provide our employees an environment in which they can grow, develop, and win.
The following table summarizes our revenue, costs, and expenses for the three and nine months ended September 30, 2022 and 2021 (in thousands of dollars and as a percentage of total revenue). Edgecast results were included in our results of operations for the three months ended September 30, 2022. For the nine months ended September 30, 2022, results of operations include Edgecast results for the period from June 15, 2022 to September 30, 2022.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenue	$121,156	100.0%	$55,202	100.0%	$253,426	100.0%	$154,745	100.0%
Cost of revenue	84,262	69.5%	39,372	71.3%	176,411	69.6%	117,001	75.6%
Gross profit	36,894	30.5%	15,830	28.7%	77,015	30.4%	37,744	24.4%
Operating expenses	72,742	60.0%	22,454	40.7%	158,353	62.5%	70,901	45.8%
Restructuring charges	4,070	3.4%	1,770	3.2%	9,136	3.6%	10,798	7.0%
Operating loss	(39,918)	(32.9)%	(8,394)	(15.2)%	(90,474)	(35.7)%	(43,955)	(28.4)%
Total other expense	(2,259)	(1.9)%	(1,500)	(2.7)%	(6,686)	(2.6)%	(4,659)	(3.0)%
Loss before income taxes	(42,177)	(34.8)%	(9,894)	(17.9)%	(97,160)	(38.3)%	(48,614)	(31.4)%
Income tax expense (benefit)	440	0.4%	211	0.4%	(18,943)	(7.5)%	718	0.5%
Net loss	$(42,617)	(35.2)%	$(10,105)	(18.3)%	$(78,217)	(30.9)%	$(49,332)	(31.9)%
Use of Non-GAAP Financial Measures
To evaluate our business, we consider and use non-generally accepted accounting principles (“Non-GAAP”) net income (loss), EBITDA, and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that our management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of our overall business performance. We define Non-GAAP net income (loss) to be U.S. GAAP net income (loss), adjusted to exclude share-based compensation, non-cash interest expense, restructuring charges, acquisition and legal related expenses, and amortization of intangible assets. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net income (loss), adjusted to exclude interest expense, interest and other (income) expense, income tax expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to exclude share-based compensation, restructuring charges, and acquisition and legal related expenses. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. Our management uses these Non-GAAP financial measures because, collectively, they provide valuable information on the performance of our on-going operations, and they also enable us to compare against our peer companies and against other companies in our industry and adjacent industries. We believe these measures also provide similar insights to investors, and enable investors to review our results of operations “through the eyes of management.”
Furthermore, our management uses these Non-GAAP financial measures to assist them in making decisions regarding our strategic priorities and areas for future investment and focus.
In our November 9, 2022, earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:
•Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•These measures do not reflect changes in, or cash requirements for, our working capital needs;
•Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA do not reflect the cash requirements necessary for litigation costs, including provision for litigation and litigation expenses;
•These measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•These measures do not reflect income taxes or the cash requirements for any tax payments;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will be replaced sometime in the future, and EBITDA, and Adjusted EBITDA do not reflect any cash requirements for such replacements;
•While share-based compensation is a component of operating expense, the impact on our financial statements compared to other companies can vary significantly due to such factors as the assumed life of the options and the assumed volatility of our common stock; and
•Other companies may calculate Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
We compensate for these limitations by relying primarily on our U.S. GAAP financial results and using Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA only as supplemental support for management’s analysis of business performance. Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA are calculated as follows for the periods presented.
Reconciliation of Non-GAAP Financial Measures
In accordance with the requirements of Item 10(e) of Regulation S-K, we are presenting the most directly comparable U.S. GAAP financial measures and reconciling the unaudited Non-GAAP financial metrics to the comparable U.S. GAAP measures.

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income (Loss)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2022	2021
U.S. GAAP net loss	$(42,617)	$(16,428)	$(10,105)	$(78,217)	$(49,332)
Share-based compensation	8,353	7,291	4,041	22,656	10,026
Non-cash interest expense	214	211	204	634	604
Restructuring charges	4,070	4,368	1,770	9,136	15,625
Acquisition and legal related expenses	8,529	14,167	2,263	27,803	2,441
Amortization of intangible assets	4,917	1,172	321	6,875	321
Non-GAAP net income (loss)	$(16,534)	$10,781	$(1,506)	$(11,113)	$(20,315)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2022	2021
U.S. GAAP net loss	$(42,617)	$(16,428)	$(10,105)	$(78,217)	$(49,332)
Depreciation and amortization	15,784	7,411	6,415	29,316	19,111
Interest expense	1,317	1,315	1,308	3,945	3,899
Interest and other (income) expense	942	1,113	192	2,741	760
Income tax expense (benefit)	440	(19,589)	211	(18,943)	718
EBITDA	$(24,134)	$(26,178)	$(1,979)	$(61,158)	$(24,844)
Share-based compensation	8,353	7,291	4,041	22,656	10,026
Restructuring charges	4,070	4,368	1,770	9,136	15,625
Acquisition and legal related expenses	8,529	14,167	2,263	27,803	2,441
Adjusted EBITDA	$(3,182)	$(352)	$6,095	$(1,563)	$3,248
Critical Accounting Policies and Estimates
Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies. In addition, our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the nine months ended September 30, 2022, there have been no other significant changes in our critical accounting policies and estimates.
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
The following table reflects our revenue for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Revenue	$121,156	$55,202	$65,954	119%	$253,426	$154,745	$98,681	64%
Our revenue increased during the three and nine months ended September 30, 2022, versus the comparable 2021 period, primarily due to the inclusion of revenue from the Edgecast Acquisition. Revenue from the Edgecast Acquisition for the three and nine months ended September 30, 2022 was $62,231 and $75,005, respectively. Our active clients worldwide increased to 996 as of September 30, 2022, compared to 581 as of September 30, 2021. The increase was primarily driven by the Edgecast Acquisition.
During the three months ended September 30, 2022 and 2021, sales to our top 20 clients accounted for approximately 74% and 77%, respectively, of our total revenue. For the nine months ended September 30, 2022 and 2021, sales to our top 20 clients accounted for approximately 69% and 76%, respectively, of our total revenue. The clients that comprised our top 20 clients change from time to time, and our large clients may not continue to be as significant going forward as they have been in the past.
During the three months ended September 30, 2022 we had two clients, Amazon and Verizon, who each represented 10% or more of our total revenue. During the nine months ended September 30, 2022 we had one client, Amazon, who represented 10% or more of our total revenue. During the three and nine months ended September 30, 2021, respectively, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.
Revenue by geography is based on the location of the client from which the revenue is earned. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Americas	$96,135	79%	$34,065	62%	$181,781	72%	$92,432	60%
EMEA	6,954	6%	6,427	12%	18,924	7%	20,986	14%
Asia Pacific	18,067	15%	14,710	26%	52,721	21%	41,327	26%
Total revenue	$121,156	100%	$55,202	100%	$253,426	100%	$154,745	100%
Cost of Revenue
Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to Internet service providers, and fees paid to data center operators for housing of our network equipment in third party network data centers, also known as co-location costs. Cost of revenue also includes leased warehouse space and utilities, depreciation of network equipment used to deliver our content delivery services, payroll and related costs, and share-based compensation for our network operations and professional services personnel. Other costs include hardware costs, cloud service costs, professional fees and outside services, travel and travel-related expenses, and royalty expenses.
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Bandwidth and co-location fees	$46,028	38.0%	$22,840	41.4%	$98,693	38.9%	$70,763	45.7%
Depreciation - network	9,841	8.1%	5,685	10.3%	20,833	8.2%	17,293	11.2%
Payroll and related employee costs (1)	9,009	7.4%	3,833	6.9%	14,572	5.8%	12,302	7.9%
Share-based compensation	855	0.7%	438	0.8%	1,589	0.6%	1,142	0.7%
Other costs	18,529	15.3%	6,576	11.9%	40,724	16.1%	15,501	10.0%
Total cost of revenue	$84,262	69.5%	$39,372	71.3%	$176,411	69.6%	$117,001	75.6%
(1) Includes $676 of acquisition related expenses for the three and nine months ended September 30, 2022.
Our cost of revenue increased in aggregate dollars and decreased as a percentage of total revenue for the three and nine months ended September 30, 2022, versus the comparable 2021 period. The changes in cost of revenue were primarily a result of the following:
•Bandwidth and co-location fees increased in aggregate dollars due to continued expansion in existing and new geographies and capacity acquired with the Edgecast Acquisition. Bandwidth and co-location fees decreased as a percentage of total revenue primarily due to favorable product mix cost reductions and synergies realized from the Edgecast Acquisition.
•Depreciation expense increased in aggregate dollars due to capital equipment acquired in the Edgecast Acquisition and an increase in deployments to meet customer demand.
•Payroll and related employee costs were higher as a result of increased headcount due to the Edgecast Acquisition. We have also increased the use of third party consultants to augment direct staffing expense.
•Other costs increased for both the three and nine months ended September 30, 2022, primarily due to costs associated with increased costs of operations from our acquisition of Edgecast acquired in June 2022, a full quarter of operations from Moov Corporation acquired in September 2021, costs of hardware sold to customers, international re-seller costs, and professional fees including third party consultants. Other costs increased as a percentage of total revenue as a result of cloud service product mix costs, related to additional video streaming products included in the Edgecast Acquisition, and increased consulting fees.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Payroll and related employee costs	$7,175	5.9%	$3,127	5.7%	$17,323	6.8%	$9,499	6.1%
Professional fees and outside services	3,916	3.2%	1,232	2.2%	9,194	3.6%	3,798	2.5%
Share-based compensation	2,200	1.8%	2,301	4.2%	6,469	2.6%	10,203	6.6%
Acquisition and legal related expenses	4,723	3.9%	2,263	4.1%	23,997	9.5%	2,441	1.6%
Other costs	4,184	3.5%	1,609	2.9%	7,975	3.1%	5,003	3.2%
Total general and administrative	$22,198	18.3%	$10,532	19.1%	$64,958	25.6%	$30,944	20.0%
Our general and administrative expense increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended September 30, 2022, versus the comparable 2021 period. The increase in aggregate dollars for the three months ended September 30, 2022, versus the comparable 2021 period was primarily driven by increased payroll and related employee costs, professional fees, acquisition and legal related expenses, and other costs. The increase in payroll and related employee costs was due to increased headcount as a result of the Edgecast Acquisition. Professional fees increased due to increased costs for consulting, recruiting and casual labor. The increase in acquisition and legal related expenses was the result of expenses that had been incurred in relation to the Edgecast Acquisition. Other costs increased due to increased costs for license and software fees.
Our general and administrative expense increased in both aggregate dollars and as a percentage of total revenue for the nine months ended September 30, 2022, versus the comparable 2021 period. The increase in aggregate dollars for the nine months ended September 30, 2022, versus the comparable 2021 periods was primarily driven by increased acquisition and legal related expenses, payroll and related employee costs, professional fees, and other costs, partially offset by a decrease in share based compensation. The increase in acquisition and legal related expenses was the result of expenses that have been incurred in relation to the Edgecast Acquisition. The increase in payroll and related employee costs was due to increased headcount as a result of the acquisitions of Moov and Edgecast. The increase in professional fees was due to increased costs for consulting, recruiting and casual labor. Other costs increased due to increased costs for license and software fees. The decrease in share-based compensation was the result of expense recorded in 2021 related to a transition agreement entered into between us and our former Chief Executive Officer who retired in January 2021.
We expect our general and administrative expenses for 2022 to increase in both aggregate dollars and as a percentage of total revenue primarily due to expenses supporting the Edgecast Acquisition.

Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Payroll and related employee costs (1)	$10,474	8.6%	$4,111	7.4%	$22,179	8.8%	$15,822	10.2%
Share-based compensation	727	0.6%	640	1.2%	3,284	1.3%	1,598	1.0%
Marketing programs	871	0.7%	448	0.8%	2,382	0.9%	1,157	0.7%
Other costs	2,356	1.9%	788	1.4%	5,156	2.0%	3,042	2.0%
Total sales and marketing	$14,428	11.9%	$5,987	10.8%	$33,001	13.0%	$21,619	14.0%
(1) Includes $292 of acquisition related expenses for the three and nine months ended September 30, 2022.
Our sales and marketing expense increased in both aggregate dollars and as a percentage of total revenue for the three months ended September 30, 2022, versus the comparable 2021 period. The increase in aggregate dollars for the three months ended September 30, 2022, versus the comparable 2021 periods was primarily driven by an increase in payroll and related employee costs, other costs, and marketing programs. The increase in payroll and related employee costs was due to increased headcount associated with the Edgecast Acquisition. The increase in other costs was mainly due to an increase in license, subscription, software, and professional fees (casual labor) as a result of increased headcount. Marketing program expenses increased due to increased trade show, and promotional and advertising costs.
Our sales and marketing expense increased in aggregate dollars and decreased as a percentage of total revenue for the nine months ended September 30, 2022, versus the comparable 2021 period. The increase in aggregate dollars for the nine months ended September 30, 2022, versus the comparable 2021 periods was primarily driven by an increase in payroll and related employee costs, other costs, share-based compensation, and marketing programs. The increase in payroll and related employee costs and the increase in share-based compensation was due to increased headcount associated with the acquisitions of Moov and Edgecast. The increase in other costs was mainly due to an increase in license, subscription, software, and professional fees (casual labor), as a result of increased headcount, partially off-set by lower facilities costs. Marketing program expenses increased due to increased trade show, and promotional and advertising costs.
We expect our sales and marketing expenses for 2022 to increase in both aggregate dollars and as a percentage of total revenue.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Payroll and related employee costs (1)	$21,211	17.5%	$3,160	5.7%	$31,322	12.4%	$10,368	6.7%
Share-based compensation	4,571	3.8%	662	1.2%	11,314	4.5%	1,647	1.1%
Other costs	4,391	3.6%	1,383	2.5%	9,275	3.7%	4,505	2.9%
Total research and development	$30,173	24.9%	$5,205	9.4%	$51,911	20.5%	$16,520	10.7%
(1) Includes $2,838 of acquisition related expenses for the three and nine months ended September 30, 2022.
Our research and development expense increased in both aggregate dollars and as a percentage of total revenue for the three and nine months ended September 30, 2022, versus the comparable 2021 period.
The increase in aggregate dollars during the three months ended September 30, 2022, versus the comparable 2021 periods was primarily driven by an increase in payroll and related employee costs, share-based compensation, and other costs. The increase in payroll and related employee costs and the increase in share-based compensation was due to increased headcount associated with the Edgecast Acquisition. The increase in other costs, was primarily due to increased professional fees (casual labor, consulting) and increased fees and licenses. Research and development expense increased as a percentage of total revenue as a result of increased headcount which more than doubled as a result of the Edgecast Acquisition.
The increase in aggregate dollars during the nine months ended September 30, 2022, versus the comparable 2021 periods was primarily driven by an increase in payroll and related employee costs, share-based compensation, and other costs. The increase in payroll and related employee costs and the increase in share-based compensation was due to increased headcount associated with the acquisitions of Moov and Edgecast. The increase in other costs, was primarily due to increased professional fees (casual labor, consulting) and increased fees and licenses, partially off-set by lower facilities costs. Research and development expense increased as a percentage of total revenue as a result of increased headcount which more than doubled as a result of the Edgecast Acquisition.
We expect our research and development expenses for 2022 to increase in both aggregate dollars and as a percentage of total revenue.
Depreciation and Amortization (Operating Expenses)
Depreciation expense consists of depreciation on equipment used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of acquired intangible assets.
Depreciation and amortization expense was $6,051, or 5.0% of revenue, for the three months ended September 30, 2022, versus $730, or 1.3% of revenue, for the comparable 2021 period. Depreciation and amortization expense was $8,591, or 3.4% of revenue, for the nine months ended September 30, 2022, versus $1,818, or 1.2% of revenue, for the comparable 2021 period.
The increase in depreciation and amortization expense for the three and nine months ended September 30, 2022, versus the comparable 2021 period was primarily due to the amortization of intangible assets acquired in our business combination in June 2022. For the three ended September 30, 2022 and 2021, amortization of intangibles was approximately $4,917 and $321, respectively. For the nine months ended September 30, 2022 and 2021, amortization of intangibles was approximately $6,875 and $321, respectively.
Restructuring Charges
The restructuring charge for the three and nine months ended September 30, 2022, was the result of management's commitment to restructure certain parts of the company to focus on cost efficiencies, improved growth and profitability, and align our workforce and facility requirements with our continued investment in the business. As a result, we are incurring certain charges for facilities, right of use assets, outside service contracts, and professional fees. Please refer to Note 11 “Restructuring Charges” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to incur approximately $2,000 of additional restructure charges primarily for consulting fees to restructure our datacenter architecture over the next 18 months.
Interest Expense
Interest expense was $1,317 for the three months ended September 30, 2022, versus $1,308 for the comparable 2021 period. For the nine months ended September 30, 2022, interest expense was $3,945 versus $3,899 for the comparable 2021 period. Interest expense includes expense associated with the issuance of our senior convertible notes in July 2020 and fees associated with the Loan and Security Agreement (as amended, the “Credit Agreement”) with Silicon Valley Bank (“SVB”) originally entered into in November 2015.
Interest Income
Interest income was $140 for the three months ended September 30, 2022, versus $17 for the comparable 2021 period. For the nine months ended September 30, 2022, interest income was $200 versus $104 for the comparable 2021 period. Interest income includes interest earned on invested cash balances and marketable securities.
Other Income (Expense)
Other expense was $1,082 for the three months ended September 30, 2022, versus other expense of $209 for the comparable 2021 period. For the nine months ended September 30, 2022, other expense was $2,941 versus other expense of $864 for the comparable 2021 period. For the three and nine months ended September 30, 2022, other expense consisted primarily of foreign currency transaction gains and losses. For the three and nine months ended September 30, 2021, other income (expense) consisted primarily of foreign currency transaction gains and losses, legal settlement, and the gain (loss) on sale of fixed assets.

Income Tax Expense (Benefit)
Based on an estimated annual effective tax rate and discrete items, the estimated income tax (benefit) expense for the three months ended September 30, 2022 was $440, versus $211 for the comparable 2021 period. For the nine months ended September 30, 2022, income tax (benefit) expense was $(18,943), versus $718 for the comparable 2021 period. Income tax (benefit) expense on our income (loss) before income taxes was different than the statutory income tax rate primarily due to the partial release of a valuation allowance due to the Edgecast Acquisition and Edgecast's net deferred tax liabilities, and recording of state and foreign tax expense for the quarter. The effective income tax rate is based primarily upon forecasted income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of September 30, 2022, our cash, cash equivalents, and marketable securities classified as current totaled $70,750. Included in this amount is approximately $17,573 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, accrued provision for litigation, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments, and similar events.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors”. However, we believe that our existing cash, cash equivalents, and marketable securities, and available borrowing capacity will be sufficient to meet our anticipated cash needs for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.
The major components of changes in cash flows for the nine months ended September 30, 2022 and 2021, are discussed in the following paragraphs.
Operating Activities
Net cash used in operating activities was $21,755 for the nine months ended September 30, 2022, versus net cash used in operating activities of $7,330 for the comparable 2021 period, an increase in net cash used of $14,425. Changes in operating assets and liabilities totaled $21,209 during the nine months ended September 30, 2022, versus $3,649 in the comparable 2021 period, were primarily due to:
•accounts receivable increased $33,136 during the nine months ended September 30, 2022, as a result of trade accounts receivable related to Edgecast customers recognized after June 15, 2022 as well as timing of collections as compared to a $13,037 increase in the comparable 2021 period;
•accounts payable and other current liabilities increased $52,437 during the nine months ended September 30, 2022, versus an increase of $8,163 for the comparable 2021 period primarily due to accrued cost of sales, accounts payable accruals, and increased compensation and benefit costs related to the Edgecast Acquisition incurred after June 15, 2022.
Cash from operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2022 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash provided by investing activities was $35,807 for the nine months ended September 30, 2022, versus net cash used in investing activities of $3,496 for the comparable 2021 period. For the nine months ended September 30, 2022, net cash provided by investing activities was related to cash received from the sale and maturities of marketable securities and cash acquired in the Edgecast Acquisition, partially offset by capital expenditures, primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, and from purchases of marketable securities. For the nine months ended September 30, 2021, net cash used in investing activities was related to the purchase of marketable securities, the Moov acquisition, and capital expenditures primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, offset by cash received from the sale and maturities of marketable securities.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our network. During the nine months ended September 30, 2022, we made capital expenditures of $20,516, which represented approximately 8% of our total revenue. We currently expect capital expenditures in 2022 to be slightly less than 10% of revenue, as we continue to increase the capacity of our global network and re-fresh our systems.
Financing Activities
Net cash provided by financing activities was $5,990 for the nine months ended September 30, 2022, versus net cash provided by financing activities of $4,115 for the comparable 2021 period. Net cash provided by financing activities in the nine months ended September 30, 2022, primarily relates to cash received from the exercise of stock options of $9,361, partially offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $3,371.
Net cash provided by financing activities in the nine months ended September 30, 2021, primarily relates to cash received from the exercise of stock options and our employee stock purchase plan of $5,460, partially offset by the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,315.
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
As of September 30, 2022, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible.
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
Line of Credit
In November 2015 we entered into the Credit Agreement with SVB. The maximum principal commitment amount at September 30, 2022 was $20,000. Our borrowing capacity is the lesser of the commitment amount or 80% of eligible accounts receivable.
As of September 30, 2022, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. As of September 30, 2022, and December 31, 2021, we had no outstanding borrowings, and we had availability under the Credit Agreement of $20,000 and $20,000, respectively.

Since inception, there have been nine amendments to the Credit Agreement, with the most recent amendment effective November 2, 2022 when the previous amendment expired. The maximum principal commitment amount under the amended Credit Agreement is $50,000 with a maturity date of April 2, 2025.
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
We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of September 30, 2022, we were in compliance with our covenant under the Credit Agreement. As long as our Adjusted Quick Ratio remains above 1.5 to 1, we no longer are required to submit quarterly borrowing base reports.
For a more detailed discussion regarding our Credit Agreement, please refer to Note 10 “Debt - Line of Credit” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the nine months ended September 30, 2022 and 2021, we did not repurchase any shares under the repurchase program. As of September 30, 2022, there remained $21,200 under this share repurchase program.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for right-of-use (“ROU”) assets, (primarily office facilities) and purchase commitments for bandwidth and computer rack space. These commitments expire on various dates ranging from 2022 to 2030. We expect that the growth of our business will require us to continue to add to and increase our ROU assets and long-term commitments in 2022 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
The following table presents our contractual obligations and commercial commitments, as of September 30, 2022, over the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase Commitments
Bandwidth commitments	$109,305	$45,311	$41,152	$22,442	$400
Rack space commitments	22,806	16,910	5,896	—	—
Total purchase commitments	132,111	62,221	47,048	22,442	400
Right-of-use assets and other operating leases	17,366	5,534	4,638	2,951	4,243
Total commitments	$149,477	$67,755	$51,686	$25,393	$4,643

Off Balance Sheet Arrangements
As of September 30, 2022, we are not involved in any off-balance sheet arrangements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. Interest expense on our line of credit is at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our financial position or results of operations, for each $1,000 drawn on the line of credit. As of September 30, 2022, there were no outstanding borrowings against the line of credit.
Foreign Currency Risk
We operate in the Americas, EMEA, and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international clients. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2021, would have been higher by approximately $4,128, and our net loss for the nine months ended September 30, 2022, would have been higher by approximately $3,130. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
Inflation rates throughout the world have increased from prior years. If we cannot increase our revenue through traffic growth or pricing changes to offset cost increases our financial condition and results of operations could be negatively impacted.
Credit Risk
During any given fiscal period, a relatively small number of clients typically account for a significant percentage of our revenue. For the three months ended September 30, 2022 and 2021, sales to our top 20 clients accounted for approximately 74% and 77%, respectively, of our total revenue. During the three months ended September 30, 2022, we had two clients, Amazon and Verizon, who each represented more than 10% of our total revenue. During the three months ended September 30, 2021, we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue. For the nine months ended September 30, 2022 and 2021, sales to our top 20 clients accounted for approximately 69% and 76%, respectively, of our total revenue. During the nine months ended September 30, 2022, we had one client, Amazon, who represented more than 10% of our total revenue. During the three and nine months ended September 30, 2021, we had two clients, Amazon and Sony, who each represented more than 10% of our total revenue.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
In June 2022, we completed the acquisition of Edgecast which operated under its own set of systems and internal controls. During the nine months ended September 30, 2022, we transitioned certain of Edgecast’s processes to our internal control processes and added other internal controls over significant processes specific to the acquisition and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction and the process of consolidating the Edgecast business into our financial statements. We will continue the process of incorporating and aligning the internal control over financial reporting of Edgecast, into our internal control over financial reporting.
There were no other changes in our internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A relatively small number of clients typically account for a significant percentage of our revenue. For the nine months ended September 30, 2022, sales to our top 20 clients accounted for approximately 69% of our total revenue and we had one client, Amazon, which represented more than 10% of our total revenue.
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
The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. We expect that, under applicable accounting principles, the initial liability carrying amount of the Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, non-convertible debt. We expect to reflect the difference between the net proceeds from the offering of the Notes and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported net losses. The lower reported net income or higher reported net losses resulting from this accounting treatment could depress the trading price of our common stock and the Notes.
In August 2020, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update (“ASU”) 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. On January 1, 2021, we early adopted ASU 2020-06. The adoption of ASU 2020-06 eliminated the separate accounting described above and will reduce the interest expense that we expect to recognize for the Notes for accounting purposes. In addition, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share. Also, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no Note-holders convert their Notes and could materially reduce our reported working capital.
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
•if we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options);
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
Because we may need to raise additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
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
As of September 30, 2022, we had a goodwill balance of approximately $171,065 which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash.
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
We have incurred, and will continue to incur, significant public company expenses, including accounting, legal and other professional fees, insurance premiums, investor relations costs, and costs associated with compensating our independent directors. In addition, rules implemented by the SEC and the Nasdaq Global Select Market (the “Nasdaq”) impose additional requirements on public companies, including requiring changes in corporate governance practices. For example, the Nasdaq listing requirements require that we satisfy certain corporate governance requirements. Our management and other personnel need to devote a substantial amount of time to these governance matters. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
    None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Stock Purchase Agreement, dated March 6, 2022, by and between Limelight Networks, Inc. and College Parent, L.P.	8-K	001-33508	2.1	3/7/22

3.1	Amended and Restated Certificate of Incorporation of Edgio, Inc. (f/k/a Limelight Networks, Inc.)	8-K	001-33508	3.1	6/14/11

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Edgio, Inc. (f/k/a Limelight Networks, Inc.), dated June 15, 2022	8-K	001-33508	3.1	6/16/22

3.3	Third Amended and Restated Bylaws of Edgio, Inc.	10-Q	001-33508	3.3	8/9/22

10.1‡	Employee Agreement, dated August 17, 2022, by and between the Company and Stephen Cumming					X

10.2‡	Transition Agreement and Employment Agreement Amendment, dated August 20, 2022, by and between the Company and Daniel Boncel					X

10.3‡	Employee Agreement, dated October 7, 2022, by and between the Company and Eric Chang					X

10.4	Joinder and Ninth Amendment to Loan and Security Agreement between Edgio, Inc. (f/k/a Limelight Networks, Inc.) and Silicon Valley Bank dated November 2, 2022	8-K	001-33508	10.1	11/4/22

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X

‡Management contract or compensatory plan arrangement.
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

Edgio, Inc.

Date:	November 9, 2022	By:	/s/ STEPHEN CUMMING
Stephen Cumming Chief Financial Officer (Principal Financial Officer~~)~~