Form 10-K
period 2022-12-31
Edgio, Inc.
filed 2023-06-29
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                          to

Commission file number 001-33508

EDGIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1677033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11811 North Tatum Blvd., Suite 3031
Phoenix, AZ 85028
(Address of principal executive offices, including Zip Code)
(602) 850-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EGIO	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
_____________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐   No  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $498 million based on the last reported sale price of the common stock on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares issued and outstanding of the registrant’s Common Stock, par value $0.001 per share, as of June 26, 2023: 222,701,481 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None..

EDGIO, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

Explanatory Note
General
On June 15, 2022, we changed our corporate name from Limelight Networks, Inc. to Edgio, Inc. (“Edgio”). We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. Beginning on June 15, 2022, our common stock has traded on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbol “EGIO”. Unless expressly indicated or the context requires otherwise, the terms “Edgio,” “company,” “we,” “us”, and” “our” in this document refer to Edgio, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. All information is presented in thousands, except per share amounts, client count, and where specifically noted.
On March 8, 2023, our management, in consultation with the Audit Committee of our Board of Directors, determined that our previously issued consolidated financial statements as of and for the years ended December 31, 2021 and 2020, and as of and for the quarterly periods ended March 31, 2022 and 2021, June 30, 2022 and 2021 and September 30, 2022 and 2021, (the “prior period consolidated financial statements”), should be restated and no longer be relied upon primarily due to an error in accounting for our Open Edge arrangements. The Open Edge arrangements will now be accounted for as financing arrangements (as failed sale leasebacks) instead of revenue from the sale of equipment. The errors are described in greater detail below.
Restatement Background
As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2023, there were certain errors in the prior period consolidated financial statements relating to the accounting treatment for the Open Edge arrangements. In mid-February 2023, as part of Edgio’s normal financial reporting process, prior to completion of the financial audit for the period ended December 31, 2022, management and the Audit Committee reviewed Edgio’s financial results and discussed a technical accounting issue related to the accounting for Edgio’s Open Edge arrangements.
The Open Edge arrangements involve the transfer of Edgio’s equipment, including routing and server communications hardware, to various counterparties, typically Internet service providers (“ISP” and also “partner”) in order to establish a point of presence (“PoP”) in the partner’s network. The equipment includes Edgio’s proprietary content delivery software, which allows Edgio to host, use, process, display, and transmit Edgio's clients' content through the partner’s network. The Open Edge arrangements are usually contingent on the parties entering into a separate services agreement, which includes a revenue share provision whereby Edgio pays the partners a percentage of the revenue earned from the company's clients through the PoP equipment in exchange for co-location and network services from the partner. The arrangements typically also include a minimum fee commitment where Edgio promises to pay a minimum fee, over a specified term, to the partner regardless of the revenue share earned by the partner through the PoP equipment. The revenue share paid by Edgio will count towards the minimum fee commitment. Based on the management’s evaluation, it was determined that the Open Edge arrangements should have been accounted for as financing arrangements, in which (1) the up-front payments received from partners are recognized as a financing liability on the balance sheet, with the related equipment remaining in the company's fixed assets and depreciated over their remaining useful lives, and (2) the minimum fee commitment payments made by Edgio to the partners are allocated between principal payments on the financing liability, interest expense, and cost of services related to co-location and local bandwidth services.
In addition to the impact of the Open Edge arrangements, our unaudited selected quarterly financial data for the quarters ended June 30, 2022 and September 30, 2022, as previously reported, have been restated to account for errors relating to the accounting treatment for certain transitional services provided by College Parent, L.P., a Delaware limited partnership (“College Parent”) to Edgio at no charge. The transitional services provided at no charge are accounted for as capital contributions due to College Parent’s ownership interest in Edgio, and the estimated fair value of the services provided are expensed as incurred. These errors were identified during the completion of the company’s year-end audit, subsequent to the company’s Form 8-K filed with the SEC on March 13, 2023.
In addition to the above, there were certain other errors that were identified during the completion of the company’s year-end audit, subsequent to the company’s Form 8-K filed with the SEC on March 13, 2023, which are also being corrected in connection with the restatement of the prior period consolidated financial statements. These errors impact all periods presented and are quantitatively immaterial in the aggregate to our prior period consolidated financial statements.

Restatement of Previously Issued Consolidated Financial Statements
This Annual Report on Form 10-K restates previously filed amounts included in the 2021 Annual Report, including the consolidated financial statements as of and for the fiscal years ended December 31, 2021 and 2020.
The unaudited Quarterly Results for the quarterly periods ended September 30, 2022, June 30, 2022, March 31, 2022, September 30, 2021, June 30, 2021, and March 31, 2021 have also been restated.
For a more detailed description of the financial impact of the restatement as of and for the fiscal years ended December 31, 2021 and 2020, see Note 3, “Restatement of Previously Issued Consolidated Financial Statements” to our consolidated financial statements and “Restatement of Previously Issued Consolidated Financial Statements” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Annual Report. For the impact of these adjustments on the quarterly periods ended September 30, 2022, June 30, 2022, March 31, 2022, September 30, 2021, June 30, 2021, and March 31, 2021, see Note 24, “Restatement of Unaudited Quarterly Results” to our consolidated financial statements. All amounts in this Annual Report affected by the restatement reflect such amounts as restated.
The restatement resulted in the following summarized impacts to our previously reported consolidated statements of operations (in thousands, except per share data):

	Years Ended December 31,
	2021	2020
	Restatement Impact	Restatement Impact
Revenue (decrease)	$(16,515)	$(6,204)
Total cost of revenue (decrease)	(10,488)	(3,375)
Gross profit (decrease)	$(6,027)	$(2,829)
Net loss (increase)	$(6,405)	$(2,850)
Basic and diluted loss per share (increase)	$(0.05)	$(0.02)

	Three Months Ended			Six Months Ended	Nine Months Ended
	Sept. 30,	June 30,	March 31,	June 30,	September 30,
	2022	2022	2022	2022	2022
	Restatement Impact	Restatement Impact	Restatement Impact	Restatement Impact	Restatement Impact
Revenue (decrease)	$(10,324)	$(10,726)	$(2,620)	$(13,345)	$(23,669)
Total cost of revenue (decrease)	(6,219)	(6,482)	(1,638)	(8,119)	(14,338)
Gross profit (decrease)	$(4,105)	$(4,244)	$(982)	$(5,226)	(9,331)
Net loss (increase)	$(6,506)	$(4,170)	$(1,100)	$(5,270)	$(11,776)
Basic and diluted loss per share (increase)	$(0.03)	$(0.03)	$(0.01)	$(0.03)	$(0.07)

	Three Months Ended				Nine Months Ended	Six Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Sept. 30,	June 30,
	2021	2021	2021	2021	2021	2021
	Restatement Impact	Restatement Impact	Restatement Impact	Restatement Impact	Restatement Impact	Restatement Impact
Revenue (decrease)	$(5,707)	$(7,208)	$(2,063)	$(1,537)	$(10,808)	$(3,600)
Total cost of revenue (decrease)	(3,528)	(3,364)	(1,997)	(1,576)	(6,960)	(3,596)
Gross profit (decrease)	$(2,179)	$(3,844)	$(66)	$39	$(3,848)	$(4)
Net loss (increase)	$(2,465)	$(3,881)	$(99)	$40	$(3,940)	$(59)
Basic and diluted loss per share (increase)	$(0.02)	$(0.03)	$—	$—	$(0.03)	$—

Internal Control Considerations
In connection with the restatement and certain other matters identified during the completion of the company’s year-end audit, our management has assessed the effectiveness of our internal control over financial reporting. Based on this assessment, management identified material weaknesses in our internal control over financial reporting resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting controls and procedures were not effective as of December 31, 2022. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”
See Part II, Item 9A, “Controls and Procedures,” for additional information related to the identified material weaknesses in internal control over financial reporting and the related remediation measures.
PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events, as well as trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements include, among other things:
•our beliefs regarding delivery traffic growth trends and demand for digital content and edge services;
•our expectations regarding revenue, costs, expenses, gross margin, and capital expenditures;
•our plans regarding investing in our Media and Applications platforms, our coordinated complete solution to deliver instant, secure, and reliable digital experiences, as well as other products and technologies;
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
•our ability to remediate the material weaknesses identified in internal control over financial reporting as of December 31, 2022;
•our determination to restate the Prior Period Consolidated Financial Statements and its impact on investor confidence and reputational issues;
•our ability to maintain an effective system of internal controls;
•our estimations regarding taxes and belief regarding our tax reserves;
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
•our beliefs regarding the United States and global economy; and
•our beliefs regarding the impact of health epidemics and pandemics, such as the COVID-19 pandemic, on our current and potential clients, our balance sheet, financial condition, and results of operations.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the caption “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K and those discussed in other documents we file with the SEC.
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
Item 1.        Business
We were incorporated in Delaware in 2003 and have operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. We began international operations in 2004. Our principal executive office is located at 11811 North Tatum Blvd., Suite 3031, Phoenix, Arizona, 85028, and our main telephone number is (602) 850-5000. We operate and report on a calendar year basis with our fiscal quarters ending March 31, June 30, September 30, and December 31.
On June 15, 2022, we changed our corporate name from Limelight Networks, Inc. to Edgio, Inc. (“Edgio”). Beginning June 15, 2022, our common stock is traded on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbol “EGIO”.
Additionally, on June 15, 2022, we completed the acquisition (the “Edgecast Acquisition”) of all of the outstanding shares of common stock of Edgecast Inc., a California corporation (“Edgecast”), and certain Edgecast-related businesses and assets from College Parent, L.P., a Delaware limited partnership (“College Parent”). Edgecast is a leading provider of edge security, content delivery and video services.
Overview
Edgio’s goal is to enable clients to increase revenue generation and reduce costs in the development and delivery of their digital services. There are two primary types of companies who benefit from our capabilities. Companies for whom media is at the core of their business (e.g., entertainment companies, sporting organizations, content owners, Internet service providers (“ISPs”), technology providers) and companies who have high digital interaction with their customers (e.g., retailers, financial services, travel and hospitality, consumer technology services.) Whether streaming content around the globe, or developing high-performance web properties, Edgio provides speed, security and value necessary in today’s digital economy. The world's most innovative companies and online properties rely on our technology and services to power their business. When clients choose Edgio they gain a partner who prioritizes their needs, delivers innovation, and is focused on the experience of their customers.
Edgio has a comprehensive strategic operating plan focused on evolving the company into a leading provider of edge services for outcome buyers by offering solutions that we believe provide superior performance and team productivity versus point solutions available from existing vendors. Edgio is targeting $14 billion of the total $40 billion marketplace with two customer-focused edge solutions: Media and Applications platforms. Both platforms run on our edge network - a large, global content delivery network (“CDN”) that currently powers four percent of the Internet with more than 300+ points- of presence (“PoP”) offering more than 100 million requests per second and 250+ terabits of global capacity. This network is the “operating system” that allows our solutions to perform and scale.
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
Based on our Improve-Expand-Extend pillars, we have implemented a rigorous and disciplined process that spans all aspects of our network and client operations. This has resulted in significant growth and margin expansion since implementation.
Industry Trends
We live in a global, highly interconnected, digital world which requires a high quality and fully secure experience. Companies who seek to generate value from providing digital interactions and experiences are affected by five major trends:

Security of Digital Sites and Assets. 41% of organizations suffered from an application programming interface (“API”) security incident in the last 12 months, with 63% representing a data breach or loss, according to a 2022 API Security Trends survey by 451 Research. It’s estimated that 39 percent of all data breaches start with a website application (“web app”) or publicly-facing API. We believe that in 2023, leaders must invest in cloud- and edge-based holistic security solutions or risk customers leaving them forever. Businesses must stay ahead of costly attacks on logins, payments, and APIs used to deliver safe and reliable banking and e-commerce.
Faster Web Apps. Consumer expectations for online experiences have never been higher. A website’s user experience needs to be fast, seamless, and uninterrupted. According to a survey by Digital.com in July 2022, half of all shoppers expect page loads of less than three seconds and will abandon their cart if the page does not load. Google’s search algorithm incorporates website speed as an important ranking signal as of 2021. This puts pressure on developers to release web apps that load at sub-second speeds. In addition to providing solutions that delivery fast performance, we believe having a fully integrated platform with developer workflow will be a growing requirement for businesses worldwide as they seek to improve developer and operational productivity.
Faster Web App Teams. Teams that ship software faster, grow revenue faster. According to McKinsey analysis companies whose teams rank in the top quartile of their Developer Velocity Index grow revenue up to five times faster. We believe our holistic platform allows teams to ship updates to their apps significantly faster than today’s state-of-the-art, which requires cobbling together over a dozen point cloud services from the hyperscale cloud, application security, web CDN, and observability vendors.
The Rise of Over The Top (“OTT”) Streaming. Online video and the practice of “cord cutting” is now a primary choice for people to watch video content, whether it’s via their personal computers, smartphones, tablets, smart televisions, or other connected devices. With streaming video quality now exceeding that of which consumers typically experience while viewing broadcast television, this puts a significant burden on publishers to not only produce compelling content, but also to deliver it in a way that meets high consumer expectations. We believe that as more content is made available in 4K resolution, more consumers will want to consume the higher-quality content, resulting in increased strain on Internet architecture and infrastructure.
Growth of Digital Downloads. Consumers increasingly purchase movies, music, video games, and applications digitally from a variety of retailers and download sizes have increased, especially for video games. The App Intelligence research data from Sensor Tower shows that the average mobile game file size has increased to nearly 465MB in 2020, with some games taking up to 4 GB of storage. PC game sizes are even bigger with twelve exceeding 100GB (“PCGamer”). As digital purchases of massive files increase further, we believe this will cause more strain on the Internet’s infrastructure. We believe this will result in additional pressure on organizations and service providers to take steps to avoid congestion, latency, lengthening download times, and increasingly interrupted downloads, all of which we believe would undermine an organization’s ability to deliver the best possible digital experience.
Our Services
Edgio is a globally-scaled, edge-enabled solutions provider for businesses looking to meet the growing demand for fast, secure and frictionless digital experiences. Our solutions include two platforms, Media and Applications, running on top of our global network.

Edgio Portfolio

Media

delivery	uplynk	open edge
Media CDN (video, software downloads, live events)	Video stream monetization, optimization, and managed services	On-net Edgio POPs for ISPs

Applications

performance	security	sites
Edge platform and web CDN	WAAP: WAF, DDoS, Bot management, API protection	Create websites for the edge ('dynamic Jamstack')

18B min of content streamed/month

30K+ live events managed

50B Ads served

≅ 25K DDoS attacks blocked per day

0.6s average paint time
102M requests/sec
>90% cache hit rate

2x developer release velocity

300+ Points of Presence (PoPs)

7,000 Global Interconnections

250+ Tbps Global Capacity

Edgio is an edge and security platform that powers over 4% of all internet traffic and makes it easy for technology teams to secure, build, and accelerate web apps and content.

Media Platform. The media platform enables companies to stream large files (video, software downloads, live events) across the globe in a fast and secure way. Some of the largest global broadcasters use Edgio to stream live and on-demand video content. Some of the biggest names in gaming and SaaS solutions use our network to distribute application upgrades to their users.
For clients looking for a return on their investment in video, our Uplynk solution enables various business models to monetize their streaming content. Our capabilities include targeted advertising insertion, content syndication and seamless integration points to enable subscription and transaction businesses. Uplynk's unique set of capabilities streamline operations and reduce costs while maintaining high quality video experiences for our clients' viewers. One customer of Edgio’s Uplynk solution streamed over 2,000 live events in a single season, many events running simultaneously, by leveraging Uplynk’s orchestrated workflow solution and reducing their cost of operation.
Our Open Edge solution enables counterparties, typically ISPs, around the world to add Edgio functionality to their networks, extending capacity, and improving functionality. This solution enables Edgio to expand the network at lower costs.
Applications Platform. The Edgio apps platform enables our clients to build, secure, and accelerate their websites and APIs. Edgio e-commerce customers include some of the top brands in retail, transportation, automotive, and hospitality. We also have industry-leading clients from the banking, insurance, and online payment industries whose customers rely on their web and mobile apps and partner APIs to transact business.
Web apps' visitors require content and data to be displayed in less than a second. Our performance engine which works on top of our network makes that happen. Functionality within the performance engine allows the operations and engineering teams of our clients to prefetch and dynamically cache content so that their websites load significantly faster. One customer, for example, saw 300ms average page loads and 543ms browsing speeds allowing them to increase cart conversion by 13%.

Some of our clients want even better performance and use our Sites product (built upon former Layer0 capabilities) to build headless websites that maximize transactional performance. We include key tools, integrations, and a seamless experience to make it easy for teams to create and release updates far more quickly and more safely than without Sites. One customer was able to increase user engagement by 65% through their newly designed mobile application built based on Edgio’s Sites application.
Residing across the entire Applications Platform is an integrated workflow that the development and operations teams use to take a web app from design to deployment including point-and click routing and traffic splitting capabilities.

Finally, our app platform includes a powerful security solution that secures and monitors both the web apps and APIs of our clients. Our unique dual-WAF mode enables faster and more accurate deployment of security rules with zero downtime. This security solution includes robust bot management, DDoS mitigation amongst other features all backed by a range of managed services including a 24x7 security operation center. One of our consumer tech clients increased security and mitigated threats more quickly all while migrating 100 domains to a Super PoP architecture that improves performance.

Edgio Global Edge Network
Underneath all of our software based solutions is a high capacity, high speed private global network with distributed computing resources and extensive connectivity to last-mile broadband network providers. This network is ideal for emerging edge compute workloads where rapid response times are required.
Edgio’s network, formed through the integration of former Edgecast and Limelight networks delivers: offering more than 100 million requests per second and 250+ terabits of global capacity sub-second page loads, more than 300+ global PoPs, more than 71,000 ISP connections, and more than 60 countries served. This scale has protected our clients from some of the largest DDoS attacks on record.
This private fiber backbone enables traffic to bypass the congested public Internet, resulting in faster more reliable and more secure content delivery. Our infrastructure is densely architected with data centers distributed to major metropolitan locations and interconnected with thousands of major ISPs and other last-mile networks. Edgio provides an exceptional user experience in a more secure infrastructure with the capacity to support the most onerous digital traffic.
Professional and Managed Services
Edgio expert and managed services are available to help clients build, test or deploy highly performant mobile and web e-commerce applications and prevent and remediate security attacks on online banking portals, as two common examples. Our 24x7 network operations and security operation centers continually monitor the speed, quality and security of customer environments. For example, our team helped one client create custom caching rules, and provide proactive service optimization to enable them to stream their content successfully 24x7.
Sales and Marketing
Collectively, Edgio’s go-to-market efforts are targeting the $14 billion of the $40 billion addressable market for web application and API protection (“WAAP”), edge development platforms, and large file streaming and web app delivery. As of December 31, 2022, we had approximately 954 direct clients and over 5,000 paying customers worldwide, including many notable brands in the world in the fields of online video, live sports, digital music, news media, games, rich media applications, e-commerce, financial services, travel, and software delivery.
Our media platform is ideal for communications and media companies, and all OTT content delivery companies including pay TV, channel groups, streaming services providers, public broadcasters, and sports organizations. Increasingly, these companies seek to generate revenue from the video rights to their content and need a secure, highly performant provider to deliver for them. Our continual efforts to improve performance and quality while lowering costs and environmental impacts mean increased value for our existing and new clients. In addition, we are focused on securing new clients who need non-peak traffic solutions. After we land customers to take advantage of our network, we expand our relationship through our Uplynk offer enabling them to perform pre-stream processing and drive their revenue acquisition plans. Finally, we are expanding our network in cost effective ways by enabling ISPs to bring Edgio capabilities to the edge of their networks at highly cost effective rates.
Our apps platform is ideal for both new and existing clients focused on creating better digital experiences for their customers. These companies want to improve personalization, secure their interactions, and load content faster. Further they seek to augment the scale and centralization benefits of the cloud without compromising latency, real-time processing, and security. Different use cases drive different sales strategies. For example, security may be a critical need for a customer that we can meet, we use that value to open the conversation to our wider integrated set of solutions. In our focus to deliver value to our clients our goal is to land, perform and then expand our relationship.
We continue to work on our messaging and marketing efforts to ensure that current and potential clients are aware of and interested in working with us. We have increased our focus on both account-based and digital demand efforts. We are investing in our go-to-market resources, both direct and indirect to ensure that these resources are trained and knowledgeable to represent our solutions effectively.

Competition
Building and operating a digital content delivery network has significant investment hurdles which provides barriers to entries for new players. However, it is also a highly competitive space, where the key players are focused on scale, performance, service, ease of use, product features and price. High volume clients continue to put pressure on price while demanding high quality and speed.
We believe our edge solutions platform is the broadest offering available. This offering solves multiple challenges for clients by removing their need to install, manage and provision software and hardware for storing and delivering digital content.
More importantly, we are offering value-added software, developed over the past 10 years, and services that further automate and make it easy for clients to monetize their digital content – whether through subscription and advertising for media broadcasters, or through faster more responsive and secure web apps for any company with an e-commerce presence, financial services, and communications/media companies. Our solutions include development and operational workflows to reduce costs and minimize risks for our clients. For our apps platform clients, the unique combination of our global-edge platform, developer productivity tools and integrated security is unique and differentiated.
We primarily face competition from Akamai, Amazon Web Services, Cloudflare, F5, Fastly, Imperva, and Lumen Technologiess. Each vendor has different edge performance capabilities and software. We are focused on differentiating ourselves by providing the best outcomes for our clients by making ourselves easy to do business with – easy to implement, operate and secure.
Research and Development
Our research and development (“R&D”) organization is responsible for the design, development, testing, and certification of our global Applications and Media platforms-as-a-service as well as the software, hardware, and network architecture of our global network. As of December 31, 2022, we had 403 employees and employee equivalents in our R&D group.
Our engineering efforts support product development across all of our service areas, as well as innovation related to the global network itself. We employ experts in security, machine learning, network traffic engineering, high-scale systems, service reliability, global platform-as-a-service, and developer experience. We test our services to ensure scalability in times of peak demand. We use internally developed and third-party software to monitor and to improve the performance of our network in the major Internet consumer markets around the world. Edgio’s R&D team is distributed across the United States and the globe to attract the best talent while keeping costs under control.
The acquisition of Layer0 and Edgecast added significant technical talent to Edgio’s R&D organization. They will be instrumental in carrying out our vision of enabling our solution sets within our global edge network for developers and for overseeing Edgio’s evolution as an edge solutions platform.
Our R&D expenses were $83,652, $21,669, and $21,680 in 2022, 2021, and 2020, respectively, including stock-based compensation expenses of $15,655, $2,435, and $2,589 in 2022, 2021, and 2020, respectively.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations, and contractual protections.
As of December 31, 2022, we had received 285 patents in the United States, expiring between 2023 and 2041, and we had 14 U.S. patent applications pending. We do not have any issued patents in foreign countries. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.
As of December 31, 2022, we had received 20 trademarks in the United States. Our former name, Limelight Networks, Inc., as well as Edgecast, Inc., have been filed for multiple classes in the United States, Antigua and Barbuda, Argentina, Australia, Benelux, Brazil, Canada, Chile, China, Columbia, Ecuador, the European Union, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Norway, Peru, Philippines, Russian Federation, Singapore, South Africa, Switzerland, South Korea, Taiwan, Turkey, and the United Kingdom. We have 86 non-United States trademarks registered. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.
We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including physical and electronic security, contractual protections with employees, contractors, clients and partners, and domestic and foreign copyright laws.
Human Capital
We believe Edgio provides unmatched speed, security, and simplicity at the edge through globally-scaled media and applications platforms. The world’s most innovative companies and online properties – from entertainment, technology, retail, and finance – rely on our technology and services to accelerate and defend their web applications, APIs, and content. As the world continues to move to the edge, we believe Edgio is the platform of choice to power valuable business outcomes.
We are building a culture where people can do their best work in a transparent, collaborative environment that’s engaged and rewards accountability, ownership, and performance. As a leading provider of edge-enabled solutions, we are proudly and vehemently client obsessed and thrive on delivering value as experts in our field. Our work empowers businesses to achieve their goals, solve their biggest challenges, and propel their successes at the edge.
Core Values.
Our values are at the heart of everything we do; they empower our team (“First Team”) and are the foundation of our high-performing culture. They guide and inspire our First Team to create unmatched value and extraordinary results for our clients and stakeholders. OWNERSHIP means we focus on the job that is most required, treating time and resources as precious—like it’s your business. With a laser focus on PERFORMANCE, we achieve extraordinary results through work that is planned and managed. We are CLIENT OBSESSED. We give them our full attention; they pay for it. Our FIRST TEAM is radically committed to collaboration, trust, feedback, accountability and performance. We DESIGN, that means we create better experiences through simplicity and efficiency.

Inspired people. Extraordinary Results.
We truly embrace a First Team culture at Edgio. We trust our team to manage their workplace and schedule to achieve the best results. Trust, along with the right tools and technology, are the keys to better problem-solving, sharing of ideas, and creating a sense of community, culture and empowerment.
Through our People Experience Centers of Excellence (“COE”), we are laser-focused on building a destination culture.
•Our People Sourcing and Performance COE leads in our pursuit of attracting and retaining high performers has led us to design programs that maximize achievement and potential while empowering our First Team to thrive.
•Our People Engagement and Culture COE represents our First Team’s commitment to Edgio and strong alignment with our core values, mission and culture. Whether it’s an EdgeTalks (speaker series), 2BeerExperience (small, informal, and interactive conversations with members of leadership), or First Team Quarterly meetings, the entire premise is built on creating a culture of open communication using honesty and transparency.
•Our People Rewards COE is designed to provide strong competitive advantages that attract top talent and retain our First Team through transparency surrounding compensation and rewards.
As of December 31, 2022, we had 980 employees and employee equivalents, an increase of 596 employees and employee equivalents from 552 employees and employee equivalents on December 31, 2021. The increase was primarily driven by the acquisition of Edgecast in June 2022. Our employees are represented by approximately 14 self-identified nationalities working in approximately 20 different countries around the world. Collectively, we speak approximately 14 different languages. Our global workforce is highly educated, primarily experienced in the technology sector with approximately 85% of our employees working in R&D, Operations, Growth, and Client Success.

Available Information
We maintain a website at www.edg.io. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our annual reports to shareholders and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site through the “Investors” link as soon as reasonably practicable after we file or furnish these reports with the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at https://www.sec.gov. Our Code of Ethics, on Corporate Governance Guidelines, and charters for our Board committees are also available on our website. The information contained on and linked from our website is not incorporated by reference into this Annual Report on Form 10-K.
Information about our Executive Officers
Our executive officers and their ages and positions as of June 29, 2023 are as follows:

Name	Age	Position
Robert Lyons	55	Chief Executive Officer and Director
Stephen Cumming	53	Chief Financial Officer
Richard Diegnan	53	Chief Legal Officer and Secretary
Ajay Kapur	47	Chief Technology Officer
Kathy Austin	60	Chief People Experience Officer
Eric Chang	50	Chief Accounting Officer

Robert Lyons has served as our Chief Executive Officer and Director since February 2021. Prior to joining Edgio, from July 2018 to January 2021, Mr. Lyons was most recently CEO of Alert Logic, a global leader in cybersecurity, specifically in managed threat detection and response. There, he led the company through a multi-year strategic reposition that resulted in becoming a global leader in cybersecurity, specifically in managed threat detection and response. Prior to Alert Logic, from February 2014 to January 2018, Mr. Lyons held executive positions, including President, at Connexions Loyalty/Affinion Group, a leader in customer engagement and loyalty solutions. Mr. Lyons has also previously held executive positions at Ascend Learning, Stream Global Services, Avaya, Convergys, and United Health Care. Mr. Lyons earned his master’s degree in management and technology from Rensselaer Polytechnic Institute in Troy, New York, and a bachelors’ degree in business management from Moravian College in Bethlehem, Pennsylvania.
Stephen Cumming has served as our Chief Financial Officer since August 2022 and has nearly 30 years of global finance experience in the US and EMEA, and a proven track record of scaling businesses and building successful finance organizations in rapidly-growing technology companies. Stephen joined Edgio from network infrastructure company, Cambium Networks, where he was the CFO from July 2018 to April 2022 and took the company public in 2019. Before Cambium, Stephen was the CFO at privately held SaaS company, Kenandy, Inc., which was successfully sold to Rootstock. Stephen previously served as Chief Financial Officer and Vice President of Finance at Atmel Corporation, from 2008 to 2013. He was at Fairchild Semiconductor from 1997 to 2008 and held several senior executive positions including acting Chief Financial Officer and Vice President of Finance where he was responsible for all Business Unit Finance, Corporate Financial Planning and Analysis, Manufacturing Finance, and Sales & Marketing Finance. Prior to Fairchild, he served in various financial management positions at National Semiconductor Corporation in the UK and Germany. Stephen received a BSc. degree in Business from the University of Surrey, in the United Kingdom, and is a UK Chartered Management Accountant.
Richard Diegnan has served as our Chief Legal Officer and Secretary since July 2022. He has more than 20 years of experience representing public and private companies, primarily in the technology industry. Prior to joining Edgio, Rich was the Executive Vice President, General Counsel and Corporate Secretary at Internap Holding LLC, a high-performance Internet infrastructure company in the network, cloud, and co-location business, from November 2016 to October 2022. Prior to joining Internap, Rich was a partner in the law firm of Diegnan & Brophy, LLC, a boutique law firm that represented clients in commercial transactions, mergers and acquisitions, commercial litigation and day-to-day legal issues from April 2005 to November 2016. Rich also served as General Counsel to Travel Tripper LLC, a global technology company that provided a SaaS central reservation solution for the hospitality industry from January 2008 to November 2016. Rich began his legal career at McCarter & English LLP in Newark, New Jersey and then joined Milbank LLP in New York City as a corporate attorney representing public and private companies with a focus on international mergers and acquisitions, corporate finance and general corporate counseling. Rich received his B.S. in Finance from Providence College, an M.B.A. from Fairleigh Dickinson University, and his J.D. from Seton Hall University School of Law.

Ajay Kapur has served as our Chief Technology Officer since September 2021. Prior to joining us, Mr. Kapur was a founder and Chief Executive Officer of Moov Corporation (doing business as Layer0, which we acquired in September 2021) from 2010 to September 2021. Prior to founding Moov Corporation, Mr. Kapur worked for the private equity and investment banking divisions of Goldman Sachs from June 1999 to October 2002. Mr. Kapur earned an MBA from Stanford University and bachelor’s degrees in Physics and Computer Science from University of California, Berkeley.
Kathy Austin has served as our Chief People Experience Officer since March 2021 and oversees all aspects of the People Experience at Edgio. Ms. Austin has over 25 years of experience in technology driven organizations across all facets of Human Resources including People Acquisition and Performance, People Engagement and People Rewards. Prior to joining Edgio, from April 2018 to March 2021, Ms. Austin served as the Global VP, Human Resources for Vispero, the world’s leading assistive technology provider for the visually impaired. From January 2015 to April 2018, Ms. Austin served as the VP, HR at Connexions Loyalty/Affinion Group, a leading provider of loyalty technology services. Prior to that, Ms. Austin has held various leadership positions since 1989. Ms. Austin earned her Bachelor’s in Business Administration with a concentration in Human Resources Management from Virginia Commonwealth University.
Eric Chang has served as our Chief Accounting Officer since October 2022. Mr. Chang is a seasoned executive with a vision for continuous improvement, including performance-driven results in overseeing global finance functions for publicly traded and private companies. Prior to joining Edgio, Mr. Chang was Vice President, Finance and Accounting at Summit Interconnect, Inc., a private equity owned manufacturer of printed circuit boards, from January 2022 to September 2022. From February 2016 to October 2021, Mr. Chang last served as Chief Financial Officer and previously as Principal Accounting Officer at Aviat Networks, Inc., a publicly traded networking company. Prior to Aviat, Mr. Chang was Senior Director, Corporate Controller at Micrel, Incorporated, a semiconductor manufacturer, from November 2013 to February 2016. Mr. Chang began his career with PricewaterhouseCoopers LLP. Eric graduated from Indiana University Bloomington and is a Certified Public Accountant.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks relating to our industry dynamics and competition; operations; clients and demand for our services; management of our human capital; intellectual property, litigation and regulatory concerns; strategic transactions; and general risks associated with ownership of our common stock, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
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

•Our operations are dependent in part upon communications capacity provided by third party telecommunications providers. A material disruption of the communications capacity could harm our results of operations, reputation, and client relations.
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
•If we are not successful in integrating completed acquisitions in a timely manner, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result.
•Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.
•We need to defend our intellectual property and processes against patent or copyright infringement claims, which may cause us to incur substantial costs and threaten our ability to do business.
•Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations and impair our ability to satisfy our obligations.
•The trading price of our common stock has been, and is likely to continue to be, volatile.
•The minimum bid price of our common stock has been below $1 per share and we have a received a notice of deficiency from Nasdaq that could affect the listing of our common stock on Nasdaq.
•The restatement may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.
•If we do not effectively remediate the material weaknesses identified in internal control over financial reporting as of December 31, 2022, or if we otherwise fail to maintain an effective system of internal control, our ability to report our financial results on a timely and on an accurate basis could be impaired, which could adversely affect our stock price.
•If we are unable to attract and retain highly qualified accounting personnel to evaluate the accounting implications of our complex and/or non-routine transactions such as the Open Edge arrangements, our ability to accurately report our financial results may be harmed.
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
Our primary competitors for our services include, among others, Akamai, Amazon Web Services, Cloudflare, F5, Fastly, Imperva, and Lumen Technologies. In addition, a number of companies have recently entered or are currently attempting to enter our market, either directly or indirectly. These new entrants include companies that have built internal content delivery networks to solely deliver their own traffic, rather than relying solely, largely or in part on content delivery specialists, such as us. Some of these new entrants may become significant competitors in the future. Given the relative ease by which clients typically can switch among service providers in a multi-CDN environment, differentiated offerings or pricing by competitors could lead to a rapid loss of clients. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, we face different market characteristics and competition with local content delivery service providers as we expand internationally. Many of these international competitors are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of clients and loss of market share, which could harm our business, financial condition and results of operations.
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
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations. As of December 31, 2022, we had federal and state net operating loss carryforwards (“NOL”) of $308,768 and $214,485, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the (“Code”), a corporation that undergoes an “ownership change” can be subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from past ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act (the “Tax Act”), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements. This could lead to the loss of clients and cause us to incur unexpected expenses to make network improvements.
Our services and solutions are highly complex and are designed to be deployed in and across numerous large and complex networks. Our global network infrastructure has to perform well and be reliable for us to be successful. We will need to continue to invest in infrastructure and client success to account for the continued growth in traffic (and the increased complexity of that traffic) delivered via networks such as ours. We have spent and expect to continue to spend substantial amounts on the purchase and lease of equipment and data centers and the upgrade of our technology and network infrastructure to handle increased traffic over our network, implement changes to our network architecture and integrate existing solutions and to roll out new solutions and services. This expansion is expensive and complex and could result in inefficiencies, operational failures or defects in our network and related software. If we do not implement such changes or expand successfully, or if we experience inefficiencies and operational failures, the quality of our solutions and services and user experience could decline. Cost increases or the failure to accommodate increased traffic or these evolving business demands without disruption could harm our operating results and financial condition. For example, supply chain disruptions due to the COVID-19 pandemic, natural disasters, increased demand, and political unrest (among other reasons) impact, and will likely continue to impact, our ability to procure equipment for upgrades, replacement parts, and network expansion within our expected price range or in extreme cases, at all. Global supply chain issues also affect our ability to timely deploy equipment, such as servers and other components required to keep our network up-to-date and growing to meet our clients’ needs. Such delays in procuring and deploying the equipment required for our network could affect the quality and delivery time of services to our existing clients and prevent us from acquiring the network equipment needed to expand our business. Also, from time to time, we have needed to correct errors and defects in our software or in other aspects of our network. In the future, there may be additional errors and defects that may harm our ability to deliver our services, including errors and defects originating with third party networks or software on which we rely. These occurrences could damage our reputation and lead to the loss of current and potential clients, which would harm our operating results and financial condition.
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
Our operations are dependent in part upon communications capacity provided by third party telecommunications providers. A material disruption of the communications capacity could harm our results of operations, reputation, and client relations.
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
•legal systems that may not adequately protect contract and intellectual property rights, policies, and taxation
•the physical infrastructure of the country;
•potential political turmoil and military conflict;
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

Inflation rates, particularly in the United States and EMEA, have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.
Risks Relating to our Clients and Demand for our Services
We depend on a limited number of clients for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from, these clients could significantly harm our results of operations.
A relatively small number of clients typically account for a significant percentage of our revenue. For the year ended December 31, 2022, sales to our top 20 clients accounted for approximately 73% of our total revenue and we had two clients, Amazon and Verizon, which represented more than 10% of our total revenue. As of December 31, 2022, Amazon, Verizon and Microsoft represented more than 10% of our of our total accounts receivable.
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
Many of our clients’ business models that center on the delivery of rich media and other content to users remain unproven. Some of our clients will not be successful in selling advertising, subscriptions, or otherwise monetizing the content we deliver on their behalf, and consequently, may not be successful in creating a profitable business model. This will result in some of our clients discontinuing their business operations and discontinuing use of our services and solutions. Further, any deterioration and related uncertainty in the global financial markets and economy could result in reductions in available capital and liquidity from banks and other providers of credit, fluctuations in equity and currency values worldwide, and concerns that portions of the worldwide economy may be in a prolonged recessionary period. Any of this could also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section and materially adversely impact our clients’ access to capital or willingness to spend capital on our services or, in some cases, ultimately cause the client to exit their business. This uncertainty may also impact our clients’ levels of cash liquidity, which could affect their ability or willingness to timely pay for services that they will order or have already ordered from us. From time to time we discontinue service to clients for non-payment of services. We expect clients may discontinue operations or not be willing or able to pay for services that they have ordered from us.
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

Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats was limited, our ability to serve our clients in these formats would be impaired and the demand for our services would decline by clients using these formats. Owners of proprietary content formats may be able to block, restrict, or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our clients, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of clients, increased costs, and impairment of our ability to attract new clients, any of which would harm our revenue, operating results, and growth.
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
Additionally, in connection with the Edgecast Acquisition, we may experience additional losses or departures of our senior management and other key personnel. If we lose the service of qualified management or other key personnel or are unable to attract and retain the necessary members of senior management or other key personnel, we may not be able to successfully execute on our business strategy, which could have an adverse effect on our business.
Our recent reduction in force undertaken to re-balance our cost structure may not achieve our intended outcome.
In December 2022, we implemented a reduction in force affecting approximately 95 employees, or approximately 10% of our global workforce in order to meet strategic and financial objectives and to optimize resources for long term growth, and to improve margins. In connection with these actions, we will incur termination costs estimated to be $2.6 million for the reduction in force. This reduction in force is expected to result in approximately $14 million of annualized run rate cash savings associated with the 95 employees.
We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to litigation risk and expenses. Our past restructuring actions do not provide any assurance that additional restructuring plans will not be required or implemented in the future. Further, restructuring plans may have other consequences, such as attrition beyond our planned reduction in force, a negative impact on employee morale and productivity or our ability to attract highly skilled employees. Our competitors may also use our restructuring plans to seek to gain a competitive advantage over us. As a result, our restructuring plans may affect our revenue and other operating results in the future.

Risks Relating to Intellectual Property, Litigation, and Regulations
Our involvement in litigation may have a material adverse effect on our financial condition and operations.
We have been involved in multiple intellectual property and shareholder lawsuits in the past. We are from time to time party to other lawsuits. The outcome of all litigation is inherently unpredictable. The expenses of defending these lawsuits, particularly fees paid to our lawyers and expert consultants, have been significant to date. If the cost of prosecuting or defending current or future lawsuits continues to be significant, it may continue to adversely affect our operating results during the pendency of such lawsuits. Lawsuits also require a diversion of management and technical personnel time and attention away from other activities to pursue the defense or prosecution of such matters. In addition, adverse rulings in such lawsuits either alone or cumulatively may have an adverse impact on our revenue, expenses, market share, reputation, liquidity, and financial condition. Further, we have recently acquired Moov and Edgecast and as a result of such acquisitions, multiple lawsuits have been brought against us. Further, our restatement of prior period consolidated financial statements has resulted in a class action lawsuit being filed against us. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into similar transactions involving a sale of a line of business or other business combinations. In addition, we may be subject to private actions, collective actions, investigations, and various other legal proceedings by stockholders, clients, employees, suppliers, competitors, government agencies, or others. Even if the lawsuits are without merit, defending against these claims can result in substantial costs, damage to our reputation, and divert significant amounts of management time and resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, liquidity financial condition, and operating results.
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
If we are not successful in completing acquisitions, or integrating completed acquisitions in a timely manner, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. Acquisitions will require the use of our available cash or dilutive issuances of securities. Future acquisitions or attempted acquisitions could also harm our ability to achieve profitability. For example, in September 2021, we acquired Moov and in June 2022, we acquired Edgecast. We have limited experience in making acquisitions. The process of integrating the people and technologies from completed acquisitions will likely require significant time and resources, require significant attention from management, and may disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition.

Risks Related to Investments and Our Outstanding Convertible Notes
If we are required to seek funding, such funding may not be available on acceptable terms or at all.
We believe that our cash, cash equivalents and marketable securities plus cash from operations will be sufficient to fund our operations and proposed capital expenditures for at least the next twelve months. However, we may need or desire to obtain funding due to a number of factors, including a shortfall in revenue, increased expenses, increased investment in capital equipment, the acquisition of significant businesses or technologies, or adverse judgments or settlements in connection with future, unforeseen litigation. If we do need to obtain funding, it may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations and impair our ability to satisfy our obligations under the Notes.
In July 2020, we incurred $125,000 principal amount of additional indebtedness as a result of our issuance of the Notes. We may also incur additional indebtedness to meet future financing needs, including under our credit facility with First Citizens Bank (formerly Silicon Valley Bank) (“FCB”). Our indebtedness could have significant negative consequences for our security holders and our business, results of operations, and financial condition by, among other things:
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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity financing on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could results in acceleration of our debt repayment. In addition, the Loan and Security Agreement (as amended, the “Credit Agreement”) with FCB originally entered into in November 2015, matures on April 2, 2025, governing our credit facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. As of December 31, 2022, we were not in compliance with our Adjusted Quick Ratio requirement as it was below 1.0. On June 27, 2023, we have received a waiver for, among others, such non-compliance. As of December 31, 2022 and 2021, we had no outstanding borrowings under the Credit Agreement. If we fail to comply with these covenants or obtain waivers for non-compliance or if we fail to make payments under our indebtedness when due, then we may be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
Holders of the Notes may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities, and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase the Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the Notes (the “Indenture”). A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.
The accounting method for the Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. We expect that, under applicable accounting principles, the initial liability carrying amount of the Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, non-convertible debt. We expect to reflect the difference between the net proceeds from the offering of the Notes and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the future cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported net losses. The lower reported net income or higher reported net losses resulting from this accounting treatment could depress the trading price of our common stock and the Notes.
In August 2020, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update (“ASU”) 2020-06, eliminating the separate accounting for the debt and equity components as described above. On January 1, 2021, we early adopted ASU 2020-06. The adoption of ASU 2020-06 eliminated the separate accounting described above and will reduce the interest expense that we expect to recognize for the Notes for accounting purposes. In addition, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, if applicable. Also, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no Note-holders convert their Notes and could materially reduce our reported working capital or create a negative working capital.
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
•market conditions in our industry, the industries of our clients, and the economy as a whole, including the economic impact of a global pandemic, such as the COVID-19 pandemic; and
•adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
As of December 31, 2022, we had a goodwill balance of approximately $169,156 which is subject to periodic testing for impairment. Our long-lived assets also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow could result in impairment charges for goodwill or impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash. As of the annual impairment testing in the fourth quarter of 2022, we determined that goodwill was not impaired. During 2023, management identified indicators that the carrying amount of its goodwill may be impaired due to a decline in the company's stock price which could result in a future goodwill impairment charge to earnings, such charge may be material. Management will continue to monitor the relevant goodwill impairment indicators and significant estimates to determine whether an impairment is appropriate.
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
•costs associated with future intellectual property lawsuits and other lawsuits;
•costs associated with current or future shareholder class action or derivative lawsuits;
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
•general economic, industry and market conditions (such as fluctuations experienced in the stock and credit markets during times of deteriorated global economic conditions or during an outbreak of an epidemic or pandemic and those conditions specific to Internet usage;
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
If the accounting estimates we make, and the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may be adversely affected.
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, share-based compensation costs, contingent obligations, and doubtful accounts. These estimates and judgments affect the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges or reduce the value of assets that could adversely affect our results of operations, investors may lose confidence in our ability to manage our business and our stock price could decline.
If we fail to maintain proper and effective internal controls or fail to implement our controls and procedures with respect to acquired or merged operations, our ability to produce accurate consolidated financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.
We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate consolidated financial statements on a timely basis. We are required to spend considerable effort on establishing and maintaining our internal controls, which is costly and time-consuming and needs to be re-evaluated frequently.
We have operated as a public company since June 2007, and we will continue to incur significant legal, accounting, and other expenses as we comply with Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), as well as new rules implemented from time to time by the SEC and Nasdaq. These rules impose various requirements on public companies, including requiring changes in corporate governance practices, increased reporting of compensation arrangements, and other requirements. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, new rules and regulations will likely increase our legal and financial compliance costs and make some activities more time-consuming and costly.
Section 404 of SOX requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited consolidated financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP (“EY”), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues, including our efforts in implementing controls, remediating material weaknesses and certain procedures related to acquired or merged operations. In future years, if we fail to timely complete this assessment, or if EY cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline, and we could be subject to regulatory sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
If we cannot continue to satisfy The Nasdaq Global Select Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.
Our common stock is currently listed on The Nasdaq Global Select Market. To maintain the listing of our common stock on the Nasdaq Global Select Market, we are required to meet certain listing requirements. There is no assurance that we will be able to maintain compliance with such requirements. On March 23, 2023, the company received a letter (the “10-K Notice”) from the Nasdaq Stock Market notifying the company that, as a result of the company’s delay in filing its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), the company is not in compliance with the applicable rule that requires Nasdaq-listed companies to timely file all required periodic financial reports with the SEC. On April 27, 2023, the company received a letter (the “Minimum Price Notice”) from The Nasdaq Stock Market notifying the company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market. Neither the 10-K Notice nor the Minimum Price Notice has an immediate effect on the listing of the company’s common stock on The Nasdaq Global Select Market. In each case, the company has been provided an initial compliance period of 180 calendar days to regain compliance with the applicable requirement. During the compliance period, the company’s shares of common stock will continue to be listed and traded on The Nasdaq Global Select Market. To regain compliance, the Company must file its Form 10-K and the closing bid price of the company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the applicable 180 calendar day grace period. The company intends to actively monitor the bid price for its common stock and will consider available options to regain compliance with the applicable listing requirements.
If our common stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market such as the OTC Markets Group DTCQB. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.
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
We reached a determination to restate certain of our previously issued consolidated financial statements as a result of the identification of errors in previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
As discussed in the Explanatory Note, in Note 3, Restatement of Previously Issued Consolidated Financial Statements, and in Note 24, Restatement of Unaudited Quarterly Results, in this Annual Report on Form 10-K for the year ended December 31, 2022, we reached a determination to restate certain of our historical consolidated financial statements and related disclosures for the periods disclosed in those notes after identifying errors in our accounting treatment of certain of our complex and/or non-routine transactions. The restatement also included corrections for previously identified immaterial errors in the impacted periods. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.
We recently identified material weaknesses in our internal control over financial reporting. If we do not effectively remediate the material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and on an accurate basis could be impaired, which may adversely affect the market price of our common stock.
The Sarbanes-Oxley Act requires, among other things, that public companies evaluate the effectiveness of their internal control over financial reporting and disclosure controls and procedures. We identified the material weaknesses in internal control over financial reporting as of December 31, 2022: non-routine and complex transactions, revenue accounting system controls and financial close reporting. Please see Item 9A, Controls and Procedures, in this Annual Report on Form 10-K for additional information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses.
As a result, we may incur substantial costs, expend significant management time on compliance-related issues, and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results and cause a decline in the price of our common stock.

The accounting treatment related to our Open Edge arrangements is complex, and if we are unable to attract and retain highly qualified accounting personnel to evaluate the accounting implications of our complex and/or non-routine transactions, our ability to accurately report our financial results may be harmed.
Our Open Edge arrangements are classified as failed sale-leasebacks and accounted for as financing arrangements. The accounting rules related to these financing arrangements are complex and involve significant initial judgments in applying U.S. GAAP, and thus require experienced and highly skilled personnel to review and interpret the proper accounting treatment with respect thereto. Competition for senior finance and accounting personnel who have public company reporting experience is intense, and if we are unable to recruit and retain personnel with the required level of expertise to evaluate and accurately classify our revenue-generating transactions, our ability to accurately report our financial results may be harmed.
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
During 2022, we moved our global corporate headquarters from Tempe, Arizona to Phoenix, Arizona. We moved to a fully remote work model and downsized our offices globally throughout 2021 and 2022. We do not own any of our office facilities and all office facilities are leased. We sublease certain office facilities, including facilities in Scottsdale, Arizona and Burlington, Massachusetts. We continue to explore opportunities to sublease or downsize additional office facilities under this new model.
We lease space for a data center near Phoenix, Arizona and warehouse space near Cincinnati, Ohio. We lease offices in other locations in the United States, including in or near Lehi, Utah, Lexington, Kentucky; and Los Angeles, California. We also lease offices in Europe and Asia in or near London, England; Tallinn, Estonia; Lviv, Ukraine; Beijing, Guangzhou, and Shanghai, China; Bangalore, Chennai, Laxmi Cyber City, Mumbai, New Delhi, and West Bengai, India; Tokyo, Japan; Seoul, Korea; Singapore; and Taipei City, Taiwan. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.
Item 3.        Legal Proceedings
On July 18, 2022, a stockholder filed a verified class action captioned George Assad v. Walter Amaral, Edgio, Inc. et al.; Diane Botelho v. Walter Amaral, Edgio, Inc. et al. Delaware Chancery Court (Case No. 2022-0626); Delaware Chancery Court (Case No. 2022-0624). The class action complaint alleges that the Edgio Board of Directors violated its fiduciary duties in entering into the stockholders' agreement as part of the Edgecast Acquisition. The plaintiffs challenge certain provisions of the stockholders’ agreement alleging that the defensive measures in the agreement create a significant and enduring stockholder block designed to entrench the Board of Directors and protect it from stockholder activism. The complaint seeks injunctive relief in the form of an injunction enjoining the enforcement of the challenged provisions. Edgio filed a motion to dismiss and the matter was heard on October 12, 2022 in the Delaware Chancery Court. The Vice Chancellor granted Edgio's motion to dismiss on the record; however on December 8, 2022, the court requested supplemental briefing on certain issues raised at oral arguments. Supplemental briefs and answering briefs were filed in January 2023. On May 2, 2023, the Delaware Chancery Court issued a memorandum opinion reversing its order on the record and denying the company’s motion to dismiss. On May 12, 2023, the parties entered into an interim arrangement to avoid the costs and burdens of expedited litigation where the company agreed not to enforce the provisions of the stockholders’ agreement that the plaintiffs challenged in the suit in connection with the company’s 2023 annual meeting. A trial date has not been set as of the date of this filing
On April 25, 2023, a stockholder filed a complaint in the United States District Court for the District of Arizona a complaint captioned Mehran Esfandiari et al. v. Edgio, Inc. et al., Case No. 2:23-cv-00691 (D. Ariz.), against the company, and current and former officers (the “Class Action Complaint”). The Class Action Complaint includes two claims: (1) violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder (against all defendants); and (2) violation of Section 20(a) of the Exchange Act (against the individual defendants). The Class Action Complaint alleges that the defendants made materially false and/or misleading statements and failed to disclose material facts concerning accounting and internal controls regarding the company's Open Edge arrangements. The Class Action Complaint seeks compensatory damages, including interest thereon, costs and expenses.
For additional information regarding contingencies relating to our legal proceedings, please refer to Note 13 “Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.        Mine Safety Disclosures.
    Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
    Our common stock, par value $0.001 per share, trades on the Nasdaq Global Select Market under the symbol “EGIO”.
Holders
    As of June 26, 2023, there were 246 holders of record of our common stock.
Dividends
    We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.
Unregistered Sales of Equity Securities
None.
Issuers Purchases of Equity Securities
    None.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2017 and December 31, 2022, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Information Technology Sector Index, over the same period. This graph assumes the investment of $100 on December 31, 2017 in our common stock, the Nasdaq Composite Index and the S&P Information Technology Sector Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparative Stock Performance
300
250
200
150
100
50
0
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ended
Edgio, Inc.
NASDAQ Composite
S&P Information Technology Index

This graph assumes an investment on December 31, 2017, of $100 in our common stock (based on the closing sale price of our common stock), and in each of such indices (including the reinvestment of all dividends). Measurement points are to the last trading day for each respective period. The performance shown is not necessarily indicative of future performance.
Item 6.        [Reserved]
Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act, as amended. Forward-looking statements include, among other things, statements as to industry trends, our future expectations, operations, financial condition and prospects, business strategies and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A and in the “Special Note Regarding Forward-Looking Statements” section preceding Part I of this Annual Report on Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Prior period information has been modified to conform to current year presentation. All information is presented in thousands, except per share amounts, client count and where specifically noted.
In this Annual Report on Form 10-K, we have restated our previously issued consolidated financial statements as of and for the years ended December 31, 2021 and 2020. Refer to the “Explanatory Note” preceding Item 1, “Business” for background on the restatement, the fiscal periods impacted, control considerations, and other information. As a result, we have also restated certain previously reported financial information as of and for the years ended December 31, 2021 and 2020 in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including but not limited to information within the Results of Operations and Liquidity and Capital Resources sections to conform the discussion with the appropriate restated amounts. See Note 3, “Restatement of Previously Issued Consolidated Financial Statements”, in Item 8, “Financial Statements and Supplementary Data”, for additional information related to the restatement, including descriptions of the errors and the impacts on our consolidated financial statements.
Overview
We were founded in 2001 as a provider of content delivery network services to deliver digital content over the Internet. We began development of our infrastructure in 2001 and began generating meaningful revenue in 2002. Today, we are a leading provider of solutions that enable communications & media companies to optimize their digital content delivery AND we provide solutions that allow e-commerce, banking, and other interactive-heavy applications to improve their customer experiences. Our holistic solution allows customer teams to efficiently deliver instant, secure web applications that improve our client's revenue. We are a trusted partner to some of the world’s notable brands and serve their global customers with experiences such as livestream sporting events, global movie launches, video games, and file downloads. We support some of the most trusted brands in their interactions with their customers including high fashion, automobile manufactures, giant online stores, banks and the like. We offer one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable. Our mission is to deliver a globally-scaled edge platform that seamlessly powers faster, safer and simpler business solutions. We want to be the platform of choice to power video and application solutions at the edge of the Internet to make connected living faster, safer and simpler.
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
A meaningful portion of our revenue and profit comes from our Applications Platform, a global edge-based service that allows teams to build, secure, and accelerate their most important customer-facing websites and APIs. The platform uniquely enables best-in-class security, instant-loading interactive experiences, and improved team velocity with few tradeoffs. Today’s disjointed tools offered by the hyperscaler cloud, edge, security, and observability vendors force the market to choose between protection, performance, and team productivity. Our offering allows our customers to earn more revenue, reduce security risk, prevent more fraud, and lower costs through a holistic approach not easily realized through the current approach of assembling multiple vendors’ point solutions. Further, to enable easy adoption by the market, clients can buy a small, best-of-breed piece of the offering before upgrading to the full suite. Clients have the option to purchase unique expert and managed services to ensure they realize the most value from the platform. Our Application Platform currently powers the largest US wireless carrier, the largest online payments service, several top 20 banks and insurers, name-brand social networks, three of the top five most valuable technology companies, and hundreds of other leaders in e-commerce, automotive, travel, and other industries.
We provide our services in a highly competitive industry in which differentiation is primarily measured by performance and cost and the difference between providers can be as small as a fraction of a percent. We have experienced the commoditization of our once innovative and highly valued content delivery service, which, when combined with the low switching costs in a multi-CDN environment, results in on-going price compression, despite the large, unmet market need for our services. In 2022, we continued to see a decline in our average selling price, primarily due to the on-going price compression with our multi-CDN clients.
We implemented a go-forward strategy designed to simultaneously address short-term headwinds and to position us to achieve near- and long-term success by building upon and more fully leveraging our ultra-low latency, global network, and operational expertise. We are focused on three key areas:
• Improving Our Core. Our ability to consistently grow revenue requires us to do a better job at managing the cost structure of our network while anticipating and providing our clients with the tools and reliable performance they need and to do it sooner and better than our competitors. Our operating expenses are largely driven by payroll and related employee costs. Our employee and employee equivalent headcount increased from 552 on December 31, 2021, to 980 on December 31, 2022, primarily due to the Edgecast Acquisition. We implemented a broader and more detailed operating model in 2021, built on metrics, process discipline, and improvements to client satisfaction, performance, and cost. We are building an internal culture that embraces speed, transparency, and accountability. Since the close of the Edgecast Acquisition, we have put other cost savings measures into place. We recorded restructuring charges of $20,030 during the year ended December 31, 2022. We are continuously seeking opportunities to be more efficient and productive in order to achieve cost savings and improve our profitability. On June 6, 2023, we announced a restructuring plan to reduce additional 12% of our workforce with estimated future restructuring charges of approximately $3,700.
• Expanding Our Core. We have redesigned our commercial and product approaches to strengthen and broaden our key client relationships, to support a land and expand strategy. We believe that this, coupled with new edge-based tools and solutions we anticipate bringing to market, will assist in our ability to re-accelerate growth. Key elements of our plan to Expand the Core include tightening the alignment between our Sales and Marketing organizations, moving to a “client success” model that pairs client relationship managers with client performance managers to ensure proactive client success and exploring ways to dynamically optimize how we price our services that gives us more flexibility – and a renewed ability to sell more broadly into our existing client base. We are expanding the competency and capacity of our marketing and sales efforts and increasing our effectiveness through targeted go-to-market segmentation.
• Extending Our Core. Longer term, we believe we can drive meaningful improvements to profitability and growth by diversifying our capabilities, clients, and revenue mix. We need to enable digital builders to easily load content faster, personalize it more and protect it outside of a controlled environment. We believe we have an opportunity of extending the use of our network to new clients with new solutions that utilize non-peak traffic solutions.
In September 2021, we acquired Moov Corporation (“Moov”), a California corporation doing business as Layer0, a sub-scale SaaS based application acceleration and developer platform. The combination of application acceleration development platform with security and a power edge network provides a unique offering for potential clients.
In June 2022, we completed the acquisition of Yahoo's Edgecast, a leading provider of edge security, content delivery and video services, in an all-stock transaction. Edgecast is a business unit of Yahoo, which was owned by funds managed by affiliates of Apollo and Verizon Communications. Edgio will deliver significantly increased scale and scope with diversified revenue across products, clients, geographies, and channels.
The acquisitions have provided Edgio with a highly-performant globally scaled, edge enabled network supported by software solutions with media solutions that generate value in video and live stream content delivery and apps solutions that enable the development, delivery, and operation of highly performant web and mobile applications. These combined give Edgio a $14 billion target market in the broader $40 billion marketplace.
We are committed to helping our clients deliver better digital experiences to their customers, create better returns for our shareholders, and provide our employees an environment in which they can grow, develop, and win.
    The following table summarizes our revenue, costs, and expenses for the periods indicated (in thousands of dollars and as a percentage of total revenue).

	Years Ended December 31,
	2022		2021		2020
			As Restated		As Restated
Revenue	$338,598	100.0%	$201,115	100.0%	$223,990	100.0%
Cost of revenue	231,058	68.2%	146,793	73.0%	143,713	64.2%
Gross profit	107,540	31.8%	54,322	27.0%	80,277	35.8%
Operating expenses	235,346	69.5%	94,514	47.0%	97,500	43.5%
Restructuring charges	20,030	5.9%	13,425	6.7%	—	—%
Operating loss	(147,836)	(43.7)%	(53,617)	(26.7)%	(17,223)	(7.7)%
Total other expense	(9,763)	(2.9)%	(6,395)	(3.2)%	(4,259)	(1.9)%
Loss before income taxes	(157,599)	(46.5)%	(60,012)	(29.8)%	(21,482)	(9.6)%
Income tax expense	(21,080)	(6.2)%	1,154	0.6%	645	0.3%
Net loss	$(136,519)	(40.3)%	$(61,166)	(30.4)%	$(22,127)	(9.9)%
Critical Accounting Estimates
The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the company. Based on this definition, we have identified the critical accounting estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information on these other key accounting policies, see Note 2 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires allocating the purchase consideration of the acquisition to the tangible assets, liabilities and identifiable intangible assets acquired based on each of the estimated fair values at the acquisition date. The excess of the purchase consideration over the fair values is recorded as goodwill.
When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future revenue growth rates and margins, attrition rates, future changes in technology, royalty rates, and discount rates.
When the consideration transferred in a business combination includes a contingent consideration arrangement, the contingent consideration is measured at its acquisition date fair value and is included as part of the consideration transferred in a business combination. Contingent consideration is classified as a liability when the obligation requires settlement in cash or other assets and is classified as equity when the obligation requires settlement in our own equity instruments. Where relevant, the fair value of contingent consideration is valued using a Monte Carlo simulation model. The assumptions used in preparing these models include estimates such as volatility, discount rates, dividend rates, dividend yield and risk-free interest rates.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
At the inception of a client contract for service, we make an assessment as to that client’s ability to pay for the services provided. If we subsequently determine that collection from the client is not probable, we record an allowance for credit losses for that clients’ unpaid invoices and cease recognizing revenue for continued services provided until it is probable that revenue will not be reversed in a subsequent reporting period. Our standard payment terms vary by the type and location of our client but do not contain a financing component.
Certain of our revenue arrangements include multiple promises to our clients. Revenue arrangements with multiple promises are accounted for as separate performance obligations if each promise is distinct. Judgment may be required in determining whether products or services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized over the period in which the performance obligations are satisfied, which is generally monthly pursuant to the variable consideration allocation exception. We have determined that generally most of our products and services do not constitute an individual service offering to our clients, as our promise to the client is to provide a complete edge services platform, and therefore have concluded that such arrangements represent a single performance obligation.
Our contractual arrangements with customers generally specify monthly billing terms, and we apply the variable consideration allocation exception and record revenue based on actual usage during the month. Certain contracts contain minimum commitments over the contractual term; however, we generally have concluded that these commitments are not substantive. Accordingly, the consideration for these contracts is substantially considered variable and is recognized based on actual usage as we apply the variable consideration allocation exception to these contracts. These customers have entered into contracts with contract terms generally from one to ten years.
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

The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. As of our annual impairment testing on October 31, 2022, management determined that goodwill was not impaired. We noted that the estimated fair value of our reporting unit, using an estimated control premium of 30%, on October 31, 2022 and December 31, 2022, exceeded carrying value by approximately $508,485 or 192% and $86,401 or 36%, respectively. Adverse changes to certain key assumptions as described above could result in a future goodwill impairment charge to earnings, such charge may be material.
Results of Continuing Operations
Discussion of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 and for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below.
Comparison of the Years Ended December 31, 2022, 2021, and 2020
Revenue
We derive revenue primarily from the sale of our Media and Applications platforms which include digital content delivery, video delivery, website development and acceleration, cloud security and monitoring, edge compute, and origin storage services. We also generate revenue through the sale of professional services and other infrastructure services, such as transit, and rack space services.
The following table reflects our revenue for the periods presented:

	Years Ended December 31,
				2022 to 2021	2021 to 2020
	2022	2021	2020	% Change	% Change
		As Restated	As Restated
Revenue	$338,598	$201,115	$223,990	68%	(10)%
2022 Compared to 2021
Our revenue increased by $137,483 during the year ended December 31, 2022, versus 2021 primarily due to the inclusion of revenue from the Edgecast Acquisition. Revenue from the Edgecast Acquisition for the period of June 16, 2022 to December 31, 2022 was $134,306. Our active clients worldwide increased to 954 as of December 31, 2022, compared to 570 as of December 31, 2021. The increase was primarily driven by the Edgecast Acquisition in June 2022.
2021 Compared to 2020
Revenue decreased by $22,875 during the year ended December 31, 2021, versus 2020 primarily due to a decrease in our delivery services revenue due to price compression. In addition to price compression, which is expected in the industry, the decrease in delivery services revenue was primarily due to lower traffic volumes with our largest client as a result of easing COVID-19 lockdown restrictions and a reduced amount of new content released for consumption.
During the years ended December 31, 2022, 2021 and 2020, sales to our top 20 clients accounted for approximately 73%, 75% and 76%, respectively of our total revenue. The clients that comprised our top 20 clients change from time to time, and our large clients may not continue to be as significant going forward as they have been in the past.

During the year ended December 31, 2022, we had two clients, Amazon and Verizon, who each represented 17% and 12%, respectively, of our total revenue. During the year ended December 31, 2021, we had two clients, Amazon and Sony, who represented approximately 32% and 12%, respectively, of our total revenue. During the year ended December 31, 2020, we had two clients, Amazon and Sony, who represented approximately 37% and 11%, respectively, of our total revenue. As of December 31, 2022, Amazon, Verizon and Microsoft represented 20%, 13% and 10%, respectively, of our total accounts receivable. As of December 31, 2021, Amazon represented 33% of our total accounts receivable.
Revenue by geography is based on the location of the client from which the revenue is earned based on bill to locations. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Years Ended December 31,
	2022		2021		2020
			As Restated		As Restated
Americas	$245,633	73%	$129,014	64%	$136,261	61%
EMEA (1)	23,892	7%	20,955	11%	36,838	16%
Asia Pacific	69,073	20%	51,146	25%	50,891	23%
Total revenue	$338,598	100%	$201,115	100%	$223,990	100%
(1) Europe, Middle East, and Africa (“EMEA”)
Cost of Revenue
Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to Internet service providers, and fees paid to data center operators for housing of our network equipment in third party network data centers, also known as co-location costs. Cost of revenue also includes leased warehouse space and utilities, depreciation of network equipment used to deliver our content delivery services, payroll and related costs, and share-based compensation for our network operations and professional services personnel. Other costs include cloud service costs, professional fees and outside services, travel and travel-related expenses and fees and license, and insurance costs.
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Years Ended December 31,
	2022		2021		2020
			As Restated		As Restated
Bandwidth and co-location fees	$141,209	41.7%	$94,180	46.8%	$88,473	39.5%
Depreciation - network	28,171	8.3%	24,106	12.0%	21,787	9.7%
Payroll and related employee costs (1)	22,192	6.6%	16,576	8.2%	18,467	8.2%
Share-based compensation	2,443	0.7%	1,384	0.7%	1,998	0.9%
Other costs	37,043	10.9%	10,547	5.2%	12,988	5.8%
Total cost of revenue (2)	$231,058	68.2%	$146,793	72.9%	$143,713	64.1%
(1) Includes $1,026 of acquisition related expenses for the year ended December 31, 2022.
(2) Includes $859 of transition service agreement expenses for the year ended December 31, 2022 which were credited from College Parent and its related affiliates and recorded as capital contributions in the consolidated statements of stockholders’ equity.
2022 Compared to 2021
Our cost of revenue increased in aggregate dollars and decreased as a percentage of total revenue for the year ended December 31, 2022, versus the comparable 2021 period. The changes in cost of revenue were primarily a result of the following:
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
•Other costs increased primarily due to costs associated with increased costs of operations from our acquisition of Edgecast acquired in June 2022, costs from a full year of operations from Moov acquired in September 2021, international re-seller costs, and professional fees including third party consultants. Other costs increased as a percentage of total revenue as a result of cloud service product mix costs, related to additional video streaming products included in the Edgecast Acquisition, and increased consulting fees.
2021 Compared to 2020
Our cost of revenue increased in both aggregate dollars and as a percentage of total revenue for the year ended December 31, 2021, versus the comparable 2020 period. The changes in cost of revenue were primarily a result of the following:
•Bandwidth and co-location fees increased in aggregate dollars due to higher transit fees, as well as continued expansion in existing and new geographies.
•Depreciation expense increased due to increased capital expenditures year over year.
•Payroll and related employee costs were lower as a result of decreased network operations and professional services personnel and lower variable compensation.
•Share-based compensation decreased primarily as a result of lower variable compensation paid out in restricted stock units, and the impact of the reduction in workforce in March 2021 versus the comparable 2020 period. These decreases were offset by equity related to our recently completed business combination.
•Other costs increased primarily due to costs associated with increased international re-seller costs, professional fees, and increased fees and licenses. These increases were partially offset by decreased contract royalties, travel and entertainment expense, office supplies, and facilities.
Due to advances in technology and improvements on how we operate our network equipment, we expect to change our estimate of the useful lives of our network equipment from three years to five years to better reflect the estimated period during which these assets will remain in service. This change in accounting estimate will be effective beginning January 1, 2023.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Years Ended December 31,
	2022		2021		2020
Payroll and related employee costs	$24,026	7.1%	$13,083	6.5%	$12,348	5.5%
Professional fees and outside services	12,825	3.8%	5,293	2.6%	4,305	1.9%
Share-based compensation	8,659	2.6%	12,514	6.2%	7,611	3.4%
Acquisition and legal related expenses	26,189	7.7%	2,640	1.3%	—	—%
Other costs	16,451	4.9%	6,561	3.3%	7,020	3.1%
Total general and administrative (1)	$88,150	26.0%	$40,091	19.9%	$31,284	14.0%
(1) Includes $4,351 of transition service agreement expenses for the year ended December 31, 2022 which were credited from College Parent and its related affiliates and recorded as capital contributions in the consolidated statements of stockholders’ equity.
2022 Compared to 2021
Our general and administrative expense increased in both aggregate dollars and as a percentage of total revenue for the year ended December 31, 2022, versus the comparable 2021 period. The increase in aggregate dollars for the year ended December 31, 2022, versus the comparable 2021 period was primarily driven by increased acquisition and legal related expenses, payroll and related employee costs, professional fees, and other costs, partially offset by a decrease in share based compensation. The increase in acquisition and legal related expenses was the result of expenses that have been incurred in relation to the Edgecast Acquisition. The increase in payroll and related employee costs was due to increased headcount as a result of the acquisitions of Moov and Edgecast. The increase in professional fees was due to increased costs for consulting, recruiting, and casual labor. Other costs increased due to increased costs for license and software fees, franchise and duty taxes, bad debt expense, and business insurance, partially offset by a decrease in facility related costs. The decrease in share-based compensation was the result of expense recorded in 2021 related to a transition agreement entered into between us and our former Chief Executive Officer who retired in January 2021.
2021 Compared to 2020
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
We expect our general and administrative expenses for 2023 to increase in aggregate dollars.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Years Ended December 31,
	2022		2021		2020
Payroll and related employee costs (1)	$33,551	9.9%	$21,243	10.6%	$31,355	14.0%
Share-based compensation	3,836	1.1%	2,513	1.2%	3,519	1.6%
Marketing programs	3,600	1.1%	1,555	0.8%	2,228	1.0%
Other costs	7,816	2.3%	4,649	2.3%	5,843	2.6%
Total sales and marketing	$48,803	14.4%	$29,960	14.9%	$42,945	19.2%
(1) Includes $385 of acquisition related expenses for the year ended December 31, 2022.
2022 Compared to 2021
Our sales and marketing expense increased in aggregate dollars and decreased as a percentage of total revenue for the year ended December 31, 2022, versus the comparable 2021 period. The increase in aggregate dollars for the year ended December 31, 2022, versus the comparable 2021 period was primarily driven by an increase in payroll and related employee costs, other costs, marketing programs, and share-based compensation. The increase in payroll and related employee costs and the increase in share-based compensation was due to increased headcount associated with the acquisitions of Moov and Edgecast. The increase in other costs was mainly due to an increase in license, subscription, software, and professional fees (casual labor), as a result of increased headcount, partially offset by lower facilities costs. Marketing program expenses increased due to increased trade show, and promotional and advertising costs.
2021 Compared to 2020
Sales and marketing expense decreased in both aggregate dollars and as a percentage of total revenue for the year ended December 31, 2021, versus the comparable 2020 period. The decrease in aggregate dollars for the year ended December 31, 2021, versus the comparable 2020 period was due to the impact of the reduction in workforce in March 2021 and lower variable compensation. Share-based compensation decreased primarily as a result of lower equity variable compensation in 2021 versus the comparable 2020 period. The decrease in other costs was due to decreased facility costs, decreased other employee costs, decreased fees and licenses, and decreased travel and entertainment. These decreases were offset by increases in casual labor and recruiting.
We expect our sales and marketing expenses for 2023 to increase in aggregate dollars due to a full year of expenses relating to the Edgecast acquisition offset in part by cost savings from restructuring initiatives.

Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Years Ended December 31,
	2022		2021		2020
Payroll and related employee costs (1)	$48,524	14.3%	$13,325	6.6%	$14,334	6.4%
Share-based compensation	15,655	4.6%	2,435	1.2%	2,589	1.2%
Other costs	19,473	5.8%	5,909	2.9%	4,757	2.1%
Total research and development (2)	$83,652	24.7%	$21,669	10.8%	$21,680	9.7%
(1) Includes $4,093 of acquisition related expenses for the year ended December 31, 2022.
(2) Includes $274 of transition service agreement expenses for the year ended December 31, 2022 which were credited from College Parent and its related affiliates and recorded as capital contributions in the consolidated statements of stockholders’ equity.
2022 Compared to 2021
Our research and development expense increased in both aggregate dollars and as a percentage of total revenue for the year ended December 31, 2022 versus the comparable 2021 period. The increase in aggregate dollars during the year ended December 31, 2022, versus the comparable 2021 period was primarily driven by an increase in payroll and related employee costs, share-based compensation, and other costs. The increase in payroll and related employee costs and the increase in share-based compensation was due to increased headcount associated with the acquisitions of Moov and Edgecast. The increase in other costs, was primarily due to increased professional fees, including casual labor and consulting, and increased fees and licenses, partially offset by lower facility related costs. Research and development expense increased as a percentage of total revenue as a result of increased headcount which more than doubled as a result of the Edgecast Acquisition.
2021 Compared to 2020
Research and development expense slightly decreased in aggregate dollars and increased as a percentage of total revenue for the year ended December 31, 2021, versus the comparable 2020 period. The decrease in aggregate dollars was primarily related to a decrease in payroll and related employee costs partially mostly offset by an increase in other costs. The decrease in payroll and related employee costs was mainly due to reduced salaries and variable compensation due to lower headcount. The increase in other costs was primarily due to increased fees and licenses and other employee costs offset by lower facility costs and lower professional fees.
We expect our research and development expenses for 2023 to increase in aggregate dollars due to a full year of expenses relating to the Edgecast acquisition offset in part by cost savings from restructuring initiatives.
Depreciation and Amortization (Operating Expenses)
Depreciation expense consists of depreciation on equipment used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of acquired intangible assets.
2022 Compared to 2021
Depreciation and amortization expense was $14,741 or 4.4%% of revenue, for the year ended December 31, 2022, versus $2,794, or 1.4%% of revenue for the comparable 2021 period. The increase in depreciation and amortization expense for the year ended December 31, 2022, versus the comparable 2021 period was primarily due to the amortization of intangible assets acquired as part of the Edgecast Acquisition in June 2022.
2021 Compared to 2020
Depreciation and amortization expense for the year ended December 31, 2020 was $1,591, or 0.7% of revenue. The increase in depreciation and amortization expense for the year ended December 31, 2021, versus the comparable 2020 period expense was primarily due to the amortization of intangible assets acquired in the business combination in September.
Restructuring Charges
The restructuring charges for the years ended December 31, 2022 and 2021, were the result of management's commitment to restructure certain parts of the company to focus on cost efficiencies, improved growth and profitability, and align our workforce and facility requirements with our continued investment in the business. As a result, we are incurring certain charges for facilities, right of use assets, outside service contracts, and professional fees. There were no material restructuring charges for the year ended December 31, 2020. Refer to Note 12 “Restructuring Charges” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Future restructuring charges related to these plans are expected to be immaterial. On June 6, we announced a restructuring plan to reduce an additional 12% of our workforce. As a result, restructuring charges of approximately $3,200 will be recorded in the second quarter of 2023. Remaining future estimated restructuring charges related to this plan are approximately $500 and expected be recorded in the third quarter of 2023.
Interest Expense
Interest expense was $6,094, $5,423, and $3,960 for the years ended December 31, 2022, 2021, and 2020, respectively. Interest expense includes expense associated with the issuance of our senior convertible notes in July 2020 and fees associated with the Credit Agreement originally entered into in November 2015 and expenses relating to financing arrangements from our Open Edge arrangements.
Interest Income
Interest income was $510, $134, and $69 for the years ended December 31, 2022, 2021, and 2020. Interest income includes interest earned on financing lease arrangements, invested cash balances, and marketable securities.
Other Income (Expense)
Other expense was $4,179, $1,106, and $368 for the years ended December 31, 2022, 2021, and 2020. For the year ended December 31, 2022, other income (expense) consisted primarily of foreign currency transaction gains and losses and impairment charges related to a private company investment. For the year ended December 31, 2021, other income (expense) consisted primarily of foreign currency transaction gains and losses, legal settlement, and the gain (loss) on sale of fixed assets. For the year ended December 31, 2020, other income (expense) consisted primarily of foreign currency transaction gains and losses, and the gain (loss) on sale of fixed assets.
Income Tax (Benefit) Expense
2022 Compared to 2021
Income tax (benefit) expense for the year ended December 31, 2022, was a benefit of $21,080, compared to an expense of $1,154 for the comparable 2021 period. Income tax (benefit) expense on net loss before taxes was primarily due to a partial release of our valuation allowance against the deferred tax liabilities and nondeductible transaction costs resulting from the Edgecast Acquisition, offset by us providing for a valuation allowance on deferred tax assets primarily in the US, as well as state and foreign tax expense for the year. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
2021 Compared to 2020
Income tax expense for the year ended December 31, 2021 was $1,154 compared to an expense of $645 for the comparable 2020 period. Income tax expense was different than the statutory income tax rate primarily due to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, share based compensation and recording of state and foreign tax expense for the year. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of December 31, 2022, our cash, cash equivalents, and marketable securities classified as current totaled $74,009. Included in this amount is approximately $26,505 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to stock option exercises, sales of equity investments, and similar events.
Cash used in operations could also be affected by various risks and uncertainties, including, but not limited to, other risks detailed in Part I, Item 1A titled “Risk Factors”. However, we believe that our existing cash, cash equivalents and marketable securities, and available borrowing capacity will be sufficient to meet our anticipated cash needs for at least the next twelve months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.
The major components of changes in cash flows for the years ended December 31, 2022, and 2021 are discussed in the following paragraphs.
Operating Activities
2022 Compared to 2021
    Net cash used in operating activities was $11,672 for the year ended December 31, 2022, compared to net cash provided by in operating activities of $1,086 for the comparable period in 2021, an increase of $12,758. Changes in operating assets and liabilities of $56,061 during the year ended December 31, 2022, compared to $11,619 for the comparable 2021 period were primarily due to:
•accounts receivable increased $4,843 during the year ended December 31, 2022, as a result of trade accounts receivable related to Edgecast customers recognized after June 15, 2022 as well as timing of collections as compared to a $3,021 increase in the comparable 2021 period;
•Prepaid expenses and other current assets increased $6,902 during the year ended December 31, 2022, compared to a decrease of $1,535 in the comparable 2021 period. The increase was primarily due to an increase in prepaid bandwidth and backbone expenses, prepaid expenses and insurance, and VAT receivable;
•accounts payable and other current liabilities increased $58,448 during the year ended December 31, 2022, compared to an increase of $8,742 for the comparable 2021 period primarily due to an increase in accounts payable, accrued cost of services, compensation and benefit costs, accrued restructuring charges, and other accruals;
The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
2021 Compared to 2020
    Net cash provided by operating activities was $1,086 for the year ended December 31, 2021, versus net cash provided by operating activities of $20,352 for 2020, a decrease of $19,266. Changes in operating assets and liabilities of $11,619 during the year ended December 31, 2021, versus $84 in 2020 were primarily due to:
•accounts receivable increased $3,021 during the year ended December 31, 2021, as a result of timing of collections as compared to a $4,370 decrease in the comparable 2020 period;
•prepaid expenses and other current assets decreased $1,535 during the year ended December 31, 2021, compared to an increase of $5,887 in the comparable 2020 period. The decrease was primarily due to a decrease in prepaid bandwidth and backbone expenses, and prepaid expenses and insurance. These decreases were offset by an increase in VAT receivable;
•accounts payable and other current liabilities increased $8,742 during the year ended December 31, 2021, versus a decrease of $1,737 for the comparable 2020 period due to increased accounts payable, accrued compensation and benefits, accrued account payable, accrued legal fees, and our restructuring charge accrual.
Investing Activities
2022 Compared to 2021 Compared to 2020
Net cash provided by investing activities was $12,572 for the year ended December 31, 2022, compared to net cash used in investing activities of $15,097 and $105,070 for the comparable 2021 and 2020 period, respectively. For the year ended December 31, 2022, net cash provided by investing activities was related to cash received from the sale and maturities of marketable securities and cash acquired in the Edgecast Acquisition, partially offset by from purchases of marketable securities and capital expenditures, primarily for servers and network equipment associated with the build-out and expansion of our global computing platform. For the year ended December 31, 2021, net cash used in investing activities was related to the purchase of marketable securities, the Moov acquisition, and capital expenditures, partially offset by cash received from the sale and maturities of marketable securities. For the year ended December 31, 2020, net cash used in investing activities was related to the purchase of marketable securities, and capital expenditures, partially offset by cash received from the sale and maturities of marketable securities.

We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our network. During the year ended December 31, 2022, we made capital expenditures of $35,541, which represented approximately 10% of our total revenue. We currently expect capital expenditures in 2023 to be less than 10% of revenue.
Financing Activities
2022 Compared to 2021 Compared to 2020
Net cash provided by financing activities was $14,251 for the year ended December 31, 2022, compared to net cash provided by financing activities of $9,707 and $112,899 for the comparable 2021 and 2020 periods, respectively. Net cash provided by financing activities in the year ended December 31, 2022, primarily relates to cash received from proceeds from the Open Edge arrangements of $13,479 and from the exercise of stock options of $9,998, partially offset by the repayments of the Open Edge arrangements of $4,956 and the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $4,270.
Net cash provided by financing activities during the year ended December 31, 2021, primarily related to cash received from proceeds from the Open Edge arrangements of $9,385 and the exercise of stock options and our employee stock purchase plan of $6,185, partially offset by the repayments of the Open Edge arrangements of $4,207 and the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,626.
Net cash provided by financing activities in the year ended December 31, 2020, primarily relates to cash received from the issuance of the Notes of $121,600, cash received from the exercise of stock options and our employee stock purchase plan of $10,068, proceeds from the Open Edge arrangements of $3,381, offset by $16,413 premium paid related to our capped call transactions, and the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $4,878, and $859 payment of debt issuance costs.
Convertible Senior Notes and Capped Call Transactions
In July 2020, we issued $125,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2025 (the “Notes”), with an initial conversion rate of 117.2367 shares of our common stock (equal to an initial conversion rate of $8.53 per share), subject to adjustment in some events. The Notes will be senior, unsecured obligations of ours and will be equal in right of payment with our senior, unsecured indebtedness; senior in right of payment to our indebtedness that is expressly subordinated to the Notes; effectively subordinated to our senior, secured indebtedness, including future borrowings, if any, under our amended credit facility with First Citizens Bank (formerly Silicon Valley Bank) (“FCB”), to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Notes are governed by an indenture (the “Indenture”) between us, as the issuer, and U.S. Bank, National Association, as trustee (the “Trustee”). The Indenture does not contain any financial covenants.
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
During the year ended December 31, 2022, the conditions allowing holders of the Notes to convert were not met and therefore the Notes are not yet convertible.
In connection with the offering of the Notes, we also entered into privately negotiated capped call transactions (collectively, the “Capped Calls”). The Capped Calls have an initial strike price of approximately $8.53 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $13.38 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.7 million shares of our common stock and are expected to offset the potential economic dilution to our common stock up to the initial cap price.

As a result of the restatement of our previously issued consolidated financial statements described in the “Explanatory Note” preceding Item 1, we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2022 on a timely basis. For the same reason, we were also unable to file our Quarterly Report on Form 10-Q for the quarter ended
March 31, 2023. Pursuant to the terms of the Indenture, on April 12, 2023, we notified the Trustee that due to our failure to timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2022, a default (as defined in the Indenture) had occurred. Pursuant to the terms of the Indenture, on June 12, 2023, we notified the Trustee that due to our failure to timely file with the SEC our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, a default
(as defined in the Indenture) had occurred.

On April 17, 2023, a holder of the Notes delivered a notice of default to the Trustee and the company notifying us that we were in breach of the Indenture for failing to provide the Trustee our Annual Report on Form 10-K for the year ended December 31, 2022. Under the terms of the Indenture, such default matured into an event of default (the “Reporting Event of Default”) on June 17, 2023.

By notice to the holders of the Notes and the Trustee on June 12, 2023 and in accordance with the Indenture, we elected that the sole remedy for the Reporting Event of Default during the period beginning on June 17, 2023 (the "Reporting Event of Default Date") and ending on the earlier of (x) 365 calendar days after the Reporting Event of Default Date and (y) the date on which we deliver the Annual Report to the Trustee will consist of the accrual of additional interest ("Special Interest") at a rate equal to one quarter of one percent (0.25%) of the principal amount of the outstanding Notes for the first 180 calendar days on which Special Interest accrues and, thereafter, at a rate per annum equal to one half of one percent (0.50%) of the principal amount of the outstanding Notes. The Notes will be subject to acceleration pursuant to the Indenture on account of the Reporting Event of Default if we fail to pay Special Interest when due under the Indenture.
Line of Credit
In November 2015, we entered into the original Loan and Security Agreement (the “Credit Agreement”) with FCB. Since the inception, there have been ten amendments, with the most recent amendment being in June 2023 (the “Tenth Amendment”). Under the Tenth Amendment our borrowing capacity was reduced to the lesser of the commitment amount of $50,000 or 50% of eligible accounts receivable while the maturity date remains at April 2, 2025. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of April 2, 2025.
As of December 31, 2022, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 4% above the then applicable rate. As of December 31, 2022 and 2021, we had no outstanding borrowings.
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
We are required to maintain an Adjusted Quick Ratio of at least 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of December 31, 2022, we were not in compliance with our Adjusted Quick Ratio requirement. On June 27, 2023, we have received a waiver for, among others, our non-compliance.
For a more detailed discussion regarding our Credit Agreement, please refer to Note 11 “Debt - Line of Credit” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Share Repurchases
    On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the years ended December 31, 2022, 2021 and 2020, respectively, we did not repurchase any shares under the repurchase programs. As of December 31, 2022, there remained $21,200 under this share repurchase program.
Contractual Obligations, Contingent Liabilities, and Commercial Commitments
In the normal course of business, we make certain long-term commitments for right-of-use (“ROU”) assets (primarily office facilities), Open Edge partner commitments, and purchase commitments for bandwidth, and computer rack space. These commitments expire on various dates ranging from 2023 to 2030. We expect that the growth of our business will require us to continue to add to long-term commitments in 2023 and beyond. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow.
The following table presents our contractual obligations and commercial commitments, as of December 31, 2022 over the next five years and thereafter. See Item 8 of Part II, “Financial Statements and Supplementary Data - Note 19 - Leases and Commitments” for additional information.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase and Other Commitments
Open Edge partner commitments (1)	$113,697	$35,359	$53,916	$24,422	$—
Bandwidth commitments	38,134	27,550	10,282	302	—
Rack space commitments	23,309	17,537	5,772	—	—
Total purchase and other commitments	175,140	80,446	69,970	24,724	—
Right-of-use assets and other operating leases	15,787	5,158	3,800	2,965	3,864
Open Edge arrangements' financing obligations (1)	22,184	7,358	9,727	5,024	75
Total	$213,111	$92,962	$83,497	$32,713	$3,939
(1) The Open Edge partner commitments typically include a minimum fee commitment that is paid to the partners over the course of the arrangement. The aggregate minimum fee commitment is allocated between cost of services and financing obligations. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 19 “Leases and Commitments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
As of December 31. 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.
New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Standards.”
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. The interest rate on our line of credit is at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum which is 4% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our results of operations, for each $1,000 drawn on the line of credit. As of December 31, 2022, there were no outstanding borrowings against the line of credit. The interest rate on our Notes is 3.50%. In connection with an event of default with respect to certain reporting obligations and our election to pay Special Interest in respect thereof, the Notes shall bear additional interest at a rate per annum of 0.25% of the principal amount for the first 180 days and 0.50% thereafter until the earlier of the date such event of default is cured and 365 days after the initial date of the event of default. An election to pay Special Interest in connection with such an event of default could add up to $471 of interest expense in a 365-day period.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international clients. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the year ended December 31, 2022, the impact would have been approximately $4,600. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
Credit Risk
During any given fiscal period, a relatively small number of clients typically account for a significant percentage of our revenue. For example, in 2022, 2021, and 2020, sales to our top 20 clients accounted for approximately 73%, 75%, and 76%, respectively, of our total revenue. During 2022, we had two clients, Amazon and Verizon, who represented approximately 17% and 12%, respectively, of our total revenue. During 2021 and 2020, we had two clients, Amazon and Sony which represented approximately 32% and 11%, respectively, and 37% and 11%, respectively of our total revenue.
As of December 31, 2022, Amazon, Verizon and Microsoft represented 20%, 13% and 10%, respectively, of our total accounts receivable. As of December 31, 2021, Amazon represented 33% of our total accounts receivable.
In 2023, we anticipate that our top twenty customer concentration levels will remain relatively consistent with 2022. In the past, the clients that comprised our top twenty customers have continually changed, and our large customers may not continue to be as significant going forward as they have been in the past.

Item 8.        Financial Statements and Supplementary Data
EDGIO, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Edgio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Edgio, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 29, 2023 expressed an adverse opinion thereon.
Restatement of 2021 and 2020 Financial Statements
As discussed in Note 3 to the consolidated financial statements, the consolidated financial statements as of and for the years ended December 31, 2021 and 2020 have been restated to correct misstatements.
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

Accounting for “Open Edge” Financing Arrangements

Description of the Matter
As discussed in Note 2 of the consolidated financial statements, the Company enters into equipment purchase arrangements (“Open Edge” financing arrangements) with counterparties whereby the Company delivers equipment to the counterparty in exchange for cash consideration. The equipment sales arrangements are typically contingent on the parties entering into a separate service agreement, which includes a revenue share provision, usually with a minimum commitment component, whereby the Company requires access to a specific amount of capacity of the equipment. The equipment subject to the sale is subsequently leased back for substantially all of the equipment’s economic life, resulting in the classification of the lease as a finance lease and a failed-sale. The Company recognizes proceeds received in exchange for the equipment as a financing liability. Payments to the counterparties are allocated between the pay down of the financing liability, interest and cost of services.
Auditing the Company's accounting for “Open Edge” financing arrangements was challenging and complex due to the number of contractual arrangements, the significant amount of effort required in the identification and evaluation of terms and conditions in these arrangements and the evaluation of the application of the accounting literature.

How We Addressed the Matter in Our Audit
To test the Company’s accounting for “Open Edge” financing arrangements, we performed substantive audit procedures that included, among others, testing the completeness and accuracy of management’s identification and evaluation of terms and conditions within contracts, evaluated whether the Company appropriately accounted for the terms and conditions therein, performed procedures to evaluate whether control of the assets had transferred to the counterparty, performed procedures to assess whether each arrangement represented an operating or financing arrangement, evaluated the allocation of proceeds between the financing liability and cost of services and tested management’s application of the relevant accounting guidance to the arrangements.

Business Combination – Valuation of Acquired Intangible Assets

Description of the Matter
As discussed in Note 4 of the consolidated financial statements, the Company completed the acquisition of Edgecast, Inc. in June 2022 for purchase consideration of approximately $199.8 million. The Company accounted for this transaction as a business combination.
Auditing management’s accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of acquired technology and customer relationship intangible assets of approximately $49 million and $41 million, respectively. Both intangible assets were valued using an income-based approach. The fair value determination of the technology acquired intangible asset required management to make estimates and significant assumptions regarding the future cash flows of the intangible asset, including revenue growth rates, royalty rates, a technological obsolescence curve, economic life, and discount rate. The fair value determination of the customer relationship acquired intangible asset required management to make estimates and significant assumptions regarding the future cash flows of the intangible asset, including revenue growth rates, earnings metrics, attrition, economic life, and discount rate. These significant assumptions were forward-looking and could be affected by future market and economic conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the technology and customer relationship intangible assets, our audit procedures included, among others, assessing the fair value methodology used by the Company and testing the significant assumptions and the underlying data used by the Company in its analyses. We involved firm valuation specialists to assist us in our evaluation of the Company’s valuation models, related assumptions and outputs of the valuation models. We evaluated the methodology used by the Company and significant assumptions included in the fair value estimates.

Accounting for Revenue Recognition

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company generates revenues from the sales of its suite of content and delivery services. The Company’s revenue recognition process for its content and delivery services involves several applications and data sources needed for the initiation, processing, and recording of transactions from certain of the Company’s revenue sources, as well as the calculation of revenue in accordance with the Company’s accounting policy.
Auditing the Company's accounting for content and delivery revenue from contracts with customers was challenging and complex primarily due to the multiple applications and data sources associated with the revenue recognition process.

How We Addressed the Matter in Our Audit
To test the Company’s accounting for content and delivery revenue from contracts with customers, we performed substantive audit procedures that included, among others, testing the completeness and accuracy of the underlying data within the Company’s revenue systems, performing data analytics to test recorded revenue, examination of executed customer contracts for a sample of revenue transactions, tracing a sample of revenue transactions to supporting documentation, and testing a sample of cash to billings reconciliations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.
Phoenix, Arizona
June 29, 2023

Edgio, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2022	December 31, 2021
		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$55,275	$41,918
Marketable securities	18,734	37,367
Accounts receivable, net (1)	84,627	33,528
Income taxes receivable	105	61
Prepaid expenses and other current assets (1)	36,374	17,810
Total current assets	195,115	130,684
Property and equipment, net	73,467	40,511
Operating lease right of use assets	5,290	6,338
Deferred income taxes	2,338	1,893
Goodwill	169,156	114,511
Intangible assets, net	91,661	14,613
Other assets (1)	5,353	5,525
Total assets	$542,380	$314,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (1)	$52,776	$10,624
Deferred revenue	9,286	4,034
Operating lease liability obligations	4,557	1,861
Income taxes payable	3,133	873
Financing obligations	6,346	4,648
Other current liabilities (1)	76,160	19,511
Total current liabilities	152,258	41,551
Convertible senior notes, net	122,631	121,782
Operating lease liability obligations, less current portion	9,181	9,616
Deferred income taxes	596	308
Deferred revenue, less current portion	2,949	116
Financing obligations, less current portion	13,784	7,851
Other long-term liabilities	1,658	777
Total liabilities	303,057	182,001
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 222,232 and 134,337 shares issued and outstanding as of December 31, 2022 and 2021, respectively	222	134
Common stock contingent consideration	16,300	—
Additional paid-in capital	807,507	576,807
Accumulated other comprehensive loss	(11,665)	(8,345)
Accumulated deficit	(573,041)	(436,522)
Total stockholders’ equity	239,323	132,074
Total liabilities and stockholders’ equity	$542,380	$314,075
___________
(1)    The December 31, 2022 balances include amounts due to/from related parties. See Notes 7, 10, and 18 for further details.

The accompanying notes are an integral part of the consolidated financial statements.

Edgio, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
		As Restated	As Restated
Revenue (1)	$338,598	$201,115	$223,990
Cost of revenue:
Cost of services (1)(2)	202,887	122,687	121,926
Depreciation — network	28,171	24,106	21,787
Total cost of revenue	231,058	146,793	143,713
Gross profit	107,540	54,322	80,277
Operating expenses:
General and administrative (1)	88,150	40,091	31,284
Sales and marketing (1)	48,803	29,960	42,945
Research and development (1)	83,652	21,669	21,680
Depreciation and amortization	14,741	2,794	1,591
Restructuring charges	20,030	13,425	—
Total operating expenses	255,376	107,939	97,500
Operating loss	(147,836)	(53,617)	(17,223)
Other income (expense):
Interest expense	(6,094)	(5,423)	(3,960)
Interest income	510	134	69
Other, net	(4,179)	(1,106)	(368)
Total other expense	(9,763)	(6,395)	(4,259)
Loss before income taxes	(157,599)	(60,012)	(21,482)
Income tax (benefit) expense	(21,080)	1,154	645
Net loss	$(136,519)	$(61,166)	$(22,127)
Net loss per share:
Basic	$(0.75)	$(0.48)	$(0.18)
Diluted	$(0.75)	$(0.48)	$(0.18)
Weighted-average shares used in per share calculation:
Basic	182,381	127,789	121,196
Diluted	182,381	127,789	121,196
____________
(1)The year ended December 31, 2022, includes revenue and costs from related parties. See Note 18 for further details.
(2)    Cost of services excludes amortization related to intangible assets, including technology, customer relationships, and trade names, which are included in depreciation and amortization in operating expenses.
The accompanying notes are an integral part of the consolidated financial statements.

Edgio, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2022	2021	2020
		As Restated	As Restated
Net loss	$(136,519)	$(61,166)	$(22,127)
Other comprehensive (loss) gain, net of tax:
Unrealized gain (loss) on investments	24	2	(51)
Foreign currency translation (loss) gain	(3,344)	(836)	1,750
Other comprehensive (loss) gain, net of tax	(3,320)	(834)	1,699
Comprehensive loss	$(139,839)	$(62,000)	$(20,428)
The accompanying notes are an integral part of the consolidated financial statements.

Edgio, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2019 (As Restated)	118,368	$118	$—	$530,285	$(9,210)	$(354,906)	$166,287
Net loss (As Restated)	—	—	—	—	—	(22,127)	(22,127)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(51)	—	(51)
Foreign currency translation adjustment, net of taxes	—	—	—	—	1,750	—	1,750
Exercise of common stock options	2,870	3	—	8,121	—	—	8,124
Vesting of restricted stock units	2,817	3	—	4	—	—	7
Restricted stock units surrendered in lieu of withholding taxes	(957)	(1)	—	(4,877)	—	—	(4,878)
Issuance of common stock under employee stock purchase plan	555	1	—	1,936	—	—	1,937
Share-based compensation	—	—	—	15,723	—	—	15,723
Equity component of convertible senior notes, net	—	—	—	21,733	—	—	21,733
Purchase of capped calls related to issuance of convertible senior notes	—	—	—	(16,413)	—	—	(16,413)
Balance as of December 31, 2020 (As Restated)	123,653	124	—	556,512	(7,511)	(377,033)	172,092
Cumulative effect of adoption of new accounting pronouncement	—	—	—	(21,733)	—	1,677	(20,056)
Net loss (As Restated)	—	—	—	—	—	(61,166)	(61,166)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	—	2	—	2
Foreign currency translation adjustment, net of taxes	—	—	—	—	(836)	—	(836)
Exercise of common stock options	1,936	2	—	4,547	—	—	4,549
Vesting of restricted stock units	1,758	2	—	(2)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(524)	(1)	—	(1,626)	—	—	(1,627)
Issuance of common stock under employee stock purchase plan	636	—	—	1,638	—	—	1,638
Share-based compensation	—	—	—	19,045	—	—	19,045
Issuance of common stock for business acquisition	6,878	7	—	18,426	—	—	18,433
Balance as of December 31, 2021 (As Restated)	134,337	134	—	576,807	(8,345)	(436,522)	132,074
Net loss	—	—	—	—	—	(136,519)	(136,519)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	—	24	—	24
Foreign currency translation adjustment, net of taxes	—	—	—	—	(3,344)	—	(3,344)
Exercise of common stock options	3,535	4	—	8,638	—	—	8,642
Vesting of restricted stock units	4,735	5	—	(5)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(1,674)	(2)	—	(4,268)	—	—	(4,270)

	Common Stock		Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Issuance of common stock under employee stock purchase plan	829	1	—	1,355	—	—	1,356
Share-based compensation	688	—	—	24,301	—	—	24,301
Capital contributions (1)	—	—	—	7,755	—	—	7,755
Issuance of common stock for business acquisition	75,890	76	—	183,509	—	—	183,585
Common stock contingent consideration related to business acquisition	—	—	16,300	—	—	—	16,300
Issuance of common stock for employee compensation arrangements	3,892	4	—	9,415	—	—	9,419
Balance as of December 31, 2022	222,232	$222	$16,300	$807,507	$(11,665)	$(573,041)	$239,323
____________
(1)Includes costs reimbursed by related parties. See Note 18 for further details.
The accompanying notes are an integral part of the consolidated financial statements.

Edgio, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2022	2021	2020
		As Restated	As Restated
Operating activities
Net loss	$(136,519)	$(61,166)	$(22,127)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,912	26,900	23,378
Share-based compensation	30,593	20,480	15,717
Foreign currency remeasurement loss	3,003	142	214
Deferred income taxes	(22,137)	(414)	(94)
Gain (loss) on sale of property and equipment	433	(247)	6
Accounts receivable charges	2,413	1,082	801
Amortization of premium on marketable securities	439	1,879	606
Realized loss on marketable securities	—	—	(3)
Noncash interest expense	849	811	1,938
Impairment of investment	1,275	—	—
Noncash capital contributions from parent	5,484	—	—
Noncash restructuring charges	3,522	—	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(4,843)	(3,021)	4,370
Prepaid expenses and other current assets	(6,902)	1,535	(5,887)
Income taxes receivable	75	(47)	19
Other assets	2,036	3,961	2,762
Accounts payable and other current liabilities	58,448	8,742	(1,737)
Deferred revenue	4,281	(496)	151
Income taxes payable	2,084	645	71
Other long term liabilities	882	300	167
Net cash (used in) provided by operating activities	(11,672)	1,086	20,352
Investing activities
Purchases of marketable securities	(36,948)	(62,076)	(88,754)
Sale and maturities of marketable securities	55,166	99,760	11,172
Purchases of property and equipment	(35,541)	(22,060)	(27,490)
Proceeds from sale of property and equipment	69	247	2
Cash acquired in (used for) acquisition of business	29,826	(30,968)	—
Net cash provided by (used in) investing activities	12,572	(15,097)	(105,070)
Financing activities
Proceeds from issuance of debt, net	—	—	121,600
Purchase of capped calls	—	—	(16,413)
Payment of debt issuance costs	—	(30)	(859)
Proceeds from financing obligations	13,479	9,385	3,381
Repayment of financing obligations	(4,956)	(4,207)	—
Payment of employee tax withholdings related to restricted stock vesting	(4,270)	(1,626)	(4,878)
Proceeds from employee stock plans	9,998	6,185	10,068
Net cash provided by financing activities	14,251	9,707	112,899
Effect of exchange rate changes on cash and cash equivalents	(1,794)	(573)	279
Net increase (decrease) in cash and cash equivalents	13,357	(4,877)	28,460
Cash and cash equivalents, beginning of year	41,918	46,795	18,335
Cash and cash equivalents, end of year	$55,275	$41,918	$46,795
Supplement disclosure of cash flow information
Cash paid during the year for interest	$4,928	$4,638	$108
Cash paid during the year for income taxes, net of refunds	$1,132	$928	$626
Common stock issued in connection with acquisition of business	$183,585	$18,433	$—
Common stock contingent consideration related to business combination	$16,300	$—	$—
Common stock issued for employee compensation arrangements	$9,419	$—	$—
Property and equipment included in accounts payable and other current liabilities	$3,179	$1,020	$1,732
Noncash additions to financing receivables	$12,589	$13,325	$3,381
Noncash additions to short-term financing liabilities	$3,043	$4,687	$2,696
Noncash additions to long-term financing liabilities	$9,546	$8,638	$685
The accompanying notes are an integral part of the consolidated financial statements.

Edgio, Inc.
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except per share amounts and where specifically noted)
1. Nature of Business
Edgio, Inc., (“Edgio”) is a globally-scaled, edge-enabled solutions provider for fast, secure, and frictionless digital experiences. Our solutions include customer-focused edge platforms running on top of our Global Network, Media and Applications Platforms. The media platform enables companies to stream large files (video, software downloads, live events) across the globe in a fast and secure way. The Edgio applications platform enables our clients to build, secure, and accelerate their web-based applications.
We were incorporated in Delaware in 2003, and have operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. We began international operations in 2004. On June 15, 2022, we changed our corporate name from Limelight Networks, Inc. to Edgio, Inc.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include accounts of Edgio and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In addition, certain other reclassifications have been made to prior period amounts to conform to the current period presentation.
In connection with the preparation of the 2022 annual consolidated financial statements, the company identified errors in its previously issued financial statements.
In accordance with SEC Staff Accounting Bulletin (“SAB”) No.99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the company’s evaluation of both quantitative and qualitative factors, the company concluded the errors were material to the company’s previously issued consolidated financial statements. Accordingly, the company has restated its previously issued consolidated financial statements as shown in Note 3, Restatement of Previously Issued Consolidated Financial Statements. All relevant footnotes have also been adjusted to reflect the impact of the revisions.
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this Annual Report on Form 10-K are not necessarily indicative of the results that may be expected for the year ended December 31, 2022, or for any future periods.
Foreign Currency Translation
The functional currency of our international subsidiaries is the local currency. We translate assets and liabilities of foreign subsidiaries, whose functional currency is their local currency, at exchange rates in effect at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates. We include accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive loss.
Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the years ended December 31, 2022, 2021, and 2020, we recorded foreign currency translation gains (losses) of $(3,344), $(836), and $1,750, respectively, in our statements of comprehensive loss.
Our entities occasionally transact in currencies other than their functional currencies. Assets denominated in foreign currencies other than that of the functional currency of the entity are remeasured at period-end exchange rates. Foreign currency-based revenue and expense transactions are measured at transaction date exchange rates. During the years ended December 31, 2022, 2021, and 2020, we recorded a foreign currency re-measurement losses of approximately $(3,003), $(953), and $(368), respectively, in other income (expense), net in the consolidated statements of operations.

Recent Accounting Standards
Adopted Accounting Standards
None
Recently Issued Accounting Standards applicable to Edgio, Inc.
None
Significant Accounting Policies
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
For our business combinations, we allocate the purchase consideration of the acquisition, which includes the estimated acquisition date fair value of contingent consideration (if applicable), to the tangible assets, liabilities and identifiable intangible assets acquired based on each of the estimated fair values at the acquisition date. Contingent consideration is classified as a liability when the obligation requires settlement in cash or other assets and is classified as equity when the obligation requires settlement in our own equity instruments. The excess of the purchase consideration over the fair values is recorded as goodwill. Determining the fair value of such items requires judgment, including estimating future cash flows or the cost to recreate an acquired asset.
Acquisition-related expenses are expensed as incurred, except for those costs incurred to issue debt or equity securities (if applicable), and are included in general and administrative expense in our consolidated statements of operations. During and up to the one-year period beginning with the acquisition date, we may record certain purchase accounting adjustments related to the fair value of assets acquired and liabilities assumed against goodwill. After the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to our consolidated statements of operations. The fair value of contingent consideration liabilities are remeasured each reporting period after the acquisition date and the changes in the estimated fair value, if any, are recorded within operating expenses in our consolidated statements of operations for such period. In accounting for income taxes in a business combination, changes in the deferred tax asset valuations allowance and income tax uncertainties after the acquisition date will be recognized through income tax expense in our consolidated statements of operations each reporting period.
The results of operations of the acquired business are included in our consolidated statements of operations since the date of acquisition.
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
Investments in Marketable Securities
We hold investments in marketable securities, consisting primarily of municipal bonds, investment grade corporate debt securities, and certificates of deposit. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. We have classified marketable investments with stated maturities of three months or less from the date of purchase as cash equivalents and those with stated maturities greater than three months from the date of purchase as marketable securities. We have classified our marketable securities, which are all debt securities, as available-for-sale and as current, as our marketable securities are available to fund current operations. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in other income (expense) on our consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. There were no credit losses on our marketable securities portfolio for the year ended December 31, 2022. We determine realized gains or losses on sale of marketable securities on a specific identification method and record such gains or losses as interest and other income (expense), net.
Fair Value Measurements
The carrying amounts of cash and cash equivalents approximate fair value due to the nature and short maturity of those instruments. The respective fair values of marketable securities are determined based on quoted market prices or other readily available market information, which approximate fair values. The carrying amounts of accounts receivable, accounts payable, and accrued liabilities reported on the consolidated balance sheets approximate their respective fair values due to the immediate or short-term maturity.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. We record reserves against our accounts receivable balance for estimated service credits and doubtful accounts.
The allowance for credit losses, represents an estimate of expected losses of our receivables considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of our ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses for our trade receivables. For trade receivables, we generally apply a reserve percentage to the specific age of the receivable to estimate the allowance for doubtful accounts. The reserve percentages are determined based on our historical write-off experience. Determination of the proper amount of allowance requires management to exercise judgment about the timing, frequency and severity of potential credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowance takes into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current economic conditions, estimates for supportable forecasts, when appropriate, and credit risk characteristics.
Our reserve for service credits relates to credits that are expected to be issued to clients during the ordinary course of business. These credits typically relate to client disputes and billing adjustments and are estimated at the time the revenue is recognized and recorded as a reduction of revenues. Estimates for service credits are generally based on an analysis of credits issued in previous periods. The allowance for credit losses are included as a component of general and administrative expenses in our consolidated statements of operations.
We evaluate the credit risk of the client when extending credit based on a combination of various financial and qualitative factors that may affect our clients’ ability to pay. These factors may include the client’s financial condition, past payment experience, and credit bureau information.
Open Edge Arrangements
We enter into Open Edge arrangements with our partners, typically Internet service providers (“ISPs”), where we deliver point-of-presence (“PoP”) equipment to our partner in exchange for cash consideration. The equipment purchase arrangements are usually contingent on the parties concurrently entering into a separate services agreement, which includes a revenue share provision that we pay to our partners a percentage of the revenue earned, by us from our clients, for content delivered through the PoP equipment in exchange for co-location and network services ("ISP services"). The arrangements typically also include a minimum fee commitment where we promise to pay a minimum fee, over a specified term, to our partner regardless of the revenue share received by the partners through the PoP equipment. As we continue to use the transferred equipment to satisfy our performance obligations to our clients and because we obtain substantially all of the economic output of the equipment we concluded the arrangement to be an embedded leaseback. The leaseback is classified as a finance lease because the lease term comprises the majority or all of the remaining estimated economic life of the equipment, which precludes the recognition of the sale as revenue under ASC Topic 842, Leases. Therefore, these arrangements are classified as failed-sale leasebacks and are accounted for as financing arrangements.
Given the accounting as a financing arrangement, we maintain the transferred equipment as property and equipment, net on our consolidated balance sheet. The equipment provided to our partners in Open Edge arrangements can be new or used (existing equipment previously deployed within our network). For used equipment that was already placed in-service, we continue depreciating the equipment based on its original in-service date. Shipping costs incurred by us for delivering used equipment are expensed as incurred. For new equipment that has not been placed in-service, depreciation will begin once the equipment is placed in service at the partner's PoP. Shipping costs related to new equipment sold are capitalized as part of the property and equipment.
The proceeds received for equipment under the Open Edge arrangements are recognized as a financing liability. We recognize the financing liability at the earlier of cash receipt, PoP equipment in service date, or revenue share minimum commitment start date. If the financing liability is recognized prior to the receipt of cash, a financing receivable is also recognized as we have the right to the financing proceeds. Financing receivables are included within prepaid expenses and other current assets on our consolidated balance sheets. Revenue share payments, including the minimum commitment payments, begin at the earlier of PoP equipment in service date or the contractually stated date. Minimum commitment payments are allocated to the financing liability, interest expense, and the recognition of the cost of services for ISP services, including space, power, co-location, and local network bandwidth. In cases where the minimum commitment payments commence prior to PoP equipment in service date, we capitalize the portion of the minimum commitment for ISP services into prepaid expenses and other current assets until the PoP equipment in service date, upon which we amortize the prepaid ISP services to cost of services, using a straight-line method, over the remaining minimum commitment term.
We review our financing receivables by aging category to identify significant balances with known disputes or collection issues. In determining the allowance, we make judgments about the credit worthiness of a majority of our partners based on ongoing credit evaluations. We also consider our historical level of credit losses as well as current economic trends that might impact the level of future credit losses. As of December 31, 2022, there were no credit loss reserves for potentially uncollectible financing receivables as we expect to collect all of our financing receivables in full.
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
In the first quarter of 2023, we completed an assessment of the useful lives of our network equipment. Due to advances in technology and improvements in how we operate our network equipment, we expect we will increase the estimated useful lives of network equipment from 3 years to 5 years. This change in accounting estimate will be effective beginning January 1, 2023.
Goodwill
Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired company. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate goodwill might be impaired. We have concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit. The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average control premiums of transactions involving companies comparable to us. As of our annual impairment testing date, October 31, 2022 and repeated on December 31, 2022, management determined that goodwill was not impaired. We noted that the estimated fair value of our reporting unit, using an estimated control premium of 30%, on October 31, 2022 and December 31, 2022, exceeded carrying value by approximately $508,485 or 192% and $86,401 or 36%, respectively. Adverse changes to certain key assumptions as described above could result in a future charge to earnings.
During 2023, management identified a goodwill impairment indicator related to a decline in the company's stock price. Management will continue to monitor the relevant goodwill impairment indicators to determine whether a goodwill impairment charge to earnings is appropriate, and such impairment charge, if any, could be material.
Finite Intangible Assets
Finite-lived intangible assets are amortized over the following estimated useful lives:

Trade name	3 years
Client relationships	5-7 years
Technology	4-5 years
Our finite-lived intangible assets are amortized on a straight-line basis which is materially consistent with the underlying cash flows of the assets. We annually evaluate the estimated remaining useful lives of our intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Our analysis did not identify any indicators of impairment during any of the periods presented.
Long-Lived Assets
We review our long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. We recognize an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset group(s) are expected to generate is less than the carrying amount of the long-lived asset group(s) being evaluated. We treat any write-downs as permanent reductions in the carrying amounts of the assets. For the year ended December 31, 2022, we concluded that there were no indicators of impairment other than related to a right of use asset acquired in the Edgecast Acquisition in 2022. Additionally, some furniture and fixtures related to this acquired operating lease asset were written down as a permanent reduction in their carrying value. For the year ended December 31, 2021, certain operating lease assets and related tenant improvements were concluded to be impaired as a result of our decision to close certain facilities. Refer to Note 12 for more details.
Impairment of Private Company Investments

The company holds an investment in privately held equity securities in which the company does not have a controlling interest. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment events. The company assesses its privately held and equity securities at least quarterly for impairment. The company’s impairment analysis during 2022 concluded its investment was considered impaired and accordingly the company recognized an impairment charge of $1,275 through other expense on the consolidated statement of operations and established a new carrying value for the investment of zero.
Convertible Senior Notes
In July 2020, we issued $125,000 aggregate principal amount of 3.50% convertible senior notes. Following the adoption of the Financial Accounting Standards Board (FASB) published Accounting Standards Update 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”), we recombined the separate liability and equity instruments into a single instrument that is classified as a liability for convertible debt or equity for equity-classified preferred stock. As a result, our total remaining interest expense over the contractual terms of our convertible debt will be less than under the previous accounting standards since we will account for more instruments as traditional debt. Transaction costs attributable to the original equity component are now being amortized to interest expense over the remaining term of the convertible senior notes.
Restructuring Charges
We account for restructuring costs under ASC 420, Exit or Disposal Obligations. Restructuring costs are recognized when the liability is incurred. A restructuring liability related to employee terminations is recorded when a one-time benefit arrangement is communicated to an employee who is involuntarily terminated as part of a reorganization and the amount of the termination benefit is known, provided that the employee is not required to render future services in order to receive the termination benefit in excess of statutory requirements. If fixed assets, or other assets are to be disposed of as a result of our restructuring efforts, the assets are written off when we commit to dispose of them, and they are no longer in use. If applicable, depreciation is accelerated on fixed assets for the period of time the asset continues to be used until the asset ceases to be used. In the fourth quarter of 2022, an operating lease asset acquired during the Edgecast Acquisition, was determined to be impaired. Additionally, some furniture and fixtures related to this acquired operating lease asset were written down as a permanent reduction in their carrying value. During 2021 we moved to a home and office hybrid work model. As part of our restructuring plans we evaluated our real estate footprint, and in certain cases we had subleased office facilities, including what previously was our corporate headquarters in Scottsdale, Arizona. In these cases we evaluate the right of use asset for potential impairment and concluded the certain operating lease assets to be impaired as a result of our decision to close certain facilities. These impairment and related charges were recorded in restructuring charges within our statement of operations for the year ended December 31, 2022 and 2021, respectively. Other restructuring costs are generally recorded as the cost is incurred or the service is provided.
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
Share-Based Compensation
We account for our share-based compensation awards using the fair-value method. We have granted stock options, restricted stock units (“RSUs”) that vest solely upon the continued service of the recipient as well as performance-based awards (“Performance RSUs”) with vesting based on our achievement of specified financial targets. The grant date fair value for stock options was determined using the Black-Scholes-Merton pricing model. RSUs and Performance RSUs are measured based on the fair market value of the underlying common stock on their respective accounting grant dates. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company. The expected term is based on our historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. We have never paid cash dividends and do not currently intend to pay cash dividends, and therefore, we have assumed a 0% dividend yield.
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
Leases
We determine if an arrangement is or contains a lease at inception. Operating leases are included in ROU assets, and lease liability obligations are included in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liability obligations represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we estimated our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have determined that our real estate leases with terms in excess of one year and which do not include an option to purchase the underlying asset, do meet the leasing criteria.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
Our contractual arrangements with customers generally specify monthly billing terms, and we apply the variable consideration allocation exception and record revenue based on actual usage during the month. Certain contracts contain minimum commitments over the contractual term; however, we generally have concluded that these commitments are not substantive. Accordingly, the consideration for these contracts is substantially considered variable and is recognized based on actual usage as we apply the variable consideration allocation exception to these contracts. These customers have entered into contracts with contract terms generally from one to ten years.

As of December 31, 2022, we have approximately $78,329 of remaining unsatisfied performance obligations for contracts with terms over one year. Of the remaining unsatisfied performance obligations we expect to recognize 44% in 2023, 25% in 2024, 12% in 2025, 6% in 2026, and the remainder in 2027 and thereafter.
From time to time, we enter into arrangements in which we receive payments from customers based upon contractual billing schedules. We record accounts receivables when the right to consideration becomes unconditional. Contract liabilities primarily reflect deferred revenue from advance payments we have received from customers. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. Revenue recognized in the year ended December 31, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $3,392. Revenue recognized in the year ended December 31, 2021 from amounts included in deferred revenue at the beginning of the period was insignificant.
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
At the inception of a client contract for service, we make an assessment as to that client’s ability to pay for the services provided. If we subsequently determine that collection from the client is not probable, we record an allowance for credit losses for that client’s unpaid invoices and cease recognizing revenue for continued services provided until collection is determined to be probable. Our standard payment terms vary by the type and location of our client but do not contain a financing component.
Certain of our revenue arrangements include multiple promises to our clients. Revenue arrangements with multiple promises are accounted for as separate performance obligations if each promise is distinct. Such arrangements may include a combination of some or all of the following: content delivery services, video content management and streaming services, performance services for website and web application acceleration and security, professional services, cloud storage, and edge computing services.
Judgment may be required in determining whether products or services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized over the period in which the performance obligations are satisfied, which is generally monthly pursuant to the variable consideration allocation exception. We have determined that generally most of our products and services do not constitute an individual service offering to our clients, as our promise to the client is to provide a complete edge services platform, and therefore have concluded that such arrangements represent a single performance obligation.

When applicable, consideration is allocated to the performance obligations using the relative standalone selling price method. Generally, arrangements with multiple performance obligations are provided over the contract period, and therefore, revenue is recognized over the same period for all performance obligations.
We determine standalone selling price by evaluating the overall pricing objectives and market conditions. Consideration included our discounting practices, the size and volume of our transactions, the area where services are sold, price lists, historical sales, and contract prices.
Cost of Revenue
Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to ISP networks and fees paid to data center operators for housing network equipment in third party network data centers, also known as co-location costs. Cost of revenues also includes fees paid to Open Edge arrangement counterparties in excess of the financing liabilities and related interest, leased warehouse space and utilities, depreciation of network equipment used to deliver our content delivery services, payroll and related costs, and share-based compensation for our network operations and professional services personnel.
We enter into contracts for bandwidth with third party network providers with terms typically ranging from several months to three years, or five years for most Open Edge arrangements. These contracts generally commit us to pay minimum monthly fees plus additional fees for bandwidth usage above contracted minimums. A portion of the global computing platform traffic delivery is completed through direct connection to ISP networks, called peering.

Research and Development
Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing, operation, and enhancement of our services, and network. Costs incurred in the development of our services are expensed as incurred.
Advertising Costs
Costs associated with advertising are expensed as incurred. Advertising expenses, which are comprised of Internet, trade show, and publications advertising, were approximately $3,600, $1,555, and $2,228 for the years ended December 31, 2022, 2021, and 2020, respectively.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance on a jurisdiction-by-jurisdiction basis. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. During the year ended December 31, 2022, we recorded a partial release of valuation allowances resulting from deferred tax liabilities created primarily by the acquired intangibles related to the Edgecast Acquisition. Refer to Note 21 for additional information.
We recognize uncertain income tax positions in our consolidated financial statements when it is more-likely-than-not the position will be sustained upon examination.
3. Restatement of Previously Issued Consolidated Financial Statements
As previously disclosed in the Current Report on Form 8-K filed by the company with the Securities and Exchange Commission on March 13, 2023, certain of the company’s previously filed interim unaudited and annual audited consolidated financial statements should no longer be relied upon and a restatement is required for these previously issued consolidated financial statements. We have restated herein our consolidated financial statements as of and for the years ended December 31, 2021 and 2020. In addition, we have restated our unaudited quarterly financial data for the first three quarters of the year ended December 31, 2022 and for each quarter of the year ended December 31, 2021 as presented in Note 24, Restatement of Unaudited Quarterly Results. We have also restated related amounts within the accompanying footnotes to the consolidated financial statements to conform to the corrected amounts in the consolidated financial statements.
Restatement Background
The company determined that the Open Edge arrangements should have been accounted for as financing arrangements (as failed sale leasebacks), in which (1) the up-front payments received from partners are recognized as a financing liability on the balance sheet, with the related equipment remaining in fixed assets and depreciated over their remaining estimated useful lives, and (2) the minimum fee commitment payments made by Edgio to the partners are allocated between principal payments on the financing liability, interest expense, and cost of services related to co-location and local bandwidth services. Refer to Note 2, Summary of Significant Accounting Policies for additional details on the Open Edge arrangements.
In addition to the impact of the Open Edge arrangements, our unaudited selected quarterly financial data for the quarters ended June 30, and September 30, 2022, as previously reported, have been restated to account for errors relating to the accounting treatment for certain transitional services provided by College Parent, L.P., a Delaware limited partnership (“College Parent”) to Edgio at no charge. The transitional services provided at no charge are accounted for as capital contributions in our consolidated statements of stockholders' equity due to College Parent’s ownership interest in Edgio. The estimated fair value of the services provided are expensed as incurred.

In addition to the above, there were certain other immaterial errors identified which are also being corrected in connection with the restatement of previously issued consolidated annual and interim financial statements. These errors are quantitatively immaterial in the aggregate for our previously issued annual and interim financial information.
Description of Restatement Reconciliation Tables
In the following tables, we have presented a reconciliation of our consolidated balance sheets from our prior periods as previously reported to the restated amounts as of December 31, 2021 and 2020, as well as our consolidated statements of operations and consolidated statements of cash flows from our prior periods as previously reported to the restated amounts for the years ended December 31, 2021 and 2020. The consolidated statements of comprehensive loss and consolidated statements of stockholders' equity for the years ended December 31, 2021 and 2020 have been restated for the correction to net loss. As of December 31, 2019, accumulated deficit and accumulated stockholders' equity in the consolidated statements of stockholders' equity were restated to reflect immaterial errors in Open Edge arrangements arising in periods commencing prior to 2020.

Edgio, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)

	December 31, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$41,918	$—		$41,918
Marketable securities	37,367	—		37,367
Accounts receivable, net	42,217	(8,689)	1	33,528
Income taxes receivable	61	—		61
Prepaid expenses and other current assets	13,036	4,774	1	17,810
Total current assets	134,599	(3,915)		130,684
Property and equipment, net	33,622	6,889	2	40,511
Operating lease right of use assets	6,338	—		6,338
Deferred income taxes	1,893	—		1,893
Goodwill	114,511	—		114,511
Intangible assets, net	14,613	—		14,613
Other assets	5,525	—		5,525
Total assets	$311,101	$2,974		$314,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,631	$(1,007)	3	$10,624
Deferred revenue	3,266	768	4	4,034
Operating lease liability obligations	1,861	—		1,861
Income taxes payable	873	—		873
Financing obligations	—	4,648	5	4,648
Other current liabilities	19,292	219	3	19,511
Total current liabilities	36,923	4,628		41,551
Convertible senior notes, net	121,782	—		121,782
Operating lease liability obligations, less current portion	9,616	—		9,616
Deferred income taxes	308	—		308
Deferred revenue, less current portion	116	—		116
Financing obligations, less current portion	—	7,851	5	7,851
Other long-term liabilities	777	—		777
Total liabilities	169,522	12,479		182,001
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—		—
Common stock, $0.001 par value; 300,000 shares authorized; 134,337 shares issued and outstanding as of December 31, 2021	134	—		134
Common stock contingent consideration	—	—		—
Additional paid-in capital	576,807	—		576,807
Accumulated other comprehensive loss	(8,345)	—		(8,345)
Accumulated deficit	(427,017)	(9,505)	6	(436,522)
Total stockholders’ equity	141,579	(9,505)		132,074
Total liabilities and stockholders’ equity	$311,101	$2,974		$314,075

1 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to the reclassification, the recognition of the financing receivables typically falls in later periods than the previously recognized trade receivables.
2 Results from errors related to Open Edge arrangements, whereby previously reported cost of services are now included within property and equipment, net as control of the equipment has not transferred to the partner.

3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as accrued cost of services within accounts payable, are now allocated to the financing obligation and interest payable on financing obligations within other current liabilities.
4 The correction of other immaterial errors affecting deferred revenue and revenue in the consolidated statement of operations.
5 Results from errors related to Open Edge arrangements, whereby equipment sales previously recognized as revenue are now recognized as financing obligations.
6 Cumulative and current period impacts of corrections of errors to the consolidated statement of operations.

Edgio, Inc.
Consolidated Balance Sheet
(In thousands, except per share data

	December 31, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$46,795	$—		$46,795
Marketable securities	76,928	—		76,928
Accounts receivable, net	31,675	(2,601)	1	29,074
Income taxes receivable	68	—		68
Prepaid expenses and other current assets	15,588	401	1	15,989
Total current assets	171,054	(2,200)		168,854
Property and equipment, net	46,418	2,670	2	49,088
Operating lease right of use assets	10,150	—		10,150
Deferred income taxes	1,530	—		1,530
Goodwill	77,753	—		77,753
Other assets	7,273	—		7,273
Total assets	$314,178	$470		$314,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,587	$(217)	3	$4,370
Deferred revenue	933	385	4	1,318
Operating lease liability obligations	2,465	—		2,465
Income taxes payable	253	—		253
Financing obligations	—	3,381	5	3,381
Other current liabilities	17,560	21	3	17,581
Total current liabilities	25,798	3,570		29,368
Convertible senior notes, net	100,945	—		100,945
Operating lease liability obligations, less current portion	11,265	—		11,265
Deferred income taxes	279	—		279
Deferred revenue, less current portion	220	—		220
Other long-term liabilities	479	—		479
Total liabilities	138,986	3,570		142,556
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—		—
Common stock, $0.001 par value; 300,000 shares authorized; 123,653 shares issued and outstanding as of December 31, 2021	124	—		124
Common stock contingent consideration	—	—		—
Additional paid-in capital	556,512	—		556,512
Accumulated other comprehensive loss	(7,511)	—		(7,511)
Accumulated deficit	(373,933)	(3,100)	6	(377,033)
Total stockholders’ equity	175,192	(3,100)		172,092
Total liabilities and stockholders’ equity	$314,178	$470		$314,648

1 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to the reclassification, the recognition of the financing receivables typically falls in later periods than the previously recognized trade receivables.
2 Results from errors related to Open Edge arrangements, whereby previously reported cost of services are now included within property and equipment, net as control of the equipment has not transferred to the partner.
3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as accrued cost of services within accounts payable, are now allocated to the financing obligation and interest payable on financing obligations within other current liabilities.
4 The correction of other immaterial errors affecting deferred revenue and revenue in the consolidated statement of operations.
5 Results from errors related to Open Edge arrangements, whereby equipment sales previously recognized as revenue are now recognized as financing obligations.
6 Cumulative and current period impacts of corrections of errors to the consolidated statement of operations.

Edgio, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)

	For the year ended December 31, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$217,630	$(16,515)	1	$201,115
Cost of revenue:
Cost of services	134,773	(12,086)	2	122,687
Depreciation — network	22,508	1,598	3	24,106
Total cost of revenue	157,281	(10,488)		146,793
Gross profit	60,349	(6,027)		54,322
Operating expenses:
General and administrative	40,091	—		40,091
Sales and marketing	29,760	200	4	29,960
Research and development	21,669	—		21,669
Depreciation and amortization	2,794	—		2,794
Restructuring charges	13,425	—		13,425
Total operating expenses	107,739	200		107,939
Operating loss	(47,390)	(6,227)		(53,617)
Other income (expense):
Interest expense	(5,245)	(178)	5	(5,423)
Interest income	134	—		134
Other, net	(1,106)	—		(1,106)
Total other expense	(6,217)	(178)		(6,395)
Loss before income taxes	(53,607)	(6,405)		(60,012)
Income tax expense	1,154	—		1,154
Net loss	$(54,761)	$(6,405)		$(61,166)
Net loss per share:
Basic	$(0.43)	$(0.05)		$(0.48)
Diluted	$(0.43)	$(0.05)		$(0.48)
Weighted-average shares used in per share calculation:
Basic	127,789	127,789		127,789
Diluted	127,789	127,789		127,789
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 Results from errors related to Open Edge arrangements, whereby certain previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest expense.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 Results from other immaterial errors impacting sales and marketing expense.
5 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as cost of services, are now recognized as interest expense on financing obligations.

Edgio, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)

	For the year ended December 31, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$230,194	$(6,204)	1	$223,990
Cost of revenue:
Cost of services	125,509	(3,583)	2	121,926
Depreciation — network	21,579	208	3	21,787
Total cost of revenue	147,088	(3,375)		143,713
Gross profit	83,106	(2,829)		80,277
Operating expenses:
General and administrative	31,284	—		31,284
Sales and marketing	42,945	—		42,945
Research and development	21,680	—		21,680
Depreciation and amortization	1,591	—		1,591
Restructuring charges	—	—		—
Total operating expenses	97,500	—		97,500
Operating loss	(14,394)	(2,829)		(17,223)
Other income (expense):
Interest expense	(3,939)	(21)	4	(3,960)
Interest income	69	—		69
Other, net	(368)	—		(368)
Total other expense	(4,238)	(21)		(4,259)
Loss before income taxes	(18,632)	(2,850)		(21,482)
Income tax expense	645	—		645
Net loss	$(19,277)	$(2,850)		$(22,127)
Net loss per share:
Basic	$(0.16)	$(0.02)		$(0.18)
Diluted	$(0.16)	$(0.02)		$(0.18)
Weighted-average shares used in per share calculation:
Basic	121,196	121,196		121,196
Diluted	121,196	121,196		121,196
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 Results from errors related to Open Edge arrangements, whereby previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest expense.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as cost of services, are now recognized as interest expense on financing obligations.

Edgio, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Operating activities
Net loss	$(54,761)	$(6,405)		$(61,166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,302	1,598	1	26,900
Share-based compensation	20,480	—		20,480
Foreign currency remeasurement loss	142	—		142
Deferred income taxes	(414)	—		(414)
(Gain) on sale of property and equipment	(247)	—		(247)
Accounts receivable charges	1,082	—		1,082
Amortization of premium on marketable securities	1,879	—		1,879
Realized loss on marketable securities	—	—		—
Noncash interest expense	811	—		811
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(9,109)	6,088	2	(3,021)
Prepaid expenses and other current assets	1,966	(431)	2	1,535
Income taxes receivable	(47)	—		(47)
Other assets	3,961	—		3,961
Accounts payable and other current liabilities	8,903	(161)	3	8,742
Deferred revenue	(879)	383	4	(496)
Income taxes payable	645	—		645
Other long term liabilities	300	—		300
Net cash provided by operating activities	14	1,072		1,086
Investing activities
Purchases of marketable securities	(62,076)	—		(62,076)
Sale and maturities of marketable securities	99,760	—		99,760
Purchases of property and equipment	(15,810)	(6,250)	5	(22,060)
Proceeds from sale of property and equipment	247	—		247
Cash (used for) acquisition of business	(30,968)	—		(30,968)
Net cash (used in) investing activities	(8,847)	(6,250)		(15,097)
Financing activities
Proceeds from issuance of debt, net	—	—		—
Purchase of capped calls	—	—		—
Payment of debt issuance costs	(30)	—		(30)
Proceeds from financing obligations	—	9,385	6	9,385
Repayment of financing obligations	—	(4,207)	6	(4,207)
Payment of employee tax withholdings related to restricted stock vesting	(1,626)	—		(1,626)
Proceeds from employee stock plans	6,185	—		6,185
Net cash provided by financing activities	4,529	5,178		9,707
Effect of exchange rate changes on cash and cash equivalents	(573)	—		(573)
Net (decrease) in cash and cash equivalents	(4,877)	—		(4,877)
Cash and cash equivalents, beginning of year	46,795	—		46,795
Cash and cash equivalents, end of year	$41,918	$—		$41,918
Supplement disclosure of cash flow information
Cash paid during the year for interest	$4,505	$133	7	$4,638
Cash paid during the year for income taxes, net of refunds	$928	$—		$928
Common stock issued in connection with acquisition of business	$18,433	$—		$18,433
Property and equipment included in accounts payable and other current liabilities	$977	$43	5	$1,020
Noncash additions to financing receivables	$—	$13,325	2	$13,325

Noncash additions to short-term financing liabilities	$—	$4,687	3	$4,687
Noncash additions to long-term financing liabilities	$—	$8,638	3	$8,638

1 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful life.
2 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to its reclassification, the timing in recognition of the financing receivables is later than the original recognition of trade receivables.
3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as cost of services within accounts payable, are now allocated to the financing obligation and interest expense.
4 The correction of other immaterial errors affecting deferred revenue and revenue.
5 The correction of these errors resulted from errors in accounting for Open Edge arrangements, whereby the carrying value of the Open Edge equipment was previously reflected as a cash inflow in purchases for property and equipment upon sale to the Open Edge partner.
6 Results from errors related to Open Edge arrangements, whereby proceeds from previously recorded revenue are now classified as proceeds from financing obligations and payments related to the revenue share minimum fee commitment, previously recognized as cost of services, are now classified as repayment of the financing obligation and interest paid.
7 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

Edgio, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Operating activities
Net loss	$(19,277)	$(2,850)		$(22,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,170	208	1	23,378
Share-based compensation	15,717	—		15,717
Foreign currency remeasurement loss	214	—		214
Deferred income taxes	(94)	—		(94)
Loss on sale of property and equipment	6	—		6
Accounts receivable charges	801	—		801
Amortization of premium on marketable securities	606	—		606
Realized loss on marketable securities	(3)	—		(3)
Noncash interest expense	1,938	—		1,938
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	2,000	2,370	2	4,370
Prepaid expenses and other current assets	(5,717)	(170)	2	(5,887)
Income taxes receivable	19	—		19
Other assets	2,762	—		2,762
Accounts payable and other current liabilities	(1,069)	(668)	3	(1,737)
Deferred revenue	17	134	4	151
Income taxes payable	71	—		71
Other long term liabilities	167	—		167
Net cash provided by (used in) operating activities	21,328	(976)		20,352
Investing activities
Purchases of marketable securities	(88,754)	—		(88,754)
Sale and maturities of marketable securities	11,172	—		11,172
Purchases of property and equipment	(25,085)	(2,405)	5	(27,490)
Proceeds from sale of property and equipment	2	—		2
Cash acquired in acquisition of business	—	—		—
Net cash (used in) investing activities	(102,665)	(2,405)		(105,070)
Financing activities
Proceeds from issuance of debt, net	121,600	—		121,600
Purchase of capped calls	(16,413)	—		(16,413)
Payment of debt issuance costs	(859)	—		(859)
Proceeds from financing obligations	—	3,381	6	3,381
Repayment of financing obligations	—	—		—
Payment of employee tax withholdings related to restricted stock vesting	(4,878)	—		(4,878)

Proceeds from employee stock plans	10,068	—		10,068
Net cash provided by financing activities	109,518	3,381		112,899
Effect of exchange rate changes on cash and cash equivalents	279	—		279
Net increase in cash and cash equivalents	28,460	—		28,460
Cash and cash equivalents, beginning of year	18,335	—		18,335
Cash and cash equivalents, end of year	$46,795	$—		$46,795
Supplement disclosure of cash flow information
Cash paid during the year for interest	$108	$—		$108
Cash paid during the year for income taxes, net of refunds	$626	$—		$626
Property and equipment included in accounts payable and other current liabilities	$1,260	$472	5	$1,732
Noncash additions to financing receivables	$—	$3,381	2	$3,381
Noncash additions to short-term financing liabilities	$—	$2,696	3	$2,696
Noncash additions to long-term financing liabilities	$—	$685	3	$685

1 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful life.
2 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to its reclassification, the timing in recognition of the financing receivables is later than the original recognition of trade receivables.
3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as cost of services within accounts payable, are now allocated to the financing obligation and interest.
4 The correction of other immaterial errors affecting deferred revenue and revenue.
5 The correction of these errors resulted from errors in accounting for Open Edge arrangements, whereby the carrying value of the Open Edge equipment was previously reflected as a cash inflow in purchases for property and equipment upon sale to the Open Edge partner.
6 Results from errors related to Open Edge arrangements, whereby proceeds from previously recorded revenue are now classified as proceeds from financing obligations and payments related to the revenue share minimum fee commitment, previously recognized as cost of services, are now classified as repayment of the financing obligation and interest paid.
4. Business Acquisition
Edgecast Acquisition
On June 15, 2022, Edgio completed the acquisition (the “Edgecast Acquisition”) of 100% of the equity interests of Edgecast Inc., a California corporation (“Edgecast”), and certain Edgecast-related businesses and assets from College Parent for total purchase consideration of $199,837. The total purchase consideration included 75,842 shares of our common stock allocated to the Edgecast Acquisition. Edgecast is a leading provider of edge security, content delivery and video services. Edgio accounted for the acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.
We retained an independent third-party valuation firm to assist in our valuation of the acquired assets and liabilities.
The following table presents the allocation of the estimated purchase price consideration for Edgecast:

Consideration:
Common stock	$192,956
Common stock - contingent consideration	16,300
Less: Consideration allocated to employee compensation arrangements	(9,419)
Total consideration allocated to Edgecast Acquisition	$199,837
The purchase price was defined within the purchase agreement as $270,000 in Edgio common stock at a reference price of $4.1168 (determined using a 30-day volume-weighted average price (“VWAP”) of Edgio’s common stock price prior to the execution of the purchase agreement), and adjustments for customary working capital adjustments. The fair value of our common stock consideration was based on the opening price of our common stock of $2.42 per share on the acquisition closing date. Inclusive within the common stock consideration, and pursuant to the purchase agreement, Edgio issued 7,287 shares of common stock in exchange for cash from College Parent of $30,000. As the economic substance of this issuance was to provide additional cash to Edgecast for liabilities that existed prior to the business combination and the transaction occurred on June 15, 2022, Edgio concluded that this was part of the business combination, and therefore, should be considered as part of the consideration transferred in exchange for the acquisition of Edgecast. During the fourth quarter of 2022, the working capital adjustment was finalized, resulting in the surrender and cancellation of 1,078 of the 80,812 shares initially issued to College Parent. This initial common stock purchase consideration of 79,734 shares was also adjusted downward for 3,892 shares issued for employee compensation arrangements accounted for as separate transactions as further discussed below.

The purchase agreement contains an “earn-out” or contingent consideration provision in the event that the price of our common stock exceeds certain thresholds during the period ending on the third anniversary of the acquisition date of the transaction (the “Earnout Period”), Edgio will be required to issue approximately up to an additional 12,685 shares of our common stock to College Parent (the “common stock contingent consideration”). If during the Earnout Period, the closing share price of our common stock exceeds the following share prices for 10 trading days in any 30 consecutive trading day period the following number of shares of our common stock will be issued: (a) approximately 5,398 shares of our common stock if the closing share price of our common stock exceeds $6.1752 per share, (b) approximately 4,048 shares of our common stock if the closing share price of our common stock exceeds $8.2336 per share, and (c) approximately 3,239 shares of our common stock if the closing share price of our common stock exceeds $10.2920 per share. Edgio estimated that the fair value of the common stock contingent consideration, with the assistance of a third-party valuation specialist using a Monte Carlo simulation, and initially concluded it was $16,900 as of the acquisition date. During the year ended December 31, 2022, Edgio updated the preliminary fair value of the contingent consideration from $16,900 to $16,300 as a measurement period adjustment, which impacted stockholders' equity and goodwill.
As a result of the Edgecast Acquisition, certain cash awards that existed for Edgecast’s employees require the transferred employee to provide services to Edgio in the post-combination period in order for the cash award to be earned. When the awards are earned, Edgio will either a) pay the employees the amount earned and will subsequently be reimbursed by College Parent or b) College Parent will directly pay the employee the amount earned. Edgio considered whether the employee awards were part of the Edgecast Acquisition's purchase consideration, or separate transactions, and not part of purchase accounting. Under ASC 805, a transaction entered into by or on behalf of the acquirer or primarily for the benefit of the acquirer or the combined entity, rather than primarily for the benefit of the acquiree (or its former owners) before the combination, is likely to be a separate transaction. The employee awards represent compensation for post-combination services rendered to Edgio and the reimbursement right was initiated by Edgio for the future economic benefit of the combined entity. Accordingly, Edgio concluded the employee awards represent transactions separate from the Edgecast Acquisition. Edgio allocated $9,419 of the total consideration transferred to College Parent to the employee compensation arrangements based on the post-combination fair value of the employee awards. As service is required to be rendered for the award to be earned, Edgio will recognize expense as the employee performs service. The employee compensation arrangements related to post-combination services and the related reimbursement right resulted in the recognition of $6,573 in prepaid expenses and other current assets and $2,846 in other assets on June 15, 2022.
During the year ended December 31, 2022, Edgio recorded $6,723, in compensation expense to the consolidated statements of operations as a result of the employee compensation arrangements. Of the $6,723 of compensation expense, $1,230, $514, $426, and $4,553 was recorded to cost of services, general and administrative, sales and marketing, and research and development, respectively. The employee compensation arrangements are time-based vesting only and the unrecognized compensation expense was $2,696 as of December 31, 2022, of which $2,320 is expected to be recognized during 2023 and the remainder thereafter.
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

The following table summarizes the final allocation of the purchase consideration to the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired:

Cash (inclusive of $30,000 as described above)	$30,037
Accounts receivable (a)	48,669
Income taxes receivable (a)	119
Prepaid expenses and other current assets (a)	5,676
Property and equipment (a)	32,185
Operating lease right of use assets	1,365
Goodwill (a)	56,546
Intangible assets
Customer relationships (a)	41,000
Technology	49,000
Other assets (a)	1,220
Total assets acquired	265,817
Accounts payable	6,917
Deferred revenue (a)	1,259
Operating lease liability obligations	3,071
Income taxes payable (a)	2,465
Other current liabilities (a)	27,500
Operating lease liability obligations, less current portion	2,531
Deferred income taxes (a)	22,237
Total liabilities	65,980
Total purchase consideration	$199,837
(a) During the year ended December 31, 2022, we identified measurement period adjustments related to preliminary fair value estimates. The total adjustments included an increase to accounts receivable of $116, an increase to income taxes receivable of $119, a decrease to prepaid expenses and other current assets of $993, a decrease to property and equipment of $35,881, an increase to customer relationships intangible assets of $30,000, an increase to other assets of $827, an increase to deferred revenue, including the long-term portion, of $191, an increase to income taxes payable of $2,465, a decrease to other current liabilities of $3,455, and an increase to deferred income taxes of $3,804. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date.
The fair value of acquired property and equipment was valued using the market approach and indirect cost approach and primarily consists of computer and networking equipment. The weighted-average depreciation period for the acquired property and equipment was 3.0 years at the acquisition date. The fair value of the acquired intangible assets was determined as follows, customer relationships, utilizing the excess earnings method, and technology, utilizing the relief from royalty method. The amortization period of the acquired intangible assets was 7.0 years for customer relationships and 4.0 years for technology at the acquisition date. The deferred income tax liability was $22,237, primarily as a result of the fair value attributable to the identifiable intangible assets.
From the date of the Edgecast Acquisition through December 31, 2022, Edgecast represented $134,306 of our total revenue and it is impractical for the company to determine the Edgecast net loss for this period.
Transaction costs incurred by us in connection with the Edgecast Acquisition were $25,332 for the year ended December 31, 2022, and were recorded within general and administrative expenses in our consolidated statements of operations.

Unaudited Pro Forma Financial Information
The following unaudited pro forma combined financial information presents combined results of Edgio and Edgecast as if the acquisition of Edgecast has occurred on January 1, 2021:

	Years Ended December 31,
	2022	2021
Revenue	$485,129	$524,537
Net loss	$(146,643)	$(168,067)
These unaudited pro forma combined financial statements include adjustments to reflect fair value adjustments related to property and equipment depreciation, customer relationships and technology amortization, compensation expense related to the employee compensation arrangements, exclusion of interest income related to loan receivables settled at the acquisition date, and the effects of the adjustments on income taxes and net loss. Additionally, the pro forma adjustments include adjustments to reflect non-recurring transaction costs of $25,332, incurred in the year ended December 31, 2022, and non-recurring restructuring charges related to the Edgecast Acquisition of $4,804 incurred in the year ended December 31, 2022, as of the beginning of the comparable prior reporting period.
The pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the acquisition of Edgecast been completed at the beginning of the fiscal year 2021, nor is it representative of future operating results of Edgio.
Moov Acquisition
In September 2021, we closed the acquisition of 100% of the equity interests of Moov, a California corporation doing business as Layer0, a sub-scale SaaS based application acceleration and developer support platform, for total purchase consideration of $52,747. The total purchase consideration included $34,266 in cash, and 6,926 shares of our common stock valued at $18,481 at the acquisition date.
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
We retained an independent third-party valuation firm to assist management in our valuation of the acquired assets and liabilities.
The following table presents the allocation of the purchase price for Moov:

Consideration:
Cash	$34,266
Common stock	18,481
Total consideration	$52,747
The fair value of our common stock consideration of 6,926 shares, is based on the closing price of our common stock of $2.68 per share on the acquisition closing date.

The following table summarizes the final allocation of the purchase consideration to the acquisition date fair value of the assets, including intangible assets, liabilities assumed, and related goodwill acquired:

Cash	$3,130
Accounts receivable	2,514
Prepaid expenses and other current assets (a)	1,312
Goodwill (a)	35,669
Intangible assets
Trade name	91
Client relationships	7,090
Developed technology	8,480
Total assets acquired	58,286
Accounts payable and accrued liabilities	2,432
Deferred revenue	3,107
Total liabilities	5,539
Total purchase consideration	$52,747
(a) The valuation process to determine the fair values is complete. During the respective measurement period (up to one year from the acquisition date), Edgio made certain measurement period adjustments to reflect facts and circumstances in existence at the acquisition date. During the year ended December 31, 2022, measurement period adjustments resulted in an increase to prepaid expenses and other current assets of $1,039 and a decrease in goodwill of $779.
The fair value of the acquired intangible assets were determined as follows, trade name - income approach using the relief from royalty methodology, client relationships - utilizing the cost approach methodology, and developed technology - excess earnings methodology under the income approach. The weighted-average amortization period of the acquired intangible assets was 5 years at acquisition.
Moov represented approximately $4,500 of our total revenue from the acquisition date to December 31, 2021. Transaction costs incurred by us in connection with the Moov acquisition were $1,640 for the year ended December 31, 2021, and were recorded within general and administrative expenses in our consolidated statements of operations.
Unaudited Pro Forma Financial Information
For the period January 1, 2021 to the acquisition closing date, Moov's unaudited revenue and unaudited net loss was approximately $8,969, and $628, respectively.
5. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Agency bonds	$486	$—	$—	$486
Certificate of deposit	40	—	—	40
Commercial paper	5,884	—	—	5,884
Corporate notes and bonds	11,395	—	15	11,380
Treasury bills	985	—	1	984
Total marketable securities	$18,790	$—	$16	$18,774

The amortized cost and estimated fair value of the marketable securities as of December 31, 2022, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$18,750	$—	$16	$18,734
Due after one year and through five years (1)	40	—	—	40
	$18,790	$—	$16	$18,774
____________
(1)Classified in other assets
The following is a summary of marketable securities (designated as available-for-sale) as of December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Corporate notes and bonds	18,297	—	38	18,259
Municipal securities	19,117	—	9	19,108
Total marketable securities	$37,454	$—	$47	$37,407
The amortized cost and estimated fair value of the marketable securities as of December 31, 2021, by maturity, are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$37,209	$—	$47	$37,162
Due after one year and through five years (1)	245	—	—	245
	$37,454	$—	$47	$37,407
        ____________
(1)Classified in other assets
6. Accounts Receivable
Accounts receivable include:

	December 31,
	2022	2021
		As Restated
Accounts receivable	$90,046	$35,198
Less: credit allowance	(1,514)	(170)
Less: allowance for doubtful accounts	(3,905)	(1,500)
Total accounts receivable, net	$84,627	$33,528
The following is a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for the years ended December 31, 2022 and 2021.

	December 31,
	2022	2021
Beginning of period	$1,500	$1,012
Provision for credit losses	2,413	1,082
Write-offs	(8)	(594)
End of period	$3,905	$1,500

7. Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets include:

	December 31,
	2022	2021
		As Restated
Prepaid bandwidth and backbone	$7,431	$1,939
VAT receivable	5,805	4,781
Prepaid expenses and insurance	5,352	1,975
Financing receivables	3,218	3,962
Related party receivable	7,962	—
Vendor deposits and other	6,606	5,153
Total prepaid expenses and other current assets	$36,374	$17,810
8. Property and Equipment
    Property and equipment include:

	December 31,
	2022	2021
		As Restated
Network equipment	$176,899	$138,030
Computer equipment and software	3,680	7,107
Furniture and fixtures	1,322	1,406
Leasehold improvements	6,017	6,454
Other equipment	17	17
Total property and equipment	187,935	153,014
Less: accumulated depreciation	(114,468)	(112,503)
Total property and equipment, net	$73,467	$40,511
Cost of revenue depreciation expense related to property and equipment was $28,171, $24,106, and $21,787, respectively, for the years ended December 31, 2022, 2021, and 2020, respectively.
Operating expense depreciation and amortization expense related to property and equipment was $1,789, $1,746, and $1,591, respectively, for the years ended December 31, 2022, 2021, and 2020, respectively. Restructuring expense depreciation expense related to property and equipment was $3,522 for the year ended December 31, 2022.
9. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2022, and 2021, were as follows:

Balance, December 31, 2020	$77,753
Acquisition of Moov	36,448
Foreign currency translation adjustment	310
Balance, December 31, 2021	114,511
Foreign currency translation adjustment	(1,122)
Measurement period adjustments – Moov acquisition	(779)
Acquisition of Edgecast	56,546
Balance, December 31, 2022	$169,156

Intangible assets consisted of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(40)	$51
Client relationships	48,090	(4,960)	43,130
Technology	57,480	(9,000)	48,480
Total other intangible assets	$105,661	$(14,000)	$91,661
Aggregate expense related to amortization of other intangible assets for the year ended December 31, 2022, was $12,952. There were no impairment charges related to goodwill or other intangible assets incurred during the year ended December 31, 2022.
As of December 31, 2022, the weighted-average remaining useful lives of our acquired intangible assets were 1.7 years for trade name, 6.1 years for client relationships, and 3.4 years for developed technology, and 4.7 years in total, for all acquired intangible assets.
Intangible assets consisted of the following as of December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(10)	$81
Client relationships	7,090	(473)	6,617
Technology	8,480	(565)	7,915
Total other intangible assets	$15,661	$(1,048)	$14,613
Aggregate expense related to amortization of other intangible assets for the year ended December 31, 2021, was approximately $1,048. There were no impairment charges related to goodwill or other intangible assets incurred during the year ended December 31, 2021.
As of December 31, 2021, the weighted-average remaining useful lives of our acquired intangible assets were 2.7 years for trade name, 4.7 years for client relationships, and 4.7 years for developed technology, and 4.7 years in total, for all acquired intangible assets.
As of December 31, 2022, future amortization expense related to our other intangible assets is expected to be recognized as follows:

2023	$21,425
2024	21,415
2025	21,394
2026	13,141
2027	5,911
Thereafter	8,375
Total	$91,661

10. Other Current Liabilities
Other current liabilities include:

	December 31,
	2022	2021
		As Restated
Accrued compensation and benefits	$19,982	$5,131
Accrued cost of revenue	27,422	5,714
Accrued interest payable	1,823	1,823
Related party payable	9,931	—
Restructuring charges and accrued legal fees	6,184	415
Other accrued expenses	10,818	6,428
Total other current liabilities	$76,160	$19,511
11. Debt
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
The Notes are governed by an indenture (the “Indenture”) between us, as the issuer, and U.S. Bank, National Association, as trustee. The Notes are senior, unsecured obligations of ours and will be equal in right of payment with our senior, unsecured indebtedness; senior in right of payment to our indebtedness that is expressly subordinated to the notes; effectively subordinated to our senior, secured indebtedness, including future borrowings, if any, under our amended credit facility with First Citizens Bank (formerly Silicon Valley Bank) (“FCB”), to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the Notes become automatically due and payable.
As a result of the restatement of our previously issued consolidated financial statements described in the “Explanatory Note” preceding Item 1, we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2022 on a timely basis. For the same reason, we were also unable to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Pursuant to the terms of the Indenture, on April 12, 2023, we notified the Trustee that due to our failure to timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2022, a default (as defined in the Indenture) had occurred. Pursuant to the terms of the Indenture, on June 12, 2023, we notified the Trustee that due to our failure to timely file with the SEC our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, a default (as defined in the Indenture) had occurred.
On April 17, 2023, a holder of the Notes delivered a notice of default to the Trustee and the company notifying us that we were in breach of the Indenture for failing to provide the Trustee our Annual Report on Form 10-K for the year ended December 31, 2022. Under the terms of the Indenture, such default matured into an event of default (the “Reporting Event of Default”) on June 17, 2023.

By notice to the holders of the Notes and the Trustee on June 12, 2023 and in accordance with the Indenture, we elected that the sole remedy for the Reporting Event of Default during the period beginning on June 17, 2023 (the "Reporting Event of Default Date") and ending on the earlier of (x) 365 calendar days after the Reporting Event of Default Date and (y) the date on which we deliver the Annual Report to the Trustee will consist of the accrual of additional interest ("Special Interest") at a rate equal to one quarter of one percent (0.25%) of the principal amount of the outstanding Notes for the first 180 calendar days on which Special Interest accrues and, thereafter, at a rate per annum equal to one half of one percent (0.50%) of the principal amount of the outstanding Notes. The Notes will be subject to acceleration pursuant to the Indenture on account of the Reporting Event of Default if we fail to pay Special Interest when due under the Indenture.
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
As of December 31, 2022, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible. The Notes were classified as long-term debt on our consolidated balance sheets as of December 31, 2022 and 2021.
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
The net carrying amounts of the liability and equity components of the Notes consisted of the following:

	December 31,	December 31,
	2022	2021
Liability component:
Principal	$125,000	$125,000
Unamortized transaction costs	(2,369)	(3,218)
Net carrying amount	$122,631	$121,782
Interest expense recognized related to the Notes was as follows:

	Years Ended December 31,
	2022	2021
Contractual interest expense	$4,375	$4,353
Amortization of transaction costs	849	811
Total	$5,224	$5,164
As of December 31, 2022 and 2021, the estimated fair value of the Notes was $107,031 and $119,363, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.
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
Line of Credit
In November 2015, we entered into the original Loan and Security Agreement (the “Credit Agreement”) with FCB. Since the inception, there have been ten amendments, with the most recent amendment being in June 2023 (the “Tenth Amendment”). Under the Tenth Amendment our borrowing capacity was reduced to the lesser of the commitment amount of $50,000 or 50% of eligible accounts receivable while the maturity date remains at April 2, 2025. All outstanding borrowings owed under the Credit Agreement, if any, become due and payable no later than the final maturity date of April 2, 2025. As of December 31, 2022 and 2021, we had no outstanding borrowings.
As of December 31, 2022, borrowings under the Credit Agreement bear interest at the current prime rate minus 0.25%. In the event of default, obligations shall bear interest at a rate per annum that is 4% above the then applicable rate.

Amendment fees and other commitment fees are included in interest expense. During the years ended December 31, 2022, 2021 and 2020, respectively, interest expense was immaterial and fees and amortization expense was $166, $81 and $108, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. FCB’s security interest in our foreign subsidiaries is limited to 65% of voting stock of each such foreign subsidiary.
We are required to maintain an Adjusted Quick Ratio of at least 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets, or undergo a change in control. As of December 31, 2022, we were not in compliance with our Adjusted Quick Ratio requirement. On June 27, 2023, we have received a waiver for, among others, our non-compliance.
12. Restructuring Charges
During the first quarter of 2021, management committed to restructure certain parts of the company to focus on improved growth and profitability. As a result, certain headcount reductions were implemented, and we incurred certain charges related to severance, share-based compensation, and professional fees. During the year ended December 31, 2021, we incurred $9,028 of costs related to this restructuring plan. We consider this restructuring plan to be substantially complete.
During the third and fourth quarters of 2021, management committed to restructure certain parts of the company to align our workforce and facility requirements with our continued investment in the business as we focus on cost efficiencies, improved growth and profitability. As a result, outside service contracts and professional fees were incurred. Additionally, with the decision to close, and in some cases, sublease, facilities, we incurred impairment charges related to certain operating lease assets and related leasehold improvements. During the year December 31, 2021, we incurred $4,397 of costs related to this restructuring plan, substantially all of which was related to facilities impairment charges. During the year December 31, 2022, we incurred $698 of costs related to this restructuring plan, substantially all of which was related to facilities related charges. As of December 31, 2022, we consider this restructuring plan to be substantially complete.
During the second quarter of 2022, management committed to a separate action to restructure certain parts of the company to focus on improved profitability. As a result, certain headcount reductions were implemented. During the year ended December 31, 2022, relating to this action, we incurred $8,438 of costs which consisted of employee termination costs of $5,623 and operating lease impairment and related charges of $2,815. Future restructuring charges related to this action plan are expected to be immaterial.
In the fourth quarter of 2022, management committed to a separate action to restructure strategic and financial objectives and to optimize resources for long term growth including a reduction in global workforce. Additionally, as it relates to an operating lease asset acquired during the Edgecast Acquisition, management determined the operating lease asset to be impaired. Furniture and fixtures related to this acquired operating lease asset were also written down as a permanent reduction in their carrying value. For the year ended December 31, 2022, relating to this action, we incurred $10,894 of costs which consisted of employee severance costs of approximately $2,605 and operating lease asset impairment and related charges of $8,289. Future restructuring charges of approximately $766 related to this action plan are expected to be incurred in the first half of 2023.

The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our consolidated balance sheets) during the years ended December 31, 2022 and December 31, 2021 (in thousands):

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Professional Fees and Other	Total
Balance as of January 1, 2021	$—	$—	$—	$—	$—
Costs incurred (recorded in restructuring charges)	3,216	1,781	4,768	3,660	13,425
Cash disbursements	(2,968)	(147)	(668)	(3,660)	(7,443)
Noncash charges	(13)	(1,634)	(3,920)	—	(5,567)
Balance as of December 31, 2021	235	—	180	—	415
Costs incurred (recorded in restructuring charges)	7,736	397	11,895	2	20,030
Cash disbursements	(5,291)	—	(2,756)	(2)	(8,049)
Noncash charges	92	(157)	(6,147)	—	(6,212)
Balance as of December 31, 2022	$2,772	$240	$3,172	$—	$6,184
On June 6, 2023, the company's Board of Directors approved a restructuring plan (the “Restructuring Plan”) in order to reduce its operating costs to continue to optimize its business model and increase efficiencies. The Restructuring Plan is anticipated to entail a reduction in force of approximately 134 employees, or approximately 12% of the company’s global workforce, to be implemented through the third quarter of 2023. Restructuring charges of approximately $3,200 related to the Restructuring Plan will be recorded in the second quarter of 2023. Remaining future estimated restructuring charges of approximately $500 are expected be recorded in the third quarter of 2023. These charges, which will be cash expenditures, consist of one-time severance charges and continuation of health benefit. The company anticipates it will generate approximately $23,700 in net annual savings.
13. Contingencies
Legal Matters
We are subject to various legal proceedings and claims, either asserted or unasserted, arising from time to time, in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. We have not recorded any accruals related to any legal matters. No assurances can be given with respect to the extent or outcome of any such litigation in the future.
Indirect Tax Matters
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
There are many transactions and calculations where the ultimate tax determination is uncertain. In addition, domestic and international taxation laws are subject to change. In the future, we may come under audit, which could result in changes to our tax estimates. We believe we have maintained adequate tax reserves to offset potential liabilities that may arise upon audit. Our tax reserve was immaterial as of December 31, 2022 and 2021. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent these estimates ultimately prove to be inaccurate, the associated reserves would be adjusted, resulting in the recording of a benefit or expense in the period in which a change in estimate or a final determination is made.
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
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
		As Restated	As Restated
Net loss	$(136,519)	$(61,166)	$(22,127)
Basic weighted-average outstanding shares of common stock	182,381	127,789	121,196
Basic weighted-average outstanding shares of common stock	182,381	127,789	121,196
Dilutive effect of stock options, restricted stock units, other equity incentive plans, convertible senior notes, and contingently issuable shares	—	—	—
Diluted weighted-average outstanding shares of common stock	182,381	127,789	121,196
Basic net loss per share	$(0.75)	$(0.48)	$(0.18)
Diluted net loss per share	$(0.75)	$(0.48)	$(0.18)
For the years ended December 31, 2022, 2021 and 2020, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Years Ended December 31,
	2022	2021	2020
Employee stock purchase plan	514	85	96
Stock options	1,601	2,138	5,973
Restricted stock units	4,846	1,123	1,891
Convertible senior notes	14,654	14,654	14,654
Contingently issuable shares (1)	12,685	—	—
	34,300	18,000	22,614
(1) Represents common stock contingent consideration related to the Edgecast Acquisition.
15. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. We did not purchase any shares during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan (the “2007 Plan”), which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan (the “Restated 2007 Plan”), which amended and restated the 2007 Plan. Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the Restated 2007 Plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares available to be issued under the Restated 2007 Plan as of December 31, 2022 was 11,437.
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
2021 Inducement Plan
In November 2021, we adopted the Inducement Plan pursuant to which we reserved 11,000 shares of common stock, to be used exclusively for grants of equity-based awards to highly qualified prospective officers and employees, as an inducement material to the individual's entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The Inducement Plan was adopted by our board of directors without stockholder approval pursuant to Rule 5634(c)(4) of the Nasdaq Listing Rules. We have issued 10,497 shares under the Inducement Plan as of December 31, 2022.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (“ESPP”), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the years ended December 31, 2022, 2021, and 2020, we issued 829, 636, and 555 shares, respectively, under the ESPP. Total cash proceeds from the purchase of shares under the ESPP were $1,355, $1,638, and $1,936, respectively for the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022, shares reserved for issuance to employees under this plan totaled 2,220 and we held employee contributions of $495 (included in other current liabilities) for future purchases under the ESPP.
Preferred Stock
Our board of directors have authorized the issuance of up to 7,500 shares of preferred stock as of December 31, 2022. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of December 31, 2022, the Board had not adopted any resolutions for the issuance of preferred stock.
16. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the year ended December 31, 2022, were as follows:

	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2021	$(8,296)	$(49)	$(8,345)
Other comprehensive (loss) gain before reclassifications	(3,344)	24	(3,320)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) gain	(3,344)	24	(3,320)
Balance, December 31, 2022	$(11,640)	$(25)	$(11,665)
17. Share-Based Compensation
Incentive Compensation Plans
We maintain incentive compensation plans (the “Plans”) to attract, motivate, retain, and reward high quality executives and other employees, officers, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in the company. The Plans are intended to be qualified plans under the Internal Revenue Code.
The Plans allow us to award stock option grants, RSUs, and PSUs to employees, directors and consultants of the company. During 2022, we granted awards to employees, directors, and contractors. The exercise price of incentive stock options granted under the Plan may not be granted at less than 100% of the fair market value of our common stock on the date of the grant.

Data pertaining to stock option activity under the Plans are as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
	(In thousands)
Balance as of December 31, 2019	17,634	$3.12
Granted	1,509	4.18
Exercised	(2,870)	2.83
Cancelled/Forfeitures	(678)	3.98
Balance as of December 31, 2020	15,595	3.23
Granted	3,022	2.17
Exercised	(1,936)	2.35
Cancelled/Forfeitures	(3,252)	3.76
Balance as of December 31, 2021	13,429	3.00
Granted	2,405	2.30
Exercised	(3,535)	2.44
Cancelled/Forfeitures	(1,291)	4.32
Balance as of December 31, 2022	11,008	2.87
The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2022:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.00 — $ 1.50	1,853	9.2	$1.04	247	$0.50
$ 1.51 — $ 3.00	4,456	1.4	2.37	4,167	2.35
$ 3.01 — $ 4.50	3,352	5.2	3.66	2,031	3.68
$ 4.51 — $ 6.00	1,344	1.8	5.05	1,319	5.05
$ 6.01 — $ 7.50	3	7.6	6.22	2	6.22
	11,008			7,766
The weighted-average grant-date fair value of options granted during the years ended December 31, 2022, 2021, and 2020 on a per-share basis was $1.30, $2.26, and $2.26, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2022, 2021, and 2020 was $6,358, $2,566, and $9,963, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2022 was $373. The weighted average remaining contractual term of options currently exercisable as of December 31, 2022 was 1.8 years.
The fair value of options awarded were estimated on the grant date using the following weighted average assumptions:

	Years Ended December 31,
	2022	2021	2020
Expected volatility	64.26%	62.62%	59.70%
Expected term, years	5.14	4.65	5.99
Risk-free interest	3.48%	0.66%	0.62%
Expected dividends	—%	—%	—%
Unrecognized share-based compensation related to stock options totaled $4,018 as of December 31, 2022. We expect to amortize unvested stock compensation related to stock options over a weighted average period of approximately 3.0 years as of December 31, 2022.

The following table summarizes the RSUs outstanding (in thousands):

	Years Ended December 31,
	2022	2021	2020
RSUs with service-based vesting conditions	5,989	6,699	3,340
RSUs with performance-based vesting conditions	8,223	7,305	—
	14,212	14,004	3,340
Each RSU represents the right to receive one share of our common stock upon vesting. The fair value of these RSUs was calculated based upon our closing stock price on the date of grant.
    Data pertaining to RSUs activity under the Plans is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)
Balance as of December 31, 2019	4,503	$3.45
Granted: RSUs	2,225	4.86
Vested	(2,817)	3.80
Forfeitures	(571)	3.51
Balance as of December 31, 2020	3,340	4.09
Granted: RSUs	6,506	2.94
Granted: Financial-based Performance RSUs	7,305	2.93
Vested	(1,758)	4.00
Forfeitures	(1,389)	3.74
Balance as of December 31, 2021	14,004	3.00
Granted: RSUs	4,757	2.83
Granted: Financial-based Performance RSUs	37	—
Granted: Financial-based Performance RSUs (1)	997	n/a
Vested	(4,735)	2.93
Forfeitures	(848)	3.51
Balance as of December 31, 2022	14,212	2.80
(1) Represents Performance RSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes.
The total intrinsic value of the RSUs vested during the years ended December 31, 2022, 2021, and 2020 was $12,989, $5,436, and $14,371, respectively. The aggregate intrinsic value of RSUs outstanding as of December 31, 2022 was $6,768. As of December 31, 2022, there was $14,418 of total unrecognized compensation costs related to RSUs. That cost related to RSUs is expected to be recognized over a weighted-average period of 2.3 years as of December 31, 2022.
As of December 31, 2022, no Performance RSUs were vested. The aggregate intrinsic value of Performance RSUs outstanding as of December 31, 2022 was $8,166. As of December 31, 2022 there was $9,169 of total unrecognized compensation costs related to Performance RSUs. That cost related to Performance RSUs is expected to be recognized over a weighted-average period of approximately 2.50 years as of December 31, 2022. We currently believe the performance targets related to the vesting of performance-based equity awards will be achieved. If such targets are not achieved or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense for the performance-based awards and will reverse any previously recognized expense on such performance-based awards.
Total unrecognized aggregate share-based compensation expense totaled $27,605 as of December 31, 2022, which is expected to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes the components of share-based compensation expense included in our consolidated statements of operations:

	Years Ended December 31,
	2022	2021	2020
Share-based compensation expense by type:
Stock options	$2,179	$7,790	$4,289
Restricted stock units (1)	27,603	12,185	10,494
ESPP	811	505	934
Total share-based compensation expense	$30,593	$20,480	$15,717
Share-based compensation expense included in the consolidated statements of operations:
Cost of services	$2,443	$1,385	$1,998
General and administrative expense	8,659	12,514	7,611
Sales and marketing expense	3,836	2,513	3,519
Research and development expense	15,655	2,435	2,589
Restructuring charge	—	1,633	—
Total share-based compensation expense	$30,593	$20,480	$15,717
(1) Includes expenses related to Performance RSUs for the year ended December 31, 2022 of $8,938. Expenses related to Performance RSUs for the year ended December 31,2021 were immaterial.
During the year ended December 31, 2022, we entered into transition agreements with four executives, which resulted in the modification of previously issued equity grants. The modifications were the result of us extending the period of time the employee receives to exercise their outstanding non-qualified stock options. The extension of time to exercise their outstanding non-qualified stock options for the four individuals ranged from six months to two years. The incremental expense recorded as a result of the modifications was $314, of which $149 was included in general and administrative expense, $8 was included in selling and marketing expense, and $157 was included in restructuring charges.
For the year ended December 31, 2022, we have recorded $9,411 of share-based compensation expense related to restricted stock units that are expected to be issued in 2023 to employees whom earned them as part of our 2022 annual corporate bonus plan and restricted stock units that were issued in 2022 to employees whom earned them as part of our 2022 retention bonus plan. For the year ended December 31, 2021, we recorded $1,422 of share-based compensation expense related to restricted stock units issued as part of our 2021 annual corporate bonus plan.
401(k) Plan
We manage the Edgio 401(k) Plan covering effectively all of our employees. The plan is a 401(k) profit sharing plan in which participating employees are fully vested in any contributions they make.
We will match employee deferrals as follows: a dollar-for-dollar match on eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee deferrals. Our employees may elect to reduce their current compensation up to the statutory limit. We made matching contributions of $2,600, $1,215, and $1,535 during the years ended December 31, 2022, 2021, and 2020, respectively.
18. Related Party Transactions
College Parent and its related affiliates is considered to be a related party following the close of the Edgecast Acquisition due to its ownership interest. As of December 31, 2022, College Parent had approximately 36% ownership interest in Edgio. As of December 31, 2022, we had recorded receivables from College Parent and its affiliates related to reimbursement for certain compensation and severance plans. Additionally, as of December 31, 2022, we had recorded payables related to transition service agreements, which had been entered into between Edgio and College Parent and its related affiliates. For the year ended December 31, 2022, expenses related to these agreements were $33,312 of which $21,319 was recorded in cost of services, $5,796 was recorded in general and administrative, $198 was recorded in sales and marketing, and $5,999 was recorded in research and development within our consolidated statements of operations.

The following table summarizes the amounts due to and due from College Parent and its related affiliates as of December 31, 2022:

Prepaid assets and other current assets (1)	$7,962
Other assets	2,318
Total amount due from related party	$10,280

Accounts payable	$18,224
Other current liabilities	9,931
Total amount due to related party (2)	$28,155
(1) Includes $2,271 of receivables related to reimbursement from College Parent and its related affiliates for certain employee compensation expenses in excess of company requirements. As a result, these receivables were recorded as capital contributions in the consolidated statements of stockholders’ equity for the year ended December 31, 2022.
(2) Inclusive of $5,484 of transition service agreement credits from College Parent and its related affiliates. Costs associated with these services were recorded as incurred. For the year ended December 31, 2022, $859 was recorded in cost of services, $4,351 was recorded in general and administrative, and $274 was recorded in research and development within our consolidated statements of operations. Reductions to payables were recorded as capital contributions in the consolidated statements of stockholders’ equity for the year ended December 31, 2022.
Revenue from College Parent and its affiliates was $2,190 for the year ended December 31, 2022. Trade accounts receivable were $1,695 as of December 31, 2022.
19. Leases and Commitments
Operating Leases - Right of Use Assets and Liabilities
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of December 31, 2022:

Right-of-use assets	$5,290

Lease liability obligations, current	$4,557
Lease liability obligations, less current portion	9,181
Total lease liability obligations	$13,738

Weighted-average remaining lease term	4.8 years

Weighted-average discount rate	5.05%
During the year ended December 31, 2022, operating lease costs were $1,544 and included in operating expenses in our consolidated statements. During the year ended December 31, 2022, cash paid for operating leases was $2,701. During the year ended December 31, 2022, we recognized impairment charges related to operating lease assets acquired during the Edgecast Acquisition as discussed in Note 12.
During the year ended December 31, 2021, we recognized $2,075 in operating lease costs. Operating lease costs of $382 were included in cost of revenue and $1,693 were included in operating expenses in our consolidated statements of operations. During the year ended December 31, 2021, cash paid for operating leases was $2,855. We recognized impairment charges related to operating lease assets during 2021 as discussed in Note 12.
During the year ended December 31, 2020, we recognized $3,166 in operating lease costs. Operating lease costs of $476 were included in cost of revenue and $2,690 were included in operating expenses in our consolidated statements of operations. During the year ended December 31, 2020, cash paid for operating leases was $2,175.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2022, were as follows:

2023	$5,158
2024	2,360
2025	1,440
2026	1,468
2027	1,497
Thereafter	3,864
Total minimum payments	15,787
Less: amount representing interest	2,049
Total	$13,738
Financing Obligations
Open Edge arrangements' financing obligations are recognized as short-term or long-term liabilities based on the estimated payment dates. Minimum commitment payments required to pay down the financing liability by the end of the minimum commitment term, are based on our estimated incremental borrowing rate and are recorded as a reduction of the financing liability in the period they are paid.
Interest expense related to Open Edge arrangements was $704, $178, and $21 for the years ended December 31, 2022, 2021, 2020 respectively.
As of December 31, 2022, future minimum payments under the Open Edge arrangements' financing obligations were as follows (in thousands):

2023	$7,358
2024	4,966
2025	4,761
2026	3,827
2027	1,197
Thereafter	75
Total minimum payments	22,184
Less: imputed interest	2,054
Total financing obligations	20,130
Less: current financing obligations	6,346
Long-term financing obligations	$13,784

Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and ISPs. The following summarizes our minimum non-cancellable commitments for future periods as of December 31, 2022:

2023	$80,446
2024	40,644
2025	29,326
2026	17,510
2027	7,214
Thereafter	—
Total minimum payments (1)	$175,140
(1) Includes Open Edge partner commitments which typically have a minimum fee commitment that is paid to the partners over the course of the arrangement. The aggregate minimum fee commitment is allocated between cost of services and financing obligations. The above table reflects the minimum fee commitment allocated to cost of services.

Cost of services relating to these bandwidth and co-location agreements were $139,717, $93,149, and $87,535, respectively, for the years ended December 31, 2022, 2021, and 2020.
20. Concentrations
During the year ended December 31, 2022, we had two clients, Amazon and Verizon, who represented approximately 17% and 12%, respectively, of our total revenue. During the year ended December 31, 2021 and 2020, we had two clients, Amazon and Sony which represented approximately 32% and 12%, respectively, and 37% and 11%, respectively, of our total revenue. As of December 31, 2022, Amazon, Verizon and Microsoft represented 20%, 13% and 10%, respectively, of our total accounts receivable. As of December 31, 2021, Amazon represented 33% of our total accounts receivable.
Revenue from clients located within the United States, our country of domicile, was approximately $239,273, $124,747, and $133,267, respectively, for the years ended December 31, 2022, 2021, and 2020.
During the years ended December 31, 2022, and 2021, respectively, based on client location, we had two countries: Japan and the United States, which individually accounted for 10% or more of our total revenue. During the year ended December 31, 2020, based on client location, we had three countries: Japan, the United Kingdom, and the United States, which accounted for 10% or more of our total revenue.
21. Income Taxes
Our loss before income taxes consists of the following:

	Years Ended December 31,
	2022	2021	2020
		As Restated	As Restated
Loss before income taxes:
United States	$(162,729)	$(63,683)	$(23,732)
Foreign	5,130	3,671	2,250
	$(157,599)	$(60,012)	$(21,482)
The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2022	2021	2020
		As Restated	As Restated
Current:
Federal	$—	$—	$—
State	81	121	85
Foreign	976	1,447	654
Total current	1,057	1,568	739
Deferred:
Federal	(17,492)	7	8
State	(5,700)	3	2
Foreign	1,055	(424)	(104)
Total deferred	(22,137)	(414)	(94)
Total (benefit) provision	$(21,080)	$1,154	$645
A reconciliation of the U.S. federal statutory rate to our effective income tax rate is shown in the table below:

	Years Ended December 31,
	2022		2021		2020
			As Restated		As Restated
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(33,096)	21.0%	$(12,602)	21.0%	$(4,511)	21.0%
Valuation allowance	9,493	(6.3)%	12,284	(20.4)%	6,978	(32.5)%
Foreign income taxes	220	(0.1)%	251	(0.4)%	88	(0.4)%
State income taxes	(5,619)	3.5%	(1,728)	2.9%	(933)	4.3%
Non-deductible expenses	896	(0.6)%	455	(0.8)%	58	(0.3)%
Non-deductible acquisition costs	3,699	(2.3)%	344	(0.6)%	—	—%
Uncertain tax positions	57	—%	—	—%	(11)	0.1%
Non-deductible officer compensation	583	(0.4)%	38	(0.1)%	418	(1.9)%
Share-based compensation	2,287	(1.4)%	2,059	(3.4)%	(1,478)	6.9%
Other	400	(0.2)%	53	(0.1)%	36	(0.2)%
Provision for income taxes	$(21,080)	13.2%	$1,154	(1.9)%	$645	(3.0)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
		As Restated
Deferred tax assets:
Share-based compensation	$7,462	$5,674
Net operating loss and tax credit carry-forwards	76,923	67,998
Interest expense	2,378	1,191
Deferred revenue	3,752	1,888
Accounts receivable reserves	1,279	371
Fixed assets	1,786	3,074
Compensation	480	247
Lease liability	3,261	2,567
Capitalized Research and Development	18,102	—
Inducement Income	9,418	4,062
Other	979	408
Total deferred tax assets	125,820	87,480
Deferred tax liabilities:
Fixed Assets	(2,514)	—
Intangible assets	(23,678)	(3,740)
Right-of-use asset	(1,188)	(1,396)
Prepaid expenses	(2,880)	(582)
Accrued Revenue	(3,598)	—
Other	(594)	(310)
Total deferred tax liabilities	(34,452)	(6,028)
Valuation allowance	(89,626)	(79,867)
Net deferred tax assets	$1,742	$1,585
The federal and state net operating loss (“NOL”) carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. As of December 31, 2022, we had $308,768 federal and $214,485 state NOL carryforwards. Our federal NOL will begin to expire in 2028 and the state NOL carryforwards began expiring in 2023. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). We did not have any state tax credit carryforwards as of December 31, 2022.
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
A valuation allowance has been recorded against our deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management cannot conclude that it is more-likely-than-not that these assets will be realized. During the year ended December 31, 2022 we released $23,370 of our valuation allowance as the result of deferred tax liabilities acquired in the Edgecast Acquisition.
Estimated liabilities for unrecognized tax benefits are included in “other liabilities” on the consolidated balance sheet. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which we operate. As of December 31, 2022, unrecognized tax benefits were $6,159, of which approximately $240, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances.
A summary of the activities associated with our reserve for unrecognized tax benefits, interest and penalties follow:

Unrecognized Tax Benefits
Balance as of January 1, 2021	$2,468
Additions for tax positions related to current year	1,283
Additions for tax positions related to prior years	(194)
Settlements	—
Adjustment related to foreign currency translation	1
Reductions related to the lapse of applicable statute of limitations	—
Reduction for tax positions of prior years	—
Balance as of December 31, 2021	3,558
Additions for tax positions related to current year	3,183
Additions for tax positions related to prior years	(581)
Settlements	—
Adjustment related to foreign currency translation	(1)
Reductions related to the lapse of applicable statute of limitations	—
Reduction for tax positions of prior years	—
Balance as of December 31, 2022	$6,159
We recognize interest and penalties related to unrecognized tax benefits in our tax provision. As of December 31, 2022, our interest and penalties accrual related to unrecognized tax benefits was de minimis. We anticipate our unrecognized tax benefits may increase or decrease within twelve months of the reporting date, as audits or reviews are initiated or settled and as a result of settled potential tax liabilities in certain foreign jurisdictions. We anticipate that $4,308 of our uncertain tax benefits could reverse within twelve months as a result of changing our tax methods of accounting related to the Open Edge arrangements.
We file income tax returns in jurisdictions with varying statues of limitations. Tax years 2019 through 2021 remain subject to examination by federal tax authorities. Tax years 2018 through 2021 generally remain subject to examination by state tax authorities. As of December 31, 2022, we are not under any federal or state income tax examinations.
Management asserts that its foreign earnings are permanently reinvested, and therefore, have not provided deferred taxes on foreign cash. Additionally, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. We will continue to monitor our foreign cash position as we maintain our assertion under the Accounting Principles Board (APB) 23.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which is effective January 1, 2023 and contains provisions implementing a 15% minimum corporate income tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. While the company is continuing to evaluate the impact of these provisions, at this time, they are not expected to have a material impact on the company’s consolidated financial statements.
22. Segment Reporting and Geographic Information
Our chief operating decision maker (who is our Chief Executive Officer) reviews our financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. We operate in one industry segment — content delivery and related services and we operate in three geographic areas — Americas, Europe, Middle East, and Africa (“EMEA”) and Asia Pacific.
Revenue by geography is based on the location of the client from where the revenue is earned based on bill to locations. The following table sets forth our revenue by geographic area:

	Years Ended December 31,
	2022		2021		2020
			As Restated		As Restated
Americas	$245,633	73%	$129,014	64%	$136,261	61%
EMEA	23,892	7%	20,955	11%	36,838	16%
Asia Pacific	69,073	20%	51,146	25%	50,891	23%
Total revenue	$338,598	100%	$201,115	100%	$223,990	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Years Ended December 31,
	2022	2021	2020
		As Restated	As Restated
Country / Region
United States / Americas	$239,273	$124,747	$133,267
United Kingdom / EMEA	$11,645	$13,580	$29,623
Japan / Asia Pacific	$42,080	$27,281	$32,369
The following table sets forth property and equipment, net (long-lived assets) by geographic area where they are located:

	Years Ended December 31,
	2022	2021	2020
		As Restated	As Restated
Long-lived Assets
Americas	$65,190	$27,789	$35,612
International	8,277	12,722	13,476
Total long-lived assets	$73,467	$40,511	$49,088
23. Fair Value Measurements
We evaluate our financial instruments within the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 – Defined as observable inputs such as quoted prices in active markets;
•Level 2 – Defined as other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3 – Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of December 31, 2022 and 2021, we held certain assets that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements as of December 31, 2022:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$49,422	$49,422	$—	$—
Cash equivalents:
Money market funds	2,036	2,036	—	—
Commercial paper	1,195	—	1,195	—
Corporate notes and bonds	1,622	—	1,622	—
Yankee bond	1,000	—	1,000	—
Total cash equivalents	5,853	2,036	3,817	—
Total cash and cash equivalents	55,275	51,458	3,817	—
Marketable securities:
Agency bonds	486	—	486	—
Certificate of deposit (1)	40	—	40	—
Commercial paper	5,884	—	5,884	—
Corporate notes and bonds	11,380	—	11,380	—
Treasury bills	984	—	984	—
Total marketable securities	18,774	—	18,774	—
Total assets measured at fair value	$74,049	$51,458	$22,591	$—
____________
(1)Classified in other assets
The following is a summary of fair value measurements as of December 31, 2021:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$34,608	$34,608	$—	$—
Cash and cash equivalents:
Money market funds	7,310	7,310	—	—
Total cash equivalents	7,310	7,310	—	—
Total cash and cash equivalents	41,918	41,918	—	—
Marketable securities:
Certificate of deposit (1)	40	—	40	—
Corporate notes and bonds	18,259	—	18,259	—
Municipal securities	19,108	—	19,108	—
Total marketable securities	37,407	—	37,407	—
Total assets measured at fair value	$79,325	$41,918	$37,407	$—
____________
(1)Classified in other assets
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
24. Restatement of Unaudited Quarterly Results
The financial results data, presented on a quarterly basis for the nine- months ended December 31, 2022 and for the year ended December 31 2021, are unaudited. This data has been prepared in accordance with U.S. GAAP for interim financial information and, in the opinion of management, reflect all adjustments necessary for a fair statement of the results of operations for the periods presented.
We have restated herein our previously issued unaudited quarterly financial results for the quarters ended March 31, 2022 and 2021, June 30, 2022 and 2021, and September 30, 2022 and 2021. We have also presented the three- month period ended December 31, 2021. See Note 3, Restatement of Previously Issued Consolidated Financial Statements, for further information. The year ended December 31, 2022 was not subject to restatement and is presented in Part 1 of Item 8. Financial Statements. In addition, our unaudited selected quarterly financial data for the quarters ended June 30 and September 30, 2022, as previously reported, have been restated to account for errors relating to the accounting treatment for certain transitional services provided by College Parent to Edgio at no charge. The transitional services provided at no charge are accounted for as capital contributions due to College Parent’s ownership interest in Edgio, and the estimated fair value of the services provided are expensed as incurred. In addition to the above, there were certain other immaterial errors identified that are also being corrected (including related tax effects) in connection with the restatement of previously issued consolidated financial statements. These errors are quantitatively immaterial in the aggregate for our previously issued annual financial information.

The following presents our restated unaudited consolidated statements of operations by quarter (in thousands):

	2022			2021
	Three Months Ended
	Sept. 30	June 30	March 31	Dec.31	Sept. 30	June 30	March 31
	As Restated			As Restated
Revenue	$110,832	$63,586	$55,339	$57,178	$47,994	$46,285	$49,658
Cost of revenue:
Cost of services	67,140	38,718	32,673	30,876	29,892	30,669	31,250
Depreciation — network	10,903	6,791	5,848	5,876	6,116	6,239	5,874
Total cost of revenue	78,043	45,509	38,521	36,752	36,008	36,908	37,124
Gross profit	32,789	18,077	16,818	20,426	11,986	9,377	12,534
Operating expenses:
General and administrative	22,138	26,812	15,833	9,147	10,532	7,515	12,897
Sales and marketing	14,448	10,834	7,627	8,341	5,987	5,784	9,848
Research and development	32,462	12,171	9,577	5,149	5,205	5,187	6,128
Depreciation and amortization	5,943	1,508	1,032	976	730	549	540
Restructuring charges	4,070	4,368	698	2,627	1,770	2,155	6,873
Total operating expenses	79,061	55,693	34,767	26,240	24,224	21,190	36,286
Operating loss	(46,272)	(37,616)	(17,949)	(5,814)	(12,238)	(11,813)	(23,752)
Other income (expense):
Interest expense	(1,546)	(1,458)	(1,431)	(1,432)	(1,345)	(1,338)	(1,308)
Interest income	140	33	27	30	17	42	45
Other, net	(1,005)	(1,146)	(713)	(242)	(209)	(440)	(214)
Total other expense	(2,411)	(2,571)	(2,117)	(1,644)	(1,537)	(1,736)	(1,477)
Loss before income taxes	(48,683)	(40,187)	(20,066)	(7,458)	(13,775)	(13,549)	(25,229)
Income tax expense (benefit)	440	(19,589)	206	436	211	248	260
Net loss	$(49,123)	$(20,598)	$(20,272)	$(7,894)	$(13,986)	$(13,797)	$(25,489)
Net loss per share:
Basic	$(0.22)	$(0.14)	$(0.15)	$(0.06)	$(0.11)	$(0.11)	$(0.21)
Diluted	$(0.22)	$(0.14)	$(0.15)	$(0.06)	$(0.11)	$(0.11)	$(0.21)
Weighted-average shares used in per share calculation:
Basic	220,194	151,776	135,528	134,023	126,791	126,050	124,290
Diluted	220,194	151,776	135,528	134,023	126,791	126,050	124,290

In the following tables, we have presented a reconciliation of our consolidated balance sheet from our prior periods as previously reported to the restated as of the quarters ended September 30, 2022 and 2021, June 30, 2022 and 2021, and March 31, 2022 and 2021.

	September 30, 2022
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$59,306	$—		$59,306
Marketable securities	11,444	—		11,444
Accounts receivable, net	122,397	(19,434)	1	102,963
Income taxes receivable	59	—		59
Prepaid expenses and other current assets	28,775	7,024	1	35,799
Total current assets	221,981	(12,410)		209,571
Property and equipment, net	91,670	13,858	2	105,528
Operating lease right of use assets	6,680	—		6,680
Deferred income taxes	2,745	—		2,745
Goodwill	171,065	—		171,065
Intangible assets, net	67,738	—		67,738
Other assets	7,820	—		7,820
Total assets	$569,699	$1,448		$571,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,755	$(1,600)	3	$38,155
Deferred revenue	6,357	691	4	7,048
Operating lease liability obligations	4,396	—		4,396
Income taxes payable	433	—		433
Financing obligations	—	6,314	5	6,314
Other current liabilities	86,754	(109)	3	86,645
Total current liabilities	137,695	5,296		142,991
Convertible senior notes, net	122,416	—		122,416
Operating lease liability obligations, less current portion	10,511	—		10,511
Deferred income taxes	95	—		95
Deferred revenue, less current portion	2,938	—		2,938
Financing obligations, less current portion	—	14,243	5	14,243
Other long-term liabilities	710	—		710
Total liabilities	274,365	19,539		293,904
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—		—
Common stock, $0.001 par value; 300,000 shares authorized; 221,583 shares issued and outstanding as of September 30, 2022	222	—		222
Common stock contingent consideration	16,300	—		16,300
Additional paid-in capital	797,508	3,189	6	800,697
Accumulated other comprehensive loss	(13,462)	—		(13,462)
Accumulated deficit	(505,234)	(21,280)	7	(526,514)
Total stockholders’ equity	295,334	(18,091)		277,243
Total liabilities and stockholders’ equity	$569,699	$1,448		$571,147

1 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to the reclassification, the recognition of the financing receivables typically falls in later periods than the previously recognized trade receivables.
2 Results from errors related to Open Edge arrangements, whereby previously reported cost of services are now included within property and equipment, net as control of the equipment has not transferred to the partner.
3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as accrued cost of services within accounts payable, are now allocated to the financing obligation and interest payable on financing obligations within other current liabilities.
4 The correction of other immaterial errors affecting deferred revenue and revenue.
5 Results from errors related to Open Edge arrangements, whereby equipment sales previously recognized as revenue are now recognized as financing obligations.
6 Results from errors related to the accounting for transitional services whereby services provided at no charge by College Parent, who has a significant ownership interest in Edgio, are now accounted for as capital contributions and expensed as incurred at the estimated fair value of the services provided.
7 Cumulative and current period impacts of corrections to the consolidated statement of operations.

	June 30, 2022
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$55,175	$—		$55,175
Marketable securities	22,158	—		22,158
Accounts receivable, net	108,445	(16,361)	1	92,084
Income taxes receivable	58	—		58
Prepaid expenses and other current assets	32,107	11,476	1	43,583
Total current assets	217,943	(4,885)		213,058
Property and equipment, net	106,059	10,769	2	116,828
Operating lease right of use assets	7,124	—		7,124
Deferred income taxes	2,866	—		2,866
Goodwill	163,489	—		163,489
Intangible assets, net	72,655	—		72,655
Other assets	7,374	—		7,374
Total assets	$577,510	$5,884		$583,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,800	$(345)	3	$19,455
Deferred revenue	4,790	806	4	5,596
Operating lease liability obligations	4,755	—		4,755
Income taxes payable	262	—		262
Financing obligations	—	5,865	5	5,865
Other current liabilities	75,391	(407)	3	74,984
Total current liabilities	104,998	5,919		110,917
Convertible senior notes, net	122,202	—		122,202
Operating lease liability obligations, less current portion	11,352	—		11,352
Deferred income taxes	100	—		100
Deferred revenue, less current portion	1,530	—		1,530
Financing obligations, less current portion	—	14,292	5	14,292
Other long-term liabilities	716	—		716
Total liabilities	240,898	20,211		261,109
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—		—

Common stock, $0.001 par value; 300,000 shares authorized; 219,706 shares issued and outstanding as of June 30, 2022	220	—		220
Common stock contingent consideration	16,900	—		16,900
Additional paid-in capital	793,522	447	6	793,969
Accumulated other comprehensive loss	(11,413)	—		(11,413)
Accumulated deficit	(462,617)	(14,774)	7	(477,391)
Total stockholders’ equity	336,612	(14,327)		322,285
Total liabilities and stockholders’ equity	$577,510	$5,884		$583,394
1 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to the reclassification, the recognition of the financing receivables typically falls in later periods than the previously recognized trade receivables.
2 Results from errors related to Open Edge arrangements, whereby previously reported cost of services are now included within property and equipment, net as control of the equipment has not transferred to the partner.
3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as accrued cost of services within accounts payable, are now allocated to the financing obligation and interest payable on financing obligations within other current liabilities.
4 The correction of other immaterial errors affecting deferred revenue and revenue.
5 Results from errors related to Open Edge arrangements, whereby equipment sales previously recognized as revenue are now recognized as financing obligations.
6 Results from errors related to the accounting for transitional services whereby services provided at no charge by College Parent, who has a significant ownership interest in Edgio, are now accounted for as capital contributions and expensed as incurred at the estimated fair value of the services provided.
7 Cumulative and current period impacts of corrections to the consolidated statement of operations.

	March 31, 2022
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$27,175	$—		$27,175
Marketable securities	34,751	—		34,751
Accounts receivable, net	55,040	(9,623)	1	45,417
Income taxes receivable	63	—		63
Prepaid expenses and other current assets	16,044	6,526	1	22,570
Total current assets	133,073	(3,097)		129,976
Property and equipment, net	34,792	6,606	2	41,398
Operating lease right of use assets	6,064	—		6,064
Deferred income taxes	1,822	—		1,822
Goodwill	113,463	—		113,463
Intangible assets, net	13,827	—		13,827
Other assets	4,819	—		4,819
Total assets	$307,860	$3,509		$311,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,599	$(887)	3	$14,712
Deferred revenue	2,189	811	4	3,000
Operating lease liability obligations	1,754	—		1,754
Income taxes payable	215	—		215
Financing obligations	—	4,740	5	4,740
Other current liabilities	20,403	247	3	20,650
Total current liabilities	40,160	4,911		45,071
Convertible senior notes, net	121,991	—		121,991
Operating lease liability obligations, less current portion	9,209	—		9,209
Deferred income taxes	303	—		303

Deferred revenue, less current portion	282	—		282
Financing obligations, less current portion	—	9,202	5	9,202
Other long-term liabilities	721	—		721
Total liabilities	172,666	14,113		186,779
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—		—
Common stock, $0.001 par value; 300,000 shares authorized; 138,178 shares issued and outstanding as of March 31, 2022	138	—		138
Additional paid-in capital	590,249	—		590,249
Accumulated other comprehensive loss	(9,004)	—		(9,004)
Accumulated deficit	(446,189)	(10,604)	6	(456,793)
Total stockholders’ equity	135,194	(10,604)		124,590
Total liabilities and stockholders’ equity	$307,860	$3,509		$311,369
1 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to the reclassification, the recognition of the financing receivables typically falls in later periods than the previously recognized trade receivables.
2 Results from errors related to Open Edge arrangements, whereby previously reported cost of services are now included within property and equipment, net as control of the equipment has not transferred to the partner.
3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as accrued cost of services within accounts payable, are now allocated to the financing obligation and interest payable on financing obligations within other current liabilities.
4 The correction of other immaterial errors affecting deferred revenue and revenue.
5 Results from errors related to Open Edge arrangements, whereby equipment sales previously recognized as revenue are now recognized as financing obligations.
6 Cumulative and current period impacts of corrections to the consolidated statement of operations.

	September 30, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$39,585	$—		$39,585
Marketable securities	36,201	—		36,201
Accounts receivable, net	46,179	(9,692)	1	36,487
Income taxes receivable	62	—		62
Prepaid expenses and other current assets	13,396	6,409	1	19,805
Total current assets	135,423	(3,283)		132,140
Property and equipment, net	36,392	5,699	2	42,091
Operating lease right of use assets	7,683	—		7,683
Deferred income taxes	1,693	—		1,693
Goodwill	105,221	—		105,221
Intangible assets, net	23,680	—		23,680
Other assets	6,012	—		6,012
Total assets	$316,104	$2,416		$318,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,768	$(1,007)	3	$12,761
Deferred revenue	7,965	99	4	8,064
Operating lease liability obligations	1,966	—		1,966
Income taxes payable	443	—		443

Financing obligations	—	4,854	5	4,854
Other current liabilities	17,950	85	3	18,035
Total current liabilities	42,092	4,031		46,123
Convertible senior notes, net	121,576	—		121,576
Operating lease liability obligations, less current portion	10,045	—		10,045
Deferred income taxes	308	—		308
Deferred revenue, less current portion	307	—		307
Financing obligations, less current portion	—	5,425	5	5,425
Other long-term liabilities	453	—		453
Total liabilities	174,781	9,456		184,237
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—		—
Common stock, $0.001 par value; 300,000 shares authorized; 133,812 shares issued and outstanding as of September 30, 2021	134	—		134
Additional paid-in capital	571,268	—		571,268
Accumulated other comprehensive loss	(8,491)	—		(8,491)
Accumulated deficit	(421,588)	(7,040)	6	(428,628)
Total stockholders’ equity	141,323	(7,040)		134,283
Total liabilities and stockholders’ equity	$316,104	$2,416		$318,520
1 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to the reclassification, the recognition of the financing receivables typically falls in later periods than the previously recognized trade receivables.
2 Results from errors related to Open Edge arrangements, whereby previously reported cost of services are now included within property and equipment, net as control of the equipment has not transferred to the partner.
3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as accrued cost of services within accounts payable, are now allocated to the financing obligation and interest payable on financing obligations within other current liabilities.
4 The correction of other immaterial errors affecting deferred revenue and revenue.
5 Results from errors related to Open Edge arrangements, whereby equipment sales previously recognized as revenue are now recognized as financing obligations.
6 Cumulative and current period impacts of corrections to the consolidated statement of operations.

	June 30, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$44,065	$—		$44,065
Marketable securities	75,471	—		75,471
Accounts receivable, net	24,867	(3,550)	1	21,317
Income taxes receivable	57	—		57
Prepaid expenses and other current assets	14,557	1,388	1	15,945
Total current assets	159,017	(2,162)		156,855
Property and equipment, net	42,406	3,847	2	46,253
Operating lease right of use assets	8,929	—		8,929
Deferred income taxes	1,604	—		1,604
Goodwill	77,642	—		77,642
Other assets	6,187	—		6,187
Total assets	$295,785	$1,685		$297,470
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,459	$(590)	3	$11,869
Deferred revenue	524	157	4	681
Operating lease liability obligations	1,977	—		1,977
Income taxes payable	388	—		388
Financing obligations	—	3,756	5	3,756
Other current liabilities	16,877	81	3	16,958
Total current liabilities	32,225	3,404		35,629
Convertible senior notes, net	121,371	—		121,371
Operating lease liability obligations, less current portion	10,358	—		10,358
Deferred income taxes	306	—		306
Deferred revenue, less current portion	272	—		272
Financing obligations, less current portion	—	1,440	5	1,440
Other long-term liabilities	369	—		369
Total liabilities	164,901	4,844		169,745
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—		—
Common stock, $0.001 par value; 300,000 shares authorized; 126,705 shares issued and outstanding as of June 30, 2021	127	—		127
Additional paid-in capital	550,205	—		550,205
Accumulated other comprehensive loss	(7,965)	—		(7,965)
Accumulated deficit	(411,483)	(3,159)	6	(414,642)
Total stockholders’ equity	130,884	(3,159)		127,725
Total liabilities and stockholders’ equity	$295,785	$1,685		$297,470
1 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to the reclassification, the recognition of the financing receivables typically falls in later periods than the previously recognized trade receivables.
2 Results from errors related to Open Edge arrangements, whereby previously reported cost of services are now included within property and equipment, net as control of the equipment has not transferred to the partner.
3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as accrued cost of services within accounts payable, are now allocated to the financing obligation and interest payable on financing obligations within other current liabilities.
4 The correction of other immaterial errors affecting deferred revenue and revenue.
5 Results from errors related to Open Edge arrangements, whereby equipment sales previously recognized as revenue are now recognized as financing obligations.
6 Cumulative and current period impacts of corrections to the consolidated statement of operations.

	March 31, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$35,620	$—		$35,620
Marketable securities	81,308	—		81,308
Accounts receivable, net	29,151	(3,815)	1	25,336
Income taxes receivable	102	—		102
Prepaid expenses and other current assets	14,784	2,109	1	16,893
Total current assets	160,965	(1,706)		159,259
Property and equipment, net	46,863	3,016	2	49,879
Operating lease right of use assets	9,521	—		9,521
Deferred income taxes	1,577	—		1,577
Goodwill	77,421	—		77,421
Other assets	6,782	—		6,782
Total assets	$303,129	$1,310		$304,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,029	$(525)	3	$7,504
Deferred revenue	844	307	4	1,151
Operating lease liability obligations	2,233	—		2,233
Income taxes payable	322	—		322
Financing obligations		3,721	5	3,721
Other current liabilities	19,264	13	3	19,277
Total current liabilities	30,692	3,516		34,208
Convertible senior notes, net	121,200	—		121,200
Operating lease liability obligations, less current portion	10,781	—		10,781
Deferred income taxes	360	—		360
Deferred revenue, less current portion	226	—		226
Financing obligations, less current portion	—	854	5	854
Other long-term liabilities	476	—		476
Total liabilities	163,735	4,370		168,105
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; 0 shares issued and outstanding	—	—		—
Common stock,$0.001 par value; 300,000 shares authorized; 125,248 shares issued and outstanding as of March 31, 2021	125	—		125
Additional paid-in capital	545,516	—		545,516
Accumulated other comprehensive loss	(8,462)	—		(8,462)
Accumulated deficit	(397,785)	(3,060)	6	(400,845)
Total stockholders’ equity	139,394	(3,060)		136,334
Total liabilities and stockholders’ equity	$303,129	$1,310		$304,439
1 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to the reclassification, the recognition of the financing receivables typically falls in later periods than the previously recognized trade receivables.
2 Results from errors related to Open Edge arrangements, whereby previously reported cost of services are now included within property and equipment, net as control of the equipment has not transferred to the partner.

3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as accrued cost of services within accounts payable, are now allocated to the financing obligation and interest payable on financing obligations within other current liabilities.
4 The correction of other immaterial errors affecting deferred revenue and revenue.
5 Results from errors related to Open Edge arrangements, whereby equipment sales previously recognized as revenue are now recognized as financing obligations.
6 Cumulative and current period impacts of corrections to the consolidated statement of operations.

In the following tables, we have presented a reconciliation of previously reported unaudited consolidated statements of operations for the three- and nine-month periods ended September 30, 2022 and 2021, the three- and six-month periods ended June 30, 2022 and 2021 and three-month periods ended March 31, 2022 and 2021 to the restated amounts. We have also presented the three- month period ended December 31, 2021.

	Three Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$121,156	$(10,324)	1, 6	$110,832
Cost of revenue:
Cost of services	74,421	(7,281)	2. 4. 6	67,140
Depreciation — network	9,841	1,062	3	10,903
Total cost of revenue	84,262	(6,219)		78,043
Gross profit	36,894	(4,105)		32,789
Operating expenses:
General and administrative	22,198	(60)	4	22,138
Sales and marketing	14,428	20	4	14,448
Research and development	30,173	2,289	4	32,462
Depreciation and amortization	5,943	—		5,943
Restructuring charges	4,070	—		4,070
Total operating expenses	76,812	2,249		79,061
Operating loss	(39,918)	(6,354)		(46,272)
Other income (expense):
Interest expense	(1,317)	(229)	5	(1,546)
Interest income	140	—		140
Other, net	(1,082)	77	6	(1,005)
Total other expense	(2,259)	(152)		(2,411)
Loss before income taxes	(42,177)	(6,506)		(48,683)
Income tax expense	440	—		440
Net loss	$(42,617)	$(6,506)		$(49,123)
Net loss per share:
Basic	$(0.19)	$(0.03)		$(0.22)
Diluted	$(0.19)	$(0.03)		$(0.22)
Weighted-average shares used in per share calculation:
Basic	220,194	220,194		220,194
Diluted	220,194	220,194		220,194
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 Results from errors related to Open Edge arrangements, whereby previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 Results from errors related to the accounting for transitional services whereby services provided at no charge by College Parent, who has a significant ownership interest in Edgio, are now accounted for as capital contributions and expensed as incurred at the estimated fair value of the services provided, net other errors related to transitional services.
5 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.
6 The correction of other immaterial errors affecting revenue, cost of services, and other, net.

	Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$253,426	$(23,669)	1, 6	$229,757
Cost of revenue:
Cost of services	155,578	(17,047)	2, 4, 6	138,531
Depreciation — network	20,833	2,709	3	23,542
Total cost of revenue	176,411	(14,338)		162,073
Gross profit	77,015	(9,331)		67,684
Operating expenses:
General and administrative	64,958	(175)	4	64,783
Sales and marketing	33,001	(92)	4	32,909
Research and development	51,911	2,300	4	54,211
Depreciation and amortization	8,483	—		8,483
Restructuring charges	9,136	—		9,136
Total operating expenses	167,489	2,033		169,522
Operating loss	(90,474)	(11,364)		(101,838)
Other income (expense):
Interest expense	(3,945)	(489)	5	(4,434)
Interest income	200	—		200
Other, net	(2,941)	77	6	(2,864)
Total other expense	(6,686)	(412)		(7,098)
Loss before income taxes	(97,160)	(11,776)		(108,936)
Income tax (benefit)	(18,943)	—		(18,943)
Net loss	$(78,217)	$(11,776)		$(89,993)
Net loss per share:
Basic	$(0.46)	$(0.07)		$(0.53)
Diluted	$(0.46)	$(0.07)		$(0.53)
Weighted-average shares used in per share calculation:
Basic	169,166	169,166		169,166
Diluted	169,166	169,166		169,166
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 /Results from errors related to Open Edge arrangements, whereby previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 Results from errors related to the accounting for transitional services whereby services provided at no charge by College Parent, who has a significant ownership interest in Edgio, are now accounted for as capital contributions and expensed as incurred at the estimated fair value of the services provided, net other errors related to transitional services.
5 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.
6 The correction of other immaterial errors affecting revenue, cost of services, and other, net.

	Three Months Ended June 30, 2022
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$74,312	$(10,726)	1	$63,586
Cost of revenue:
Cost of services	46,088	(7,370)	2, 4	38,718
Depreciation — network	5,903	888	3	6,791
Total cost of revenue	51,991	(6,482)		45,509
Gross profit	22,321	(4,244)		18,077
Operating expenses:
General and administrative	26,927	(115)	4	26,812
Sales and marketing	10,946	(112)	4	10,834
Research and development	12,161	10	4	12,171
Depreciation and amortization	1,508	—		1,508
Restructuring charges	4,368	—		4,368
Total operating expenses	55,910	(217)		55,693
Operating loss	(33,589)	(4,027)		(37,616)
Other income (expense):
Interest expense	(1,315)	(143)	5	(1,458)
Interest income	33	—		33
Other, net	(1,146)	—		(1,146)
Total other expense	(2,428)	(143)		(2,571)
Loss before income taxes	(36,017)	(4,170)		(40,187)
Income tax (benefit)	(19,589)	—		(19,589)
Net loss	$(16,428)	$(4,170)		$(20,598)
Net loss per share:
Basic	$(0.11)	$(0.03)		$(0.14)
Diluted	$(0.11)	$(0.03)		$(0.14)
Weighted-average shares used in per share calculation:
Basic	151,776	151,776		151,776
Diluted	151,776	151,776		151,776
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 Results from errors related to Open Edge arrangements, whereby previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 Results from errors related to the accounting for transitional services whereby services provided at no charge by College Parent, who has a significant ownership interest in Edgio, are now accounted for as capital contributions and expensed as incurred at the estimated fair value of the services provided, net other errors related to transitional services.
5 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Six Months Ended June 30, 2022
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$132,270	$(13,345)	1	$118,925
Cost of revenue:
Cost of services	81,157	(9,766)	2, 4	71,391
Depreciation — network	10,992	1,647	3	12,639
Total cost of revenue	92,149	(8,119)		84,030
Gross profit	40,121	(5,226)		34,895
Operating expenses:
General and administrative	42,760	(115)	4	42,645
Sales and marketing	18,573	(112)	4	18,461
Research and development	21,738	11	4	21,749
Depreciation and amortization	2,540	—		2,540
Restructuring charges	5,066	—		5,066
Total operating expenses	90,677	(216)		90,461
Operating loss	(50,556)	(5,010)		(55,566)
Other income (expense):
Interest expense	(2,628)	(260)	5	(2,888)
Interest income	60	—		60
Other, net	(1,859)	—		(1,859)
Total other expense	(4,427)	(260)		(4,687)
Loss before income taxes	(54,983)	(5,270)		(60,253)
Income tax (benefit)	(19,383)	—		(19,383)
Net loss	$(35,600)	$(5,270)		$(40,870)
Net loss per share:
Basic	$(0.25)	$(0.03)		$(0.28)
Diluted	$(0.25)	$(0.03)		$(0.28)
Weighted-average shares used in per share calculation:
Basic	143,652	143,652		143,652
Diluted	143,652	143,652		143,652
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 Results from errors related to Open Edge arrangements, whereby previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 Results from errors related to the accounting for transitional services whereby services provided at no charge by College Parent, who has a significant ownership interest in Edgio, are now accounted for as capital contributions and expensed as incurred at the estimated fair value of the services provided, net other errors related to transitional services.
5 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Three Months Ended March 31, 2022
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$57,959	$(2,620)	1	$55,339
Cost of revenue:
Cost of services	35,070	(2,397)	2	32,673
Depreciation — network	5,089	759	3	5,848
Total cost of revenue	40,159	(1,638)		38,521
Gross profit	17,800	(982)		16,818
Operating expenses:
General and administrative	15,833	—		15,833
Sales and marketing	7,627	—		7,627
Research and development	9,577	—		9,577
Depreciation and amortization	1,032	—		1,032
Restructuring charges	698	—		698
Total operating expenses	34,767	—		34,767
Operating loss	(16,967)	(982)		(17,949)
Other income (expense):
Interest expense	(1,313)	(118)	4	(1,431)
Interest income	27	—		27
Other, net	(713)	—		(713)
Total other expense	(1,999)	(118)		(2,117)
Loss before income taxes	(18,966)	(1,100)		(20,066)
Income tax expense	206	—		206
Net loss	$(19,172)	$(1,100)		$(20,272)
Net loss per share:
Basic	$(0.14)	$(0.01)		$(0.15)
Diluted	$(0.14)	$(0.01)		$(0.15)
Weighted-average shares used in per share calculation:
Basic	135,528	135,528		135,528
Diluted	135,528	135,528		135,528
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 Results from errors related to Open Edge arrangements, whereby previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Three Months Ended December 31, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$62,885	$(5,707)	1	$57,178
Cost of revenue:
Cost of services	35,065	(4,189)	2	30,876
Depreciation — network	5,215	661	3	5,876
Total cost of revenue	40,280	(3,528)		36,752
Gross profit	22,605	(2,179)		20,426
Operating expenses:
General and administrative	9,147	—		9,147
Sales and marketing	8,141	200	4	8,341
Research and development	5,149	—		5,149
Depreciation and amortization	976	—		976
Restructuring charges	2,627	—		2,627
Total operating expenses	26,040	200		26,240
Operating loss	(3,435)	(2,379)		(5,814)
Other income (expense):
Interest expense	(1,346)	(86)	5	(1,432)
Interest income	30	—		30
Other, net	(242)	—		(242)
Total other expense	(1,558)	(86)		(1,644)
Loss before income taxes	(4,993)	(2,465)		(7,458)
Income tax expense	436	—		436
Net loss	$(5,429)	$(2,465)		$(7,894)
Net loss per share:
Basic	$(0.04)	$(0.02)		$(0.06)
Diluted	$(0.04)	$(0.02)		$(0.06)
Weighted-average shares used in per share calculation:
Basic	134,023	134,023		134,023
Diluted	134,023	134,023		134,023
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 Results from errors related to Open Edge arrangements, whereby previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 Results from other immaterial errors impacting sales and marketing expense.
5 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Three Months Ended September 30, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$55,202	$(7,208)	1	$47,994
Cost of revenue:
Cost of services	33,687	(3,795)	2	29,892
Depreciation — network	5,685	431	3	6,116
Total cost of revenue	39,372	(3,364)		36,008
Gross profit	15,830	(3,844)		11,986
Operating expenses:
General and administrative	10,532	—		10,532
Sales and marketing	5,987	—		5,987
Research and development	5,205	—		5,205
Depreciation and amortization	730	—		730
Restructuring charges	1,770	—		1,770
Total operating expenses	24,224	—		24,224
Operating loss	(8,394)	(3,844)		(12,238)
Other income (expense):
Interest expense	(1,308)	(37)	4	(1,345)
Interest income	17	—		17
Other, net	(209)	—		(209)
Total other expense	(1,500)	(37)		(1,537)
Loss before income taxes	(9,894)	(3,881)		(13,775)
Income tax expense	211	—		211
Net loss	$(10,105)	$(3,881)		$(13,986)
Net loss per share:
Basic	$(0.08)	$(0.03)		$(0.11)
Diluted	$(0.08)	$(0.03)		$(0.11)
Weighted-average shares used in per share calculation:
Basic	126,791	126,791		126,791
Diluted	126,791	126,791		126,791
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 Results from errors related to Open Edge arrangements, whereby previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Nine Months Ended September 30, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$154,745	$(10,808)	1	$143,937
Cost of revenue:
Cost of services	99,708	(7,897)	2	91,811
Depreciation — network	17,293	937	3	18,230
Total cost of revenue	117,001	(6,960)		110,041
Gross profit	37,744	(3,848)		33,896
Operating expenses:
General and administrative	30,944	—		30,944
Sales and marketing	21,619	—		21,619
Research and development	16,520	—		16,520
Depreciation and amortization	1,818	—		1,818
Restructuring charges	10,798	—		10,798
Total operating expenses	81,699	—		81,699
Operating loss	(43,955)	(3,848)		(47,803)
Other income (expense):
Interest expense	(3,899)	(92)	4	(3,991)
Interest income	104	—		104
Other, net	(864)	—		(864)
Total other expense	(4,659)	(92)		(4,751)
Loss before income taxes	(48,614)	(3,940)		(52,554)
Income tax expense	718	—		718
Net loss	$(49,332)	$(3,940)		$(53,272)
Net loss per share:
Basic	$(0.39)	$(0.03)		$(0.42)
Diluted	$(0.39)	$(0.03)		$(0.42)
Weighted-average shares used in per share calculation:
Basic	125,710	125,710		125,710
Diluted	125,710	125,710		125,710
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 Results from errors related to Open Edge arrangements, whereby previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Three Months Ended June 30, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$48,348	$(2,063)	1	$46,285
Cost of revenue:
Cost of services	32,976	(2,307)	2	30,669
Depreciation — network	5,929	310	3	6,239
Total cost of revenue	38,905	(1,997)		36,908
Gross profit	9,443	(66)		9,377
Operating expenses:
General and administrative	7,515	—		7,515
Sales and marketing	5,784	—		5,784
Research and development	5,187	—		5,187
Depreciation and amortization	549	—		549
Restructuring charges	2,155	—		2,155
Total operating expenses	21,190	—		21,190
Operating loss	(11,747)	(66)		(11,813)
Other income (expense):
Interest expense	(1,305)	(33)	4	(1,338)
Interest income	42	—		42
Other, net	(440)	—		(440)
Total other expense	(1,703)	(33)		(1,736)
Loss before income taxes	(13,450)	(99)		(13,549)
Income tax expense	248	—		248
Net loss	$(13,698)	$(99)		$(13,797)
Net loss per share:
Basic	$(0.11)	$—		$(0.11)
Diluted	$(0.11)	$—		$(0.11)
Weighted-average shares used in per share calculation:
Basic	126,050	126,050		126,050
Diluted	126,050	126,050		126,050
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 Results from errors related to Open Edge arrangements, whereby previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Six Months Ended June 30, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$99,543	$(3,600)	1	$95,943
Cost of revenue:
Cost of services	66,021	(4,102)	2	61,919
Depreciation — network	11,608	506	3	12,114
Total cost of revenue	77,629	(3,596)		74,033
Gross profit	21,914	(4)		21,910
Operating expenses:
General and administrative	20,412	—		20,412
Sales and marketing	15,631	—		15,631
Research and development	11,315	—		11,315
Depreciation and amortization	1,089	—		1,089
Restructuring charges	9,028	—		9,028
Total operating expenses	57,475	—		57,475
Operating loss	(35,561)	(4)		(35,565)
Other income (expense):
Interest expense	(2,591)	(55)	4	(2,646)
Interest income	87	—		87
Other, net	(655)	—		(655)
Total other expense	(3,159)	(55)		(3,214)
Loss before income taxes	(38,720)	(59)		(38,779)
Income tax expense	507	—		507
Net loss	$(39,227)	$(59)		$(39,286)
Net loss per share:
Basic	$(0.31)	$—		$(0.31)
Diluted	$(0.31)	$—		$(0.31)
Weighted-average shares used in per share calculation:
Basic	125,170	125,170		125,170
Diluted	125,170	125,170		125,170
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 Results from errors related to Open Edge arrangements, whereby previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Three Months Ended March 31, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$51,195	$(1,537)	1	$49,658
Cost of revenue:
Cost of services	33,021	(1,771)	2, 4	31,250
Depreciation — network	5,679	195	3	5,874
Total cost of revenue	38,700	(1,576)		37,124
Gross profit	12,495	39		12,534
Operating expenses:
General and administrative	12,948	(51)	4	12,897
Sales and marketing	9,835	13	4	9,848
Research and development	6,113	15	4	6,128
Depreciation and amortization	540	—		540
Restructuring charges	6,873	—		6,873
Total operating expenses	36,309	(23)		36,286
Operating loss	(23,814)	62		(23,752)
Other income (expense):
Interest expense	(1,286)	(22)	5	(1,308)
Interest income	45	—		45
Other, net	(214)	—		(214)
Total other expense	(1,455)	(22)		(1,477)
Loss before income taxes	(25,269)	40		(25,229)
Income tax expense	260	—		260
Net loss	$(25,529)	$40		$(25,489)
Net loss per share:
Basic	$(0.21)	$—		$(0.21)
Diluted	$(0.21)	$—		$(0.21)
Weighted-average shares used in per share calculation:
Basic	124,290	124,290		124,290
Diluted	124,290	124,290		124,290
1 Results from errors related to Open Edge arrangements, whereby previously recorded revenue is now classified as financing obligations.
2 Results from errors related to Open Edge arrangements, whereby previously recorded cost of services are now included within property and equipment, net and a portion of the revenue share minimum fee commitment, previously recognized as cost of services, are now allocated to the financing obligation and interest.
3 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful lives within depreciation – network.
4 The correction of other immaterial errors affecting cost of services, general and administrative, sales and marketing, and research and development.
5 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

In the following tables, we have presented a reconciliation of previously reported unaudited consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, the six-month periods ended June 30, 2022 and 2021, and the three-month periods ended March 31, 2022 and 2021 to the restated amounts.

	Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Operating activities
Net loss	$(78,217)	$(11,776)		$(89,993)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,316	2,709	1	32,025
Share-based compensation	22,656	—		22,656
Foreign currency remeasurement loss	614	—		614
Deferred income taxes	(19,117)	—		(19,117)
(Gain) on sale of property and equipment	(47)	—		(47)
Accounts receivable charges	671	—		671
Amortization of premium on marketable securities	526	—		526
Noncash interest expense	634	—		634
Noncash capital contributions from parent	—	3,189	2	3,189
Changes in operating assets and liabilities, net of amounts acquired in business combinations:
Accounts receivable	(33,136)	10,745	3	(22,391)
Prepaid expenses and other current assets	(1,521)	(1,954)	3, 4	(3,475)
Income taxes receivable	(721)	—		(721)
Other assets	(200)	—		(200)
Accounts payable and other current liabilities	52,437	(900)	5	51,537
Deferred revenue	4,831	(77)	4	4,754
Income taxes payable	(424)	—		(424)
Other long-term liabilities	(57)	—		(57)
Net cash (used in) provided by operating activities	(21,755)	1,936		(19,819)
Investing activities
Purchases of marketable securities	(19,781)	—		(19,781)
Sale and maturities of marketable securities	45,191	—		45,191
Purchases of property and equipment	(20,516)	(9,696)	6	(30,212)
Proceeds from sale of property and equipment	47	—		47
Cash acquired in acquisition of business	30,866	(1,037)	4	29,829
Net cash provided by (used in) investing activities	35,807	(10,733)		25,074
Financing activities
Proceeds from issuance of debt, net	—	—		—
Purchase of capped calls	—	—		—
Payment of debt issuance costs	—	—		—
Proceeds from financing obligations	—	12,604	7	12,604
Repayment of financing obligations	—	(3,807)	7	(3,807)
Payments of employee tax withholdings related to restricted stock vesting	(3,371)	—		(3,371)
Proceeds from employee stock plans	9,361	—		9,361
Net cash provided by financing activities	5,990	8,797		14,787
Effect of exchange rate changes on cash and cash equivalents	(2,654)	—		(2,654)
Net increase in cash and cash equivalents	17,388	—		17,388
Cash and cash equivalents, beginning of period	41,918	—		41,918
Cash and cash equivalents, end of period	$59,306	$—		$59,306
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,405	$343	8	$4,748
Cash paid during the period for income taxes, net of refunds	$1,202	$—		$1,202
Common stock issued in connection with acquisition of business	$186,196	$—		$186,196
Common stock contingent consideration related to business combination	$16,300	$—		$16,300
Common stock issued for employee compensation arrangements	$9,419	$—		$9,419
Property and equipment remaining in accounts payable and other current liabilities	$1,298	$25	6	$1,323
Noncash additions to financing receivables	$—	$11,865	3	$11,865

Noncash additions to short-term financing liabilities	$—	$2,919	5	$2,919
Noncash additions to long-term financing liabilities	$—	$8,946	5	$8,946
1 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful life.
2 Results from errors related to the accounting for transitional services whereby services provided at no charge by College Parent, who has a significant ownership interest in Edgio, are now accounted for as capital contributions and expensed as incurred at the estimated fair value of the services provided.
3 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to its reclassification, the timing in recognition of the financing receivables is later than the original recognition of trade receivables.
4 The correction of other immaterial errors affecting deferred revenue, revenue, and the classification of certain cash outflows in operating and financing activities.
5 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as cost of services within accounts payable, are now allocated to the financing obligation and interest.
6 The correction of these errors resulted from errors in accounting for Open Edge arrangements, whereby the carrying value of the Open Edge equipment was previously reflected as a cash inflow in purchases for property and equipment upon sale to the Open Edge partner.
7 Results from errors related to Open Edge arrangements, whereby proceeds from previously recorded revenue are now classified as proceeds from financing obligations and payments related to the revenue share minimum fee commitment, previously recognized as cost of services, are now classified as repayment of the financing obligation and interest paid.
8 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Six Months Ended June 30, 2022
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Operating activities
Net loss	$(35,600)	$(5,270)		$(40,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,532	1,647	1	15,179
Share-based compensation	14,303	—		14,303
Foreign currency remeasurement loss	683	—		683
Deferred income taxes	(19,280)	—		(19,280)
(Gain) on sale of property and equipment	(10)	—		(10)
Accounts receivable charges	278	—		278
Amortization of premium on marketable securities	484	—		484
Noncash interest expense	420	—		420
Noncash capital contributions from parent	—	447	2	447
Changes in operating assets and liabilities, net of amounts acquired in business combinations:
Accounts receivable	(17,956)	7,672	3	(10,284)
Prepaid expenses and other current assets	(4,625)	(558)	3, 4	(5,183)
Income taxes receivable	(555)	—		(555)
Other assets	1,126	(120)		1,006
Accounts payable and other current liabilities	26,671	42	5	26,713
Deferred revenue	1,867	38	4	1,905
Income taxes payable	(603)	—		(603)
Other long-term liabilities	(57)	—		(57)
Net cash (used in) provided by operating activities	(19,322)	3,898		(15,424)
Investing activities
Purchases of marketable securities	(8,179)	—		(8,179)
Sale and maturities of marketable securities	22,871	—		22,871
Purchases of property and equipment	(18,325)	(5,531)	6	(23,856)
Proceeds from sale of property and equipment	10	—		10
Cash acquired in acquisition of business	30,866	(1,037)	4	29,829
Net cash provided by (used in) investing activities	27,243	(6,568)		20,675
Financing activities
Proceeds from issuance of debt, net	—	—		—
Purchase of capped calls	—	—		—
Payment of debt issuance costs	—	—		—
Proceeds from financing obligations	—	5,502	7	5,502
Repayment of financing obligations	—	(2,832)	7	(2,832)
Payments of employee tax withholdings related to restricted stock vesting	(1,809)	—		(1,809)

Proceeds from employee stock plans	8,771	—		8,771
Net cash provided by financing activities	6,962	2,670		9,632
Effect of exchange rate changes on cash and cash equivalents	(1,626)	—		(1,626)
Net increase in cash and cash equivalents	13,257	—		13,257
Cash and cash equivalents, beginning of period	41,918	—		41,918
Cash and cash equivalents, end of period	$55,175	$—		$55,175
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,208	$238	8	$2,446
Cash paid during the period for income taxes, net of refunds	$1,002	$—		$1,002
Common stock issued in connection with acquisition of business	$186,146	$—		$186,146
Common stock contingent consideration related to business combination	$16,900	$—		$16,900
Common stock issued for employee compensation arrangements	$9,419	$—		$9,419
Property and equipment remaining in accounts payable and other current liabilities	$1,100	$39	6	$1,139
Noncash additions to financing receivables	$—	$10,489	3	$10,489
Noncash additions to short-term financing liabilities	$—	$2,627	5	$2,627
Noncash additions to long-term financing liabilities	$—	$7,862	5	$7,862
1 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful life.
2 Results from errors related to the accounting for transitional services whereby services provided at no charge by College Parent, who has a significant ownership interest in Edgio, are now accounted for as capital contributions and expensed as incurred at the estimated fair value of the services provided.
3 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to its reclassification, the timing in recognition of the financing receivables is later than the original recognition of trade receivables.
4 The correction of other immaterial errors affecting deferred revenue, revenue, and the classification of certain cash flows in operating and financing activities.
5 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as cost of services within accounts payable, are now allocated to the financing obligation and interest.
6 The correction of these errors resulted from the errors in accounting for Open Edge arrangements, whereby the carrying value of the Open Edge equipment was previously reflected as a cash inflow in purchases for property and equipment upon sale to the Open Edge partner.
7 Results from errors related to Open Edge arrangements, whereby proceeds from previously recorded revenue are now classified as proceeds from financing obligations and payments related to the revenue share minimum fee commitment, previously recognized as cost of services, are now classified as repayment of the financing obligation and interest paid.
8 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Three Months Ended March 31, 2022
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Operating activities
Net loss	$(19,172)	$(1,100)		$(20,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,121	759	1	6,880
Share-based compensation	7,012	—		7,012
Foreign currency remeasurement loss	242	—		242
Deferred income taxes	(2)	—		(2)
Gain on sale of property and equipment	—	—		—
Accounts receivable charges	272	—		272
Amortization of premium on marketable securities	280	—		280
Noncash interest expense	209	—		209
Changes in operating assets and liabilities:
Accounts receivable	(13,095)	934	2	(12,161)
Prepaid expenses and other current assets	(3,174)	446	2, 3	(2,728)
Income taxes receivable	(2)	—		(2)
Other assets	834	(368)		466
Accounts payable and other current liabilities	3,625	188	4	3,813
Deferred revenue	(911)	43	3	(868)
Income taxes payable	(655)	—		(655)
Other long term liabilities	(55)	—		(55)
Net cash (used in) provided by operating activities	(18,471)	902		(17,569)
Investing activities

Purchases of marketable securities	(6,839)	—		(6,839)
Sale and maturities of marketable securities	9,087	—		9,087
Purchases of property and equipment	(5,350)	(513)	5	(5,863)
Proceeds from sale of property and equipment	—	—		—
Cash used for acquisition of business	492	(655)	3	(163)
Net cash (used in) investing activities	(2,610)	(1,168)		(3,778)
Financing activities
Proceeds from issuance of debt, net	—	—		—
Purchase of capped calls	—	—		—
Payment of debt issuance costs	—	—		—
Proceeds from financing obligations	—	1,602	6	1,602
Repayment of financing obligations	—	(1,336)	6	(1,336)
Payments of employee tax withholdings related to restricted stock vesting	(1,285)	—		(1,285)
Proceeds from employee stock plans	7,986	—		7,986
Net cash provided by financing activities	6,701	266		6,967
Effect of exchange rate changes on cash and cash equivalents	(363)	—		(363)
Net (decrease) in cash and cash equivalents	(14,743)	—		(14,743)
Cash and cash equivalents, beginning of period	41,918	—		41,918
Cash and cash equivalents, end of period	$27,175	$—		$27,175
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,198	$84	7	$2,282
Cash paid during the period for income taxes, net of refunds	$868	$—		$868
Property and equipment remaining in accounts payable and other current liabilities	$2,022	$4	5	$2,026
Noncash additions to financing receivables	$—	$2,779	2	$2,779
Noncash additions to short-term financing liabilities	$—	$774	4	$774
Noncash additions to long-term financing liabilities	$—	$2,005	4	$2,005

1 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful life.
2 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to its reclassification, the timing in recognition of the financing receivables is later than the original recognition of trade receivables.
3 The correction of other immaterial errors affecting deferred revenue, revenue, and the classification of certain cash flows in operating and financing activities.
4 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as cost of services within accounts payable, are now allocated to the financing obligation and interest.
5 The correction of these errors resulted from errors in accounting for Open Edge arrangements, whereby the carrying value of the Open Edge equipment was previously reflected as a cash inflow in purchases for property and equipment upon sale to the Open Edge partner.
6 Results from errors related to Open Edge arrangements, whereby proceeds from previously recorded revenue are now classified as proceeds from financing obligations and payments related to the revenue share minimum fee commitment, previously recognized as cost of services, are now classified as repayment of the financing obligation and interest paid.
7 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Nine Months Ended September 30, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Operating activities
Net loss	$(49,332)	$(3,940)		$(53,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,111	937	1	20,048
Share-based compensation	16,477	—		16,477
Foreign currency remeasurement (gain)	(66)	—		(66)
Deferred income taxes	(198)	—		(198)
(Gain) on sale of property and equipment	(219)	—		(219)
Accounts receivable charges	1,047	—		1,047
Amortization of premium on marketable securities	1,597	—		1,597
Noncash interest expense	604	—		604
Changes in operating assets and liabilities, net of amounts acquired in business combinations:
Accounts receivable	(13,037)	7,090	2	(5,947)

Prepaid expenses and other current assets	1,678	(53)	2	1,625
Income taxes receivable	4	—		4
Other assets	2,017	—		2,017
Accounts payable and other current liabilities	8,163	(402)	3	7,761
Deferred revenue	4,640	(287)	4	4,353
Income taxes payable	210	—		210
Other long-term liabilities	(26)	—		(26)
Net cash used in operating activities	(7,330)	3,345		(3,985)
Investing activities
Purchases of marketable securities	(44,838)	—		(44,838)
Sale and maturities of marketable securities	84,000	—		84,000
Purchases of property and equipment	(11,909)	(4,288)	5	(16,197)
Proceeds from sale of property and equipment	219	—		219
Cash (used for) acquisition of business	(30,968)	—		(30,968)
Net cash (used in) investing activities	(3,496)	(4,288)		(7,784)
Financing activities
Proceeds from issuance of debt, net	—	—		—
Purchase of capped calls	—	—		—
Payment of debt issuance costs	(30)	—		(30)
Proceeds from financing obligations	—	3,540	6	3,540
Repayment of financing obligations	—	(2,597)	6	(2,597)
Payments of employee tax withholdings related to restricted stock vesting	(1,315)	—		(1,315)
Proceeds from employee stock plans	5,460	—		5,460
Net cash provided by financing activities	4,115	943		5,058
Effect of exchange rate changes on cash and cash equivalents	(499)	—		(499)
Net (decrease) in cash and cash equivalents	(7,210)	—		(7,210)
Cash and cash equivalents, beginning of period	46,795	—		46,795
Cash and cash equivalents, end of period	$39,585	$—		$39,585
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,460	$87	7	$4,547
Cash paid during the period for income taxes, net of refunds	$714	$—		$714
Common stock issued in connection with acquisition of business	$18,433	$—		$18,433
Property and equipment remaining in accounts payable and other current liabilities	$1,166	$150	5	$1,316
Noncash additions to financing receivables	$—	$9,495	2	$9,495
Noncash additions to short-term financing liabilities	$—	$3,731	3	$3,731
Noncash additions to long-term financing liabilities	$—	$5,764	3	$5,764

1 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful life.
2 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to its reclassification, the timing in recognition of the financing receivables is later than the original recognition of trade receivables.
3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as cost of services within accounts payable, are now allocated to the financing obligation and interest.
4 The correction of other immaterial errors affecting deferred revenue and revenue.
5 The correction of these errors resulted from errors in accounting for Open Edge arrangements, whereby the carrying value of the Open Edge equipment was previously reflected as a cash inflow in purchases for property and equipment upon sale to the Open Edge partner.
6 Results from errors related to Open Edge arrangements, whereby proceeds from previously recorded revenue are now classified as proceeds from financing obligations and payments related to the revenue share minimum fee commitment, previously recognized as cost of services, are now classified as repayment of the financing obligation and interest paid.
7 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Six Months Ended June 30, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Operating activities
Net loss	$(39,227)	$(59)		$(39,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,697	506	1	13,203
Share-based compensation	12,820	—		12,820
Foreign currency remeasurement loss	186	—		186
Deferred income taxes	(81)	—		(81)
(Gain) on sale of property and equipment	(107)	—		(107)
Accounts receivable charges	847	—		847
Amortization of premium on marketable securities	1,182	—		1,182
Noncash interest expense	400	—		400
Changes in operating assets and liabilities, net of amounts acquired in business combinations:
Accounts receivable	5,962	949	2	6,911
Prepaid expenses and other current assets	439	213	2	652
Income taxes receivable	10	—		10
Other assets	912	—		912
Accounts payable and other current liabilities	6,732	(78)	3	6,654
Deferred revenue	(357)	(228)	4	(585)
Income taxes payable	141	—		141
Other long-term liabilities	(111)	—		(111)
Net cash (used in) provided by operating activities	2,445	1,303		3,748
Investing activities
Purchases of marketable securities	(31,411)	—		(31,411)
Sale and maturities of marketable securities	31,715	—		31,715
Purchases of property and equipment	(9,614)	(1,918)	5	(11,532)
Proceeds from sale of property and equipment	107	—		107
Cash acquired in acquisition of business	—	—		—
Net cash (used in) investing activities	(9,203)	(1,918)		(11,121)
Financing activities
Proceeds from issuance of debt, net	—	—		—
Purchase of capped calls	—	—		—
Payment of debt issuance costs	(30)	—		(30)
Proceeds from financing obligations	—	2,415	6	2,415
Repayment of financing obligations	—	(1,800)	6	(1,800)
Payments of employee tax withholdings related to restricted stock vesting	(1,098)	—		(1,098)
Proceeds from employee stock plans	5,460	—		5,460
Net cash provided by financing activities	4,332	615		4,947
Effect of exchange rate changes on cash and cash equivalents	(304)	—		(304)
Net (decrease) in cash and cash equivalents	(2,730)	—		(2,730)
Cash and cash equivalents, beginning of period	46,795	—		46,795
Cash and cash equivalents, end of period	$44,065	$—		$44,065
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,262	$58	7	$2,320
Cash paid during the period for income taxes, net of refunds	$440	$—		$440
Property and equipment remaining in accounts payable and other current liabilities	$1,552	$236	5	$1,788
Noncash additions to financing receivables	$—	$3,615	2	$3,615
Noncash additions to short-term financing liabilities	$—	$1,954	3	$1,954
Noncash additions to long-term financing liabilities	$—	$1,661	3	$1,661

1 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful life.
2 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to its reclassification, the timing in recognition of the financing receivables is later than the original recognition of trade receivables.

3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as cost of services within accounts payable, are now allocated to the financing obligation and interest.
4 The correction of other immaterial errors affecting deferred revenue and revenue.
5 The correction of these errors resulted from errors in accounting for Open Edge arrangements, whereby the carrying value of the Open Edge equipment was previously reflected as a cash inflow in purchases for property and equipment upon sale to the Open Edge partner.
6 Results from errors related to Open Edge arrangements, whereby proceeds from previously recorded revenue are now classified as proceeds from financing obligations and payments related to the revenue share minimum fee commitment, previously recognized as cost of services, are now classified as repayment of the financing obligation and interest paid.
7 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

	Three Months Ended March 31, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Operating activities
Net loss	$(25,529)	$40		$(25,489)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,219	195	1	6,414
Share-based compensation	8,562	—		8,562
Foreign currency remeasurement (gain)	(71)	—		(71)
Deferred income taxes	(10)	—		(10)
Accounts receivable charges	466	—		466
Amortization of premium on marketable securities	609	—		609
Noncash interest expense	199	—		199
Changes in operating assets and liabilities:
Accounts receivable	2,059	1,214	2	3,273
Prepaid expenses and other current assets	446	394	2	840
Income taxes receivable	(36)	—		(36)
Other assets	399	—		399
Accounts payable and other current liabilities	5,209	95	3	5,304
Deferred revenue	(84)	(78)	4	(162)
Income taxes payable	73	—		73
Other long term liabilities	(3)	—		(3)
Net cash (used in) provided by operating activities	(1,492)	1,860		368
Purchases of marketable securities	(10,874)	—		(10,874)
Sale and maturities of marketable securities	5,897	—		5,897
Purchases of property and equipment	(6,628)	(954)	5	(7,582)
Net cash (used in) investing activities	(11,605)	(954)		(12,559)
Financing activities
Proceeds from financing obligations	—	—		—
Repayment of financing obligations	—	(906)	6	(906)
Payments of employee tax withholdings related to restricted stock vesting	(671)	—		(671)
Proceeds from employee stock plans	2,847	—		2,847
Net cash provided by (used in) financing activities	2,176	(906)		1,270
Effect of exchange rate changes on cash and cash equivalents	(254)	—		(254)
Net (decrease) in cash and cash equivalents	(11,175)	—		(11,175)
Cash and cash equivalents, beginning of period	46,795	—		46,795
Cash and cash equivalents, end of period	$35,620	$—		$35,620
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,252	$28	7	$2,280
Cash paid during the period for income taxes, net of refunds	$229	$—		$229
Property and equipment remaining in accounts payable	$3,354	$60	5	$3,414
Noncash additions to financing receivables	$—	$2,100	2	$2,100
Noncash additions to short-term financing liabilities	$—	$1,246	3	$1,246
Noncash additions to long-term financing liabilities	$—	$854	3	$854

1 Results from errors related to Open Edge arrangements, whereby equipment sold previously recognized within cost of services are now included in property and equipment, net, and depreciated over their remaining useful life.
2 Results from errors related to Open Edge arrangements, whereby trade receivables from equipment sales are now classified as financing receivables and recognized within prepaid expenses and other current assets. In addition to its reclassification, the timing in recognition of the financing receivables is later than the original recognition of trade receivables.
3 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized as cost of services within accounts payable, are now allocated to the financing obligation and interest.
4 The correction of other immaterial errors affecting deferred revenue and revenue.
5 The correction of these errors resulted from errors in accounting for Open Edge arrangements, whereby the carrying value of the Open Edge equipment was previously reflected as a cash inflow in purchases for property and equipment upon sale to the Open Edge partner.
6 Results from errors related to Open Edge arrangements, whereby proceeds from previously recorded revenue are now classified as proceeds from financing obligations and payments related to the revenue share minimum fee commitment, previously recognized as cost of services, are now classified as repayment of the financing obligation and interest paid.
7 Results from errors related to Open Edge arrangements, whereby a portion of the revenue share minimum fee commitment, which were previously recognized cost of services, are now recognized as interest expense on financing obligations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective because of material weaknesses in internal control over financial reporting described below.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting, designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective because of material weaknesses in internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We have identified the following unremediated material weaknesses in internal control over financial reporting as of December 31, 2022:
1) Non-routine/complex transactions

We identified deficiencies related to the design of controls to analyze, account for and disclose complex transactions included in certain contractual arrangements such as (i) the “Open Edge” agreements and (ii) the Transition Service Agreement entered into between the company and Yahoo, Inc. as part of the Edgecast acquisition during the second quarter of 2022 (both of which resulted in the restatement of our previously issued consolidated financial statements, as described in Note 3). We also identified deficiencies in the design of certain other controls related to the Edgecast acquisition, including those that related to the identification of proper inputs and assumptions used in valuation models and a lack of sufficiently precise review of opening balance sheet accounts. Specifically, given the complexity of these agreements, we determined there was a lack of sufficient technical accounting personnel involved with the review and evaluation of these contractual agreements and transactions to ensure they were accounted for in accordance with US GAAP and in order to prevent or detect material misstatements on a timely basis.

2) Revenue accounting system controls

We identified deficiencies related to the design of application controls and information technology dependent manual controls related to certain revenue processes. There was inaccurate data aggregation and processing of revenue events within our storage revenue systems, a lack of controls to identify and resolve errors if and when they occur, and a lack of sufficient documentation over the review of underlying data and reports used in the revenue accounting process. In addition, the operation of controls related to the precision of review of certain content delivery agreements entered into during 2022 was not sufficient.

3) Financial close and reporting processes

We identified certain operating deficiencies related to the control activities related to segregation of duties controls over the preparation and review of journal entries. In addition, we identified certain operating deficiencies over the performance of certain account reconciliations, which was impacted by the growth in the organization from the Edgecast acquisition, and our ongoing effort to expand the accounting team during 2022.
These material weaknesses did not result from a change in published accounting guidance during the relevant time period or override of controls or misconduct, nor has the Audit Committee been informed of any issues related to an override of controls or misconduct.
In accordance with SEC staff guidance permitting the registrants to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we excluded Edgecast from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. As discussed in Note 4 to our consolidated financial statements, we acquired Edgecast in June 2022. We have included the results of Edgecast in our consolidated financial statements from the date of acquisition. Total revenue excluded from our assessment of internal control over financial reporting represented approximately 40% of our consolidated total revenue in 2022. We have commenced the process of incorporating and aligning the internal control over financial reporting of Edgecast, into our internal control over financial reporting framework.
Remediation Activities
We are in the process of remediating these material weaknesses and will continue to do so until such remediation is complete. Steps we have taken since the fourth quarter of 2022, include, but are not limited to:
•Increase the use of qualified internal or third-party resources with accounting expertise on complex and/or non-routine transactions who will provide accounting interpretation guidance to assist us in identifying and addressing any issues that affect our consolidated financial statements;
•Establish a steering committee to improve internal communications among the legal, sales, operations and finance departments, bolster identification and review of non-standard revenue and other non-routine transactions and augment personnel and resources as necessary;
•Provide training to the finance organization on our product offerings to bolster finance teams' knowledge of operational issues that could impact accounting for non-standard revenue and other non-routine transactions as well as system reports and underlying data used to support the finance function;
•Improve business applications and reporting; and
•Enhance our risk assessment process to identify and assess risks of material misstatements and ensure that the impacted financial reporting processes and related internal controls are properly designed, maintained, and executed to respond to those risks in our financial reporting.
We believe these steps will address the underlying cause of the material weaknesses which resulted from an insufficient complement of resources with an appropriate level of accounting knowledge, expertise and training to evaluate the accounting implications of non-standard revenue and other non-routine transactions commensurate as well as system reports and underlying data with our financial reporting requirements.
As we work to improve our internal control over financial reporting, we may modify our remediation plan and may implement additional measures as we continue to review, optimize and enhance our financial reporting controls and procedures in the ordinary course. We believe that these remediation actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. Material weaknesses are not considered remediated until the new controls have been operational for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. We are committed to the continuous improvement of our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Edgio, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Edgio, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Edgio, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to:
•Non-routine/complex transactions
•Revenue accounting systems
•Financial close and reporting

As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Edgecast, Inc., which is included in the 2022 consolidated financial statements of the Company and constituted approximately 40% of total revenue for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Edgecast, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated June 29, 2023 which expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Phoenix, Arizona
June 29, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information About the Executive Officers

The information required by this item relating to Edgio's executive officers is included under the caption “Information about Edgio's Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

Information About the Directors
Edgio has a classified board. The Edgio board currently consists of three Class I directors, three Class II directors, and three Class III directors. At each annual meeting, directors are elected for a term of three years to succeed those directors whose terms expire on the annual meeting dates or until their respective successors are duly elected and qualified.
The Board is presently composed of nine members, eight of whom are independent directors. Robert Lyons, Edgio's CEO, serves as a director on the Board and was re-elected as a Class III Board member in 2022.
Below is a brief account of each director’s business experience and the attributes that led to the conclusion that each director should serve as a director for Edgio. The Board believes that each director and nominee individually has the necessary skills and experiences that, taken together, provide us with the variety and depth of knowledge and judgment necessary to provide effective oversight of Edgio's business.
Class I Directors
Walter D. Amaral
Experienced Financial and Technology Executive
Mr. Amaral, 71, has served as a director on Edgio's Board since 2007, and was the Chairman of Edgio's Board from 2013 through 2021. Mr. Amaral served as Senior Vice President and Chief Financial Officer of SiRF Technology Holdings, Inc., a provider of GPS enabled technology, from 2000 to 2006. Prior to that, from 1997 to 2000, Mr. Amaral served as Senior Vice President and Chief Financial Officer of S3 Incorporated. From 1995 to 1997, Mr. Amaral served as Senior Vice President and Chief Financial Officer of NetManage, Inc., a software company. From 1992 to 1995, Mr. Amaral served as Senior Vice President and Chief Financial Officer of Maxtor Corporation, a computer storage device company. From 1977 to 1992, Mr. Amaral worked in several finance and marketing positions, the most recent of which was Corporate Controller, at Intel Corporation. Mr. Amaral holds a B.S. in Accounting from California State University, San Jose.
Mr. Amaral served as the Chairman of Edgio's Board for eight years and is currently the Chairman of the Audit Committee. Mr. Amaral also serves as a member of Edgio's Compensation Committee and Nominating and Governance Committee. He brings a valuable perspective to the Board and the Audit Committee based on his extensive financial and business executive leadership experience in the technology and software industries, having served as Senior Vice President and Chief Financial Officer of each of SiRF Technology Holdings, S3, NetManage, and Maxtor Corporation. In addition, Mr. Amaral has an educational background in accounting. Mr. Amaral’s background and experience makes him qualified to serve as the Audit Committee Financial Expert. As a result of these and other professional experiences, Mr. Amaral possesses particular knowledge and experience in software and other technology industries and has relevant accounting and financial expertise and independence that strengthens the Board’s collective qualifications, skills, and experience.
Scott A. Genereux
Senior Vice President and CRO, Rockwell Automation
Mr. Genereux, 60, has served as a director on Edgio's Board since 2017. Mr. Genereux is a member of the Compensation Committee and served as the Chair of Edgio's Compensation Committee through the 1st half of 2022. Mr. Genereux is also a member of the Nominating and Governance Committee and recently transitioned to Chair of the Nominating and Governance Committee. Mr. Genereux has been the Senior Vice President and Chief Revenue Officer of Rockwell Automation, the world's largest company dedicated to industrial automation and digital transformation, since 2021. Prior to that, from 2017 to 2020, Mr. Genereux was the Executive Vice President of Worldwide Field Operations at Veritas, a provider of information management services that enable organizations to harness the power of information. From 2012 through 2017, Mr. Genereux was at Oracle, a provider of comprehensive and fully integrated stack of cloud applications and platform services. At Oracle, he served as the SVP of Cloud Converged Infrastructure from 2014 through 2017, and the SVP of Global Cloud

Infrastructure from 2012 through 2014. From 2010 through 2012, Mr. Genereux was the President and CEO of Nirvanix, a provider of enterprise-class cloud storage services designed specifically for customers with expectations of extreme security, reliability and redundancy. Mr. Genereux has also held senior executive positions with QLogic, DataDirect Networks, and Hitachi, Ltd. Mr. Genereux received his BS in Management Information Systems from California State University at Northridge in 1988. He is also an alumnus of Harvard Business School’s Advanced Management Program in 2004.
Mr. Genereux has been a sales and marketing executive for nearly three decades. Mr. Genereux is the Senior Vice President and Chief Revenue Officer of Rockwell Automation, and held executive positions at Veritas, Oracle, Nirvanix, QLogic, DataDirect Networks, and Hitachi. Mr. Genereux's deep understanding of sales and marketing strategy, his vision, and years of executive leadership strengthen the Board’s collective qualifications, skills, and experience.
Patricia Parra Hadden
Senior Vice President, Google
Ms. Hadden, 47, has served as a director on Edgio's Board since 2018. Ms. Hadden serves on Edgio's Nominating and Governance Committee. Since 2021, Ms. Hadden has been head of Google Growth Lab, a global growth marketing center of excellence supporting Google’s consumer apps, devices, and business solutions that billions of users choose every day. Previously, Ms. Hadden was head of Growth Marketing and part of the launch executive team at NBCUniversal’s streaming service, Peacock TV. She held other executive roles at NBCUniversal including Senior Vice President, Investment Partnerships and Audience Development of Digital Enterprises. Prior to NBCUniversal, Ms. Hadden was the Chief Marketing Officer for Shazam, a mobile application that recognizes music, television, and media. Earlier in her career, she held senior management positions at Ouya, Hulu and Home Box Office. Ms. Hadden received her B.A. from Middlebury College and her M.B.A. with distinction in Marketing and Finance from Columbia Business School in New York.
Ms. Hadden brings to the Edgio Board executive leadership and a deep industry knowledge with a thorough understanding of the business model and the critical needs of the video content delivery customer. Ms. Hadden possesses particular knowledge and experience that strengthens the Edgio Board’s collective qualifications, skills, and experience.
Class II Directors
Doug Bewsher
Executive-in-Residence, ArrowRoot Capital
Mr. Bewsher, 54, has served as a director on Edgio's Board since 2017. Mr. Bewsher serves on Edgio's Nominating and Governance Committee. Since 2021, Mr. Bewsher has been an Executive-in-Residence at ArrowRoot Capital, a global growth equity firm focused on investments in B2B software companies. Prior to that, from 2014 through 2021, Mr. Bewsher was the Chief Executive Officer of Leadspace, the leading Customer Data Platform for B2B Sales and Marketing. From 2012 through 2013, Mr. Bewsher was the Chief Marketing Officer at Salesforce, the world's pre-eminent enterprise cloud software company, following his role as Chief Marketing Officer for Skype through its sale to Microsoft. Mr. Bewsher has also held senior leadership positions on both the advisory and client side of marketing, including co-leading McKinsey's North American CRM Practice, running the San Francisco office for Digitas, and serving as Global Customer Marketing Director for Vodafone PLC. Mr. Bewsher received his MBA from INSEAD Paris in 1996, and his MA in Physics from Oxford University in 1989.
Mr. Bewsher brings to Edgio's Board years of experience as a marketing executive. In addition to his current role as Executive-in-Residence at ArrowRoot Capital, Mr. Bewsher was the Chief Executive Officer at Leadspace, and was the Chief Marketing Officer at Salesforce and Skype, and held other senior leadership positions at McKinsey, Digitas, and Vodafone. Mr. Bewsher's experience and instincts in marketing, and his strategic business savvy strengthen the Board’s collective qualifications, skills, and experience.
Dianne Ledingham
Experienced Technology and Software Executive, Bain & Company
Ms. Ledingham, 60, has served as a director on Edgio's Board since 2022. Ms. Ledingham serves as Chair of the Compensation Committee and is a member of the Audit Committee and Nominating and Governance Committee. Ms. Ledingham is an Advisory Partner in Bain & Company’s Boston office, a leader in Bain’s Customer Strategy & Marketing practice, and the firm’s Telecom, Media and Technology practices. With her 30-plus year tenure at Bain, Ms. Ledingham is one of the firm’s most prominent leaders in commercial and sales excellence with experience across a range of industries and particular depth in technology and software. In addition, Ms. Ledingham has served on each of Bain’s governance committees including serving on Bain’s Board of Directors, serving on Bain’s Global Compensation and Promotion Committee, including as elected Chair, and serving on Bain’s Global Nominating Committee, as elected Chair. Additionally, Ms. Ledingham is currently serving on the board of City Year Boston, and former Chair, as well as Treasurer on the board of Ventures for Hope. Ms. Ledingham holds a degree in electrical engineering with honors from Brown University and an M.B.A. degree with distinction from Harvard Business School.
Ms. Ledingham brings to Edgio's Board years of experience as an advisor in the telecom, media and technology industry. Ms. Ledingham’s experience in technology and software strengthen the Board’s collective qualifications, skills and experience.
E-Fei Wang
Apollo Global Management
Mr. Wang, 30, has served as a director on Edgio's Board since 2022. Mr. Wang is a member of the Nominating and Governance Committee. E-Fei Wang is an associate at Apollo, where he has worked since 2017, focusing on private equity investing across various sectors, including industrials, metals, aerospace, packaging, travel and Internet/media. Prior to joining Apollo, Mr. Wang was an investment banking analyst at Evercore from 2015 through 2017. Mr. Wang serves on the Board of Directors of Yahoo!. Mr. Wang graduated from Rice University with a BA in Chemical and Biomolecular Engineering.
Mr. Wang brings to Edgio's Board years of experience in investment banking and strategic investing. Ms. Wang’s investment advisory experience in technology strengthens the Board’s collective qualifications, skills and experience.
Class III Directors
Robert Lyons
President and CEO, Edgio
Mr. Lyons, 55, has served as Edgio's President, CEO, and as a director since February 2021. He brings a 25-year track record of successfully unlocking enterprise value through strategic revitalization, improved profitability, and growth. Mr. Lyons is an accomplished executive with extensive experience building and executing value creation strategies across various industry segments including telecommunications, high technology, healthcare, and financial services. Prior to joining Edgio, Mr. Lyons was most recently CEO of Alert Logic from 2018 to 2020, where he led the company through a multi-year strategic reposition that resulted in becoming a global leader in cybersecurity, specifically in managed threat detection and response. Prior to Alert Logic, Mr. Lyons held executive positions at Connexions Loyalty/Affinion Group, a developer and marketer of customer loyalty solutions, from 2014 to 2018, Ascend Learning from 2012 to 2014, and Stream Global Services from 2009 to 2011.
As Edgio's President and CEO, Mr. Lyons is uniquely qualified to lead Edgio into the next phase of accelerated growth, profitability, and innovation. His passion for the customer and demonstrated track record of building high performing, innovative organizations aligns with Edgio's strategic objective to build on Edgio's current strengths and become a leader in delivering edge-based solutions. As Edgio's CEO, Mr. Lyons is engaged in all aspects of Edgio's business, and is able to provide an insider’s perspective in Board discussions about the business and strategic direction of Edgio. He is a seasoned leader with deep experience in scaling technology businesses and creating stockholder value, all of which are relevant to leading Edgio as CEO, and influencing Edgio's strategic direction as a member of Edgio's Board.
Mr. Lyons graduated from Rensselaer Polytechnic Institute and received an undergraduate degree from Moravian College.
Reed Rayman
Partner, Apollo Global Management
Mr. Rayman, 37, has served as a director on Edgio's Board since 2022. Mr. Rayman serves on Edgio's Nominating and Governance Committee. Reed Rayman is a partner at Apollo, where he has worked since 2010. Mr. Rayman previously was employed by Goldman Sachs & Co. in both its Industrials Investment Banking and Principal Strategies groups from 2008 to 2010. Mr. Rayman serves on the board of directors of ADT, Yahoo!, Careerbuilder, Shutterfly, Coinstar and EcoATM. He previously served on the board of directors of Mood Media and Redbox. Mr. Rayman graduated cum laude from Harvard with an AB in Economics. He is actively involved with the TEAK Fellowship, having served as a mentor and on the Next Generation Board, and also serves on the Private Equity Executive Council of the UJA Federation of New York.
Mr. Rayman’s financial and business leadership experience as Partner at Apollo and his prior investment banking experience provides a strong financial and strategic investment banking experience to the Board. He also has an educational background in economics. As a result of these and other professional experiences, Mr. Rayman possesses particular knowledge and experience that strengthens the Board’s collective qualifications, skills, and experience.
David C. Peterschmidt
Non-Executive Chairman, Edgio
Mr. Peterschmidt, 71, has served as a director on Edgio's Board since 2007, and was appointed as the Chairman of Edgio's Board in April 2021. Mr. Peterschmidt was the Chief Executive Officer and member of the board of directors of CIBER, Inc., a global information technology consulting services and outsourcing company from 2010 to 2014. Prior to joining CIBER, Inc., Mr. Peterschmidt served as President and Chief Executive Officer of Openwave Systems, Inc. from 2004 to 2007. Prior to that, Mr. Peterschmidt served as Chief Executive Officer and Chairman of Securify, Inc., from 2003 to 2004 and also as Chief Executive Officer and Chairman of Inktomi, Inc. from 1996 to 2003. Mr. Peterschmidt received a B.A. in Political Science from the University of Missouri and an M.A. from Chapman College.
Mr. Peterschmidt is a strong partner and brings to Edgio's Board and Audit Committee a broad range of operational and transformational experience in technology coupled with deep understanding of Edgio's business and industry. Mr. Petershmidt's significant business and financial leadership experience includes having served as the Chief Executive Officer of each of CIBER, Openwave Systems, Securify, and Inktomi. Mr. Peterschmidt also has outside director experience as a director of Savvis Corporation and CIBER. As a result of these and other professional experiences, Mr. Peterschmidt possesses particular knowledge and experience and has relevant accounting and financial expertise and independence that strengthens the Board’s collective qualifications, skills, and experience. His experience also uniquely qualifies him to lead Edgio's Board as we position Edgio for growth, profitability, and creation of stockholder value.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and certain officers, as well as persons who own more than 10 percent of our common stock, to file with the SEC initial reports of beneficial ownership on Form 3 and reports of subsequent changes in beneficial ownership on Form 4 or Form 5. Based solely on our review of these forms filed with the SEC, and certifications from our executive officers and directors that no other reports were required for such persons, we believe that all directors and officers and greater than 10 percent shareholders complied with the filing requirements applicable to them for the fiscal year ended December 31, 2022 in a timely manner.
Board, Committee Composition, and Independence Determinations
Edgio's directors are divided into three classes, with each class of directors serving for staggered three-year terms. Edgio's Board has three standing committees: Audit, Nominating and Governance, and Compensation. Each of these committees has adopted a written charter. All members of the committees are appointed by the Board, and are non-executive directors. The Board has determined that the members of each committee meet the requirements for independence under applicable Nasdaq and SEC rules and regulations for committee membership. The Board further determined that none of its current directors, except Edgio's CEO, Bob Lyons, have any material relationship with Edgio, and are each independent.

The Nominating and Governance Committee made changes to its members in May 2023 in order to streamline processes and better allocate board expertise and resources. Each committee, its membership as of July 1, 2023, its function, and the number of meetings held during fiscal 2022 are described below.

				Committee Memberships
Name and Title	Director Since	Class (1)	Independent	Audit	Comp	Nom & Gov
WALTER D. AMARAL	2007	Class I	✔
SCOTT GENEREUX	2017	Class I	✔
PATRICIA HADDEN	2018	Class I	✔
DOUG BEWSHER	2017	Class II	✔
DIANNE LEDINGHAM	2022	Class II	✔
E-FEI WANG	2022	Class II	✔
REED RAYMAN	2022	Class III	✔
DAVID C. PETERSCHMIDT (2)	2007	Class III	✔
Non-Executive Chairman
BOB LYONS (3)	2021	Class III
President and CEO

(1)	Terms for Class I directors expire at the 2023 Annual Meeting.
(2)	Effective June 15, 2022, Dianne Ledingham was appointed to the Board as a new independent director to fill a newly created vacancy.
(3)
Effective June 15, 2022, Jeffrey T. Fisher and Marc DeBevoise resigned from the Board in connection with the stock purchase transaction between Edgio and College Parent that closed on June 15, 2022. Reed Rayman and E-Fei Wang were appointed to the Board to fill the vacancies. Messrs, Rayman and Wang were appointed by College Parent in accordance with the Stockholders Agreement by and between College Parent and the Company whereby College Parent has a contractual right to designate directors to fill a board position in Class I, II and III. Mr. Rayman filled a board position in Class III and Mr. Wang filled a board position in Class II. College Parent has not proposed a candidate to fill a board position in Class I.

Audit Committee
The Audit Committee's primary function is to oversee Edgio's corporate accounting and financial reporting process. Additionally, the Committee:
•evaluates Edgio's independent registered public accounting firm’s qualifications, independence, and performance
•determines the engagement of Edgio's independent registered public accounting firm
•approves the retention of Edgio's independent registered public accounting firm to perform any proposed permissible non-audit services
•monitors the rotation of partners of Edgio's independent registered public accounting firm on Edgio's engagement team as required by law
•reviews Edgio's consolidated financial statements and reviews Edgio's critical accounting policies and estimates
•reviews and discusses with management and Edgio's independent registered public accounting firm the annual audit results, and Edgio's quarterly and annual consolidated financial statements, including any major issues regarding accounting, disclosure, auditing procedures and practices, and the adequacy of internal controls that could materially affect Edgio's consolidated financial statements
The Audit Committee held four meetings and acted by unanimous written consent two times during fiscal 2022.
Nominating and Governance Committee
The Nominating and Governance Committee's purpose is to oversee and assist Edgio's Board in reviewing and recommending nominees for election as directors. Additionally, the Committee:
•assesses the performance of the Edgio Board

•directs guidelines for the composition of the Edgio Board to ensure that it is properly constituted to meet its fiduciary obligations to Edgio stockholders
•reviews, and investigates as necessary, any concerns regarding non-financial matters reported on Edgio’s corporate governance hotline
•monitors and reviews with management enterprise risk and policies including those related to operations, information, data and cyber security
•reviews and administers Edgio's corporate governance guidelines, and ensures that Edgio has and follows appropriate corporate governance standards
•oversees succession planning and talent development for Edgio's CEO and key executives
The Nominating and Governance Committee held one meeting during fiscal 2022.
Director Qualifications
The Nominating and Governance Committee's objective is to ensure that the Board is properly constituted to meet its fiduciary obligations to Edgio's stockholders and that Edgio has and follows appropriate corporate governance standards. Starting from this objective, the Committee seeks director candidates for nomination and appointment who have, among other things, diverse executive leadership experience, excellent decision-making skill, business acumen, relevant expertise, integrity, and sound business judgment. The Committee also considers uniqueness of perspective, length of service, and other commitments. The Committee believes that at least one member of the Board meets the criteria as an audit committee financial expert, and that a majority of the members of the Board meet the Nasdaq independent director standard. The Committee also believes it may be appropriate for certain members of Edgio's management, in particular the CEO, to participate as a member of the Board. Please see “Information About the Directors and Nominees” for a discussion of the particular experience, qualifications, attributes, and skills relative to each member of the Board that led the Board to conclude that each director should serve on Edgio’s Board.
Identification and Evaluation of Nominees for Directors
The Committee identifies nominees for the class of directors being elected at each annual meeting of stockholders by first evaluating the current members of such class of directors willing to continue in service. Current members of the Board with skills and experience that are relevant to Edgio's business and who are willing to continue in service are considered for nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of such class of directors does not wish to continue in service, or if the Committee or the Board decides not to nominate a member of such class of directors for re-election, then the Committee will identify a new nominee using the qualification criteria described above. Current members of the Committee and the Board are polled for suggestions as to individuals meeting the criteria for nomination. Research may also be performed to identify qualified individuals. The Committee may, in its discretion, engage third party search firms to identify and assist in recruiting potential nominees to the Board. Candidates may also come to the attention of the Committee through management, stockholders, or other persons.
In evaluating a candidate, the Committee may take such measures that it considers appropriate, including candidate interviews, inquiry of the person recommending the candidate, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the Committee, the Board, or management. The Committee does not implement a different evaluation process for candidates that are nominated for election to the Board by stockholders or other persons.
After such review and consideration, the Committee selects, or recommends that the Board select, the slate of director nominees.
Compensation Committee
Edgio’s Compensation Committee oversees Edgio's compensation program. Additionally, the Committee:
•reviews and recommends compensation and benefits policies of Edgio’s officers and employees
•reviews and approves corporate goals and objectives relevant to compensation of the CEO, executives, and certain other key employees
•evaluates the performance of Edgio’s executives in light of established goals and objectives
•sets the compensation of Edgio’s executives
•administers the issuance of equity awards under Edgio’s equity incentive plans
•reviews and approves a report on executive compensation and a compensation discussion and analysis for inclusion in this Annual Report on Form 10-K.

The Compensation Committee held four meetings and acted by unanimous written consent on four occasions during fiscal 2022.
Corporate Governance Guidelines and Committee Charters
Edgio's Board's foundational governance policies, including Edgio's Corporate Governance Guidelines, Code of Ethics and Business Conduct (the Code of Ethics), and the committee charters, are available at https://investors.edg.io. From this landing page, hover over the section titled “Corporate Governance” located on the navigation bar at the top of the page, which will reveal a short drop down menu. On this menu, click on “Governance Documents.” Here, you will find Edgio's Code of Ethics, Corporate Governance Guidelines, and Board committee charters.
Corporate Governance Practices and Policies
Edgio's Board engages in the following governance practices designed to establish an independent perspective, observe prevailing governance practices, and align Board member and stockholder interests:

Chairman and CEO role separation	Edgio's CEO is able to concentrate on providing leadership to Edgio and our non-executive Chairman provides independent Board leadership and presides over all Board meetings and executive sessions without members of management.
Director independence	Eight out of nine of Edgio's Board positions are held by strong and sophisticated independent directors with substantial executive leadership experience.
Outside advisors	The Board and its committees may independently engage outside advisors.
Board size and tenure mix	The Board has focused on having an appropriate tenure mix, with the average tenure just over 5 years. Three new directors were added in 2022. The Board has the flexibility to modify the size of the Board to ensure that it is composed of the right mix of skills and attributes necessary to fulfill its duties.
Director stock ownership and holding requirements	Each non-executive director is required to own Edgio's common stock with a market value of at least 5 times their annual cash retainer.
Board and committee self-evaluations	Edgio's Board and committees regularly conduct performance self-evaluations facilitated by an independent third party. Throughout the process, directors are encouraged to provide feedback on individual director performance.
Director orientation	All new non-executive directors participate in Edgio's director orientation program.
Director education	Director education is provided through board materials and presentations, and other resources. Individual directors may periodically observe operational meetings. Directors are also encouraged to participate in ongoing education, and the Board considers more formal director education from time to time.
Audit Committee financial expertise	The Board has determined that all members of Edgio's Audit Committee have financial expertise and the Chairperson qualifies as an audit committee financial expert.
Majority voting	Edgio has a majority voting standard for uncontested director elections with a resignation policy.
Succession planning and talent development	Edgio's Board regularly reviews succession plans for the CEO and certain other senior management positions and oversees executive talent development.
Prohibitions on hedging, pledging, and similar transactions	Edgio's directors, executive officers, and employees are prohibited from short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to Edgio's common stock.
Compensation Committee interlocks and Insider Participation	No member of Edgio's Compensation Committee has ever been an Edgio employee. None of Edgio's executives serves, or has in the past year served, as a member of the Board or Compensation Committee of any entity that has an executive serving as a member of Edgio's Board.
No related party transactions	There are currently no related person transactions with directors or executive officers.
Executive sessions	Edgio's independent directors of the Board and Audit Committee met in executive session on a quarterly basis, led by the non-executive Chairman.
One share equals one vote	Edgio has a single class of shares with equal voting rights.

Code of Ethics and Business Conduct
Edgio has adopted a code of ethics that applies to Edgio's CEO, CFO and all other Edgio employees, officers and directors. Our Code of Ethics can be found on our invest website, https://investors.edg.io. From this landing page, hover over the section titled “Corporate Governance” located on the navigation bar at the top of the page, which will reveal a short drop down menu. On this menu, click on “Governance Documents.” Here you will find our Code of Ethics, Corporate Governance Guidelines, and Board committee charters.
With input from relevant members of management, Edgio regularly reviews and, where necessary or desired, updates our Code of Ethics and related policies. The Board reviews and approved the Code of Ethics annually.
Edgio intends to satisfy any disclosure requirement regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on Edgio's website, on the webpage found by clicking through to “Code of Ethics” as specified above.
Item 11.     Executive Compensation
Compensation Committee Report
The material in this report is not deemed soliciting material or filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Edgio board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Respectfully submitted by:
Dianne Ledingham, Chairperson
David C. Peterschmidt
Walter D. Amaral
Scott Genereux

Compensation Discussion and Analysis
Overview
This Compensation Discussion and Analysis (CD&A) describes the philosophy and objective upon which Edgio's executive compensation program is based and the policies, practices, and components of the program. It also describes how and why the Compensation Committee arrived at specific 2022 executive compensation determinations and the factors that the Compensation Committee considered in making those decisions. It then discusses the compensation paid to each of the following individuals who either served as Edgio's CEO or CFO during fiscal 2022 or were the three highest compensated executives officers who were serving as executive officers at the end of fiscal 2022 (other than our CEO or CFO), who collectively are referred to in this CD&A as Edgio's named executive officers (NEOs): Robert Lyons, Stephen Cumming, Daniel Boncel, Richard Diegnan, Kathy Austin and Nancy Maluso.
Compensation Philosophy and Objectives
Edgio's compensation philosophy is to attract, motivate, and retain talented executives responsible for Edgio's success, which operates in an extremely competitive and rapidly evolving technology industry. With this in mind, Edgio strives to set its compensation programs within the appropriate competitive framework and based on the achievement of its overall financial results, individual contributions, performance by our employees, and each executive’s potential to enhance long-term stockholder value. Within this overall philosophy, Edgio's objectives are to:

The Compensation Committee uses Edgio's compensation philosophy and objectives as a guide in establishing the compensation programs, practices, and packages offered to our executives. The Compensation Committee also uses these objectives in assessing the proper allocation between long- and short-term incentive compensation and cash and non-cash compensation, although Edgio has no formal policies requiring any specific allocation.
The compensation for the NEOs generally consists of three primary components: base salary, annual incentive bonus, and equity awards. Other compensation components include severance and change of control provisions, and generally available benefits such as health insurance, 401(k) retirement benefits, and participation in our Employee Stock Purchase Program (ESPP).
The Compensation Committee considers the proper allocation between fixed and variable compensation and long-term and short-term incentives by considering the balance that is required to attract and retain executives and reward them for the short-term success of Edgio's business, while appropriately motivating the executives to strive to achieve Edgio's long-term goals. The Compensation Committee also considers the need to offer compensation packages that are comparable to those offered by companies competing with Edgio for executive talent. In allocating between cash and non-cash compensation, Edgio generally seeks to be in the middle of its peer group for cash compensation, and above average for equity-based compensation so as to align the interests of Edgio's stockholders and its named executive officers. Edgio also believes that generally available benefits should be competitive with the external job market, in order to allow us to attract and retain talent. The Compensation Committee, however, does not have a pre-established policy or target a specific percentile among our peers for the allocation between long- and short-term incentive compensation and cash and non-cash compensation.
Role and Authority of the Board of Directors and the Compensation Committee
The Compensation Committee has decision-making authority with respect to the compensation of the NEOs. In carrying out its responsibilities, the Compensation Committee may engage outside consultants and consult with Edgio's Human Resources department and other Edgio executives as the Compensation Committee determines to be appropriate. The Compensation Committee has engaged Compensia, an executive compensation consulting firm, on numerous occasions since 2007. The Compensation Committee receives compensation assessments following each engagement, and in 2022, the Compensation Committee received advice and guidance from Compensia regarding Edgio's executive compensation strategy and an assessment of the competitiveness of total pay packages for Edgio's executives relative to market and peers. This advice and guidance was used in the development of Edgio's fiscal 2022 executive cash compensation and equity grant planning. The Compensation Committee currently feels that it is adequately and appropriately able to assess and determine the compensation arrangements for the NEOs based on the information provided through the Compensation Committee members’ own experience and knowledge regarding compensation matters and the Compensia report process. The Compensation Committee may delegate any of its responsibilities to one or more directors or to members of management; however, the Compensation Committee has not delegated any of its responsibilities with respect to the NEOs and has no plans to do so. The Compensation Committee does delegate certain responsibilities to Edgio's CEO, as described below.
The Compensation Committee meets as frequently as it deems necessary to address matters within its area of responsibility. During 2022, the Compensation Committee met four times and acted by unanimous written consent on four occasions. The Compensation Committee intends to annually review the base salaries, annual incentive bonuses, and long-term equity incentive awards for executives, including the NEOs. In recent years, the Compensation Committee has reviewed compensation components in the last quarter of each year; however, the Compensation Committee may review and adjust an executive’s compensation at any time during the year if and when the Compensation Committee deems such review to be necessary to align that executive’s compensation with Edgio's compensation philosophy and objectives. The Compensation Committee reviewed all compensation components for the executive team (including the NEOs) in the fourth fiscal quarter of 2022.

Role of Executive Officers in Compensation Decisions
The Compensation Committee meets on occasion with Edgio's CEO to obtain recommendations with respect to the compensation programs, practices, and packages for the NEOs (other than himself). At least annually, the Compensation Committee considers, but is not bound by and does not always accept, Edgio's CEO’s recommendations. These meetings typically occur in connection with a quarterly meeting of the Board or as part of a regularly scheduled Compensation Committee meeting.
Edgio's CEO regularly attends the Compensation Committee meetings, but is excused from the meetings as appropriate when matters in which he may have a financial interest are discussed. In addition, other executives or employees sometimes attend the Compensation Committee’s meetings, but they also leave the meetings as appropriate when matters of executive compensation are discussed. The Compensation Committee considers and discusses Edgio's CEO’s compensation package without him present.
The Compensation Committee has delegated limited, non-exclusive authority to Edgio's CEO to grant equity awards to non-executives within certain parameters. The CEO may grant awards only with respect to employees or prospective employees at or below the level of Vice President. These equity award grant recommendations are made as part of Edgio's formal equity award grant process, pursuant to which management submits equity award recommendations to the CEO (with respect only to employees whose position is at or below the level of Vice President). Edgio's Compensation Committee has approved an equity grant policy, which includes an equity award matrix that provides the equity incentive ranges for employees based on title, job responsibilities, seniority, and other factors. This policy is reviewed and approved annually by the Compensation Committee. Each month, Edgio's Human Resources department prepares a proposed grant list and confirms that the proposed awards are within the allowable grant ranges in the policy. The proposed award list is submitted to Edgio's CEO on the first of the month.
Role of Compensation Consultant
The Compensation Committee has engaged the compensation consulting firm Compensia on numerous occasions since 2007. Compensia's role is to advise on the role of market data in the compensation determination process, provide a review of emerging trends and best practices in executive compensation, assess the competitiveness of Edgio's current executive compensation, and provide the Compensation Committee with other relevant considerations in its report on executive compensation. Compensia’s analysis includes base salary, annual incentive cash bonus, and long-term equity awards for a surveyed group of peer companies that publish their pay practices. The Compensation Committee used the most recent Compensia report as a tool in comparing Edgio's executive compensation program for fiscal 2022 to the market and in making recommendations on compensation adjustments that are consistent with Edgio's compensation philosophy and objectives.

Compensia utilized information from the Radford Global Compensation Database, a database of over 2,100 technology companies, to evaluate a broad peer group of technology companies with revenues between $200 million and $500 million. In addition, Compensia compared this information against its proprietary database of US publicly-traded technology companies with revenues between $250 million and $1.1 billion and market capitalization under $1.5 billion as an additional reference point to gain a secondary perspective on the factors used in their analysis. Further, Compensia considered companies in similar technology businesses including those providing internet, cloud, digital media, wireless telecommunications or software.

While the Compensation Committee uses this tool to consider competitiveness within the marketplace, the Compensation Committee does not have a pre-established policy or target a specific percentile among the peer group for the allocation between long-term and short-term incentive compensation and cash and non-cash compensation.

Other than Compensia’s periodic review of Board member and non-executive officer employee compensation, Compensia does not provide any additional services to us. Compensia provided its services to the Compensation Committee only. The Compensation Committee assessed the independence of Compensia and concluded that its work has not raised any conflicts of interest.
Compensation Structure
Edgio's executive compensation program is designed to optimize long-term financial returns for Edgio's stockholders and reward the NEOs for value creation. The structure for 2022 incorporated short-term and long-term incentives tied to financial metrics to drive Edgio's performance for fiscal year 2022 and beyond. The Compensation Committee believes a majority of compensation opportunity should be in the form of long-term equity to align the interests of executives with those of stockholders.
The Compensation Committee selected these components for fiscal 2022 because it believed each was necessary to help Edgio attract and retain the executive talent on which Edgio's success depends, and because of the need to align incentives with Edgio's stockholders’ interests. The use and weight of these components were based on the Compensation Committee's general experience in making a subjective determination of the importance of each component in meeting Edgio's overall compensation philosophy and objective. The Compensation Committee believes that this set of components is effective and will continue to be effective in achieving the objectives of Edgio's compensation program and philosophy. The Compensation Committee, however, will review these elements of compensation on occasion and will alter or add to the elements if it believes that changes will improve Edgio's compensation objectives.
The Compensation Committee reviews the entire executive compensation program (other than generally available benefit programs) on at least an annual basis. However, the Compensation Committee at any time may review one or more components as necessary or appropriate to ensure such components remain competitive, appropriately designed to reward performance, and aligned with Edgio’s compensation philosophy and objectives. Additionally, the Compensation Committee considered the results of Edgio’s last non-binding advisory stockholder vote on the compensation of the NEOs in June 2020, commonly referred to as a say-on-pay proposal. The Edgio stockholders approved the compensation of the NEOs with approximately 75% of stockholder votes cast in favor of the 2020 say-on-pay proposal. Edgio was mindful of the support its stockholders expressed for its NEO compensation programs and, as a result, Edgio decided to retain its general approach to its executive compensation programs for 2022. Edgio currently holds such say-on-pay votes every three years, as approved by its stockholders in a non-binding advisory vote at its annual meeting in 2017. The next say-on-frequency and say-on-pay vote will take place during Edgio’s annual meeting in 2023.
For fiscal 2022, the Compensation Committee considered market compensation data amongst Edgio's peers as follows, with total cash compensation generally aligning nearer the middle of the range and long-term equity generally aligning nearer the upper end of the range:

Element of Compensation	Percentile
Base Salary	25th to 75th
Total Cash	25th to 75th
Equity	50th to 75th
Though the Compensation Committee considered this data, the Compensation Committee did not target a specific percentile in establishing executive compensation.
Base Salary
Edgio provides base salary to NEOs and other employees to compensate them for services rendered on a day-to-day basis during the fiscal year.
The Compensation Committee reviews executive base salaries in conjunction with Edgio's annual performance review process. During this process, the CEO will review the performance of the NEOs (other than himself) and will report those findings to the Compensation Committee. A NEO’s personal performance will be judged in part on whether Edgio's business objectives are being met. In setting base salary, management and the Compensation Committee considers each NEO’s experience, skills, knowledge, responsibilities, and performance, Edgio’s performance as a whole, and the report and recommendations of Edgio's CEO (other than for himself). An assessment of a NEO’s personal performance is qualitative, with a close examination of the management business objectives that are set between the CEO and NEO, and as revised quarterly as necessary and in response to business needs. The NEO's performance is the CEO's subjective evaluation (other than his own personal performance) with input from the Compensation Committee based on their experience and knowledge regarding compensation matters. There is no formulaic calculation attributed to the management business objectives considered by the Compensation Committee in setting base salary changes. For newly hired NEOs, the Compensation Committee also considers the base salary of the individual at his or her prior employment and any unique personal circumstances that motivated the executive to leave that prior position and join us. The Compensation Committee aims to keep salaries in line with the external job market. Increases over the prior year’s base salary will be considered within the context of Edgio's overall annual compensation adjustment budget to ensure that any increases are fiscally prudent and feasible for us. The Compensation Committee does not apply specific formulas to determine increases. There is no process in setting these annual merit increase budgets other than the annual business planning process.
During fiscal 2022, base salaries for Messrs, Lyons, Cumming, Boncel, and Diegnan, Messes. Austin and Maluso were $550,000, $163,846, $300,000, $121,875, $306,061, and $47,500, respectively. In fiscal 2021, base salaries for Messrs. Lyons, Boncel and Ms. Austin were $504,167, $300,000 and $210,808, respectively (Messrs. Cumming, Diegnan and Ms. Maluso did not join Edgio until fiscal 2022). The fiscal 2022 amounts for Messrs. Cumming, Diegnan, and Ms. Maluso reflect the prorated amount of their respective annual base salary that each was actually paid during 2022 based on the portion of the calendar year that such executive was employed by Edgio. In February of 2022, Ms. Austin, became Edgio's Chief People Experience Officer and her base salary increased to $310,000. As such, Ms. Austin’s base salary set forth in the first sentence of this paragraph represents the weighted average of her base salary in effect in January and her base salary in effect between February and December of 2022. In determining these base salary levels, the Compensation Committee relied on the factors discussed above.
Annual Incentive Bonuses
Edgio has utilized incentive bonuses to reward performance achievements and has annual target incentive bonuses for certain Edgio executives, payable either in whole or in part, depending on the extent to which the financial performance goals and individual performance goals set by the Compensation Committee are achieved. During fiscal 2022, the annual target bonus amounts for NEOs were based 60% on financial metrics and 40% on individual performance objectives. During fiscal 2022 the following annual target bonus amounts were calculated based on a percentage of the applicable NEOs annual base salary. Mr. Lyons' annual target bonus amount was $550,000 which was 100% of his annual base salary, Mr. Cumming's annual target bonus amount was $122,885 which was 75% of his pro-rated annualized base salary, Mr. Boncel's annual target bonus amount was $150,000 which was 50% of his annual base salary, Ms. Austin's annual target bonus amount was $155,000 which was 50% of her annual base salary, Mr. Diegnan's annual target bonus amount was $81,750 which was 50% of his annualized base salary, and Ms. Maluso's annual target bonus amount was $23,425 which was 50% of her pro-rated annualized base salary. The amounts for Messrs. Cumming and Diegnan and Ms. Maluso are pro-rated to reflect the portion of the calendar year that each NEO was employed by Edgio. In fiscal 2021, Mr. Lyons' annual target bonus amount was $504,167, which was 100% of his annual base salary, Mr. Boncel's annual target bonus amount was $150,000, which was 50% of his annual base salary and Ms. Austin's annual target bonus was $101,250, which was 50% of her annual base salary. These amounts were awarded pursuant to the 2022 Management Retention Plan. These amounts were received in two installments of immediately-vested restricted stock units. The Management Bonus Plan was established to acknowledge certain executives and employees who put forth extraordinary effort in restructuring and rebuilding the Company in fiscal year 2021. Messrs. Cumming and Diegnan, and Ms. Maluso were not eligible to receive the bonus amounts since they were not service providers during this period.
Under Edgio's 2022 Management Bonus Plan (the Bonus Plan), incentive bonuses for all of the participants, including the participating NEOs, were determinable based upon two measures of corporate financial performance that comprised 60% of the potential target payout for Vice President level employees and above and 50% of the potential target payout for all other employees. Specifically, corporate financial performance was measured against Edgio's total revenue (50%) and Edgio's adjusted EBITDA (50%). The Compensation Committee had selected these performance goals because it believed that these measures aligned with the 2022 priorities for Edgio's business and reflected value generated for Edgio stockholders, and therefore relying on these goals for the determination of the bonuses tied payment of bonuses to creation of stockholder value.
At the time that the Bonus Plan was developed, which was in the first quarter of 2022, the Compensation Committee believed that these targets presented achievable goals, but were not necessarily certain. Achievement depended upon successful execution of Edgio’s business plan. For the financial performance components, the Compensation Committee established a minimum and maximum range with corresponding payout percentage for achievement of the targets. With respect to the portion of the bonus based upon each financial performance criteria, the participating executive could earn between zero and 100% based on attainment between the minimum and maximum targets.
Total Revenue Targets (50%):

	Minimum		Maximum
Total Annual Revenue (in millions) for fiscal 2022	$240 - 245	$245 - 250	$250 - 255
Percent attainment of Total Revenue component	50%	75%	100%
Adjusted EBITDA Targets (50%):

	Minimum		Maximum
Adjusted EBITDA (in millions) for fiscal 2022	$18-22	$22-25	$25+
Percent attainment of Adjusted EBITDA component	50%	75%	100%

To evaluate our business, we consider and use non-generally accepted accounting principles EBITDA and Adjusted EBITDA as supplemental measures of operating performance. These measures include the same adjustments that our management takes into account when it reviews and assesses operating performance on a period-to-period basis. We believe that EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define EBITDA as U.S. GAAP net loss, adjusted to exclude interest expense, interest and other (income)

expense, income tax expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to exclude share-based compensation, restructuring charges, and acquisition and legal related expenses.
In June 2022, Edgio completed the acquisition of Edgecast, Inc. which resulted in materially different revenue and adjusted EBITDA forecasts for the combined company. Both the Total Revenue Targets and Adjusted EBITDA targets as set by the Compensation Committee (listed in the table above) were for the entire fiscal 2022. However, as a result of the Edgecast acquisition, the Compensation Committee determined that the financial performance targets for the first half of 2022 would be based solely on Limelight Networks, Inc.'s pre-acquisition performance against performance targets for the first two quarters of 2022. Given the acquisition and uncertainty associated with integrating Edgecast into Edgio, the Compensation Committee determined to evaluate overall achievement for the Bonus Plan as follows: 50% of the total payout was based on Edgio's pre-acquisition financial performance (i.e. Limelight Networks, Inc.'s financial results) for the first half of 2022 and 50% of the total payout was based on the second half of 2022 against integration performance measures for the combined company. The integration performance measures established by the Compensation Committee included (i) the successful integration of Edgecast; (ii) the completion of cost savings initiatives and a reduction in force to drive operating results; (iii) meeting fourth quarter 2022 financial targets; and (iv) successfully repositioning Edgio strategically for growth and profitability in 2023. In determining the target bonuses for each NEO, the Compensation Committee relied on the factors discussed above under Compensation Structure-Base Salary.
For the revised financial performance components, the Compensation Committee again established a minimum and maximum range with corresponding payout percentage for achievement of the targets. With respect to the portion of the bonus based upon each financial performance criteria, the participating executive could earn between zero and 100% based on attainment between the revised minimum and maximum targets. For the integration performance measures, the Compensation Committee did not establish specific criteria to determine levels of achievement and the participating executive could earn between zero and 100% based on individual performance and contributions to the integration objectives as determined individually by the Compensation Committee based on input from the CEO (other than for himself).
In March 2023, Edgio publicly announced that the company's previously issued financial statements in its Annual Reports on Form 10-K for the years ended December 31, 2021, and 2020, as well as the previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, and 2021, June 30, 20222 and 2021 and September 30, 2022, and 2021 should be restated. As a result of the restatement, the Compensation Committee restated the financial performance targets for the first half of 2022 to account for and eliminate the effect of the error in accounting for sales of the company's Open Edge solution. Accordingly, 50% of the NEO's total payout for 2022 would be evaluated against the revised financial performance criteria (pursuant to the tables below) and 50% would be evaluated subjectively by the Compensation Committee against integration performance, retention and other individual performance.
Revised Total Revenue Targets (50%)

	Minimum		Maximum
Total Revenue (in millions) for the first half of 2022	96.5	99.5	102.5
	50%	75%	100%
Revised Adjusted EBITDA Targets (50%)

	Minimum		Maximum
Adjusted EBITDA (in millions) for the first half of 2022	1.2	1.5	1.7
	50%	75%	100%

The table below illustrates the minimum and maximum bonus amounts potentially payable to the NEOs under the Bonus Plan:

Name	Minimum	Maximum
Robert Lyons	275,000	550,000
Stephen Cumming	61,443	122,885 (1)
Daniel Boncel	75,000	150,000
Kathy Austin	77,500	155,000
Richard Diegnan	40,875	81,750 (1)
Nancy Maluso	11,713	23,425 (1)

(1)	Target bonus amounts are prorated to reflect the portion of the calendar year that each executive NEO was employed by Edgio.
The actual bonus amount earned by each executive was determined by the Compensation Committee based upon attainment of the financial performance criteria after Edgio's fiscal 2022 financial results were reviewed and approved by the Audit Committee. Financial performance against each criteria is displayed below:
The Compensation Committee evaluated integration performance and determined that the management team achieved (i) 100% of its integration of Edgecast goal, (ii) 100% of its cost savings initiatives and completion of a reduction in force to drive operating results, (iii) 100% of the fourth quarter 2022 financial targets and (iv) 100% of its goals to reposition Edgio strategically for growth and profitability in fiscal 2023.

Based on greater than 200% achievement of the revised revenue and revised Adjusted EBITDA performance goals for the first half of 2022, the Compensation Committee determined that 100% of target bonuses based on financial performance criteria would be paid to participants of the Bonus Plan.. Further, the Compensation Committee determined that participants met the company integration performance metrics for the second half of 2022 as well. Accordingly, the Compensation Committee authorized and approved annual bonuses for each NEO at 100% of target.
Long-Term Equity Incentive Awards
The principal objectives served by Edgio's long-term equity incentive awards is to align the interests of the NEOs with Edgio's stockholders and to provide each NEO with a significant long-term incentive to manage Edgio from the perspective of an owner with an equity stake in the business. Another objective of the equity incentive component of Edgio's compensation program is to provide a competitive overall compensation package that will enable us to attract and retain talented executives. The Compensation Committee believes that unvested equity awards are a key factor in motivating and retaining executive personnel, as well as incentivizing executive personnel to preserve the current value and grow the future value of Edgio's stock, thereby furthering the interests of Edgio's stockholders.
The Compensation Committee granted time-based and/or performance based equity awards for fiscal 2022 to Edgio's NEOs under Edgio's 2007 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”). Edgio's Equity Incentive Plan provides the Compensation Committee discretion to grant equity to employees in many forms. The Compensation Committee selected restricted stock units (RSUs) and performance restricted stock units (PSUs), as it believes that these forms of equity awards address the goals of Edgio's long-term incentive program. Specifically, PSUs maintain a strong linkage between realizable compensation and stockholder value creation, while RSUs further retention objectives. For current employees, including all NEOs, annual refresh RSUs granted in 2022 vest as follows: 1/3 of the time-based RSUs will vest on December 31, 2023, and 1/3 will vest annually on each December 31 thereafter, subject to continued service on each vesting date. Vesting of PSUs granted in 2022 is dependent on the achievement of certain performance metrics. If the Q4 2023 Adjusted EBITDA target of $16 million is achieved, then 100% of the target number of PSUs may be credited. If the Q4 2023 Adjusted EBITDA is less than or equal to $6 million, then 0% of the target number of PSUs may be credited. If the Q4 2023 Adjusted EBITDA is $26 million or greater, then 200% of the target number of PSUs may be credited. The number of PSUs that may be credited if Q4 2023 Adjusted EBITDA is between $6 million and $16 million and between $16 million and $26 million will be determined by linear interpolation. The performance period for the 2022 PSUs is January 1, 2023 through

December 31, 2023. Subject to meeting the applicable performance metric, one-third (1/3) of the PSUs that may be credited will vest on the December 31, 2023, and the remaining two-thirds (2/3) will vest in equal annual installments on December 31, 2024 and December 31, 2025, subject to continued service through each such vesting date.

In fiscal 2022, newly hired NEOs, including Messrs. Cumming and Diegnan and Ms. Maluso, received initial equity awards which were granted at hiring. Such new hire awards were granted in the form of RSUs and stock options that vest over the course of four years, with 1/4 vesting at least one year after the grant date and, in the case of RSUs, the remainder of the RSUs vesting equally on a quarterly basis over 36 months and, in the case of stock options, the remainder of the stock options vesting equally on a monthly basis over 36 months, in each case subject to continued service through each such vesting date. The Compensation Committee generally addresses annual refresh grants for the executives in the fourth fiscal quarter of each year. The Compensation Committee will, however, periodically consider equity award grants as may be necessary or appropriate to achieve the philosophy and objectives of the overall executive compensation program.
The Compensation Committee determined the appropriate size of long-term equity-based incentives awarded for fiscal 2022 to the NEOs to meet Edgio's philosophy and objectives by reviewing and considering the following factors:
•each NEO’s experience, skills, knowledge, responsibilities, and position within Edgio
•competitive market data
•the number and value of each NEO’s then current equity award holdings
•the number of unvested equity awards and exercise price and retentive value of unvested stock options in relation to the then current market value
•each NEO’s total compensation
•each NEO’s personal performance
•the importance of each NEO’s contributions to the development of long-term value creation
•the Compensation Committee members’ experience and knowledge with respect to equity compensation
The Compensation Committee does not have a formal process by which it will take an individual’s performance or other factors into account, but may do so in the future. Also, there is no specific weight given to any one of these elements of personal performance, nor are there particular metrics associated with any one of these elements. Rather, to determine appropriate compensation for the executives, the Compensation Committee relied on (i) its subjective evaluation of each NEO’s personal performance, as supplemented by the CEO's subjective judgment (other than himself), (ii) the Compensation Committee’s experience and knowledge regarding compensation matters, and, in part, (iii) on peer group compensation data and extant equity award valuation analyses provided by Compensia during October 2022.
On a total company basis, when appropriate, the Compensation Committee also analyzes the number of shares (i) used by us during the year with respect to new equity awards (i.e., burn rates), (ii) subject to outstanding equity awards relative to the total number of shares issued and outstanding (i.e., issued equity overhang), and (iii) subject to outstanding equity awards and available for future grants relative to the total number of shares issued and outstanding (i.e., total equity overhang).
The Compensation Committee believes that analyzing these additional factors allows it to assess whether granting new awards to the NEOs is prudent based on the pool of shares Edgio has available for grants to all of Edgio's employees and to take into consideration the impact on the dilution of stockholder interests and overhang.
Based on these factors, the Compensation Committee authorized and approved the following long-term equity incentive awards during fiscal 2022:

Grant Date	Executive	Type	Reason	Amount (shares)	Vesting
February 7, 2022	Robert Lyons	RSUs	Annual	639,645	3 years
February 7, 2022	Daniel Boncel	RSUs	Annual	98,970	3 years
February 7, 2022	Kathy Austin	RSUs	Annual	141,390	3 years
July 1, 2022	Richard Diegnan	RSUs	New hire	161,660	4 years
August 10, 2022	Richard Diegnan	Stock options	New hire	205,978	4 years
August 22, 2022	Stephen Cumming	RSUs	New hire	376,761	4 years
		Stock options	New hire	587,427	4 years
November 16, 2022	Nancy Maluso	RSUs	New hire	173,036	4 years
		Stock options	New hire	528,786	4 years
December 30, 2022	Stephen Cumming	PSUs	LTI	309,900	3 years
		RSUs	LTI	51,650	3 years
December 30, 2022	Kathy Austin	PSUs	LTI	200,600	3 years
		RSUs	LTI	133,800	3 years
December 30, 2022	Richard Diegnan	PSUs	LTI	199,200	3 years
December 30, 2022	Nancy Maluso	PSUs	LTI	151,500	3 years

(1)	Mr. Boncel was not eligible to receive the LTI grant because he was no longer an executive employee of Edgio on December 30, 2022.
Mr. Lyons did not receive an LTI award in 2022. The Compensation Committee determined that a stock performance based LTI award would better align Mr. Lyons' performance with the interest of the Company's stockholders than the PSUs based on Q4 2023 Adjusted EBITDA. The terms and conditions of Messr. Lyons' stock performance based LTI award has yet to be determined and approved by the Compensation Committee.
Equity Award Practices
In 2007, Edgio's Board adopted a policy providing for approval of equity awards in advance of a future effective grant date. Edgio has followed this granting policy as a best practice approach since that time. All stock options granted to the NEOs have a per share exercise price equal to the fair market value of a share of Edgio's common stock on the grant date. In 2022, Edgio determined to discontinue use of stock options in 2023 and have adopted the use of PSUs to maintain a strong linkage between realizable compensation and stockholder value creation.
Edgio may grant a mix of RSUs and PSUs in situations where our compensation philosophy and objectives would be best met by doing so. In prior years, Edgio's equity awards were concentrated among those positions with the greater opportunity to affect Edgio's financial performance. In 2022, the Compensation Committee adopted a new approach which would extend Edgio's equity awards to all employees. The vesting schedules applied to equity awards for non-NEOs are the same as with awards to NEOs - three or four years, depending on whether the employee is a continuing employee or new to Edgio. These awards provide both a strong retention tool and also balances each employee’s focus on Edgio's short-term and long-term goals.

Employment Arrangements with our NEOs

We consider it essential to the best interests of our stockholders to foster the continuous employment of our executive officers. Accordingly, we believe that reasonable and competitive post-employment compensation arrangements are an important part of an executive compensation program to attract and retain highly qualified executive officers. While the Compensation Committee does not consider the specific amounts payable under these post-employment compensation arrangements when determining the annual compensation of our executive officers, we believe that providing them with post-employment payments and benefits upon a qualified termination event outside of a change in control situation is necessary to recruit and retain top talent and to align with market norms. In addition, we believe that providing executive officers with post-employment payments and benefits in a situation where such executive officers may lose their position in connection with a change in control of the Company are in the best interests of our stockholders because the possibility of a change in control and the related uncertainty may lead to the departure or distraction of senior executives to the detriment of our Company and stockholders. For more information on such post-employment payments and benefits as well as an estimate of the potential payments and benefits that our NEOs would have been eligible to receive under their employment agreements if a hypothetical change in control of the Company or other trigger event had occurred on December 31, 2022, see "Severance and Change of Control Benefits" section below.
Other Benefits
In fiscal 2022, NEOs were eligible to participate in the health and welfare programs that are generally available to other Edgio employees, including medical, dental, vision, group life, short-term and long-term disability and supplemental insurance. Edgio also maintains a tax-qualified 401(k) plan, and an ESPP, which are broadly available to Edgio's general U.S. based employee population.
Under the 401(k) plan, employees could elect to reduce their current compensation by up to 15% or the statutory limit, of $20,500 in fiscal 2022 or $27,000 for those employees 50 and older, whichever was less, and have us contribute the amount of this reduction to the 401(k) plan. Edgio matches employee deferrals as follows: a dollar-for-dollar 100% match on an eligible employee’s deferral that does not exceed 3% of compensation for the year and a 50% match on the next 2% of the employee’s deferrals. Edgio intends for the 401(k) plan to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan. Edgio does not provide defined benefit pension plans or defined contribution retirement plans to Edgio's executive officers or other employees other than (i) the 401(k) plan or (ii) as required in certain countries other than the United States for legal or competitive reasons.
Under the ESPP, eligible participants, including the NEOs, may purchase shares of Edgio's common stock at 85% of the lower price on either the first day of a six-month offering period, or the last day of that offering period. There are two offering periods each year, and participants may purchase up to $25,000 in Edgio's common stock under the ESPP each calendar year. Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current period, may not exceed 5,000 shares.
The 401(k) plan, ESPP, and other generally available benefit programs allow us to remain competitive, and Edgio believes that the availability of such benefit programs enhances employee loyalty and productivity. The benefit programs are primarily intended to provide all eligible employees with competitive and quality healthcare, financial protection for retirement, and enhanced health and productivity. These benefit programs typically do not factor into decisions regarding executive compensation packages. The Board or Compensation Committee, at its discretion, can also authorize certain executive perquisites.
Accounting, Tax, and Other Considerations
In the Compensation Committee's review and establishment of compensation programs and payments for fiscal 2022, the Compensation Committee considered, but did not place great emphasis on, the anticipated accounting and tax treatment of Edgio's compensation programs and payments by us to our executive officers. While Edgio may consider accounting and tax treatment in the future, these factors alone are not dispositive. Among other factors that receive greater consideration are the net costs to us and Edgio's ability to effectively administer executive compensation in the short- and long-term interests of stockholders under a proposed compensation arrangement.
For tax years beginning before January 1, 2018, Internal Revenue Code (IRC) Section 162(m) (Section 162(m)) limits the amount that Edgio may deduct for compensation paid to Edgio's CEO and to each of Edgio's three most highly compensated officers (other than Edgio's CFO) to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may have been made for various forms of “performance-based” compensation. Under certain regulations, compensation arising from options and restricted stock units that meet certain requirements were not subject to the $1,000,000 cap on deductibility, and in the past Edgio has granted equity awards that Edgio believes met those requirements.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was passed, which among other things amended Section 162(m) to eliminate the “performance-based” exemption. For tax years beginning on or after January 1, 2018, Section 162(m) limits the amount that Edgio may deduct for compensation paid to our “covered employees” to $1,000,000 per person. “Covered employees” generally include Edgio's CEO, CFO, and each of Edgio's three most highly compensated officers. In addition, under the Tax Act, once an executive becomes a “covered employee” under Section 162(m), the individual will continue to be a “covered employee” as long as he or she remains employed by the company. The changes under the Tax Act will cause more of Edgio's compensation to be non-deductible under Section 162(m) in the future and will eliminate Edgio's ability to structure performance-based awards to be exempt from Section 162(m).
To maintain flexibility to compensate our executive officers in a manner designed to promote our short-term and long-term corporate goals, the Compensation Committee has not adopted a policy that all compensation must be deductible. The Compensation Committee believes that our stockholders' interests are best served if its discretion and flexibility in awarding compensation is not restricted in order to allow such compensation to be consistent with the goals of our executive compensation program, even though some compensation awards may result in non-deductible compensation expense. Consequently, the Compensation Committee will not necessarily limit executive compensation to that which is or may be deductible under Section 162(m).
Internal Revenue Code Section 409A
Internal Revenue Code Section 409A (Section 409A) imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Although Edgio does not maintain a traditional nonqualified deferred compensation plan, Section 409A does apply to certain severance and bonus arrangements and equity awards. Further, Edgio intends to structure Edgio's equity awards in a manner to either avoid the application of Section 409A or, to the extent doing so is not possible, comply with the applicable Section 409A requirements.
Accounting for Stock-Based Compensation
Edgio accounts for stock-based awards in accordance with the requirements of FASB Accounting Standards Codification Topic 718, Compensation - Stock Compensation (ASC Topic 718).
Stock Ownership Requirements for Executives
The Board has not adopted stock ownership guidelines with respect to Edgio's executives at this time. While the Board may consider doing so in the future, the Board recognized that each of the NEOs who had been at Edgio longer than one year collectively owned significant amounts of Edgio stock, thereby aligning their interests with Edgio's stockholders. As of December 31, 2022, each of Messrs. Lyons,, Boncel, and Ms. Austin owned shares of Edgio stock (not counting unvested RSUs or in-the-money vested stock options) that exceeded 1.12, 1.15, and .29 times their annual base salary, respectively. Messrs. Cumming, Diegnan and Ms. Maluso did not own shares of stock as of this date.
Compensation Committee Interlocks and Insider Participation
No member of Edgio's Compensation Committee has ever been an Edgio employee. None of Edgio's executives serves or has in the past year served as a member of the Board or Compensation Committee of any entity that has an executive serving as a member of Edgio's Board.

Executive Compensation and Other Matters
Executive Compensation Tables
2022 Summary Compensation Table
The following table sets forth information regarding the compensation to each of the individuals who served as Edgio's NEOs during the fiscal year ended December 31, 2022. The following table also sets forth such information for Edgio's NEOs for fiscal years ended December 31, 2021, and December 31, 2020.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (f) (1)	Option Awards ($) (1) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i) (2)	Total ($) (j)
Robert Lyons (3)	2022	550,000	504,167 (4)	2,603,355	—	550,000	29,135	3,686,657
Chief Executive Officer and Director	2021	504,167	225,000	1,401,250	1,179,720	—	15,824	3,325,961
Stephen Cumming (5)	2022	163,846	—	1,380,796	1,150,001	122,885	6,256	2,700,899
SVP, Chief Financial Officer
Daniel Boncel (6)	2022	300,000	60,000 (4)	402,808	—	150,000	26,289	789,097
Former SVP, Chief Financial Officer	2021	300,000	—	—	—	—	25,006	325,006
	2020	236,660	—	330,037	331,678	78,625	19,216	996,216
Kathy Austin (7)	2022	306,061	101,250 (4)	726,651	—	155,000	19,051	1,153,012
SVP, Chief People Experience Officer	2021	210,808	—	128,400	144,362	—	16,336	499,906
Richard Diegnan (8)	2022	121,875	—	366,968	400,001	81,750	9,361	898,205
SVP, Chief Legal Officer
Nancy Maluso (9)	2022	47,500	—	221,486	400,001	23,425	1,239	670,226
SVP, Chief Marketing & Strategy Officer

(1)
These amounts represent the aggregate grant date fair value for the options and RSUs granted to the NEOs, each computed in accordance with ASC Topic 718, as the case may be excluding the effect of estimated forfeitures. A discussion of the assumptions used in the calculation of these amounts are included in Note 17 “Share-Based Compensation” in the “Notes to Consolidated Financial Statements” included within our Annual Report on Form 10-K for fiscal year 2022. These amounts do not represent the actual amounts paid to or realized by the NEOs during the fiscal year presented. For PSUs, the performance metrics were not determined in fiscal 2022, and were determined in fiscal 2023. As such, there was no grant date fair value associated with the PSUs for fiscal 2022.

(2)	Represents $18,768, $6,256, $14,789, $9,361, $11,975 and $1,239 paid in 2022 for health and life insurance for Messrs. Lyons, Cumming, Boncel, Diegnan and Mses. Austin and Maluso, respectively, and $10,367, $0, $11,500, $0, $7,076 and $0 in 2022 company matching contributions on 401(k) accounts for Messrs. Lyons, Cumming, Boncel, Diegnan and Mses. Austin and Maluso, respectively.
(3)	Mr. Lyons was not a NEO for 2020.
(4)	This represents the amounts received in relation to the 2022 Management Retention Plan. These amounts were received in two installments of immediately-vested restricted stock units. The Management Bonus Plan was established to acknowledge certain executives and employees who put forth extraordinary effort in restructuring and rebuilding the Company in fiscal year 2021. Messrs. Cumming and Diegnan, and Ms. Maluso were not eligible to receive the bonus amounts since they were not service providers during this period.
(5)	Mr. Cumming commenced employment with us in August 2022 and his base salary and incentive compensation were pro-rated accordingly. Mr. Cumming was not an NEO for 2021 or 2020.
(6)	Mr. Boncel entered into a transition agreement in August 2022, whereupon Mr. Boncel's role as CFO terminated, but he continued as an advisor to the CEO and CFO to coordinate an orderly transition of his CFO and accounting duties. Mr. Boncel was not entitled to any severance benefits until he completed his transition period and terminated his service relationship with the Company, which occurred in 2023.
(7)	In February 2022, Ms. Austin assumed the role of Chief People Experience Officer. Ms. Austin was not an NEO for 2020.
(8)	Mr. Diegnan commenced employment with us in July 2022 and his base salary and incentive compensation were pro-rated accordingly. Mr. Diegnan was not an NEO for 2021 or 2020.
(9)	Ms. Maluso commenced employment with us in November 2022 and her base salary and incentive compensation were pro-rated accordingly. Ms. Maluso was not an NEO for 2021 or 2020.

Grants of Plan-Based Awards in 2022
The following table provides information regarding grants of plan based awards to each of Edgio's NEOs during the fiscal year ended December 31, 2022.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
		Minimum ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Robert Lyons	02/01/2021	275,000	—	550,000	—	—	—	—	—	—	—
	02/07/2022	—	—	—	—	—	—	639,645	—	—	2,603,355
Stephen Cumming	08/18/2022	60,565	—	122,885	—	—	—	—	—	—	—
	08/22/2022	—	—	—	—	—	—	376,761	—	—	1,322,431
	08/22/2022	—	—	—	—	—	—	—	587,427	3.51	1,150,001
	12/30/2022	—	—	—	—	309,900	619,800	—	—	—	—
	12/30/2022	—	—	—	—	—	—	51,650	—	—	58,365
Daniel Boncel	08/20/2022	75,000	—	150,000	—	—	—	—	—	—	—
	02/07/2022	—	—	—	—	—	—	98,970	—	—	402,808
Kathy Austin	02/07/2022	77,500	—	155,000	—	—	—	—	—	—	—
	02/07/2022	—	—	—	—	—	—	141,390	—	—	575,457
	12/30/2022	—	—	—	—	200,600	401,200	—	—	—	—
	12/30/2022	—	—	—	—	—	—	133,800	—	—	151,194
Richard Diegnan	07/01/2022	40,875	—	81,750	—	—	—	—	—	—	—
	07/01/2022	—	—	—	—	—	—	161,660	—	—	366,968
	08/10/2022	—	—	—	—	—	—	—	205,978	3.50	400,001
	12/30/2022	—	—	—	—	199,200	398,400	—	—	—	—
Nancy Maluso	11/14/2022	11,713	—	23,425	—	—	—	—	—	—	—
	11/16/2022	—	—	—	—	—	—	173,036	—	—	221,486
	11/16/2022	—	—	—	—	—	—	—	528,786	1.28	400,001
	12/30/2022	—	—	—	—	151,500	303,000	—	—	—	—

(1)
Amounts represent participation in the Bonus Plan, under which the plan would be funded only if the company achieved the minimum threshold of both $240 million in revenue and $18 million in adjusted EBITDA (these performance metrics were established prior to the restatement and were adjusted as described in further detail in the section entitled “Compensation Discussion and Analysis—Annual Incentive Bonuses’ located elsewhere in this Annual Report on Form 10-K). Target and maximum payout levels are the same. Following the end of the year, the Compensation Committee determined that performance under the Bonus Plan equated to 100% of target achievement, except for Mr. Cumming and Ms. Maluso, whose 2022 incentive bonus amounts would be prorated from August 22, 2022, and November 16, 2022, through the end of the year. See the Summary Compensation Table for actual amounts earned.

(2)
The amounts shown represent the PSUs granted pursuant to our Amended and Restated 2007 Equity Incentive Plan. If the Q4 2023 Adjusted EBITDA target of $16 million is achieved, then 100% of the target number of PSUs may be credited. If the Q4 2023 Adjusted EBITDA is less than or equal to $6 million, then 0% of the target number of PSUs may be credited. If the Q4 2023 Adjusted EBITDA is $26 million or greater, then 200% of the target number of PSUs may be credited. The number of PSUs that may be credited if Q4 2023 Adjusted EBITDA is between $6 million and $16 million and between $16 million and $26 million will be determined by linear interpolation. There is no threshold payout level. The performance period for the PSUs is January 1, 2023, through December 31, 2023. Subject to meeting the applicable performance metric, one-third (1/3) of the PSUs that may be credited will vest on the December 31, 2023, and the remaining two-thirds (2/3) will vest in equal annual installments on December 31, 2024 and December 31, 2025, subject to continued service through each such vesting date.

(3)
The amounts shown represent time-based RSUs granted pursuant to our Amended and Restated 2007 Equity Incentive Plan, which amounts will be payable in shares of our common stock if the service-based conditions for such time-based RSUs are met. For more information regarding the vesting schedule of these time-based RSUs, see the “Outstanding Equity Awards at 2022 Fiscal Year-End” table below.

(4)
The amounts shown represent time-based stock options granted pursuant to our Amended and Restated 2007 Equity Incentive Plan. For more information regarding the vesting schedule of these time-based stock options, see the “Outstanding Equity Awards at 2022 Fiscal Year-End” table below.

(5)
These amounts represent the aggregate grant date fair value for the options and RSUs granted to the NEOs, each computed in accordance with ASC Topic 718, as the case may be excluding the effect of estimated forfeitures. A discussion of the assumptions used in the calculation of these amounts are included in Note 14 “Share-Based Compensation” in the “Notes to Consolidated Financial Statements” included within our Annual Report on Form 10-K for fiscal year 2022. These amounts do not represent the actual amounts paid to or realized by the NEOs during the fiscal year presented. For PSUs, the performance metrics were not determined in fiscal 2022, and were determined in fiscal 2023. As such, there was no grant date fair value associated with the PSUs for fiscal 2022.

Outstanding Equity Awards at 2022 Fiscal Year-End
The following table presents certain information concerning the outstanding option and RSU awards held as of December 31, 2022, by each NEO. Unless otherwise indicated, the outstanding equity awards listed in the table below were subject to the accelerated vesting provisions in each of the NEO's employment agreements described in the “Employment Agreements,” and “Severance and Change of Control Benefits” sections below. Each of the equity awards in this table was granted pursuant to the Amended and Restated 2007 Equity Incentive Plan. The Market Values below are based on the reported closing market price of Edgio's common stock on Nasdaq as of December 30, 2022, the last trading day of 2022 ($1.13 per share).

		Option Awards					Stock Awards			Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options(#): Exercisable	Number of Securities Underlying Unexercised Options(#): Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)		(b)	(c)	(e)	(f)		(g)		(h)	(i)		(j)
Robert Lyons	2/16/2022	227,523	314,197	3.88	2/16/31	(1)
	3/1/2022						150,419	(2)	169,973
	12/1/2022						426,260	(2)	481,674
Stephen Cumming	8/22/2023	0	587,427	3.51	8/22/32	(3)
	9/1/2023						376,761	(4)	425,740
	12/31/2023									309,900	(5)	350,187
	12/31/2023						51,650	(6)	58,365
Dan Boncel		45,000	0	2.50	3/31/23	(7)
		63,750	0	2.12	3/3/24	(7)
		48,000	0	3.39	3/3/25	(7)
		45,000	0	1.53	3/1/26	(7)
		42,000	0	2.27	3/1/27	(7)
		25,164	0	3.97	3/1/28	(7)
		34,211	0	2.93	3/1/29	(7)
	3/1/2023	16,156	1,483	5.00	3/2/30	(1)
	3/1/2023						981	(2)	1,109
	7/24/2021	2,404	811	6.22	7/24/30	(1)
	9/1/2021						804	(2)	909
	12/1/2021	80,880	42,730	3.93	11/9/30	(1)
	12/1/2021						21,302	(2)	24,071
	12/1/2022						65,954	(2)	74,528
Kathy Austin	6/1/2022	29,950	49,920	3.21	5/3/31	(3)
	6/1/2022						30,000	(4)	33,900
	12/1/2022						94,223	(2)	106,472
	12/31/2023									200,600	(5)	226,678
	12/31/2023						133,800	(6)	151,194
Richard Diegnan	8/10/2023	0	205,978	3.50	8/10/32	(3)
	9/1/2023						161,660	(4)	182,676
	12/31/2023									199,200	(5)	225,096
Nancy Maluso	11/16/2023	0	528,786	1.28	11/16/32	(3)
	12/1/2023						173,036	(4)	195,531
	12/21/2023									151,500	(5)	171,195

(1)	1/3rd of each option award becomes vested and exercisable on the vesting commencement date and the remaining amounts become vested and exercisable equally each month thereafter for 24 months until the stock option has fully vested, subject to continued service through each such vesting date.
(2)	1/3rd of the RSUs vests on the vesting commencement date and the remaining amounts will vest equally for 8 quarters on the first day of each March, June, September, and December thereafter until all of the RSUs have vested, subject to continued service through each such vesting date.
(3)	1/4th of each option award becomes vested and exercisable on the vesting commencement date and the remaining amounts become exercisable equally each month thereafter for 36 months until the stock option has fully vested, provided the recipient continues to be a service provider through each such vesting date.
(4)	1/4th of the RSUs vests on the vesting commencement date and the remaining amounts will vest equally for 12 quarters on the first day of each March, June, September and December thereafter until all of the RSUs have vested, subject to continued service through each such vesting date.
(5)	The performance period for the PSUs shall be January 1, 2023, through December 31, 2023. Subject to meeting the applicable performance metric, 1/3 of the PSUs that may be credited will vest on December 31, 2023, and the remaining 2/3 will vest in equal annual installments on December 31, 2024, and December 31, 2025, subject to continued service through each such vesting date.
(6)	1/3rd of the RSUs will vest on December 31, 2023, the remaining 2/3rds of the RSUs will vest in equal annual installments on December 31, 2024, and December 31, 2025, provided recipient continues to be a service provider through each such vesting date.
(7)	Fully vested stock option grant.
Option Exercises and Stock Vested during the 2022 Fiscal Year
The following table presents certain information concerning the exercise of options and vesting of stock awards by each of the NEOs during the fiscal year ended December 31, 2022, including the value of gains on exercise and the value of the stock awards.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Robert Lyons	—	—	657,345	1,525,126
Daniel Boncel	—	—	130,599	283,112
Stephen Cumming	—	—	—	—
Kathy Austin	—	—	104,006	203,431
Richard Diegnan	—	—	—	—
Nancy Maluso	—	—	—	—

(1)	The aggregate dollar amount realized upon vesting is computed by multiplying the number of shares vested by the closing stock price on the vesting date.
Pension Benefits
None of the NEOs participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by Edgio.
Non-qualified Deferred Compensation
None of the NEOs participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by Edgio.
Employment Agreements
Edgio has written employment agreements with certain executives, including each of the NEOs. Each agreement provides that the executive’s employment with Edgio is “at-will” and may be terminated at any time by either party, either with or without cause, upon written notice to the other party. Each agreement further provides that Edgio will reimburse the executive for certain expenses for reasonable travel, entertainment, and other business expenses, including professional association fees, incurred by him in furtherance of the performance of their employment duties.
Mr. Lyons
On January 19, 2021, Edgio entered into an employment agreement with Mr. Lyons to become Edgio’s President and CEO commencing on February 1, 2021. The agreement provides for an annual salary subject to adjustment from time to time, plus eligibility to receive an annual cash incentive bonus, and annual long-term equity awards. The agreement also provides for certain severance or change of control benefits, which are described in detail in the section entitled “Compensation Discussion and Analysis—Severance and Change of Control Benefits” located elsewhere in this Annual Report on Form 10-K.
Mr. Cumming
On August 17, 2022, Edgio entered into an employment agreement with Mr. Cumming, to become Edgio's Senior Vice President (“SVP”), and CFO. The agreement provides for an annual salary subject to adjustment from time to time, plus eligibility to receive an annual cash incentive bonus, and annual long-term equity awards. The agreement also provides for certain severance or change of control benefits, which are described in detail in the section entitled “Compensation Discussion and Analysis—Severance and Change of Control Benefits” located elsewhere in this Annual Report on Form 10-K.
Mr. Boncel
On July 1, 2020, Edgio entered into an employment agreement with Mr. Boncel to become Edgio’s SVP and CFO, which served to terminate prior agreements then in existence. The employment agreement provides for an annual salary subject to adjustment from time to time, plus eligibility to receive an annual cash incentive bonus, and annual long-term equity awards. The agreement also provides for certain severance or change of control benefits, which are described in detail in the section entitled “Compensation Discussion and Analysis—Severance and Change of Control Benefits” located elsewhere in this Annual Report on Form 10-K. Mr. Boncel entered into a transition agreement in August 2022, whereupon Mr. Boncel’s role as CFO terminated, but he continued as an advisor to the CEO and CFO to coordinate an orderly transition of his CFO and accounting duties.
Under the terms of his transition agreement, Mr. Boncel would continue to receive his base salary and employee benefits during the transition period scheduled to end on December 31, 2022. Contingent upon completion of the transition period, Mr. Boncel would receive (i) 12 months' base salary paid in accordance with the company's payroll practices, (ii) the greater of his actual earned annual incentive bonus or his target incentive bonus for fiscal 2022, (iii) a transition bonus of $50,000, (iv) the remaining payments under his retention bonus issued in March 2022, (v) 12 months of health insurance benefits under COBRA for Mr. Boncel and his dependents or, if earlier, until Mr. Boncel obtained similar coverage under another plan, and (vi) the right to exercise vested options for 12 months following Mr. Boncel's separation date. Mr. Boncel's transition period was extended mutually through June 15, 2023 and upon his termination of service relationship with the Company, Mr. Boncel was entitled to: (A) 12 months’ base salary equal to $300,000, (B) [$150,000 his actual earned annual incentive bonus for fiscal 2022][ his target incentive bonus for fiscal 2022 equal to $150,000, (C) a transition bonus of $50,000, (D) a retention bonus amount equal to $60,000, and (E) 12 months of health insurance benefits under COBRA with a value equal to $14,268.
Mr. Diegnan
On July 1, 2022, Edgio entered into an employment agreement with Mr. Diegnan, to become Edgio's SVP and Chief Legal Officer. The agreement provides for an annual salary subject to adjustment from time to time, plus eligibility to receive an annual cash incentive bonus, and annual long-term equity awards. The agreement also provides for certain severance or change of control benefits, which are described in detail in the section entitled “Compensation Discussion and Analysis—Severance and Change of Control Benefits” located elsewhere in this Annual Report on Form 10-K.
Ms. Maluso
On November 16, 2022, Edgio entered into an employment agreement with Ms. Maluso, to become Edgio's SVP and Chief Marketing and Strategy Officer. The agreement provides for an annual salary subject to adjustment from time to time, plus eligibility to receive an annual cash incentive bonus, and annual long-term equity awards. The agreement also provides for certain severance or change of control benefits, which are described in detail in the section entitled “Compensation Discussion and Analysis—Severance and Change of Control Benefits” located elsewhere in this Annual Report on Form 10-K.
Ms. Austin

On February 7, 2022, Edgio entered into an employment agreement with Ms. Austin in connection with her promotion to SVP and Chief People Experience Officer, and such agreement, served to terminate prior agreements then in existence. The agreement provides for an annual salary subject to adjustment from time to time, plus eligibility to receive an annual cash incentive bonus, and annual long-term equity awards. The agreement also provides for certain severance or change of control benefits, which are described in detail in the section entitled “Compensation Discussion and Analysis—Severance and Change of Control Benefits” located elsewhere in this Annual Report on Form 10-K.
Severance and Change of Control Benefits
Severance Benefits
Edgio believes that providing severance benefits for its executives is necessary to attract and retain executive talent, and is accordingly consistent with Edgio's compensation philosophy and objectives. Severance benefits for executives is also appropriate as Edgio believes that it is likely that an executive who is relieved of his or her position without cause may require an extended period of time to obtain other similar employment.
During fiscal 2022, the employment agreements between us and each of Edgio's NEOs generally provide that if the executive is terminated without cause, or if the executive resigns for good reason, and the termination is not in connection with a change of control, then the executive will be entitled to the following severance benefits: (i) continued payment of executive’s base salary for twelve months, (ii) actual, earned cash bonus for the year in which termination occurs, prorated to the date of termination, and (iii) reimbursement for premiums paid for continued health benefits for the executive and eligible dependents under Edgio's health plans until the earlier of twelve months after termination or until executive and eligible dependents are covered under another health insurance program.
If an executive voluntarily resigns without good reason, or executive's employment is terminated for cause, then the executive is entitled generally only to compensation earned through the date of termination, such as base salary through the date of termination, and unpaid but earned and accrued annual bonus for a fiscal year completed prior to the termination of employment. All further vesting of outstanding equity awards would also cease as of the date of termination.
In the event an executive's employment is terminated due to death or disability, then 25% percent of the executive’s then outstanding and unvested equity awards will vest.
Change of Control Benefits
Edgio believe that providing certain benefits for the executives in connection with a change of control is necessary to attract and retain executive talent. Further, Edgio believes that change of control arrangements are an important part of overall compensation for the executives because they will assist Edgio in maximizing stockholder value by allowing executives to participate in an objective review of any proposed transaction and whether such proposal is in the best interest of Edgio stockholders, notwithstanding any concern the executive might have regarding executive's continued employment prior to or following a change in control or other personal financial interest.
During fiscal 2022, the employment agreements between Edgio and each named executive officer generally provide that, in the event of a change of control, 50% of each executive’s then outstanding and unvested equity awards will vest. Edgio believes that this accelerated vesting provision is an important retention tool necessary to ensure a successful transition of the executive team in the event of a change of control.
In addition, if the executive is terminated without cause or resigns for good reason, in each case in connection with a change of control, then the executive is entitled to the following benefits (in lieu of the benefits described above under "Severance Benefits"): (i) continued payment of executive’s then-current base salary for 12 months, (ii) 100% of the executive’s target cash bonus for the year in which termination occurred, (iii) immediate accelerated vesting of all outstanding, unvested equity awards, including RSUs, credited PSUs and stock options, and (iv) reimbursement for premiums paid for continued health benefits for the executive and eligible dependents under Edgio's health plans until the earlier of 12 months after termination or until executive is covered under another health insurance program.
Furthermore, if the benefits constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (Section 280G) and will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then executive’s severance benefits payable will be either (a) delivered in full, or (b) delivered as to such lesser extent which would result in no portion of such severance benefits being subject to the excise tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax, results in the receipt by executive on an after tax basis, of the greatest amount of severance benefits.

The terms “cause,” “change of control,” “in connection with a change of control,” and “good reason,” are used substantially consistently among the employment agreements. Generally, each term means the following:

Cause	Includes any of the following: (i) gross negligence, recklessness, or willful misconduct; (ii) repeated or habitual neglect of duties or responsibilities that continues after notice; (iii) failure or refusal to carry-out the legitimate assignments; (iv) an act of personal dishonesty with the intention or reasonable expectation that such action may result in substantial personal enrichment; (v) conviction of, or plea of nolo contendre to, a felony that has had or will have a material detrimental effect on Edgio's reputation or business; (vi) a breach of any fiduciary duty that has a material detrimental effect on Edgio's reputation or business; (vii) being found liable in any SEC or other civil or criminal securities law action or entering any cease and desist order with respect to such action; (viii) obstructing, impeding, endeavoring to obstruct, impede or improperly influence, or failing to materially cooperate with, any investigation authorized by the Board or any governmental or self-regulatory entity; or (ix) disqualification or bar by any governmental or self-regulatory authority from serving in the capacity contemplated by executive's employment agreement.
Change of control	Generally means the occurrence of any of the following events: (i) Edgio merges or consolidates with any other corporation, except where Edgio's voting securities outstanding immediately prior continue to represent more than 50% of the total voting power of the surviving entity outstanding immediately after such merger or consolidation; (ii) the approval by Edgio stockholders, or the Board, of a plan of Edgio's complete liquidation, or an agreement for the sale or disposition by Edgio of all or substantially all of Edgio's assets; or (iii) any “person” (as such term is used in the Securities Exchange Act) becoming the “beneficial owner,” directly or indirectly, of Edgio's securities representing 50% or more of the total voting power represented by Edgio's then-outstanding voting securities.
In connection with a change of control	Generally means a termination of executive’s employment within three months prior to the execution of an agreement that results in a change of control or twelve months following a change of control.
Good reason	Generally means voluntary resignation of employment because of the existence of any of the following reasons without executive's consent that continue following the expiration of any cure period: (i) a material reduction of title, authority, duties, or responsibilities from those in effect immediately prior to the reduction; (ii) an adverse change in reporting responsibilities, unless it involves a sale, separation or spin-off of a portion of Edgio's business operations, Edgio remains a going concern, and executive’s duties, position and responsibilities with respect to the remaining business operations are not materially reduced; (iii) a material reduction in cash compensation as in effect immediately prior to such reduction (not including a one-time reduction of less than 10% in the aggregate that also is applied to Edgio's other similarly situated executive officers); (iv) a failure by Edgio to require any successor entity to specifically assume all of its obligations under executive's employment agreement; or (v) a material breach by us (or Edgio's successor) of any material contractual obligation owed to executive pursuant to the employment agreement that is not cured following notice and a reasonable cure period. Notwithstanding the foregoing, executive cannot resign for good reason without first providing Edgio with written notice within 30 days of the event that constitutes “good reason” specifically identifying the acts or omissions constituting the grounds for good reason and a reasonable cure period of not less than 30 days.
Material Conditions to or Obligations of Severance
The receipt of any severance or change of control benefits is conditioned upon the executive delivering and not revoking a separation agreement and general release of claims substantially in a form prescribed by Edgio. Further, the executive must agree that for a two-year period following executive's termination that executive will not (i) solicit any of Edgio's employees for employment other than with Edgio, and (ii) engage in competition with or have an ownership interest in a business that competes with Edgio.
The tables below show the potential payments and benefits each of the NEOs would have been entitled to receive in the event of a change of control (assuming that a successor entity assumes, substitutes, or continues outstanding equity awards) or if each such officer’s employment had been terminated under the following circumstances as of December 31, 2022. Due to a number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.. Mr. Boncel terminated his service relationship with the Company on June 15, 2023, and his severance benefits are quantified above.
Potential Payments Upon a Change of Control With no Termination of Employment

Name	Severance Salary ($)	Severance Bonus ($)	Acceleration of Unvested Equity Awards ($) (1)	Health and Welfare Benefits ($)	Total ($)
Robert Lyons	$—	$—	$325,824	$—	$325,824
Stephen Cumming	—	—	242,052	—	242,052
Kathy Austin	—	—	145,783	—	145,783
Richard Diegnan	—	—	91,304	—	91,304
Nancy Maluso	—	—	97,765	—	97,765

(1)	Valuation of acceleration of vesting of unvested equity awards is equal to 50% of the unvested RSUs and 50% of the unvested stock options with an exercise price less than the $1.13 per share closing price of Edgio's common stock on December 30, 2022, the last trading day of 2022, held by each NEO.
Potential Payments Upon Termination Without Cause or Resignation for Good Reason, each in Connection with a Change of Control

Name	Severance Salary ($) (1)	Severance Bonus ($) (1)	Acceleration of Unvested Equity Awards ($) (2)	Health and Welfare Benefits ($) (3)	Total ($)
Robert Lyons	$550,000	$550,000	$651,647	$18,150	$1,769,797
Stephen Cumming	450,000	337,500	484,104	6,050	1,277,654
Kathy Austin	310,000	155,000	291,566	11,443	768,009
Richard Diegnan	325,000	162,500	182,676	9,088	679,264
Nancy Maluso	380,000	190,000	195,531	1,189	766,720

(1)	Amounts represent 12 months of continued base salary and 100% of target bonus for Messrs. Lyons, Cumming, and Diegnan, and Messes. Austin and Maluso.
(2)	Valuation of acceleration of vesting of unvested equity awards is equal to 100% of the unvested RSUs and 100% of the unvested stock options with an exercise price less than the $1.13 per share closing price of Edgio's common stock on December 30, 2022, the last trading day of 2022, held by each NEO.
(3)	Health and welfare benefits are calculated using the monthly COBRA cost of medical, dental, and vision insurance elected by the NEO during fiscal 2022, multiplied by 12 months.
Potential Payments Upon Termination Without Cause or Resignation for Good Reason, each Not in Connection with a Change of Control

Name	Severance Salary ($) (1)	Severance Bonus ($) (1)	Acceleration of Unvested Equity Awards ($)	Health and Welfare Benefits ($) (2)	Total ($)
Robert Lyons	$550,000	$550,000	$—	$18,150	$1,118,150
Stephen Cumming	450,000	337,500	—	6,050	793,550
Kathy Austin	310,000	155,000	—	11,443	476,443
Richard Diegnan	325,000	162,500	—	9,088	496,588
Nancy Maluso	380,000	190,000	—	1,189	571,189

(1)	Amounts represent 12 months of continued base salary and 100% of target bonus for Messrs. Lyons, Cumming, and Diegnan, and Messes. Austin and Maluso.
(2)	Health and welfare benefits are calculated using the monthly COBRA cost of medical, dental, and vision insurance elected by the NEO during fiscal 2022, multiplied by 12 months.
Potential Payments Upon Death or Disability, each Not in Connection with a Change of Control

Name	Severance Salary ($)	Severance Bonus ($)	Acceleration of Unvested Equity Awards ($) (1)	Health and Welfare Benefits ($)	Total ($)
Robert Lyons	$—	$—	$162,912	$—	$162,912
Stephen Cumming	—	—	121,026	—	121,026
Kathy Austin	—	—	72,892	—	72,892
Richard Diegnan	—	—	45,652	—	45,652
Nancy Maluso	—	—	48,883	—	48,883

(1)	Valuation of acceleration of vesting of unvested equity awards is equal to 25% of the unvested RSUs and 25% of the unvested stock options with an exercise price less than the $1.13 per share closing price of Edgio's common stock on December 30, 2022, the last trading day of 2022, held by each NEO.
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, Edgio are provides the following information for fiscal 2022 about the relationship of the annual total compensation of Edgio’s employees and the annual total compensation of Edgio’s CEO, Mr. Lyons.
•the annual total compensation of Edgio’s median employee was $108,806;
•the annual total compensation of Edgio’s CEO was $3,686,657, based on the total compensation as reflected in the Summary Compensation Table above and with base salary annualized for 2022; and
•Edgio's estimate of the ratio of Edgio’s CEO’s annual total compensation to Edgio’s median employee’s annual total compensation was 34 to 1.
As permitted by SEC rules, Edgio selects the individual who represented Edgio’s median employee, by reviewing annual base salary, commissions, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2022), perquisites, company contributions to defined contribution plans, and insurance premiums paid by Edgio for all 979 individuals worldwide who were employed by Edgio on December 31, 2022 (whether employed on a full-time, part-time, seasonal, or temporary basis). The total number of employees is an aggregate number of all employees including those acquired from Edgio’s acquisition of Edgecast, Inc. in 2022 (excluding the Chief Executive Officer). For employees paid in other than U.S. dollars, Edgio converted their compensation to U.S. dollars and did not make any cost-of-living adjustments to such compensation. Edgio did not annualize total direct compensation for employees employed by us for less than the full fiscal year.
Once Edgio selected the individual who represented the median employee, Edgio then calculated the annual total compensation for this employee using the same methodology Edgio used for the NEOs in the section entitled “Executive Compensation and other Matters—2022 Summary Compensation Table” located elsewhere in this proxy statement to yield the median annual total compensation disclosed above.
The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on Edgio's internal records and the methodology described above. The SEC rules for calculating the pay ratio allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Director Compensation
The non-employee members of Edgio's Board are eligible to receive both cash and equity compensation for their service as board members. Members of management who are on the Board are not eligible for additional compensation for service as board members. Edgio's Amended and Restated 2007 Equity Incentive Plan provides that the value of all compensation paid to a non-executive director in any calendar year will not exceed $500,000.
The Compensation Committee periodically reviews Edgio's Board compensation program and may, from time-to-time, recommend to the Board changes to the program. The Compensation Committee may seek the advice of an independent compensation consultant to the extent it deems necessary or appropriate in the discharge of its duties. In 2022, the Compensation Committee engaged Compensia, an independent compensation consultant, to conduct a review of Edgio's director compensation program and provide the Compensation Committee with market data to evaluate. Based on these reviews, Edgio's director compensation program for 2022 changed from fiscal 2021 to be more aligned with the market rates for directors at similar technology companies. Specifically, Compensation Committee approved an increase for the non-executive chairperson's cash retainer from $40,000 per year to $50,000 per year, increasing the Compensation Committee chairperson committee retainer from $10,000 per year to $15,000 per year, and increasing the Nominating and Governance Committee chairperson committee retain from $5,000 per year to $9,000 per year. In addition, committee member cash retainers for the Audit Committee, Compensation Committee and Nominating Committee increased from $9,000 per year to $10,000 per year, $6,000 per year to $7,500, and $0 per year to $4,500 per year, respectively. Such increases were prorated for 2022.
Equity Awards
Edgio grants an equity award to a new non-executive director when he or she first joins the Board (the “Initial Award”). Initial Awards are based on a fixed value of $350,000 and are paid in RSUs that vest over a two-year period, subject to continued service through applicable vesting date. Edgio also grants an annual equity award to each non-executive director (the “Annual Award”). Annual awards are based on a fixed value of $175,000 or such other amount as determined in the judgment of the Compensation Committee and are paid in RSUs that fully vest on the day prior to the issuer's annual shareholder meeting the following year, but in no event later than December 31 of that year, subject to continued service through applicable vesting date.
Cash Retainers
Edgio provides our non-executive directors with cash retainers, paid quarterly in arrears. The annual cash retainer for the Chairman is $50,000 and for each non-executive director is $40,000. Additionally, Edgio provides the following annual cash retainers in fiscal 2022. The amounts below were prorated beginning with the third quarter of 2022 based on the change in compensation that was approved in June 2022:
•Mr. Peterschmidt received $30,000 for service as Edgio's non-executive Chairperson of the Board;
•Mr. Amaral received $20,000 for service as Edgio's Audit Committee Chairperson;
•Mr. Genereux received $7,500 for services as Compensation Committee Chairperson before changing his role in August 2022 to a member of the Compensation Committee. Ms. Ledingham received $6,250 for service as Edgio's Compensation Committee Chairperson;
•Mr. Genereux received $4,500 for service as Edgio's Nominating and Governance Committee Chairperson;
•Mr. Peterschmidt received $10,000 for service as a member (other than Chairperson) of the Audit Committee;
•Messrs. Amaral, and Peterschmidt, received $7,500 and Mr. Genereux received $2,500 for service as a member (other than Chairperson) of the Compensation Committee; and
•Each non-executive director (other than Chairperson) received $4,500 for service as a member of the Nominating and Governance Committee.
The following table presents compensation received by Edgio's non-executive directors during fiscal 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Walter Amaral (2)	$69,000	$113,490	$182,490
Doug Bewsher (3)	42,250	113,490	155,740
Scott Genereux (4)	54,500	113,490	167,990
Patricia Hadden (5)	42,250	113,490	155,740
Dianne Ledingham (6)	34,125	267,225	301,350
David C. Peterschmidt (7)	89,000	113,490	202,490
Reed Rayman (8)	22,250	—	22,250
E-Fei Wang (9)	22,250	—	22,250
Jeffrey Fisher (10)	27,500	—	27,500
Mare DeBovoise (11)	22,458	—	22,458

(1)	These amounts represent the grant date fair value for the RSUs granted to non-employee directors for their service on the Board, computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. A discussion of the assumptions used in the calculation of these amounts for awards granted in 2022 are included in Note 17 “Share-Based Compensation” in the “Notes to Consolidated Financial Statements” included within our Annual Report on Form 10-K for fiscal 2022. These amounts do not represent the actual amounts paid.
(2)	As of December 31, 2022, Mr. Amaral held 42,347 RSUs.
(3)	As of December 31, 2022, Mr. Bewsher held 42,347 RSUs.
(4)	As of December 31, 2022, Mr. Genereux held 42,347 RSUs. Mr Genereux resigned as Compensation Committee Chairperson in August of 2022, but remains on the Compensation Committee as a member. Mr. Genereux was appointed as Nominating and Governance Committee Chairperson in August of 2022.
(5)	As of December 31, 2022, Ms. Hadden held 42,347 RSUs.
(6)	Ms. Ledingham joined the Board on June 15, 2022, and was appointed as Compensation Committee Chairperson in August of 2022. As of December 31, 2022, Ms. Ledingham held 108,628 RSUs.
(7)	As of December 31, 2022, Mr. Peterschmidt held 42,347 RSUs.
(8)	Mr. Rayman joined the Board on June 15, 2022, in connection with the closing of the company’s acquisition of Edgecast, Inc. All fees are paid to College Top Holdings, Inc. As of December 31, 2022, Mr. Rayman did not hold any RSUs.
(9)	Mr. Wang joined the Board on June 15, 2022, in connection with the closing of the company’s acquisition of Edgecast, Inc. All fees are paid to College Top Holdings, Inc. As of December 31, 2022, Mr. Wang did not hold any RSUs.
(10)	Mr. Fisher retired from the Board on June 15, 2022. The amounts shown are prorated to reflect the portion of the year he was a service provider. As of December 31, 2022, Mr. Fisher did not hold any RSUs.
(11)	Mr. DeBevoise retired from the Board on June 15, 2022. The amounts shown are prorated to reflect the portion of the year that he was a service provider. As of December 31, 2022, Mr. DeBevoise did not hold any RSUs.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following tables set forth information about the beneficial ownership of Edgio common stock on March 31, 2023, by:
•each person known to us to be the beneficial owner of more than 5% of Edgio common stock;
•each executive officer;
•each of Edgio’s directors; and
•all of Edgio’s executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to state community property laws, Edgio believes, based on the information furnished to us, that the persons named in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that could be issued upon the exercise of outstanding options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2023, and common stock issuable upon the vesting of restricted stock units within 60 days of March 31, 2023, ignoring the withholding of shares of common stock to cover applicable taxes, are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of any other person. Percentage of ownership is based on 222,701,481 shares of Edgio's common stock outstanding on March 31, 2023. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Edgio, Inc., 11811 N. Tatum Blvd, Suite 3031, Phoenix, Arizona 85028.

	Shares Beneficially Owned
Beneficial Owner	Number		Percent
College Top Holdings, Inc.	80,812,429	(1)	36.9%
Robert Lyons	993,895	(2)	*
Stephen Cumming	—		*
Daniel Boncel	741,075	(3)	*
Kathy Austin	124,800		*
Richard Diegnan	—		*
Nancy Maluso	—		*
Ajay Kapur	1,919,121	(5)	*
Walter Amaral	301,259	(6)	*
Reed Rayman	—		*
David Peterschmidt	128,259	(7)	*
Doug Bewsher	127,458	(8)	*
Scott Genereux	143,305	(9)	*
E-Fei Wang	—		*
Patricia Parra Hadden	87,773	(10)	*
Dianne Ledingham	—		*
All directors and executive officers as a group (15 persons)	4,566,945	(11)	2.1%

(1)	This information is based on Schedule 13D filed with the SEC jointly on June 27, 2022, by (i) College Top Holdings, Inc.; (ii) College Parent L.P.; (iii) College Parent Holdings GP,LLC; (iv) AP IX College Holdings, L.P.; (v) AP IX College Holdings GP, LLC; (vi) Apollo Management IC, L.P.; (vii) AIF IX Management, LLC; (viii) Apollo Management, L.P.; (ix) Apollo Management GP, LLC; (x) Apollo Management Holdings, L.P.; (xi) Apollo Management Holdings GP, LLC., all of which, reports its address as 5c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.
(2)	Includes 603,857 shares of common stock held by Robert Lyons. Also includes 390,038 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023.
(3)	Includes 319,268 shares of common stock held by Daniel Boncel. Also includes 421,807 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023.
(4)	Includes 86,530 shares of common stock held by Kathy Austin. Also includes 38,270 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023.
(5)	Includes 1,919,121 shares of common stock held by Ajay Kapur.
(6)	Includes 301,259 shares of common stock held by Walt Amaral.
(7)	Includes 128,259 shares of common stock held by David Peterschmidt.
(8)	Includes 127,458 shares of common stock held by Doug Bewsher.
(9)	Includes 143,305 shares of common stock held by Scott Genereux.
(10)	Includes 87,773 shares of common stock held by Patricia Hadden.
(11)	Includes an aggregate of 850,115 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023.
Securities authorized for issuance under equity compensation plans

Edgio currently maintains two equity-based compensation plans that have been approved by Edgio stockholders: the Amended and Restated 2007 Equity Incentive Plan (the “equity incentive plan”), which was approved by Edgio stockholders in 2007, and again in 2016, and the ESPP, which was approved by Edgio stockholders in 2013 and again in 2019. Edgio also maintains an equity-based compensation plan not approved by Edgio stockholders: the 2021 Inducement Plan (the “inducement plan”). The following table sets forth, for each of Edgio’s equity-based compensation plans, the number of shares of Edgio's common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($/share)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column (#)
Equity compensation plans approved by security holders	11,008,344 (1)	2.87 (2)	13,572,261 (3)
Equity compensation plans not approved by security	10,496,533 (4)	—	503,647
Total	21,504,877	$2.87	14,160,728

(1)	Includes outstanding stock options for 11,008,344 shares of Edgio's common stock under the equity incentive plan.
(2)
The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price, or purchase rights accruing under the ESPP during the purchase period that began on November 15, 2022 because the purchase right (and therefore the number of shares to be purchased) will be determined after the filing of the company’s annual report on Form 10-K. Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current period, may not exceed 5,000 shares. There are no warrants or other rights outstanding.

(3)
Includes 11,436,681 shares available for issuance under the equity incentive plan. The equity incentive plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of (i) 4% of the outstanding shares of Edgio common stock on the last day of the immediately preceding fiscal year; (ii) 4,500,000 shares; or (iii) such other amount as the Edgio board may determine. On January 1, 2023, the number of shares reserved for issuance under the equity incentive plan increased by 4,500,000 shares. The data presented in this table was calculated as of December 31, 2022, and does not reflect the January 1, 2023 increase.
This also includes 2,225,580 shares reserved for issuance under the ESPP (which number includes shares subject to purchase during the current purchase period, which commenced on November 16, 2022, and the exact number of which will not be known until the company determines the date to complete the purchase).

(4)
Includes the inducement plan. For more information about the inducement plan, please see Note 15 to Edgio’s Annual Report on Form 10-K, as amended for the year ended December 31, 2022 filed with the SEC on June [ ], 2022. In connection with Edgio's acquisition of Moov Corporation, we also assumed outstanding Moov Corporation options. As of December 31, 2022, there were 791,438 shares issuable under such outstanding stock options (with a weighted-average exercise price of $0.45 per share). For more information about the assumption of the Moov Corporation options, please see Note 4, Business Acquisition, Moov Corporation

Item 13.     Certain Relationships, Related Transactions, and Director Independence
The information required by this item is included in Edgio's Proxy Statement related to the 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Certain Relationships and Related Transactions
Agreements with Directors and Executives
Edgio enters into compensation arrangements with Edgio's non-executive directors and executives. Edgio also enter into indemnification agreements with each director and officer that require Edgio to indemnify each individual for certain liabilities to which they may become subject as a result of their affiliation with Edgio to the fullest extent permitted by Delaware law, Edgio's bylaws, and Edgio's certificate of incorporation.
Policies and Procedures for Related Party Transactions
Edgio's Board has adopted a written policy requiring approval of certain transactions between Edgio and “related parties.” For purposes of the policy, a “related party” consists of executive officers or directors, any stockholder beneficially owning more than 5% of Edgio's common stock, or immediate family members of any such person. This policy is administered by the Audit Committee and applies to any transaction or series of transactions in which Edgio (or any subsidiary) is a participant, the amount involved exceeds or is expected to exceed $120,000 in any calendar year, and any related party has a direct or indirect material interest.
The Audit Committee must review and approve in advance any related party transaction that exceeds or is expected to exceed $5,000. All of Edgio's directors, officers, and employees are required to report any related party transaction to Edgio's Audit Committee prior to its completion. A memorandum detailing Edgio's related party transactions is provided to the Committee every quarter. The Audit Committee reviews and approves the related party memorandum, and such approvals are documented in the Audit Committee meeting minutes in which the related party memorandum is presented.
Stockholder Agreement
On June 15, 2022, pursuant to the Purchase Agreement between College Parent and Edgio (the Purchase Agreement), Edgio and College Parent entered into a stockholders agreement (the “Stockholders Agreement”), pursuant to which, among other things, Edgio is obligated to ensure the Edgio Board and certain committees thereof consist of the individuals set forth therein, including the applicable designees of Seller, in each case, as more particularly set forth in the Stockholders Agreement. At the closing, the Edgio Board will consist of nine total directors: three designees of Seller, and six individuals who are currently directors of Edgio.
Under the Stockholders Agreement, for so long as Seller beneficially owns a number of Edgio common shares representing more than 10% of the then outstanding Edgio common shares, College Parent will maintain the right to nominate for election designees designated by College Parent. Edgio will also cause the Edgio Board to nominate for election that number of individuals designated by College Parent that, if elected, would result in three designees of College Parent serving on the Edgio Board until the earlier of such time as College Parent beneficially owns a number of Edgio common shares representing less than 30% of the number of outstanding Edgio common shares, after which time College Parent’s designation rights will be reduced to two designees until such time as College Parent beneficially owns Edgio common shares representing less than 20% of the number of outstanding Edgio common shares, after which time College Parent’s designation rights will be reduced to one designee.
Pursuant to the Stockholders Agreement and subject to certain exceptions, College Parent will agree, for the Relevant Restricted Period (as defined in the Stockholders Agreement) after the closing, not to Transfer (as defined in the Stockholders Agreement) any Edgio common shares and Earnout Purchaser Shares Stock (as defined in the Stockholders Agreement) held by College Parent as of the closing after giving effect to the Pre-Closing Restructuring.
The Stockholders Agreement will also contain certain restrictions on Edgio, for so long as College Parent continues to beneficially own at least 50% of the Edgio common shares, Edgio may not take the following actions without the prior written consent of College Parent, such approval not to be unreasonably withheld: (i) amend the organizational documents of Edgio or any of its material subsidiaries in any manner that would be disproportionately adverse to College Parent, (ii) change the size of the Edgio Board and (iii) undertake any liquidation, dissolution or winding up of Edgio.
Registration Rights Agreement
On June 15, 2022, pursuant to the Purchase Agreement, Edgio entered into a registration rights agreement (the “Registration Rights Agreement”) with College Parent (together with any other party that may become a party to the Registration Rights Agreement, “Holders”). Pursuant to the Registration Rights Agreement, among other things, and on the terms and subject to certain limitations set forth therein, Edgio is obligated to use its commercially reasonable efforts to prepare and file on or prior to the first expiration date of the Relevant Restricted Period (as defined in the Registration Rights Agreement) a registration statement registering Edgio common shares held by Holders, including any Earnout Purchaser Shares acquired by Holders in accordance with the Purchase Agreement.

The Registration Rights Agreement also provides Holders with certain customary piggyback registration rights. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration or offering and Edgio’s right to delay or withdraw a registration statement under certain circumstances.
Director Independence
For the information required by this item relating to the independence of Edgio's directors please see “Board, Committee Composition, and Independence” in Item 10 of this Amendment No. 1.
Item 14.     Principal Accounting Fees and Services

Principal Accountant Fees and Services
The following table presents the fees paid or accrued by Edgio for the audit and other services provided by EY for the years ended December 31, 2022, and 2021:

	2022	2021
Audit Fees (1)	$2,035,000	$820,380
Audit-Related Fees (2)	556,000	235,000
Tax Fees	147,000	53,045
All Other Fees (3)	2,000	3,600
Total Fees	$2,740,000	$1,112,025

(1)	Includes fees associated with the audit of Edgio's annual consolidated financial statements and internal control over financial reporting included in Edgio's Annual Report on Form 10-K and the reviews of consolidated financial statements included in Edgio's quarterly reports on Form 10-Q. This category also includes consultations on audit and accounting matters that arose during, or as a result of, the audit or the review of Edgio's interim consolidated financial statements, services rendered to review Edgio's SEC filings, including consents and comment letters, and/or certain other one-time procedures.
(2)	Includes fees associated with financial and tax due diligence in connection with acquisitions.
(3)	For 2022 and 2021, “All Other Fees” include a fee for access to an accounting and reporting research tool.
Audit Committee Pre-Approval Policy
Prior to the initiation of any audit related or non-audit related service, the Audit Committee is presented with a proposal for such service and an estimate of the fees for pre-approval. In the event the scope of the work requires changes from the initial proposal, the modified proposal is presented to the Audit Committee for pre-approval. The requests for pre-approvals are presented to the Audit Committee at the time of the Audit Committee’s regularly scheduled meetings, or on an as-needed basis. The Audit Committee has delegated to its Chairperson the authority to pre-approve audit related and non-audit related services to be performed by Edgio's independent registered public accounting firm and associated fees on an as-needed basis. Such pre-approvals are reported to the full Audit Committee at its next regularly scheduled meeting. Subsequent to Edgio's IPO in 2007, the Audit Committee has pre-approved 100% of audit related and non-audit related services by Edgio’s independent registered public accounting firm.
The Audit committee has determined the rendering of other professional services for tax compliance and tax advice by EY is compatible with maintaining their independence.

PART IV
Item 15.     Exhibits and Financial Statement Schedules.
(a)Documents filed as part of this Annual Report on Form 10-K.
(i)Financial Statements. See Item 8 — Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.
(ii)Financial Schedules. The schedule listed below is filed as part of this Annual Report on Form 10-K:

Page
Schedule II — Valuation and Qualifying Accounts	170
All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.
(b)Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein by reference.
Item 16.     Form 10-K Summary.
Not Applicable.

INDEX TO EXHIBITS
___________

Exhibit Number	Exhibit Title

2.1(1)	Agreement and Plan of Merger by and among Limelight Networks, Inc., Moov Corporation, Mojo Merger Sub, Inc., Mojo Merger Sub, LLC, and Fortis Advisors Dated July 28, 2021.

2.2(2)	Stock Purchase Agreement, dated March 6, 2022, by and between Limelight Networks, Inc. and College Parent, L.P.

3.1(3)	Amended and Restated Certificate of Incorporation of Edgio, Inc. (f/k/a Limelight Networks, Inc.)

3.2(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Edgio, Inc. (f/k/a Limelight Networks, Inc.), dated June 15, 2022.

3.3(5)	Third Amended and Restated Bylaws of Edgio, Inc.

4.1(6)	Specimen Common Stock Certificate of the Registrant.

4.2(7)	Description of Securities Registered Under Section 12 of the Exchange Act.

4.3(8)	Indenture between Limelight Networks, Inc. and U.S. Bank National Association dated July 27, 2020.

4.4(9)	Form of 3.50% Convertible Senior Notes due August 1, 2025 (included in Exhibit 4.3).

4.5(10)	Warrant to Purchase Common Stock issued to AlixPartners, LLP by Limelight Networks, Inc., dated April 27, 2021 CSW-1.

4.6(11)	Warrant to Purchase Common Stock issued to AlixPartners, LLP by Limelight Networks, Inc., dated April 27, 2021 CSW-2.

10.1(12)‡	Form of Indemnification Agreement for directors and officers.

10.2(13)‡	Amended and Restated 2003 Incentive Compensation Plan and form of agreement thereunder.

10.3(13)‡	2007 Equity Incentive Plan and form of agreement thereunder.

10.3.01(14)‡	Amended and Restated 2007 Equity Incentive Plan of Limelight Networks.

10.3.02(15)‡	Form of Amended and Restated 2007 Equity Incentive Plan Restricted Stock Unit Agreement

10.3.03(16)‡	Form of Amended and Restated 2007 Equity Incentive Plan Performance-Based Restricted Stock Unit Agreement

10.4(17)#	Stockholders Agreement, dated June 15, 2022, by and between the Company (formerly Limelight Networks, Inc.) and College Top Holdings.

10.5(18)‡	Registration Rights Agreement, dated June 15, 2022, by and between the Company (formerly Limelight Networks, Inc.) and College Top Holdings.

10.6(19)‡	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for officers and employees.

10.7(20)‡	Master Executive Bonus and Management Bonus Plan.

10.8(21)‡	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.

10.9(22)‡	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.

10.10(23)‡	Employment Agreement between the Registrant and Robert A. Lento dated January 22, 2013.

10.10.01(24)‡	First Amendment to Employment agreement between the Registrant and Robert A. Lento dated as of February 23, 2016.

10.10.01(25)‡	Transition Agreement, Amendment to Employment Agreement, and Release between the Registrant and Robert Lento dated January 19, 2021.

10.11(26)‡	Employment Agreement between the Registrant and Daniel Boncel dated July 1, 2020.

10.12(27)‡	Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.12.01(28)‡	Amendment 1 to the Limelight Networks, Inc. 2013 Employee Stock Purchase Plan.

10.13(29)‡	Employment Agreement between the Registrant and Michael DiSanto effective April 1, 2015.

10.13.01(30)‡	Second Amendment to Employment agreement between the Registrant and Michael D. DiSanto dated as of February 23, 2016.

10.14(31)	Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated November 2, 2015.

10.14.01(32)	Second Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 25, 2016.

10.14.02(33)	Third Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 17, 2017.

10.14.03(34)	Fourth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated February 27, 2018.

10.14.04(35)	Fifth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated April 22, 2020.

10.14.05(36)	Sixth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated July 22, 2020.

10.14.06(37)	Seventh Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated December 23, 2020.

10.14.07(38)	Eighth Loan Modification Agreement to the Loan and Security Agreement between Limelight Networks, Inc. and Silicon Valley Bank dated October 7, 2021.

10.14.08(39)	Joinder and Ninth Amendment to Loan and Security Agreement between Edgio, Inc. (f/k/a Limelight Networks, Inc.) and Silicon Valley Bank dated November 2, 2022.

10.14.09(40) #
Waiver and Tenth Amendment to Loan and Security Agreement between Edgio, Inc. (f/k/a Limelight Networks, Inc.) and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), dated June 27, 2023.

10.15(41)‡	Employment Agreement between the Registrant and Christine Cross dated May 11, 2020.

10.16(42)	Patent Sublicense Agreement dated August 1, 2016.

10.17(43)	Form of Capped Call Transaction Confirmation.

10.18(44)‡	Employment Agreement between the Registrant and Robert Lyons dated January 19, 2021.

10.19(45)‡	Transition Agreement and Employment Agreement Amendment, dated June 15, 2022, by and between the Company (formerly Limelight Networks, Inc.) and Christine Cross.

10.20(46)‡	Employment Agreement, between the Registrant and Richard Diegnan, dated June 22, 2022.

10.21(47)‡	Employment Agreement, between the Registrant and Stephen Cumming, dated August 17, 2022.

10.22(48)‡	Transition Agreement and Employment Agreement Amendment, dated August 20, 2022, by and between the Company and Daniel Boncel.

10.23(49)‡	Employment Agreement between the Registrant and Eric Chang, dated October 7, 2022.

10.25(50)‡	Limelight Networks, Inc. 2021 Inducement Plan and form of agreements thereunder.
10.24(51)‡	Separation and Release Agreement, dated December 14, 2022, by and between the Company and Eric Armstrong.

21.1*	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INLINE XBRL INSTANCE DOCUMENT.

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT.

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT.

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT.

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT.

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extensions)
____________
(1)Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-Q filed on November 5, 2021.
(2)Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 7, 2022.
(3)Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 14, 2011.
(4)Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on June 16, 2022.
(5)Incorporated by reference to Exhibit 3.3 of the Registrant’s Form 10-Q filed on August 9, 2022.
(6)Filed herewith.
(7)Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-K filed on February 12, 2021.
(8)Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 27, 2020.
(9)Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on July 27, 2020.
(10)Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q filed on August 2, 2021.
(11)Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q filed on August 2, 2021.
(12)Filed herewith.
(13)Incorporated by reference to the same number exhibit of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.
(14)Incorporated by reference to Exhibit 10.3.01 of the Registrant’s Form 10-Q filed on October 27, 2016.
(15)Filed herewith.
(16)Filed herewith.
(17)Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 16, 2022.
(18)Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on June 16, 2022.
(19)Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141516), declared effective by the Securities and Exchange Commission on June 7, 2007.
(20)Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on May 19, 2009.
(21)Incorporated by reference to Exhibit (a)(1)(I) of the Registrant’s Schedule TO filed on May 15, 2008.
(22)Incorporated by reference to Exhibit (a)(1)(J) of the Registrant’s Schedule TO filed on May 15, 2008.
(23)Incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K filed on March 1, 2013.
(24)Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on April 28, 2016.
(25)Incorporated by reference to Exhibit 10.10.01 of the Registrant’s Form 10-K filed on February 12, 2021.
(26)Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on July 20, 2020.
(27)Incorporated by reference to Exhibit 10.23 of the Registrant's Form 10-Q filed on August 8, 2013.
(28)Incorporated by reference to Exhibit 10.1 of the Registrant's Form S-8 Registration Statement filed on May 3, 2019.
(29)Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 1, 2015.
(30)Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q filed on April 28, 2016.
(31)Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on November 3, 2015.
(32)Incorporated by reference to Exhibit 10.19.01 of the Registrant’s Form 10-Q filed on October 27, 2016.
(33)Incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-K filed on February 8, 2018.
(34)Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 10-Q filed on April 20, 2018.
(35)Incorporated by reference to Exhibit 10.15.04 of the Registrant’s Form 10-Q filed on April 24, 2020.
(36)Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 23, 2020.
(37)Incorporated by reference to Exhibit 10.15.06 of the Registrant’s Form 10-K filed on February 12, 2021.
(38)Incorporated by reference to Exhibit 10.15.07 of the Registrant’s Form 10-K filed on February 17, 2022.
(39)Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 4, 2022.
(40)Filed herewith.
(41)Incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K filed on February 12, 2021.
(42)Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 1, 2016.

(43)Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 27, 2020.
(44)Incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K filed on February 12, 2021.
(45)Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on June 16, 2022.
(46)Filed herewith.
(47)Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 9, 2022.
(48)Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on November 9, 2022.
(49)Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on November 9, 2022.
(50)Incorporated by reference to Exhibit 99.1, 99.2 and 99.3 of the Registrant’s Form S-8 Registration Statement (Registration No. 333-260817) on November 5, 2021.
(51)Filed herewith.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act or the Exchange, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
‡	Management contract or compensatory plan arrangement.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgio, INC.

Date:	June 29, 2023	By:	/S/ STEPHEN CUMMING
Stephen Cumming Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Lyons and Stephen Cumming and each of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT A. LYONS	Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2023
Robert A. Lyons

/S/ STEPHEN CUMMING	Chief Financial Officer (Principal Financial Officer)	June 29, 2023
Stephen Cumming

/S/ ERIC CHANG	Chief Accounting Officer (Principal Accounting Officer)	June 29, 2023
Eric Chang

/S/ WALTER D. AMARAL	Director	June 29, 2023
Walter D. Amaral

/S/ DOUG BEWSHER	Director	June 29, 2023
Doug Bewsher

/S/ SCOTT A. GENEREUX	Director	June 29, 2023
Scott Genereux

/S/ DIANNE LEDINGHAM	Director	June 29, 2023
Dianne Ledingham

/S/ PATRICIA PARRA HADDEN	Director	June 29, 2023
Patricia Parra Hadden

/S/ DAVID C. PETERSCHMIDT	Non-Executive Chairman of the Board and Director	June 29, 2023
David C. Peterschmidt
/S/ REED B. RAYMAN	Director	June 29, 2023
Reed B. Rayman

/S/ E-FEI WANG	Director	June 29, 2023
E-Fei Wang

Edgio, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged Against Revenue	Write-Offs Net of Recoveries	Balance at End of Period
Year ended December 31, 2020:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$973	801	—	762	$1,012
Deferred tax asset valuation allowance	$59,579	1,689	—	—	$61,268
Year ended December 31, 2021:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,012	1,082	—	594	$1,500
Deferred tax asset valuation allowance	$61,268	18,599	—	—	$79,867
Year ended December 31, 2022:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$1,500	2,413	—	8	$3,905
Deferred tax asset valuation allowance	$79,867	9,759	—	—	$89,626