Form 10-Q
period 2023-03-31
Edgio, Inc.
filed 2023-08-15
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                          to
Commission file number 001-33508
 Item

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of August 11, 2023: 222,702,083 shares.

EDGIO, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2023

Special Note Regarding Forward-Looking Statements
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
•our ability to remediate the material weaknesses identified in internal control over financial reporting;
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
Unless expressly indicated or the context requires otherwise, the terms “Edgio,” “company,” “we,” “us,” and “our” in this document refer to Edgio, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. All information is presented in thousands, except per share amounts, client count, headcount and where specifically noted.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

Edgio, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,787	$55,275
Marketable securities	15,396	18,734
Accounts receivable, net (1)	82,461	84,627
Income taxes receivable	373	105
Prepaid expenses and other current assets (1)	36,987	36,374
Total current assets	168,004	195,115
Property and equipment, net	72,976	73,467
Operating lease right of use assets	5,053	5,290
Deferred income taxes	2,388	2,338
Goodwill	168,961	169,156
Intangible assets, net	86,348	91,661
Other assets (1)	2,586	5,353
Total assets	$506,316	$542,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (1)	$48,312	$52,776
Deferred revenue	10,500	9,286
Operating lease liability obligations	4,483	4,557
Income taxes payable	3,286	3,133
Financing obligations	6,839	6,346
Other current liabilities (1)	76,947	76,160
Total current liabilities	150,367	152,258
Convertible senior notes, net	122,849	122,631
Operating lease liability obligations, less current portion	8,066	9,181
Deferred income taxes	602	596
Deferred revenue, less current portion	2,333	2,949
Financing obligations, less current portion	12,738	13,784
Other long-term liabilities	721	1,658
Total liabilities	297,676	303,057
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 222,702 and 222,232 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	223	222
Common stock contingent consideration	16,300	16,300
Additional paid-in capital	811,571	807,507
Accumulated other comprehensive loss	(11,430)	(11,665)
Accumulated deficit	(608,024)	(573,041)
Total stockholders’ equity	208,640	239,323
Total liabilities and stockholders’ equity	$506,316	$542,380
(1)    Includes amounts due to/from related parties. See Notes 6, 9, and 20 for further details.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue (1)	$101,948	$55,339
Cost of revenue:
Cost of services (1)(2)	67,353	32,673
Depreciation — network	3,610	5,848
Total cost of revenue	70,963	38,521
Gross profit	30,985	16,818
Operating expenses:
General and administrative (1)	16,836	15,833
Sales and marketing (1)	19,622	7,627
Research and development (1)	21,016	9,577
Depreciation and amortization	5,607	1,032
Restructuring charges	500	698
Total operating expenses	63,581	34,767
Operating loss	(32,596)	(17,949)
Other income (expense):
Interest expense	(1,577)	(1,431)
Interest income	397	27
Other, net	(809)	(713)
Total other expense	(1,989)	(2,117)
Loss before income taxes	(34,585)	(20,066)
Income tax expense	398	206
Net loss	$(34,983)	$(20,272)
Net loss per share:
Basic	$(0.16)	$(0.15)
Diluted	$(0.16)	$(0.15)
Weighted average shares used in per share calculation:
Basic	222,462	135,528
Diluted	222,462	135,528

(1)The three months ended March 31, 2023, includes revenue and costs from related parties. See Note 20 for further details.
(2)    Cost of services excludes amortization related to intangible assets, including technology, customer relationships, and trade names, which are included in depreciation and amortization in operating expenses.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(34,983)	$(20,272)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	2	(88)
Foreign currency translation gain (loss)	233	(571)
Other comprehensive gain (loss)	235	(659)
Comprehensive loss	$(34,748)	$(20,931)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended March 31, 2023

	Common Stock		Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance December 31, 2022	222,232	$222	$16,300	$807,507	$(11,665)	$(573,041)	$239,323
Net loss	—	—	—	—	—	(34,983)	(34,983)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	—	2	—	2
Foreign currency translation adjustment, net of taxes	—	—	—	—	233	—	233
Exercise of common stock options	6		—	3	—	—	3
Vesting of restricted stock units	503	1	—	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(39)	—	—	(194)	—	—	(194)
Share-based compensation	—	—	—	4,256	—	—	4,256
Balance March 31, 2023	222,702	$223	$16,300	$811,571	$(11,430)	$(608,024)	$208,640

For the Three Months Ended March 31, 2022

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2021	134,337	$134	$576,807	$(8,345)	$(436,522)	$132,074
Net loss	—	—	—	—	(20,272)	(20,272)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	(88)	—	(88)
Foreign currency translation adjustment, net of taxes	—	—	—	(571)	—	(571)
Exercise of common stock options	3,138	3	7,983	—	—	7,986
Vesting of restricted stock units	978	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(318)	—	(1,285)	—	—	(1,285)
Share-based compensation	—	—	6,745	—	—	6,745
Issuance of common stock for business acquisition	43	—	—	—	—	—
Balance March 31, 2022	138,178	$138	$590,249	$(9,004)	$(456,794)	$124,589
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(34,983)	$(20,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,217	6,880
Share-based compensation	5,200	7,012
Foreign currency remeasurement loss	809	242
Deferred income taxes	—	(2)
Accounts receivable charges	1,032	272
(Accretion) amortization of (discount) premium on marketable securities	(180)	280
Noncash interest expense	218	209
Changes in operating assets and liabilities:
Accounts receivable	1,134	(12,161)
Prepaid expenses and other current assets	(3,607)	(2,728)
Income taxes receivable	(268)	(2)
Other assets	1,815	466
Accounts payable and other current liabilities	(4,230)	3,813
Deferred revenue	2,951	(868)
Income taxes payable	(2,244)	(655)
Other long term liabilities	(937)	(55)
Net cash used in operating activities	(24,073)	(17,569)
Investing activities
Purchases of marketable securities	(8,583)	(6,839)
Sale and maturities of marketable securities	12,103	9,087
Purchases of property and equipment	(3,788)	(5,863)
Cash used for acquisition of business	—	(163)
Net cash used in investing activities	(268)	(3,778)
Financing activities
Proceeds from capital contributions	2,135	—
Proceeds from financing obligations	158	1,602
Repayment of financing obligations	(661)	(1,336)
Payments of employee tax withholdings related to restricted stock vesting	(194)	(1,285)
Proceeds from employee stock plans	3	7,986
Net cash provided by financing activities	1,441	6,967
Effect of exchange rate changes on cash and cash equivalents	412	(363)
Net decrease in cash and cash equivalents	(22,488)	(14,743)
Cash and cash equivalents, beginning of period	55,275	41,918
Cash and cash equivalents, end of period	$32,787	$27,175
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,485	$2,282
Cash paid during the period for income taxes, net of refunds	$7	$868
Property and equipment remaining in accounts payable and other current liabilities	$2,253	$2,026
Noncash additions to financing receivables	$108	$2,779
Noncash additions to short-term financing liabilities	$33	$774
Noncash additions to long-term financing liabilities	$75	$2,005

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2023
1. Nature of Business
Edgio, Inc. (“Edgio”) is a globally-scaled, edge-enabled solutions provider for fast, secure, and frictionless digital experiences. Our solutions include customer-focused edge platforms running on top of our Global Network, Media and Applications Platforms. The media platform enables companies to stream large files (video, software downloads, live events) across the globe in a fast and secure way. The Edgio applications platform enables our clients to build, secure, and accelerate their web-based applications.
We were incorporated in Delaware in 2003, and have operated in the Phoenix metropolitan area since 2001 and elsewhere throughout the United States since 2003. We began international operations in 2004. On June 15, 2022, we changed our corporate name from Limelight Networks, Inc. to Edgio, Inc.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”). They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim periods presented and of a normal recurring nature. This quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2022. All information is presented in thousands, except per share amounts and where specifically noted.
The consolidated financial statements include accounts of Edgio and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results and outcomes may differ from those estimates. The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any future periods.
In accordance with its accounting policies, the company reviews the estimated useful lives of its property and equipment on an ongoing basis. In January 2023, we completed an assessment of the useful lives of our network equipment and concluded to adjust our estimate of the useful life of our network equipment from three to five years due to advances in technology and improvements in how we operate our network equipment. The effect of this change in estimate, effective January 1, 2023, was a reduction of $3,770 primarily in depreciation - network expense in cost of services within our consolidated statement of operations, an increase of net income by approximately $3,601, and an increase in basic and diluted earnings per share by $0.02, for the three months ended March 31, 2023.
Restatement of Previously Issued Consolidated Financial Statements
The company restated the consolidated financial statements for the years ended December 31, 2021 and 2020 presented in its Annual Report on Form 10-K for the year ended December 31, 2022, necessary to correct for the following errors: (i) accounting for certain financing arrangements (as failed sale leasebacks), (ii) accounting treatment for certain transitional services, and (iii) other immaterial adjustments. In addition, the company restated its unaudited quarterly financial data for the periods ended September 30, 2022 and 2021, June 30, 2022 and 2021, and March 31, 2022 and 2021. Such restated and unaudited quarterly financial data and related impacted amounts were presented in the company's Annual Report on Form 10-K for the year ended December 31, 2022. All amounts in this quarterly report on Form 10-Q affected by the restatement, including but not limited to the three months ended March 31, 2022, reflect such restated amounts. For the three months ended March 31, 2023, we incurred restatement related expenses of $2,175 included in general and administrative within our unaudited consolidated statement of operations.

Adopted Accounting Standards
None
Recently Issued Accounting Standards applicable to Edgio, Inc.
None
Significant Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
As of March 31, 2023, we have approximately $69,087 of remaining unsatisfied performance obligations for contracts with terms over one year. Of the remaining unsatisfied performance obligations we expect to recognize 33% in 2023, 31% in 2024, 14% in 2025, 7% in 2026, and the remainder in 2027 and thereafter.
From time to time, we enter into arrangements in which we receive payments from customers based upon contractual billing schedules. We record accounts receivables when the right to consideration becomes unconditional. Contract liabilities primarily reflect deferred revenue from advance payments we have received from customers. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. Revenue recognized in the three months ended March 31, 2023 and 2022 from amounts included in deferred revenue at the beginning of the period was $2,670 and $2,099, respectively.
3. Business Acquisitions
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
The following table presents the allocation of the purchase price consideration for Edgecast:

Consideration:
Common stock	$192,956
Common stock - contingent consideration	16,300
Less: Consideration allocated to employee compensation arrangements	(9,419)
Total consideration allocated to Edgecast Acquisition	$199,837
The fair value of our common stock consideration was based on the 79,734 shares issued to College Parent and the opening price of our common stock of $2.42 per share on the acquisition closing date. Inclusive within the common stock consideration, and pursuant to the purchase agreement, Edgio issued 7,287 shares of common stock in exchange for cash from College Parent of $30,000. As the economic substance of this issuance was to provide additional cash to Edgecast for liabilities that existed prior to the business combination and the transaction occurred on June 15, 2022, Edgio concluded that this was part of the business combination, and therefore, should be considered as part of the consideration transferred in exchange for the acquisition of Edgecast. The initial common stock purchase consideration of 79,734 shares was adjusted downward for 3,892 shares issued for employee compensation arrangements accounted for as separate transactions as further discussed below.
The purchase agreement contains an “earn-out” or contingent consideration provision in the event that the price of our common stock exceeds certain thresholds during the period ending on the third anniversary of the acquisition date of the transaction (the “Earnout Period”), Edgio will be required to issue approximately up to an additional 12,685 shares of our common stock to College Parent (the “common stock contingent consideration”). If during the Earnout Period, the closing share price of our common stock exceeds the following share prices for 10 trading days in any 30 consecutive trading day period the following number of shares of our common stock will be issued: (a) approximately 5,398 shares of our common stock if the closing share price of our common stock exceeds $6.1752 per share, (b) approximately 4,048 shares of our common stock if the closing share price of our common stock exceeds $8.2336 per share, and (c) approximately 3,239 shares of our common stock if the closing share price of our common stock exceeds $10.2920 per share. Edgio estimated that the fair value of the common stock contingent consideration, with the assistance of a third-party valuation specialist using a Monte Carlo simulation, and concluded it was $16,300 as of the acquisition date.
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
During the three months ended March 31, 2023, Edgio recorded $666, in compensation expense to the unaudited consolidated statements of operations as a result of the employee compensation arrangements. Of the $666 of compensation expense, $111, $103, $42, and $410 was recorded to cost of services, general and administrative, sales and marketing, and research and development, respectively. The employee compensation arrangements are time-based vesting only and the unrecognized compensation expense was $2,030 as of March 31, 2023, of which $1,654 is expected to be recognized during the remainder of 2023 and the remainder in 2024.
The Edgecast Acquisition was accounted for under the acquisition method of accounting and the operating results of Edgecast have been included in our unaudited consolidated financial statements as of the acquisition date. Under the acquisition method of accounting, the aggregate amount of consideration paid by us was allocated to Edgecast’s net tangible assets and intangible assets based on their estimated fair values as of the acquisition date. The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon our conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill, which is non-deductible for tax purposes, represents expected synergies and the assembled workforce at the time of the acquisition.
The following table summarizes the final allocation of the purchase consideration to the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired:

Cash (inclusive of $30,000 as described above)	$30,037
Accounts receivable	48,669
Income taxes receivable	119
Prepaid expenses and other current assets	5,676
Property and equipment	32,185
Operating lease right of use assets	1,365
Goodwill	56,546
Intangible assets
Customer relationships	41,000
Technology	49,000
Other assets	1,220
Total assets acquired	265,817
Accounts payable and accrued liabilities	6,917
Deferred revenue	1,259
Operating lease liability obligations	3,071
Income taxes payable	2,465
Other current liabilities	27,500
Operating lease liability obligations, less current portion	2,531
Deferred income taxes	22,237
Total liabilities	65,980
Total purchase consideration	$199,837
The fair value of acquired property and equipment was valued using the market approach and indirect cost approach and primarily consists of computer and networking equipment. The weighted-average depreciation period for the acquired property and equipment was 3.0 years at the acquisition date. The fair value of the acquired intangible assets was determined as follows, customer relationships, utilizing the excess earnings method, and technology, utilizing the relief from royalty method. The amortization period of the acquired intangible assets was 7.0 years for customer relationships and 4.0 for technology at the acquisition date. The deferred income tax liability was $22,237, primarily as a result of the fair value attributable to the identifiable intangible assets.
4. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) as of March 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Commercial paper	7,885	—	—	7,885
Corporate notes and bonds	5,527	—	5	5,522
Treasury bills	995	—	—	995
Agency bonds	994	—	—	994
Total marketable securities	$15,441	$—	$5	$15,436

The amortized cost and estimated fair value of marketable securities as of March 31, 2023, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$15,401	$—	$5	$15,396
Due after one year and through five years	40	—	—	40
Total marketable securities	$15,441	$—	$5	$15,436
The following is a summary of marketable securities (designated as available-for-sale) as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Commercial paper	5,884	—	—	5,884
Corporate notes and bonds	11,395	—	16	11,379
Treasury bills	985	—	—	985
Agency bonds	486	—	—	486
Total marketable securities	$18,790	$—	$16	$18,774
The amortized cost and estimated fair value of marketable securities as of December 31, 2022, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$18,750	$—	$16	$18,734
Due after one year and through five years	40	—	—	40
Total marketable securities	$18,790	$—	$16	$18,774
5. Accounts Receivable, net
Accounts receivable, net include:

	March 31,	December 31,
	2023	2022
Accounts receivable	$88,134	$90,046
Less: credit allowance	(864)	(1,514)
Less: allowance for doubtful accounts	(4,809)	(3,905)
Total accounts receivable, net	$82,461	$84,627
The following is a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for the three months ended March 31, 2023 and the twelve months ended December 31, 2022:

	Three Months Ended	Twelve Months Ended
	March 31, 2023	December 31, 2022
Beginning of period	$3,905	$1,500
Provision for credit losses	1,032	2,413
Recoveries/write-offs	(128)	(8)
End of period	$4,809	$3,905

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	March 31,	December 31,
	2023	2022
Prepaid bandwidth and backbone	$7,506	$7,431
VAT receivable	6,657	5,805
Prepaid expenses and insurance	4,237	5,352
Financing receivables	3,168	3,218
Related party receivable	7,775	7,962
Vendor deposits and other	7,644	6,606
Total prepaid expenses and other current assets	$36,987	$36,374
7. Property and Equipment, net
Property and equipment, net include:

	March 31,	December 31,
	2023	2022
Network equipment	$178,236	$176,899
Computer equipment and software	3,632	3,680
Furniture and fixtures	1,322	1,322
Leasehold improvements	6,021	6,017
Other equipment	17	17
Total property and equipment	189,228	187,935
Less: accumulated depreciation	(116,252)	(114,468)
Total property and equipment, net	$72,976	$73,467
Cost of revenue depreciation expense related to property and equipment was $3,610 and $5,848, for the three months ended March 31, 2023 and 2022, respectively.
Operating expense depreciation and amortization expense related to property and equipment was $294 and $246, for the three months ended March 31, 2023 and 2022, respectively.
8. Goodwill and Other Intangible Assets
We have recorded goodwill as a result of past business acquisitions. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit as of March 31, 2023. We review goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. We noted that the estimated fair value of our reporting unit, using an estimated control premium of 30%, on March 31, 2023 exceeded carrying value by approximately $20,075 or 10%. Adverse changes to certain key assumptions as described above could result in a future goodwill impairment charge to earnings, such charge may be material.
During 2023, management identified a goodwill impairment indicator related to a decline in the company's stock price. Management will continue to monitor the relevant goodwill impairment indicators to determine whether a goodwill impairment charge to earnings is appropriate, and such impairment charge, if any, could be material.
The changes in the carrying amount of goodwill for the three months ended March 31, 2023, were as follows:

Balance, December 31, 2022	$169,156
Foreign currency translation adjustment	(195)
Balance, March 31, 2023	$168,961

Intangible assets consisted of the following as of March 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(48)	$43
Client relationships	48,090	(6,779)	41,311
Technology	57,480	(12,486)	44,994
Total other intangible assets	$105,661	$(19,313)	$86,348
Aggregate expense related to amortization of other intangible assets for the three months ended March 31, 2023 was $5,313. There were no impairment charges incurred in the three months ended March 31, 2023.
As of March 31, 2023, the weighted-average remaining useful lives of our acquired intangible assets were 1.4 years for trade name, 5.8 years for client relationships, and 3.2 years for technology, and 4.5 years in total, for all acquired intangible assets.
Intangible assets consisted of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(40)	$51
Client relationships	48,090	(4,960)	43,130
Technology	57,480	(9,000)	48,480
Total other intangible assets	$105,661	$(14,000)	$91,661
Aggregate expense related to amortization of other intangible assets for the three months ended March 31, 2022 was $786. There were no impairment charges incurred in the three months ended March 31, 2022.
As of December 31, 2022, the weighted-average remaining useful lives of our acquired intangible assets were 1.7 years for trade name, 6.1 years for client relationships, and 3.4 years for technology, and 4.7 years in total, for all acquired intangible assets.
As of March 31, 2023, future amortization expense related to our other intangible assets is expected to be recognized as follows:

Remainder of 2023	$16,112
2024	21,415
2025	21,394
2026	13,141
2027	5,911
Thereafter	8,375
Total	$86,348

9. Other Current Liabilities
Other current liabilities include:

	March 31,	December 31,
	2023	2022
Accrued compensation and benefits	$21,127	$19,982
Accrued cost of revenue	34,128	27,422
Accrued interest payable	741	1,823
Related party payable	2,989	9,931
Restructuring charges and accrued legal fees	4,498	6,184
Other accrued expenses	13,464	10,818
Total other current liabilities	$76,947	$76,160
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
As a result of the restatement of our previously issued consolidated financial statements described in Note 2, we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2022 on a timely basis. For the same reason, we were also unable to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Pursuant to the terms of the Indenture, on April 12, 2023, we notified the Trustee that due to our failure to timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2022, a default (as defined in the Indenture) had occurred.
On April 17, 2023, a holder of the Notes delivered a notice of default to U.S. Bank National Association (the “Trustee”) and the company notifying us that we were in breach of the Indenture for failing to provide the Trustee our Annual Report on Form 10-K for the year ended December 31, 2022. Under the terms of the Indenture, such default matured into an event of default (the “Reporting Event of Default”) on June 17, 2023. On July 21, 2023, the Trustee for the Notes delivered a notice of default to the company notifying us that we were in breach of the Indenture for failing to provide the Trustee our Quarterly Report on Form 10-Q for the three-months ended March 31, 2023. Under the terms of the Indenture, such default was cured with the filing of this Quarterly Report.

By notice to the holders of the Notes and the Trustee on June 12, 2023 and in accordance with the Indenture, we notified the Trustee that due to our failure to timely file with the SEC our Annual Report on Form 10-K, the company elected that the sole remedy for the Reporting Event of Default during the period beginning on June 17, 2023 (the “Reporting Event of Default Date”) and ending on the earlier of (x) 365 calendar days after the Reporting Event of Default Date and (y) the date on which we deliver the Annual Report for the year ended December 31, 2022 to the Trustee will consist of the accrual of additional interest (“Special Interest”) at a rate equal to one quarter of one percent (0.25%) of the principal amount of the outstanding Notes for the first 180 calendar days on which Special Interest accrues and, thereafter, at a rate per annum equal to one half of one percent (0.50%) of the principal amount of the outstanding Notes. The Notes will be subject to acceleration pursuant to the Indenture on account of the Reporting Event of Default if we fail to pay Special Interest when due under the Indenture. We delivered our Annual Report for the year ended December 31, 2022 to the Trustee on June 29, 2023, and as a result we incurred an immaterial amount of Special Interest charges for the three months ended March 31, 2023, which was paid to holders of the Notes on August 1, 2023.
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
As of March 31, 2023, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible. The Notes are classified as long-term debt on our unaudited consolidated balance sheets as of March 31, 2023, and December 31, 2022.

The net carrying amount of the liability and equity components of the Notes consisted of the following:

	March 31,	December 31,
	2023	2022
Liability component:
Principal	$125,000	$125,000
Unamortized transaction costs	(2,151)	(2,369)
Net carrying amount	$122,849	$122,631
Interest expense recognized related to the Notes was as follows:

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$1,106	$1,094
Amortization of transaction costs	218	209
Total	$1,324	$1,303
As of March 31, 2023, and December 31, 2022, the estimated fair value of the Notes was $111,009 and $107,031, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.
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
Line of Credit
In November 2015, we entered into the original Loan and Security Agreement (the “Credit Agreement”) with FCB. Since the inception, there have been ten amendments, with the most recent amendment being in June 2023 (the “Tenth Amendment”). Under the Tenth Amendment, our borrowing capacity as of March 31, 2023 was the lesser of the commitment amount of $50,000 or 50% of eligible accounts receivable while the maturity date remains at April 2, 2025. All outstanding borrowings owed under the Credit Agreement, if any, become due and payable no later than the final maturity date of April 2, 2025. As of March 31, 2023 and December 31, 2022, we had no outstanding borrowings.
As of March 31, 2023, borrowings under the Credit Agreement bear interest at the greater of the current prime rate minus 0.25% or 4%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended March 31, 2023 and 2022, there was no interest expense and fees expense and amortization was $24 and $10, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. FCB’s security interest in our foreign subsidiaries is limited to 65% of the voting stock of each such foreign subsidiary.
We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of March 31, 2023 and December 31, 2022 we were not in compliance with our Adjusted Quick Ratio requirement. On June 27, 2023, we have received a waiver for, among other thing, our non-compliance.

11. Restructuring Charges
During the third and fourth quarters of 2021, management committed to restructure certain parts of the company to align our workforce and facility requirements with our continued investment in the business as we focus on cost efficiencies, improved growth and profitability. As a result, outside service contracts and professional fees were incurred. Additionally, with the decision to close, and in some cases, sublease facilities, we incurred impairment charges related to certain operating lease assets and related leasehold improvements. During the three months ended March 31, 2022, we incurred $698 of restructuring charges, the majority of which related to this restructuring plan and were incurred due to facility impairment charges. Actions related to this restructuring program are substantially complete.
In the fourth quarter of 2022, management committed to a separate action to restructure strategic and financial objectives and to optimize resources for long term growth including a reduction in global workforce. For the three months ended March 31, 2023, relating to this action, we incurred $500 of costs which primarily consisted of employee severance and related benefits costs. Future restructuring charges related to this plan, are expected to be immaterial.
The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our unaudited consolidated balance sheet) during the three months ended March 31, 2023 (in thousands):
2023 Restructuring Charges

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Professional Fees and Other	Total
Balance as of December 31, 2022	$2,772	$240	$3,172	$—	$6,184
Costs incurred (recorded in restructuring charges)	500	—	—	—	500
Cash disbursements	(1,488)	—	(698)	—	(2,186)
Noncash charges	—	—	—	—	—
Balance as of March 31, 2023	$1,784	$240	$2,474	$—	$4,498
The following table summarizes the activity of our restructuring accrual during the three months ended March 31, 2022 (in thousands):
2022 Restructuring Charges

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Professional Fees and Other	Total
Balance as of January 1, 2022	$235	$—	$180	$—	$415
Costs incurred (recorded in restructuring charges)	(95)	—	791	2	698
Cash disbursements	(140)	—	(687)	(2)	(829)
Noncash charges	—	—	3	—	3
Balance as of March 31, 2022	$—	$—	$287	$—	$287

On June 6, 2023, the company's Board of Directors approved a restructuring plan (the “Restructuring Plan”) in order to reduce its operating costs to continue to optimize its business model and increase efficiencies. The Restructuring Plan is anticipated to entail a reduction in force of approximately 134 employees, or approximately 12% of the company’s global workforce, to be implemented through the third quarter of 2023. Restructuring charges of approximately $3,200 related to the Restructuring Plan will be recorded in the second quarter of 2023. Remaining future estimated restructuring charges of approximately $500 are expected be recorded in the third quarter of 2023. These charges, which will be cash expenditures, consist of one-time severance charges and continuation of health benefits. The company anticipates it will generate approximately $23,700 in net annual savings.

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
There are many transactions and calculations where the ultimate tax determination is uncertain. In addition, domestic and international taxation laws are subject to change. In the future, we may come under audit, which could result in changes to our tax estimates. We believe we have maintained adequate tax reserves to offset potential liabilities that may arise upon audit. Our reserve for indirect tax matters was immaterial as of March 31, 2023 and December 31, 2022. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent these estimates ultimately prove to be inaccurate, the associated reserves would be adjusted, resulting in the recording of a benefit or expense in the period in which a change in estimate or a final determination is made.
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
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(34,983)	$(20,272)
Basic weighted-average outstanding shares of common stock	222,462	135,528
Basic weighted-average outstanding shares of common stock	222,462	135,528
Dilutive effect of stock options, restricted stock units, other equity incentive plans, convertible senior notes, and contingently issuable shares	—	—
Diluted weighted-average outstanding shares of common stock	222,462	135,528
Basic net loss per share	$(0.16)	$(0.15)
Diluted net loss per share	$(0.16)	$(0.15)
For the three months ended March 31, 2023 and 2022, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended March 31,
	2023	2022
Employee stock purchase plan	2,090	230
Stock options and warrants	410	3,177
Restricted stock units	77	5,834
Convertible senior notes	14,654	14,654
Contingently issuable shares (1)	12,685	—
	29,916	23,895
(1) Represents common stock contingent consideration related to the Edgecast Acquisition.
14. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. We did not purchase any shares during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan (the “2007 Plan”), which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan (the “Restated 2007 Plan”), which amended and restated the 2007 Plan. Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the Restated 2007 Plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares available to be issued under the Restated 2007 Plan as of March 31, 2023 was approximately 17,730.
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
2021 Inducement Plan
In November 2021, we adopted the Inducement Plan pursuant to which we reserved 11,000 shares of common stock, to be used exclusively for grants of equity-based awards to highly qualified prospective officers and employees as an inducement material to the individual's entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The Inducement Plan was adopted by our board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. We have issued 10,497 shares under the Inducement Plan as of March 31, 2023.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three months ended March 31, 2023 and 2022, we did not issue any shares under the ESPP. As of March 31, 2023, shares reserved for issuance to employees under this plan totaled 2,220, and we held employee contributions of $1,340 (included in other current liabilities) for future purchases under the ESPP.

Preferred Stock
Our board of directors have authorized the issuance of up to 7,500 shares of preferred stock as of March 31, 2023. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of March 31, 2023, the board of directors had not adopted any resolutions for the issuance of preferred stock.
15. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2023, were as follows:

	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2022	$(11,640)	$(25)	$(11,665)
Other comprehensive gain before reclassifications	233	2	235
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive gain	233	2	235
Balance, March 31, 2023	$(11,407)	$(23)	$(11,430)
16. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our unaudited consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Share-based compensation expense by type:
Stock options and warrants	$477	$534
Restricted stock units	3,016	4,160
Financial-based performance restricted stock units	853	2,196
ESPP	854	122
Total share-based compensation expense	$5,200	$7,012
Share-based compensation expense:
Cost of services	$679	$408
General and administrative expense	1,416	2,103
Sales and marketing expense	617	1,181
Research and development expense	2,488	3,320
Total share-based compensation expense	$5,200	$7,012
Unrecognized share-based compensation expense totaled $25,241 as of March 31, 2023, of which $3,523 related to stock options, $9,485 related to financial-based performance restricted stock units, $12,233 related to restricted stock units. Unrecognized share-based compensation includes both time-based and performance-based equity. We currently expect to recognize share-based compensation expense of $9,462 during the remainder of 2023, $10,059 in 2024, $4,528 in 2025, and the remainder thereafter based on scheduled vesting of the stock options, performance-based restricted stock units, and restricted stock units outstanding as of March 31, 2023.
17. Leases and Commitments
Operating Leases - Right of Use Assets and Liabilities
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of March 31, 2023.

Right-of-use assets	$5,053

Lease liability obligations, current	$4,483
Lease liability obligations, less current portion	8,066
Total lease liability obligations	$12,549

Weighted-average remaining lease term	4.6 years

Weighted-average discount rate	5.05%
During the three months ended March 31, 2023, operating lease costs were $619 and included primarily in operating expenses in our consolidated statements. During the three months ended March 31, 2023, cash paid for operating leases was $1,359. During the three months ended March 31, 2022, operating lease costs were $360 and included primarily in operating expenses in our consolidated statements. During the three months ended March 31, 2022, cash paid for operating leases was $652.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2023, are as follows:

Remainder of 2023	$3,796
2024	2,360
2025	1,440
2026	1,468
2027	1,497
Thereafter	3,866
Total minimum payments	14,427
Less: amount representing interest	1,878
Total	$12,549
Financing Obligations
We enter into equipment purchase arrangements (“Open Edge arrangements”) with our partners, typically Internet service providers, where we deliver point-of-presence equipment to our partner in exchange for cash consideration. The equipment is subsequently leased back for substantially all of the equipment’s economic life, resulting in the classification of these arrangements as failed-sale leasebacks that are accounted for as financing arrangements.
Open Edge arrangements' financing obligations are recognized as short-term or long-term liabilities based on the estimated payment dates. Minimum commitment payments required to pay down the financing liability by the end of the minimum commitment term, are based on our estimated incremental borrowing rate and are recorded as a reduction of the financing liability in the period they are paid.
Interest expense related to Open Edge arrangements was $229 and $118 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, future minimum payments under the Open Edge arrangements were as follows:

Remainder of 2023	$6,656
2024	4,990
2025	4,806
2026	3,862
2027	1,222
Thereafter	52
Total minimum payments	21,588
Less: imputed interest	2,011
Total financing obligations	19,577
Less: financing obligations, current	6,839
Financing obligations, less current portion	$12,738
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of March 31, 2023:

Remainder of 2023	$53,534
2024	40,168
2025	27,846
2026	18,850
2027	7,045
Thereafter	988
Total minimum payments (1)	$148,431
(1) Includes Open Edge partner commitments which typically have a minimum fee commitment that is paid to the partners over the course of the arrangement. The aggregate minimum fee commitment is allocated between cost of services and financing obligations. The above table reflects the minimum fee commitment allocated to cost of services.
18. Concentrations
During the three months ended March 31, 2023, we had two clients, Verizon and Amazon, who each represented 10% or more of our total revenue. During the three months ended March 31, 2022, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue. As of March 31, 2023, we had four clients, Verizon, Amazon, Disney, and Microsoft, who each represented 10% or more of our total accounts receivable. As of December 31, 2022, we had three clients, Amazon, Verizon, and Microsoft, who each represented 10% or more of our total accounts receivable.
Revenue from clients located within the United States, our country of domicile, was $78,186 for the three months ended March 31, 2023, compared to $31,967 for the three months ended March 31, 2022.
During the three months ended March 31, 2023, based on client location, we had one country, the United States, that individually accounted for 10% or more of our total revenue. During the three months ended 2022, based on client location, we had two countries, the United States and Japan, that individually accounted for 10% or more of our total revenue.
19. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying unaudited consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense for the three months ended March 31, 2023 and 2022 was $398 and $206, respectively. Income tax expense was different than the statutory income tax rate primarily due to us providing for a valuation allowance on deferred tax assets in the U.S., and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2019 through 2022 remain subject to examination by federal tax authorities. Tax years 2018 through 2022 generally remain subject to examination by state tax authorities. As of March 31, 2023, we are not under any federal or state income tax examinations.

For the three months ended March 31, 2023 and 2022, respectively, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (“GILTI”) as a result of our net operating loss carryforwards (“NOL”) and valuation allowance position.
20. Related Party Transactions
College Parent and its related affiliates is considered to be a related party following the close of the Edgecast Acquisition due to its ownership interest. As of March 31, 2023, College Parent had approximately 36% ownership interest in Edgio. As of March 31, 2023, we had recorded receivables from College Parent and its affiliates related to reimbursement for certain compensation and severance plans. Additionally, as of March 31, 2023, we had recorded payables related to transition service agreements, which had been entered into between Edgio and College Parent and its related affiliates. For the three months ended March 31, 2023, expenses related to these agreements were $8,305 of which $5,166 was recorded in cost of services, $2,102 was recorded in general and administrative, and $1,037 was recorded in research and development within our unaudited consolidated statement of operations. The following table summarizes the amounts due to and due from College Parent and its related affiliates:

	March 31,	December 31,
	2023	2022
Prepaid assets and other current assets (1)	$7,775	$7,962
Other assets	—	2,318
Total amount due from related party	$7,775	$10,280

Accounts payable	$13,747	$18,224
Other current liabilities	2,989	9,931
Total amount due to related party (2)	$16,736	$28,155
(1) December 31, 2022 balance included $2,271 of receivables related to reimbursement from College Parent and its related affiliates for certain employee compensation expenses in excess of company requirements as of December 31, 2022 which were recorded as a capital contributions.
(2) Inclusive of $5,484 of transition service agreement credits from College Parent and its related affiliates issued in 2022 which recorded as a capital contributions.
Revenue from College Parent and its affiliates were $718 for the three months ended March 31, 2023. Trade accounts receivable were $941 and $1,695 as of March 31, 2023 and December 31, 2022, respectively.
21. Segment Reporting and Geographic Information
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
Revenue by geography is based on the location of the client from where the revenue is earned based on bill to locations. The following table sets forth our revenue by geographic area:

	Three Months Ended March 31,
	2023		2022
Americas	$79,940	79%	$32,791	59%
EMEA	6,501	6%	5,302	10%
Asia Pacific	15,507	15%	17,246	31%
Total revenue	$101,948	100%	$55,339	100%

The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended March 31,
Country / Region	2023	2022
United States / Americas	$78,186	$31,967
Japan / Asia Pacific	$8,918	$10,731
The following table sets forth property and equipment, net by geographic area where they are located:

	March 31,	December 31,
	2023	2022
Americas	$64,498	$65,190
International	8,478	8,277
Total long-lived assets	$72,976	$73,467
22. Fair Value Measurements
As of March 31, 2023, and December 31, 2022, we held certain assets that were required to be measured at fair value on a recurring basis.
The following is a summary of fair value measurements as of March 31, 2023:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$30,268	$30,268	$—	$—
Cash equivalents:
Money market funds	1,523	1,523	—	—
Commercial paper	996	—	996	—
Total cash equivalents	2,519	1,523	996	—
Total cash and cash equivalents	32,787	31,791	996	—
Marketable securities:
Agency bonds	994	—	994	—
Certificate of deposit (1)	40	—	40	—
Commercial paper	7,885	—	7,885	—
Corporate notes and bonds	5,522	—	5,522	—
Treasury bills	995	—	995	—
Total marketable securities	15,436	—	15,436	—
Total assets measured at fair value	$48,223	$31,791	$16,432	$—
______________
(1)Classified in other assets

The following is a summary of fair value measurements as of December 31, 2022:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$49,422	$49,422	$—	$—
Cash equivalents:
Money market funds	2,036	2,036	—	—
Commercial paper	1,195	—	1,195	—
Corporate notes and bonds	1,622	—	1,622	—
Yankee bond	1,000	—	1,000	—
Total cash equivalents	5,853	2,036	3,817	—
Total cash and cash equivalents	55,275	51,458	3,817	—
Marketable securities:
Agency bonds	486	—	486	—
Certificate of deposit (1)	40	—	40	—
Commercial paper	5,884	—	5,884	—
Corporate notes and bonds	11,379	—	11,379	—
Treasury bills	985	—	985	—
Total marketable securities	18,774	—	18,774	—
Total assets measured at fair value	$74,049	$51,458	$22,591	$—
______________
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, included in Part II of our annual report on Form 10-K, as filed with the SEC, on June 29, 2023.
The company restated the consolidated financial statements for the years ended December 31, 2022 and 2021 presented in its Annual Report. In addition, the company restated its unaudited quarterly financial data for the periods ended September 30, 2022 and 2021, June 30, 2022 and 2021, and March 31, 2022 and 2021. Such restated unaudited quarterly financial data and related impacted amounts were presented in the company’s Annual Report. The following discussion gives effect to the restatement of our unaudited interim consolidated financial statements for the three months ended March 31, 2022. See the related discussion in Note 2, “Summary of Significant Accounting Policies” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
All information in this Item 2 is presented in thousands, except per share amounts and client count and where otherwise specifically noted.
Overview
We are a leading provider of solutions that enable communications and media companies to optimize their digital content delivery and we provide solutions that allow e-commerce, banking, and other interactive-heavy applications to improve their customer experiences. Our holistic solution allows customer teams to efficiently deliver instant, secure web applications that improve our client's revenue. We are a trusted partner to some of the world’s notable brands and serve their global customers with experiences such as livestream sporting events, global movie launches, video games, and file downloads. We support some of the most trusted brands in their interactions with their customers including high fashion, automobile manufactures, giant online stores, banks and the like. We offer one of the largest, best-optimized private networks coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable. Our mission is to deliver a globally-scaled edge platform that seamlessly powers faster, safer and simpler business solutions. We want to be the platform of choice to power video and application solutions at the edge of the Internet to make connected living faster, safer and simpler.
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
We provide our services in a highly competitive industry in which differentiation is primarily measured by performance and cost and the difference between providers can be as small as a fraction of a percent. We have experienced the commoditization of our once innovative and highly valued content delivery service, which, when combined with the low switching costs in a multi-CDN environment, results in on-going price compression, despite the large, unmet market need for our services. In 2023, we continued to see a decline in our average selling price, primarily due to the on-going price compression with our multi-CDN clients.
We implemented a go-forward strategy designed to simultaneously address short-term headwinds and to position us to achieve near- and long-term success by building upon and more fully leveraging our ultra-low latency, global network, and operational expertise. We are focused on three key areas:

• Improving Our Core. Our ability to consistently grow revenue requires us to do a better job at managing the cost structure of our network while anticipating and providing our clients with the tools and reliable performance they need and to do it sooner and better than our competitors. Our operating expenses are largely driven by payroll and related employee costs. Our employee and employee equivalent headcount decreased from 980 on December 31, 2022, to 893 on March 31, 2023, primarily due to synergies created by the Edgecast Acquisition. We implemented a broader and more detailed operating model in 2021, built on metrics, process discipline, and improvements to client satisfaction, performance, and cost. We are building an internal culture that embraces speed, transparency, and accountability. Since the close of the Edgecast Acquisition, we have put other cost savings measures into place. We are continuously seeking opportunities to be more efficient and productive in order to achieve cost savings and improve our profitability. In December 2022, we announced a restructuring plan to reduce approximately 10% of our workforce. In June, 2023, we announced a restructuring plan to reduce an additional 12% of our workforce with estimated future restructuring charges of approximately $3,700 for this plan to be recorded in the second and third quarters of 2023.
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
In June 2022, we completed the acquisition of Yahoo's Edgecast, a leading provider of edge security, content delivery and video services, in an all-stock transaction. Edgecast was a business unit of Yahoo, which was owned by funds managed by affiliates of Apollo and Verizon Communications. Edgio will deliver significantly increased scale and scope with diversified revenue across products, clients, geographies, and channels.
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

The following table summarizes our revenue, costs, and expenses for the three months ended March 31, 2023 and 2022 (in thousands of dollars and as a percentage of total revenue):

	Three Months Ended March 31,
	2023		2022
Revenue	$101,948	100.0%	$55,339	100.0%
Cost of revenue	70,963	69.6%	38,521	69.6%
Gross profit	30,985	30.4%	16,818	30.4%
Operating expenses	63,081	61.9%	34,069	61.6%
Restructuring charges	500	0.5%	698	1.3%
Operating loss	(32,596)	(32.0)%	(17,949)	(32.4)%
Total other expense	(1,989)	(2.0)%	(2,117)	(3.8)%
Loss before income taxes	(34,585)	(33.9)%	(20,066)	(36.3)%
Income tax expense	398	0.4%	206	0.4%
Net loss	$(34,983)	(34.3)%	$(20,272)	(36.6)%
Critical Accounting Estimates
Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the three months ended March 31, 2023, there have been no significant changes in our critical accounting estimates.
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
The following table reflects our revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
			$	%
	2023	2022	Change	Change
Revenue	$101,948	$55,339	46,609	84.2%
Our revenue increased during the three months ended March 31, 2023, versus the comparable 2022 period, primarily due to the inclusion of revenue from the Edgecast Acquisition. Our active clients worldwide increased to 900 as of March 31, 2023, compared to 577 as of March 31, 2022. The increase was primarily driven by the Edgecast Acquisition in June 2022.
During the three months ended March 31, 2023 and 2022, sales to our top 20 clients accounted for approximately 74% and 77%, respectively, of our total revenue. The clients that comprised our top 20 clients change from time to time, and our large clients may not continue to be as significant going forward as they have been in the past.
During the three months ended March 31, 2023, we had two clients, Amazon and Verizon, who each represented 10% or more of our total revenue. During the three months ended March 31, 2022, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.

Revenue by geography is based on the location of the client from which the revenue is earned based on bill to locations. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2023		2022
Americas	$79,940	79%	$32,791	59%
EMEA	6,501	6%	5,302	10%
Asia Pacific	15,507	15%	17,246	31%
Total revenue	$101,948	100%	$55,339	100%
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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2023		2022
Bandwidth and co-location fees	$44,311	43.5%	$24,449	44.2%
Depreciation - network	3,610	3.5%	5,848	10.6%
Payroll and related employee costs (1)	9,446	9.3%	2,272	4.1%
Share-based compensation	679	0.7%	408	0.7%
Other costs	12,917	12.6%	5,544	10.0%
Total cost of revenue	$70,963	69.6%	$38,521	69.6%
(1) Includes $111 of acquisition related expenses for the three months ended March 31, 2023.
Our cost of revenue increased in aggregate dollars and was flat as a percentage of total revenue for the three months ended March 31, 2023, versus the comparable 2022 period. The changes in cost of revenue were primarily a result of the following:
•Bandwidth and co-location fees increased in aggregate dollars due to continued expansion in existing and new geographies and capacity acquired with the Edgecast Acquisition. Bandwidth and co-location fees slightly decreased as a percentage of total revenue primarily due to favorable product mix cost reductions and synergies realized from the Edgecast Acquisition.
•Depreciation expense decreased primarily due to a change in the estimate of useful lives related to network equipment, partially offset by an increase in depreciation as a result of property and equipment acquired from the Edgecast Acquisition. Refer to Note 2 “Summary of Significant Accounting Policies” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this change in estimate.
•Payroll and related employee costs were higher as a result of increased headcount due to the Edgecast Acquisition. We have also increased the use of third party consultants to augment direct staffing expense.
•Share-based compensation increased primarily due to increased headcount due to the Edgecast Acquisition.
•Other costs increased primarily due to costs associated with increased international re-seller costs, professional fees including third party consultants, cloud service costs, and increased fees and licenses.

General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2023		2022
Payroll and related employee costs	$4,393	4.3%	$4,872	8.8%
Professional fees and outside services	2,723	2.7%	2,002	3.6%
Share-based compensation	1,416	1.4%	2,103	3.8%
Acquisition and legal related expenses	589	0.6%	5,107	9.2%
Other costs	7,715	7.6%	1,749	3.2%
Total general and administrative	$16,836	16.5%	$15,833	28.6%
Our general and administrative expense increased in aggregate dollars and decreased as a percentage of total revenue for the three months ended March 31, 2023, versus the comparable 2022 period. The increase in aggregate dollars for the three months ended March 31, 2023, versus the comparable 2022 period was primarily driven by an increase in professional fees and outside services and other costs, largely offset by a decrease in acquisition and legal related expenses, share-based compensation, and payroll and related employee costs. The increase in other costs primarily related to an increase in fees and licenses, software fees from Edgecast acquisition, as well as, restatement expenses incurred. The decrease in acquisition and legal related expenses was a result of the lower Edgecast Acquisition related expense in the current year. The decrease in payroll and related employee costs was due to decreased department headcount and share-based compensation decreased primarily as a result of lower equity compensation.
We expect our general and administrative expenses for 2023 to increase in both aggregate dollars and as a percentage of total revenue.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2023		2022
Payroll and related employee costs (1)	$15,434	15.1%	$4,879	8.8%
Share-based compensation	617	0.6%	1,181	2.1%
Marketing programs	1,133	1.1%	471	0.9%
Other costs	2,438	2.4%	1,096	2.0%
Total sales and marketing	$19,622	19.2%	$7,627	13.8%
(1) Includes $42 of acquisition related expenses for the three months ended March 31, 2023.
Our sales and marketing expense increased in both aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2023, versus the comparable 2022 period. The increase in aggregate dollars for the three months ended March 31, 2023, versus the comparable 2022 periods was primarily driven by an increase in payroll and related employee costs, other costs, and marketing programs, partially offset by a decrease in share-based compensation. The increase in payroll and related employee costs was due to increased headcount associated with the Edgecast Acquisition. The increase in other costs was mainly due to an increase in licenses and subscriptions, and an increase in professional fees for consultants and casual labor. Marketing program expenses increased due to increased trade show, and promotional and advertising costs. Share-based compensation decreased primarily as a result of lower equity compensation.
We expect our sales and marketing expenses for 2022 to increase in both aggregate dollars and as a percentage of total revenue, compared to 2022 due to full year of Edgecast expenses.

Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended March 31,
	2023		2022
Payroll and related employee costs (1)	$12,849	12.6%	$4,089	7.4%
Share-based compensation	2,488	2.4%	3,320	6.0%
Other costs	5,679	5.6%	2,168	3.9%
Total research and development	$21,016	20.6%	$9,577	17.3%
(1) Includes $410 of acquisition related expenses for the three months ended March 31, 2023.
Our research and development expense increased in both aggregate dollars and as a percentage of total revenue for the three months ended March 31, 2023, versus the comparable 2022 period. The increase in aggregate dollars during the three months ended March 31, 2023, versus the comparable 2022 periods was primarily driven by an increase in payroll and related employee costs, and other costs, partially offset by a decrease in share-based compensation. The increase in payroll and related employee costs was due to increased headcount associated with the Edgecast Acquisition. The increase in other costs, was primarily due to increased professional fees, including casual labor and consulting, and increased fees and licenses. Share-based compensation decreased primarily as a result of lower equity compensation.
We expect our research and development expenses for 2023 to increase both in aggregate dollars and as percentage of total revenue, compared to 2022 due to full year of Edgecast expenses.
Depreciation and Amortization (Operating Expenses)
Depreciation expense consists of depreciation on equipment used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of acquired intangible assets.
Depreciation and amortization expense was $5,607, or 5.5% of revenue, for the three months ended March 31, 2023, versus $1,032, or 1.9% of revenue, for the comparable 2022 period.
The increase in depreciation and amortization expense for the three months ended March 31, 2023, versus the comparable 2022 period was primarily due to the amortization of intangible assets acquired as part of the Edgecast Acquisition in June 2022. For the three months ended March 31, 2023 and 2022, amortization of intangibles was $5,313 and $786.
Restructuring Charges
Restructuring charges were $500 and $698 for the three months ended March 31, 2023 and 2022, respectively, and were the result of management's commitment to restructure certain parts of the company to focus on cost efficiencies, improved growth and profitability, and align our workforce and facility requirements with our continued investment in the business. As a result, we are incurring certain charges for facilities, right of use assets, outside service contracts, and professional fees. Refer to Note 11 “Restructuring Charge” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Future restructuring charges related to these plans are expected to be immaterial. On June 6, we announced a Restructuring Plan to reduce an additional 12% of our workforce to be implemented through the third quarter of 2023. Restructuring charges of approximately $3,200 related to the Restructuring Plan will be recorded in the second quarter of 2023. Remaining future estimated restructuring charges related to this plan are approximately $500 and expected be recorded in the third quarter of 2023. These charges, which will be cash expenditures, consist of one-time severance charges and continuation of health benefit. The company anticipates it will generate approximately $23,700 in net annual savings.
Interest Expense
Interest expense was $1,577 for the three months ended March 31, 2023, versus $1,431 for the comparable 2022 period. Interest expense includes expense associated with the issuance of our senior convertible notes in July 2020, fees associated with the Credit Agreement originally entered into in November 2015, and expenses relating to financing arrangements from our Open Edge arrangements.

Interest Income
Interest income was $397 for the three months ended March 31, 2023, versus $27 for the comparable 2022 period. Interest income includes interest earned on financing lease arrangements, invested cash balances, and marketable securities.
Other Income (Expense)
Other expense was $809 for the three months ended March 31, 2023, versus other expense of $713 for the comparable 2022 period. For the three months ended March 31, 2023 and 2022, other expense consisted primarily of foreign currency transaction gains and losses.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three months ended March 31, 2023 was $398, versus $206 for the comparable 2022 period. Income tax expense on net loss before taxes was primarily due to us providing for a valuation allowance on deferred tax assets in the U.S., and the recording of state and foreign tax expense for the three month periods. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of March 31, 2023, our cash, cash equivalents, and marketable securities classified as current totaled $48,183. Included in this amount is approximately $13,035 of cash and cash equivalents held outside the United States. Changes in cash, cash equivalents, and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to stock option exercises, sales of equity investments, and similar events.
Cash used in operations could also be affected by various risks and uncertainties, including, but not limited to, other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, we believe that our existing cash, cash equivalents and marketable securities, and available borrowing capacity will be sufficient to meet our anticipated cash needs for at least the next twelve months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.
The major components of changes in cash flows for the three months ended March 31, 2023 and 2022, are discussed in the following paragraphs.
Operating Activities
Net cash used in operating activities was $24,073 for the three months ended March 31, 2023, compared to net cash used in operating activities of $17,569 for the comparable 2022 period, an increase of $6,504. Changes in operating assets and liabilities of $5,386 during the three months ended March 31, 2023, compared to $12,190 in the comparable 2022 period, were primarily due to:
•accounts receivable decreased $1,134 during the three months ended March 31, 2023, as a result of timing of collections as compared to a $12,161 increase in the comparable 2022 period;
•prepaid expenses and other current assets increased $3,607 during the three months ended March 31, 2023, compared to an increase of $2,728 in the comparable 2022 period primarily due to an increase in vendor deposits and other, prepaid bandwidth and backbone expenses, and VAT receivables.
•accounts payable and other current liabilities decreased $4,230 during the three months ended March 31, 2023, compared to an increase of $3,813 for the comparable 2022 period primarily due to a decrease in accounts payable, related party payable, accrued restructuring charges, and accrued interest payable, partially offset by an increase in accrued cost of revenue, accrued compensation and benefits, and other accrued expenses.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2023 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Investing Activities
Net cash used in investing activities was $268 for the three months ended March 31, 2023, compared to net cash used in investing activities of $3,778 for the comparable 2022 period. For the three months ended March 31, 2023, net cash used in investing activities was related to the purchase of marketable securities and capital expenditures, offset by cash received from the sale and maturities of marketable securities. For the three months ended March 31, 2022, net cash used in investing activities was primarily related to the purchase of marketable securities and capital expenditures, primarily for servers and network equipment associated with the build-out and expansion of our global computing platform, offset by cash received from the sale and maturities of marketable securities.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our network. During the three months ended March 31, 2023, we made capital expenditures of $3,788, which represented approximately 4% of our total revenue. We currently expect capital expenditures in the remainder of 2023 to be less than 10% of revenue.
Financing Activities
Net cash provided by financing activities was $1,441 for the three months ended March 31, 2023, compared to net cash provided by financing activities of $6,967 for the comparable 2022 period. Net cash provided by financing activities in the three months ended March 31, 2023, primarily relates to cash received from proceeds from capital contributions and financing obligations, partially offset by the repayments of financing obligations and payments of employee tax withholdings related to the net settlement of vested restricted stock units.
Net cash provided by financing activities in the three months ended March 31, 2022, primarily related to the exercise of stock options and our employee stock purchase plan of $7,986 and cash received from proceeds from financing obligations of $1,602, partially offset by the repayments of financing obligations of $1,336 and the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,285.
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
As of March 31, 2023, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible.
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

As a result of the restatement of our previously issued consolidated financial statements described in Note 2 "Debt" of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2022 on a timely basis. For the same reason, we were also unable to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Pursuant to the terms of the Indenture, on April 12, 2023, we notified the Trustee that due to our failure to timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2022, a default (as defined in the Indenture) had occurred.
On April 17, 2023, a holder of the Notes delivered a notice of default to the Trustee and the company notifying us that we were in breach of the Indenture for failing to provide the Trustee our Annual Report on Form 10-K for the year ended December 31, 2022. Under the terms of the Indenture, such default matured into an event of default (the “Reporting Event of Default”) on June 17, 2023. On July 21, 2023, the Trustee for the Notes delivered a notice of default to the company notifying us that we were in breach of the Indenture for failing to provide the Trustee our Quarterly Report on Form 10-Q for the three-months ended March 31, 2023. Under the terms of the Indenture, such default was cured with the filing of this Quarterly Report.
By notice to the holders of the Notes and the Trustee on June 12, 2023 and in accordance with the Indenture, we notified the Trustee that due to our failure to timely file with the SEC our Annual Report on Form 10-K, the company elected that the sole remedy for the Reporting Event of Default during the period beginning on June 17, 2023 (the “Reporting Event of Default Date”) and ending on the earlier of (x) 365 calendar days after the Reporting Event of Default Date and (y) the date on which we deliver the Annual Report for the year ended December 31, 2022 to the Trustee will consist of the accrual of additional interest (“Special Interest”) at a rate equal to one quarter of one percent (0.25%) of the principal amount of the outstanding Notes for the first 180 calendar days on which Special Interest accrues and, thereafter, at a rate per annum equal to one half of one percent (0.50%) of the principal amount of the outstanding Notes. The Notes will be subject to acceleration pursuant to the Indenture on account of the Reporting Event of Default if we fail to pay Special Interest when due under the Indenture. We delivered our Annual Report for the year ended December 31, 2022 to the Trustee on June 29, 2023, and as a result we incurred an immaterial amount of Special Interest charges for the three months ended March 31, 2023, which was paid to holders of the Notes on August 1, 2023.
Line of Credit
In November 2015, we entered into the original Loan and Security Agreement (the “Credit Agreement”) with FCB. Since the inception, there have been ten amendments, with the most recent amendment being in June 2023 (the “Tenth Amendment”). Under the Tenth Amendment, our borrowing capacity as of March 31, 2023 was the lesser of the commitment amount of $50,000 or 50% of eligible accounts receivable while the maturity date remains at April 2, 2025. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of April 2, 2025.
As of March 31, 2023, borrowings under the Credit Agreement bear interest at the greater of the current prime rate minus 0.25% or 4%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. As of March 31, 2023 and December 31, 2022, we had no outstanding borrowings.
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
We are required to maintain an Adjusted Quick Ratio of at least 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of March 31, 2023, we were not in compliance with our Adjusted Quick Ratio requirement. On June 27, 2023, we have received a waiver for, among others, our non-compliance.
For a more detailed discussion regarding our Credit Agreement, please refer to Note 10 “Debt” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the three months ended March 31, 2023 and 2022, we did not repurchase any shares under the repurchase program. As of March 31, 2023, there remained $21,200 under this share repurchase program.
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
The following table presents our contractual obligations and commercial commitments, as of March 31, 2023, over the next five years and thereafter. See Note 17 “Leases and Commitments” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase and Other Commitments
Open Edge partner commitments (1)	$109,645	$35,709	$53,654	$20,282	$—
Bandwidth commitments	21,687	18,260	3,427	—	—
Rack space commitments	17,099	12,424	4,675	—	—
Total purchase and other commitments	148,431	66,393	61,756	20,282	—
Right-of-use assets and other operating leases	14,491	5,085	2,942	2,979	3,485
Open Edge arrangements' financing obligations (1)	21,588	7,923	9,681	3,952	32
Total commitments	$184,510	$79,401	$74,379	$27,213	$3,517
(1) The Open Edge partner commitments typically include a minimum fee commitment that is paid to the partners over the course of the arrangement. The aggregate minimum fee commitment is allocated between cost of services and financing obligations. Refer to Note 17 “Leases and Commitments” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
As of March 31. 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.
Off Balance Sheet Arrangements
As of March 31, 2023, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. The interest rate on our line of credit is at the greater of the current prime rate minus 0.25% or 4%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our results of operations, for each $1,000 drawn on the line of credit. As of March 31, 2023, there were no outstanding borrowings against the line of credit. The interest rate on our Notes is 3.50%. In connection with an event of default with respect to certain reporting obligations and our election to pay Special Interest in respect thereof, the Notes shall bear additional interest at a rate per annum of 0.25% of the principal amount for the first 180 days and 0.50% thereafter until the earlier of the date such event of default is cured and 365 days after the initial date of the event of default. An election to pay Special Interest in connection with such an event of default could add up to $471 of interest expense in a 365-day period.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international clients. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the three months ended March 31, 2023, the impact would have been approximately $1,355. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of clients typically account for a significant percentage of our revenue. During the three months ended March 31, 2023 and 2022, sales to our top 20 clients accounted for approximately 74% and 77%, respectively, of our total revenue. During the three months ended March 31, 2023, we had two clients, Verizon and Amazon, who each represented 10% or more of our total revenue. During the three months ended March 31, 2022, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.
As of March 31, 2023, we had four clients, Verizon, Amazon, Disney, and Microsoft, who each represented 10% or more of our total accounts receivable. As of December 31, 2022 we had three clients, Amazon, Verizon, and Microsoft, who each represented 10% or more of our total accounts receivable.
In 2023, we anticipate that our top 20 client concentration levels will remain consistent with 2022. In the past, the clients that comprised our top 20 clients have continually changed, and our large clients may not continue to be as significant going forward as they have been in the past.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective because of previously disclosed material weaknesses in internal control over financial reporting described below.
Material Weaknesses & Remediation Activities
As previously disclosed in our management’s report on internal control over financial reporting within Part II, Item 9A. “Controls and Procedures” in our Annual Report Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting with respect to the following:

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
Changes in Internal Control over Financial Reporting
In June 2022, we completed the acquisition of Edgecast which operated under its own set of systems and internal controls. During the second half of 2022 and the three months ended March 31, 2023, we transitioned certain of Edgecast’s processes to our internal control processes and added other internal controls over significant processes specific to the acquisition and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction and the process of consolidating the Edgecast business into our financial statements. We will continue the process of incorporating and aligning the internal control over financial reporting of Edgecast, into our internal control over financial reporting.
Except as it relates to remediation procedures, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 2, 2023, the Delaware Chancery Court issued a memorandum opinion reversing its order on the record and denying the company’s motion to dismiss. On May 12, 2023, the parties entered into an interim arrangement to avoid the costs and burdens of expedited litigation where the company agreed not to enforce the provisions of the stockholders’ agreement that the plaintiffs challenged in the suit in connection with the company’s 2023 annual meeting.On April 25, 2023, a stockholder filed a complaint in the United States District Court for the District of Arizona a complaint captioned Mehran Esfandiari et al. v. Edgio, Inc. et al., Case No. 2:23-cv-00691 (D. Ariz.), against the company, and current and former officers (the “Class Action Complaint”). The Class Action Complaint includes two claims: (1) violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder (against all defendants); and (2) violation of Section 20(a) of the Exchange Act (against the individual defendants). The Class Action Complaint alleges that the defendants made materially false and/or misleading statements and failed to disclose material facts concerning accounting and internal controls regarding the company's Open Edge arrangements. The Class Action Complaint seeks compensatory damages, including interest thereon, costs and expenses.
For additional information regarding contingencies relating to our legal proceedings, please refer to Note 12 “Contingencies - Legal Matters” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the company’s business, financial condition or future results discussed in the company’s Annual Report on Form 10-K for the fiscal year December 31, 2022 (the “2022 Form 10-K”) in Part I, Item 1A. The risks described in the 2022 Form 10-K are not the only risks that could affect the company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors previously disclosed in our 2022 Form 10-K.
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

Edgio, Inc.

Date:	August 15, 2023	By:	/S/ STEPHEN CUMMING
Stephen Cumming Chief Financial Officer (Principal Financial Officer)