Form 10-Q
period 2023-06-30
Edgio, Inc.
filed 2023-09-12
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of August 31, 2023: 224,956,212 shares.

EDGIO, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2023

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

Edgio, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,188	$55,275
Marketable securities	—	18,734
Accounts receivable, net (1)	63,563	84,627
Income taxes receivable	155	105
Prepaid expenses and other current assets (1)	36,778	36,374
Total current assets	136,684	195,115
Property and equipment, net	73,667	73,467
Operating lease right of use assets	4,816	5,290
Deferred income taxes	2,925	2,338
Goodwill	168,775	169,156
Intangible assets, net	80,948	91,661
Other assets (1)	2,582	5,353
Total assets	$470,397	$542,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (1)	$63,799	$52,776
Deferred revenue	10,132	9,286
Operating lease liability obligations	3,621	4,557
Income taxes payable	3,155	3,133
Financing obligations	8,944	6,346
Other current liabilities (1)	55,271	76,160
Total current liabilities	144,922	152,258
Convertible senior notes, net	123,070	122,631
Operating lease liability obligations, less current portion	7,730	9,181
Deferred income taxes	1,431	596
Deferred revenue, less current portion	2,247	2,949
Financing obligations, less current portion	14,208	13,784
Other long-term liabilities	858	1,658
Total liabilities	294,466	303,057
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 223,380 and 222,232 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	223	222
Common stock contingent consideration	16,300	16,300
Additional paid-in capital	814,405	807,507
Accumulated other comprehensive loss	(11,321)	(11,665)
Accumulated deficit	(643,676)	(573,041)
Total stockholders’ equity	175,931	239,323
Total liabilities and stockholders’ equity	$470,397	$542,380
(1)    Includes amounts due to/from related parties. See Notes 6, 9, and 20 for further details.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue (1)	$95,765	$63,586	$197,713	$118,925
Cost of revenue:
Cost of services (1)(2)	66,742	38,718	134,095	71,391
Depreciation — network	3,788	6,791	7,398	12,639
Total cost of revenue	70,530	45,509	141,493	84,030
Gross profit	25,235	18,077	56,220	34,895
Operating expenses:
General and administrative (1)	14,480	26,812	31,316	42,645
Sales and marketing (1)	16,167	10,834	35,789	18,461
Research and development (1)	18,739	12,171	39,755	21,749
Depreciation and amortization	5,692	1,508	11,299	2,540
Restructuring charges	3,336	4,368	3,836	5,066
Total operating expenses	58,414	55,693	121,995	90,461
Operating loss	(33,179)	(37,616)	(65,775)	(55,566)
Other income (expense):
Interest expense	(1,701)	(1,458)	(3,278)	(2,888)
Interest income	152	33	549	60
Other, net	(545)	(1,146)	(1,354)	(1,859)
Total other expense	(2,094)	(2,571)	(4,083)	(4,687)
Loss before income taxes	(35,273)	(40,187)	(69,858)	(60,253)
Income tax expense (benefit)	379	(19,589)	777	(19,383)
Net loss	$(35,652)	$(20,598)	$(70,635)	$(40,870)
Net loss per share:
Basic	$(0.16)	$(0.14)	$(0.32)	$(0.28)
Diluted	$(0.16)	$(0.14)	$(0.32)	$(0.28)
Weighted-average shares used in per share calculation:
Basic	222,914	151,776	222,688	143,652
Diluted	222,914	151,776	222,688	143,652

(1)Includes revenue and costs from related parties. See Note 20 for further details.
(2)    Cost of services excludes amortization related to intangible assets, including technology, customer relationships, and trade names, which are included in depreciation and amortization in operating expenses.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(35,652)	$(20,598)	$(70,635)	$(40,870)
Other comprehensive gain (loss), net of tax:
Unrealized (loss) gain on investments	(8)	55	(6)	(33)
Foreign currency translation gain (loss)	117	(2,464)	350	(3,035)
Other comprehensive gain (loss)	109	(2,409)	344	(3,068)
Comprehensive loss	$(35,543)	$(23,007)	$(70,291)	$(43,938)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended June 30, 2023

	Common Stock		Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance March 31, 2023	222,702	$223	$16,300	$811,571	$(11,430)	$(608,024)	$208,640
Net loss	—	—	—	—	—	(35,652)	(35,652)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	—	(8)	—	(8)
Foreign currency translation adjustment, net of taxes	—	—	—	—	117	—	117
Vesting of restricted stock units	678	—	—	—	—	—	—
Share-based compensation	—	—	—	2,834	—	—	2,834
Balance June 30, 2023	223,380	$223	$16,300	$814,405	$(11,321)	$(643,676)	$175,931
For the Three Months Ended June 30, 2022

	Common Stock		Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Shares	Amount				Accumulated Deficit	Total
Balance March 31, 2022	138,178	$138	$—	$590,249	$(9,004)	$(456,794)	$124,589
Net loss	—	—	—	—	—	(20,598)	(20,598)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	55	—	55
Foreign currency translation adjustment, net of taxes	—	—	—	—	(2,464)	—	(2,464)
Exercise of common stock options	57		—	57	—	—	57
Vesting of restricted stock units	544	1	—	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(170)	—	—	(524)	—	—	(524)
Issuance of common stock under employee stock purchase plan	280	—	—	728	—	—	728
Share-based compensation	—	—	—	5,595	—	—	5,595
Capital Contributions	—	—	—	1,884	—	—	1,884
Issuance of common stock for business acquisition	76,925	77	—	186,566	—	—	186,643
Common stock contingent consideration related to business acquisition	—	—	16,900	—	—	—	16,900
Issuance of common stock for employee compensation arrangements	3,892	4	—	9,415	—	—	9,419
Balance June 30, 2022	219,706	$220	$16,900	$793,969	$(11,413)	$(477,392)	$322,284

For the Six Months Ended June 30, 2023

	Common Stock		Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance December 31, 2022	222,232	$222	$16,300	$807,507	$(11,665)	$(573,041)	$239,323
Net loss	—	—	—	—	—	(70,635)	(70,635)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	—	(6)	—	(6)
Foreign currency translation adjustment, net of taxes	—	—	—	—	350	—	350
Exercise of common stock options	6	—	—	3	—	—	3
Vesting of restricted stock units	1,181	1	—	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(39)	—	—	(194)	—	—	(194)
Share-based compensation	—	—	—	7,090	—	—	7,090
Balance June 30, 2023	223,380	$223	$16,300	$814,405	$(11,321)	$(643,676)	$175,931
For the Six Months Ended June 30, 2022

	Common Stock		Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Shares	Amount				Accumulated Deficit	Total
Balance December 31, 2021	134,337	$134	$—	$576,807	$(8,345)	$(436,522)	$132,074
Net loss	—	—	—	—	—	(40,870)	(40,870)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(33)	—	(33)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(3,035)	—	(3,035)
Exercise of common stock options	3,195	3	—	8,040	—	—	8,043
Vesting of restricted stock units	1,522	2	—	(2)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(488)	—	—	(1,809)	—	—	(1,809)
Issuance of common stock under employee stock purchase plan	280	—	—	728	—	—	728
Share-based compensation	—	—	—	12,340	—	—	12,340
Capital Contributions	—	—	—	1,884	—	—	1,884
Issuance of common stock for business acquisition	76,968	77	—	186,566	—	—	186,643
Common stock contingent consideration related to business acquisition	—	—	16,900	—	—	—	16,900
Issuance of common stock for employee compensation arrangements	3,892	4	—	9,415	—	—	9,419
Balance June 30, 2022	219,706	$220	$16,900	$793,969	$(11,413)	$(477,392)	$322,284
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(70,635)	$(40,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,697	15,179
Share-based compensation	8,559	14,303
Foreign currency remeasurement loss	1,354	683
Deferred income taxes	—	(19,280)
(Gain) on sale of property and equipment	—	(10)
Accounts receivable charges	632	278
(Accretion) amortization of (discount) premium on marketable securities	(258)	484
Noncash interest expense	439	420
Noncash capital contribution from parent	—	447
Changes in operating assets and liabilities:
Accounts receivable	20,432	(10,284)
Prepaid expenses and other current assets	(1,088)	(5,183)
Income taxes receivable	(50)	(555)
Other assets	857	1,006
Accounts payable and other current liabilities	(14,983)	26,713
Deferred revenue	2,497	1,905
Income taxes payable	(2,083)	(603)
Other long term liabilities	(799)	(57)
Net cash used in operating activities	(36,429)	(15,424)
Investing activities
Purchases of marketable securities	(9,579)	(8,179)
Sale and maturities of marketable securities	28,565	22,871
Purchases of property and equipment	(4,284)	(23,856)
Proceeds from sale of property and equipment	—	10
Cash acquired from acquisition of business	—	29,829
Net cash provided by investing activities	14,702	20,675
Financing activities
Proceeds from capital contributions	2,135	—
Proceeds from financing obligations	1,733	5,502
Repayment of financing obligations	(1,902)	(2,832)
Payments of employee tax withholdings related to restricted stock vesting	(194)	(1,809)
Proceeds from employee stock plans	3	8,771
Net cash provided by financing activities	1,775	9,632
Effect of exchange rate changes on cash and cash equivalents	865	(1,626)
Net (decrease) increase in cash and cash equivalents	(19,087)	13,257
Cash and cash equivalents, beginning of period	55,275	41,918
Cash and cash equivalents, end of period	$36,188	$55,175
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,463	$2,446
Cash paid during the period for income taxes, net of refunds	$224	$1,002
Common stock issued in connection with acquisition of business	$—	$186,146
Common stock contingent consideration related to business combination	$—	$16,900
Common stock issued for employee compensation arrangements	$—	$9,419
Noncash additions to financing receivables	$4,438	$10,489
Noncash additions to short-term financing liabilities	$1,918	$2,627
Noncash additions to long-term financing liabilities	$2,520	$7,862
Property and equipment remaining in accounts payable and other current liabilities	$7,056	$1,139
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2023
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
In accordance with its accounting policies, the company reviews the estimated useful lives of its property and equipment on an ongoing basis. In January 2023, we completed an assessment of the useful lives of our network equipment and concluded to adjust our estimate of the useful life of our network equipment from three to five years due to advances in technology and improvements in how we operate our network equipment. The effect of this change in estimate, effective January 1, 2023, was a reduction of $3,364 and $7,134, primarily in depreciation - network expense in cost of services within our consolidated statement of operations, a decrease in net loss by approximately $3,249 and $6,850, and a decrease in basic and diluted loss per share by $0.01 and $0.03, for the three and six months ended June 30, 2023, respectively.
Restatement of Previously Issued Consolidated Financial Statements
The company restated the consolidated financial statements for the years ended December 31, 2021 and 2020 presented in its Annual Report on Form 10-K for the year ended December 31, 2022, necessary to correct for the following errors: (i) accounting for certain financing arrangements (as failed sale leasebacks), (ii) accounting treatment for certain transitional services, and (iii) other immaterial adjustments. In addition, the company restated its unaudited quarterly financial data for the periods ended September 30, 2022 and 2021, June 30, 2022 and 2021, and March 31, 2022 and 2021. Such restated and unaudited quarterly financial data and related impacted amounts were presented in the company's Annual Report on Form 10-K for the year ended December 31, 2022. All amounts in this quarterly report on Form 10-Q affected by the restatement, including but not limited to the three and six months ended June 30, 2022, reflect such restated amounts. For the three and six months ended June 30, 2023, we incurred restatement related expenses of $2,588 and $4,763, respectively, included in general and administrative within our unaudited consolidated statement of operations.

Adopted Accounting Standards
None.
Recently Issued Accounting Standards applicable to Edgio, Inc.
None.
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
As of June 30, 2023, we have approximately $61,214 of remaining unsatisfied performance obligations for contracts with terms over one year. Of the remaining unsatisfied performance obligations, we expect to recognize 25% in 2023, 34% in 2024, 17% in 2025, 7% in 2026, and the remainder in 2027 and thereafter.
From time to time, we enter into arrangements in which we receive payments from customers based upon contractual billing schedules. We record accounts receivables when the right to consideration becomes unconditional. Contract liabilities primarily reflect deferred revenue from advance payments we have received from customers. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. Revenue recognized in the three and six months ended June 30, 2023 from amounts included in deferred revenue at the beginning of the period was $1,566 and $4,236, respectively. Revenue recognized in the three and six months ended June 30, 2022 from amounts included in deferred revenue at the beginning of the period was $742 and $2,841, respectively.
3. Business Acquisitions
Edgecast Acquisition
On June 15, 2022, Edgio completed the acquisition (the “Edgecast Acquisition”) of 100% of the equity interests of Edgecast Inc., a California corporation (“Edgecast”), and certain Edgecast-related businesses and assets from College Parent for total purchase consideration of $199,837. The total purchase consideration included 75,842 shares of our common stock allocated to the Edgecast Acquisition. Edgecast is a leading provider of edge security, content delivery, and video services. Edgio accounted for the acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.
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
During the three and six months ended June 30, 2023, Edgio recorded $844 and $1,510, in compensation expense within our unaudited consolidated statements of operations as a result of the employee compensation arrangements. Of the $844 of compensation expense, $182, $64, $49, and $549 was recorded to cost of services, general and administrative, sales and marketing, and research and development, respectively. Of the $1,510 of compensation expense, $293, $167, $91, and $959 was recorded to cost of services, general and administrative, sales and marketing, and research and development, respectively. During the three and six months ended June 30, 2022, Edgio recorded $997 in compensation expense within our unaudited consolidated statements of operations as a result of the employee compensation arrangements. Of the $997 of compensation expense, $206, $178, $41, and $572 was recorded to cost of services, general and administrative, sales and marketing, and research and development, respectively. The employee compensation arrangements are time-based vesting only and the unrecognized compensation expense was $1,186 as of June 30, 2023, of which $898 is expected to be recognized during the remainder of 2023 and the remainder in 2024.
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
Transaction costs incurred by us in connection with the Edgecast Acquisition were $14,139 and $19,382 for the three and six months ended June 30, 2022, respectively, and were recorded within general and administrative expenses within our unaudited consolidated statements of operations. There were no transaction costs incurred related to the Edgecast Acquisition for the three and six months ended June 30, 2023.
Unaudited Pro Forma Financial Information
The following unaudited pro forma combined financial information presents combined results of Edgio and Edgecast as if the acquisition of Edgecast has occurred on January 1, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Revenue	$131,851	$265,457
Net loss	$(28,243)	$(62,966)
These unaudited pro forma combined financial statements include adjustments to reflect fair value adjustments related to property and equipment depreciation, customer relationships and technology amortization, compensation expense related to the employee compensation arrangements, exclusion of interest income related to loan receivables settled at the acquisition date, and the effects of the adjustments on income taxes and net loss. Additionally, the pro forma adjustments include adjustments to reflect non-recurring transaction costs of $14,139 and $19,382, incurred in the three and six months ended

June 30, 2022, respectively, and non-recurring restructuring charges related to the Edgecast Acquisition of $3,715 incurred in the three and six months ended June 30, 2022, as of the beginning of the comparable prior reporting period.
The pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the acquisition of Edgecast been completed at the beginning of the fiscal year 2021, nor is it representative of future operating results of Edgio.
4. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$40	$—	$—	$40
Commercial paper	5,884	—	—	5,884
Corporate notes and bonds	11,395	—	16	11,379
Treasury bills	985	—	—	985
Agency bonds	486	—	—	486
Total marketable securities	$18,790	$—	$16	$18,774
The amortized cost and estimated fair value of marketable securities as of December 31, 2022, by maturity are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$18,750	$—	$16	$18,734
Due after one year and through five years (1)	40	—	—	40
Total marketable securities	$18,790	$—	$16	$18,774
(1) Classified in other assets.
5. Accounts Receivable, net
Accounts receivable, net include:

	June 30,	December 31,
	2023	2022
Accounts receivable	$68,753	$90,046
Less: credit allowance	(889)	(1,514)
Less: allowance for doubtful accounts	(4,301)	(3,905)
Total accounts receivable, net	$63,563	$84,627
The following is a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for the six months ended June 30, 2023 and the twelve months ended December 31, 2022:

	Six Months Ended	Twelve Months Ended
	June 30, 2023	December 31, 2022
Beginning of period	$3,905	$1,500
Provision for credit losses	632	2,413
Recoveries/write-offs	(236)	(8)
End of period	$4,301	$3,905

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	June 30,	December 31,
	2023	2022
Prepaid bandwidth and backbone	$5,266	$7,431
VAT receivable	6,842	5,805
Prepaid expenses and insurance	5,132	5,352
Financing receivables	5,855	3,218
Related party receivable	7,472	7,962
Vendor deposits and other	6,211	6,606
Total prepaid expenses and other current assets	$36,778	$36,374
7. Property and Equipment, net
Property and equipment, net include:

	June 30,	December 31,
	2023	2022
Network equipment	$180,812	$176,899
Computer equipment and software	3,408	3,680
Furniture and fixtures	1,315	1,322
Leasehold improvements	6,022	6,017
Other equipment	17	17
Total property and equipment	191,574	187,935
Less: accumulated depreciation	(117,907)	(114,468)
Total property and equipment, net	$73,667	$73,467
Cost of revenue depreciation expense related to property and equipment was $3,788 and $6,791, for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, cost of revenue depreciation expense related to property and equipment was approximately $7,398 and $12,639, respectively.
Operating expense depreciation and amortization expense related to property and equipment was $292 and $336, for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, operating expense depreciation and amortization expense related to property and equipment was $586 and $582, respectively.
8. Goodwill and Other Intangible Assets
We have recorded goodwill as a result of past business acquisitions. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit as of June 30, 2023. We review goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. During the six months ended June 30, 2023, management identified a goodwill impairment indicator related to a decline in the company's stock price. The estimated fair value of the reporting unit is determined using a market approach. Our market capitalization is adjusted for a control premium based on the estimated average and median control premiums of transactions involving companies comparable to us. We noted that the estimated fair value of our reporting unit, using an estimated control premium of 30%, on June 30, 2023 exceeded carrying value by approximately $18,635 or 11%. Adverse changes to certain key assumptions as described above could result in a future goodwill impairment charge to earnings.
Management will continue to monitor the relevant goodwill impairment indicators to determine whether a goodwill impairment charge to earnings is appropriate, and such impairment charge, if any, could be material.
The changes in the carrying amount of goodwill for the six months ended June 30, 2023, were as follows:

Balance, December 31, 2022	$169,156
Foreign currency translation adjustment	(381)
Balance, June 30, 2023	$168,775

Intangible assets consisted of the following as of June 30, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(56)	$35
Client relationships	48,090	(8,625)	39,465
Technology	57,480	(16,032)	41,448
Total other intangible assets	$105,661	$(24,713)	$80,948
Aggregate expense related to amortization of other intangible assets for the three and six months ended June 30, 2023 was $5,400 and $10,713, respectively . There were no impairment charges incurred in the three and six months ended June 30, 2023.
As of June 30, 2023, the weighted-average remaining useful lives of our acquired intangible assets were 1.2 years for trade name, 5.6 years for client relationships, and 3.0 years for technology, and 4.2 years in total, for all acquired intangible assets.
Intangible assets consisted of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(40)	$51
Client relationships	48,090	(4,960)	43,130
Technology	57,480	(9,000)	48,480
Total other intangible assets	$105,661	$(14,000)	$91,661
Aggregate expense related to amortization of other intangible assets for the three and six months ended June 30, 2022 was $1,172 and $1,958, respectively. There were no impairment charges incurred in the three and six months ended June 30, 2022.
As of December 31, 2022, the weighted-average remaining useful lives of our acquired intangible assets were 1.7 years for trade name, 6.1 years for client relationships, and 3.4 years for technology, and 4.7 years in total, for all acquired intangible assets.
As of June 30, 2023, future amortization expense related to our other intangible assets is expected to be recognized as follows:

Remainder of 2023	$10,712
2024	21,415
2025	21,394
2026	13,141
2027	5,911
Thereafter	8,375
Total	$80,948

9. Other Current Liabilities
Other current liabilities include:

	June 30,	December 31,
	2023	2022
Accrued compensation and benefits	$22,726	$19,982
Accrued cost of revenue	16,242	27,422
Accrued interest payable	1,912	1,823
Related party payable	2,248	9,931
Restructuring charges and accrued legal fees	5,726	6,184
Other accrued expenses	6,417	10,818
Total other current liabilities	$55,271	$76,160
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
As a result of the restatement of our previously issued consolidated financial statements described in Note 2, we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2022 on a timely basis. For the same reason, we were also unable to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Pursuant to the terms of the Indenture, on April 12, 2023, we notified the Trustee that due to our failure to timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2022, a default (as defined in the Indenture) had occurred.
On April 17, 2023, a holder of the Notes delivered a notice of default to U.S. Bank National Association (the “Trustee”) and the company notifying us that we were in breach of the Indenture for failing to provide the Trustee our Annual Report on Form 10-K for the year ended December 31, 2022. Under the terms of the Indenture, such default matured into an event of default (the “Reporting Event of Default”) on June 17, 2023. On July 21, 2023, the Trustee for the Notes delivered a notice of default to the company notifying us that we were in breach of the Indenture for failing to provide the Trustee our Quarterly Report on Form 10-Q for the three months ended March 31, 2023. Under the terms of the Indenture, such default was cured with the filing of this Quarterly Report.
By notice to the holders of the Notes and the Trustee on June 12, 2023 and in accordance with the Indenture, we notified the Trustee that due to our failure to timely file with the SEC our Annual Report on Form 10-K, the company elected that the sole remedy for the Reporting Event of Default during the period beginning on June 17, 2023 (the “Reporting Event of Default Date”) and ending on the earlier of (x) 365 calendar days after the Reporting Event of Default Date and (y) the date on which we deliver the Annual Report for the year ended December 31, 2022 to the Trustee will consist of the accrual of additional interest (“Special Interest”) at a rate equal to one quarter of one percent (0.25%) of the principal amount of the outstanding Notes for the first 180 calendar days on which Special Interest accrues and, thereafter, at a rate per annum equal to one half of one percent (0.50%) of the principal amount of the outstanding Notes. The Notes will be subject to acceleration pursuant to the Indenture on account of the Reporting Event of Default if we fail to pay Special Interest when due under the Indenture. We delivered our Annual Report for the year ended December 31, 2022 to the Trustee on June 29, 2023, and as a result we incurred an immaterial amount of Special Interest charges for the three and six months ended June 30, 2023.

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
As of June 30, 2023, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible. The Notes are classified as long-term debt on our unaudited consolidated balance sheets as of June 30, 2023, and December 31, 2022.

The net carrying amount of the liability and equity components of the Notes consisted of the following:

	June 30,	December 31,
	2023	2022
Liability component:
Principal	$125,000	$125,000
Unamortized transaction costs	(1,930)	(2,369)
Net carrying amount	$123,070	$122,631
Interest expense recognized related to the Notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,170	$1,094	$2,276	$2,188
Amortization of transaction costs	221	211	439	420
Total	$1,391	$1,305	$2,715	$2,608
As of June 30, 2023, and December 31, 2022, the estimated fair value of the Notes was $109,094 and $107,031, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.
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
Line of Credit
In November 2015, we entered into the original Loan and Security Agreement (the “Credit Agreement”) with FCB. Since the inception, there have been eleven amendments, with the most recent amendment being on September 7, 2023. Under the tenth amendment, entered into in June 2023, our borrowing capacity was reduced to the lesser of the commitment amount of $50,000 or 50% of eligible accounts receivable while the maturity date remains at April 2, 2025. All outstanding borrowings owed under the Credit Agreement, if any, become due and payable no later than the final maturity date of April 2, 2025. As of June 30, 2023 and December 31, 2022, we had no outstanding borrowings.
As of June 30, 2023, borrowings under the Credit Agreement bear interest at the greater of the current prime rate minus 0.25% or 4%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended June 30, 2023 and 2022, there was no interest expense and fees expense and amortization was $63 and $10, respectively. During the six months ended June 30, 2023 and 2022, there was no interest expense and fees expense and amortization was $87 and $20, respectively.
Any borrowings are secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. FCB’s security interest in our foreign subsidiaries is limited to 65% of the voting stock of each such foreign subsidiary.
We are required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of June 30, 2023 and December 31,

2022 we were not in compliance with our Adjusted Quick Ratio requirement. On September 7, 2023, under the eleventh amendment and June 27, 2023, under the tenth amendment, we have received a waiver for, among other thing, our non-compliance for the quarters ended June 30, 2023 and March 31, 2023, respectively.
11. Restructuring Charges
In the second quarter of 2023, the company's board of directors approved a restructuring plan to reduce its operating costs to continue to optimize its business model and increase efficiencies. This plan entailed a reduction in force of approximately 134 employees, or approximately 12% of the company’s global workforce. For the three and six months ended June 30, 2023, we incurred $3,336 of restructuring charges primarily related to this plan. Remaining future estimated restructuring charges of approximately $500 are expected to be incurred in the third quarter of 2023. These charges, which will be cash expenditures, consist of one-time severance charges and continuation of health benefits.
In the fourth quarter of 2022, management committed to a separate action to restructure strategic and financial objectives and to optimize resources for long term growth including a reduction in global workforce. For the three months ended June 30, 2023, no costs were incurred related to this plan. For the six months ended June 30, 2023, relating to this action, we incurred $500 of costs which primarily consisted of employee severance and related benefits costs. Future restructuring charges related to this plan, are expected to be immaterial.
During the three and six months ended June 30, 2022, we incurred $4,368 and $5,066 of restructuring charges, respectively, of which the majority related to previously disclosed restructuring plans and were due to facility impairment charges and employee severance and related benefits costs. Actions related to this restructuring program are substantially complete.
The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our unaudited consolidated balance sheet) during the three and six months ended June 30, 2023:

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Total
Balance as of December 31, 2022	$2,772	$240	$3,172	$6,184
Costs incurred (recorded in restructuring charges)	500	—	—	500
Cash disbursements	(1,488)	—	(698)	(2,186)
Balance as of March 31, 2023	$1,784	$240	$2,474	$4,498
Costs incurred (recorded in restructuring charges)	3,336	—	—	3,336
Cash disbursements	(1,502)	—	(606)	(2,108)
Balance as of June 30, 2023	$3,618	$240	$1,868	$5,726
The following table summarizes the activity of our restructuring accrual during the three and six months ended June 30, 2022:

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Total
Balance as of January 1, 2022	$235	$—	$180	$415
Costs incurred (recorded in restructuring charges)	(93)	—	791	698
Cash disbursements	(142)	—	(687)	(829)
Noncash charges	—	—	3	3
Balance as of March 31, 2022	$—	$—	$287	$287
Costs incurred (recorded in restructuring charges)	3,715	—	653	4,368
Cash disbursements	—	—	(806)	(806)
Balance as of June 30, 2022	$3,715	$—	$134	$3,849

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
There are many transactions and calculations where the ultimate tax determination is uncertain. In addition, domestic and international taxation laws are subject to change. In the future, we may come under audit, which could result in changes to our tax estimates. We believe we have maintained adequate tax reserves to offset potential liabilities that may arise upon audit. Our reserve for indirect tax matters was immaterial as of June 30, 2023 and December 31, 2022. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent these estimates ultimately prove to be inaccurate, the associated reserves would be adjusted, resulting in the recording of a benefit or expense in the period in which a change in estimate or a final determination is made.
13. Net Loss Per Share
We calculate basic and diluted net loss per weighted-average share. We use the weighted-average number of shares of common stock outstanding during the period for the computation of basic net loss per share. Diluted net loss per share includes the dilutive effect of all potentially dilutive common stock, including awards granted under our equity incentive compensation plans in the weighted-average number of shares of common stock outstanding.
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(35,652)	$(20,598)	$(70,635)	$(40,870)
Basic weighted-average outstanding shares of common stock	222,914	151,776	222,688	143,652
Basic weighted-average outstanding shares of common stock	222,914	151,776	222,688	143,652
Dilutive effect of stock options, restricted stock units, other equity incentive plans, convertible senior notes, and contingently issuable shares	—	—	—	—
Diluted weighted-average outstanding shares of common stock	222,914	151,776	222,688	143,652
Basic net loss per share	$(0.16)	$(0.14)	$(0.32)	$(0.28)
Diluted net loss per share	$(0.16)	$(0.14)	$(0.32)	$(0.28)
For the three and six months ended June 30, 2023 and 2022, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee stock purchase plan	1,331	118	1,331	118
Stock options and warrants	12	1,859	49	2,524
Restricted stock units	159	5,097	170	5,531
Convertible senior notes	14,654	14,654	14,654	14,654
Contingently issuable shares (1)	12,685	12,685	12,685	12,685
	28,841	34,413	28,889	35,512
(1) Represents common stock contingent consideration related to the Edgecast Acquisition.
14. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. We did not purchase any shares during the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan (the “2007 Plan”), which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan (the “Restated 2007 Plan”), which amended and restated the 2007 Plan. Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the Restated 2007 Plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares available to be issued under the Restated 2007 Plan as of June 30, 2023 was approximately 18,123.
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
2021 Inducement Plan
In November 2021, we adopted the Inducement Plan pursuant to which we reserved 11,000 shares of common stock, to be used exclusively for grants of equity-based awards to highly qualified prospective officers and employees as an inducement material to the individual's entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The Inducement Plan was adopted by our board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. We have issued 10,462 shares under the Inducement Plan as of June 30, 2023.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three and six months ended June 30, 2023, we did not issue any shares under the ESPP. As of June 30, 2023, shares reserved for issuance to employees under this plan totaled 2,220, and we held employee contributions of $758 (included in other current liabilities) for future purchases under the ESPP.

Preferred Stock
Our board of directors have authorized the issuance of up to 7,500 shares of preferred stock as of June 30, 2023. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of June 30, 2023, the board of directors had not adopted any resolutions for the issuance of preferred stock.
15. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2023, were as follows:

	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2022	$(11,640)	$(25)	$(11,665)
Other comprehensive gain (loss) before reclassifications	350	(6)	344
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive gain (loss)	350	(6)	344
Balance, June 30, 2023	$(11,290)	$(31)	$(11,321)
16. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our unaudited consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation expense by type:
Stock options and warrants	$422	$636	$899	$1,170
Restricted stock units	1,575	4,172	4,591	8,332
Financial-based performance restricted stock units	1,773	2,240	2,626	4,436
ESPP	(411)	243	443	365
Total share-based compensation expense	$3,359	$7,291	$8,559	$14,303
Share-based compensation expense:
Cost of services	$321	$326	$1,000	$734
General and administrative expense	1,151	2,166	2,567	4,269
Sales and marketing expense	375	1,376	992	2,557
Research and development expense	1,512	3,423	4,000	6,743
Total share-based compensation expense	$3,359	$7,291	$8,559	$14,303
Unrecognized share-based compensation expense totaled $22,122 as of June 30, 2023, of which $3,088 related to stock options, $8,566 related to financial-based performance restricted stock units, $10,468 related to restricted stock units. Unrecognized share-based compensation includes both time-based and performance-based equity. We currently expect to recognize share-based compensation expense of $6,350 during the remainder of 2023, $10,052 in 2024, $4,528 in 2025, and the remainder thereafter based on scheduled vesting of the stock options, performance-based restricted stock units, and restricted stock units outstanding as of June 30, 2023.
17. Leases and Commitments
Operating Leases - Right of Use Assets and Liabilities
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of June 30, 2023.

Right-of-use assets	$4,816

Lease liability obligations, current	$3,621
Lease liability obligations, less current portion	7,730
Total lease liability obligations	$11,351

Weighted-average remaining lease term	5.6 years

Weighted-average discount rate	5.05%
During the three months ended June 30, 2023 and 2022, operating lease costs were $772 and $461, respectively, included primarily in operating expenses within our unaudited consolidated statement of operations. During the three months ended June 30, 2023 and 2022, cash paid for operating leases was $1,350 and $602, respectively. During the six months ended June 30, 2023 and 2022, operating lease costs were $1,390 and $821 included primarily in operating expenses within our unaudited consolidated statement of operations. During the six months ended June 30, 2023 and 2023, cash paid for operating leases was $2,709 and $1,253, respectively.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2023, are as follows:

Remainder of 2023	$2,460
2024	2,360
2025	1,440
2026	1,468
2027	1,497
Thereafter	3,864
Total minimum payments	13,089
Less: amount representing interest	1,738
Total	$11,351
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
Interest expense related to Open Edge arrangements was $247 and $143 for the three months ended June 30, 2023 and 2022, respectively. Interest expense related to Open Edge arrangements was $476 and $260 for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, future minimum payments under the Open Edge arrangements were as follows:

Remainder of 2023	$6,980
2024	6,247
2025	5,618
2026	4,580
2027	1,863
Thereafter	260
Total minimum payments	25,548
Less: imputed interest	2,396
Total financing obligations	23,152
Less: financing obligations, current	8,944
Financing obligations, less current portion	$14,208
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of June 30, 2023:

Remainder of 2023	$38,798
2024	40,334
2025	27,450
2026	19,981
2027	6,391
Thereafter	1,429
Total minimum payments (1)	$134,383
(1) Includes Open Edge partner commitments which typically have a minimum fee commitment that is paid to the partners over the course of the arrangement. The aggregate minimum fee commitment is allocated between cost of services and financing obligations. The above table reflects the minimum fee commitment allocated to cost of services.
18. Concentrations
During the three and six months ended June 30, 2023, we had two clients, Amazon and Verizon, who each represented 10% or more of our total revenue. During the three and six months ended June 30, 2022, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue. As of June 30, 2023, we had four clients, Microsoft, Verizon, Amazon, and Disney, who each represented 10% or more of our total accounts receivable. As of December 31, 2022, we had three clients, Amazon, Verizon, and Microsoft, who each represented 10% or more of our total accounts receivable.
Revenue from clients located within the United States, our country of domicile, was $71,783 for the three months ended June 30, 2023, compared to $40,478 for the three months ended June 30, 2022. For the six months ended June 30, 2023, revenue from clients located within the United States was $149,969, compared to $72,445 for the six months ended June 30, 2022.
During the three months ended June 30, 2023, based on client location, we had two countries, the United States and Japan, that individually accounted for 10% or more of our total revenue. During the six months ended June 30, 2023, based on client location, we had one country, the United States, that individually accounted for 10% or more of our total revenue. During the three and six months ended June 30, 2022, based on client location, we had two countries, the United States and Japan, that individually accounted for 10% or more of our total revenue.
19. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying unaudited consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense (benefit) for the three months ended June 30, 2023 and 2022 was $379 and $(19,589), respectively. For the six months ended June 30, 2023 and 2022, income tax expense (benefit) was $777 and $(19,383), respectively. Income tax expense was different than the statutory income tax rate primarily due to changes in our valuation allowance on deferred tax assets in the U.S., and the recording of state and foreign tax expense for the three month periods.

We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2019 through 2022 remain subject to examination by federal tax authorities. Tax years 2018 through 2022 generally remain subject to examination by state tax authorities. As of June 30, 2023, we are not under any federal or state income tax examinations.
For the three and six months ended June 30, 2023 and 2022, respectively, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (“GILTI”) as a result of our net operating loss carryforwards (“NOL”) and valuation allowance position.
20. Related Party Transactions
College Parent and its related affiliates is considered to be a related party following the close of the Edgecast Acquisition due to its ownership interest. As of June 30, 2023, College Parent had approximately 36% ownership interest in Edgio. As of June 30, 2023, we had recorded receivables from College Parent and its affiliates related to reimbursement for certain compensation and severance plans. Additionally, as of June 30, 2023, we had recorded payables related to transition service agreements, which had been entered into between Edgio and College Parent and its related affiliates. For the three and six months ended June 30, 2023, expenses related to these agreements were $6,772 and $15,077 of which $4,783 and $9,949 were recorded in cost of services, $889 and $2,991 were recorded in general and administrative, and $1,100 and $2,137 were recorded in research and development, respectively, within our unaudited consolidated statement of operations. For the three and six months ended June 30, 2022, expenses related to these agreements were immaterial. The following table summarizes the amounts due to and due from College Parent and its related affiliates:

	June 30,	December 31,
	2023	2022
Prepaid assets and other current assets (1)	$7,472	$7,962
Other assets	—	2,318
Total amount due from related party	$7,472	$10,280

Accounts payable	$8,422	$18,224
Other current liabilities	2,248	9,931
Total amount due to related party (2)	$10,670	$28,155
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
Revenue from College Parent and its affiliates were $712 and $1,430 for the three and six months ended June 30, 2023, respectively. Revenue from College Parent and its affiliates or the three and six months ended June 30, 2022 were immaterial. Trade accounts receivable were $1,214 and $1,695 as of June 30, 2023 and December 31, 2022, respectively.
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
Revenue by geography is based on the location of the client from where the revenue is earned based on bill to locations. The following table sets forth our revenue by geographic area:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Americas	$73,640	77%	$41,730	66%	$153,580	78%	$74,521	63%
EMEA	6,493	7%	4,783	8%	12,994	7%	10,085	8%
Asia Pacific	15,632	16%	17,073	26%	31,139	15%	34,319	29%
Total revenue	$95,765	100%	$63,586	100%	$197,713	100%	$118,925	100%

The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Country / Region	2023	2022	2023	2022
United States / Americas	$71,783	$40,478	$149,969	$72,445
Japan / Asia Pacific	$9,655	$10,985	$18,573	$21,716
The following table sets forth property and equipment, net by geographic area where they are located:

	June 30,	December 31,
	2023	2022
Americas	$65,879	$65,190
International	7,788	8,277
Total long-lived assets	$73,667	$73,467
22. Fair Value Measurements
As of December 31, 2022, we held certain assets that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements as of December 31, 2022:

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
(1) Classified in other assets.
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
The company restated the consolidated financial statements for the years ended December 31, 2022 and 2021 presented in its Annual Report. In addition, the company restated its unaudited quarterly financial data for the periods ended September 30, 2022 and 2021, June 30, 2022 and 2021, and March 31, 2022 and 2021. Such restated unaudited quarterly financial data and related impacted amounts were presented in the company’s Annual Report. The following discussion gives effect to the restatement of our unaudited interim consolidated financial statements for the three and six months ended June 30, 2022. See the related discussion in Note 2, “Summary of Significant Accounting Policies” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
All information in this Item 2 is presented in thousands, except per share amounts and client count and where otherwise specifically noted.
Overview
We are a leading provider of solutions that enable communications and media companies to optimize their digital content delivery and we provide solutions that allow e-commerce, banking, and other interactive-heavy applications to improve their customer experiences. Our holistic solution allows customer teams to efficiently deliver instant, secure web applications that improve our client's revenue. We are a trusted partner to some of the world’s notable brands and serve their global customers with experiences such as livestream sporting events, global movie launches, video games, and file downloads. We support some of the most trusted brands in their interactions with their customers including high fashion, technology firms, automobile manufactures, giant online stores, banks and the like. We offer one of the largest, best-optimized private networks, a comprehensive suite of security solutions coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable. Our mission is to deliver a globally-scaled edge platform that seamlessly powers faster, safer and simpler business solutions. We want to be the platform of choice to power video and application solutions at the edge of the Internet to make connected living faster, safer and simpler.
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
Last, our Media Platform is our largest business which provides services in a highly competitive industry in which differentiation is primarily measured by performance and cost and the difference between providers can be as small as a fraction of a percent. We have experienced the commoditization of our once innovative and highly valued content delivery service, which, when combined with the low switching costs in a multi-CDN environment, results in on-going price compression, despite the large, unmet market need for our services. In 2023, we continued to see a decline in our average selling price, primarily due to the on-going price compression with our multi-CDN clients.
We implemented a go-forward strategy designed to simultaneously address short-term headwinds and to position us to achieve near- and long-term success by building upon and more fully leveraging our ultra-low latency, global network, and operational expertise. We are focused on three key areas:

• Improving Our Core. Our ability to consistently grow revenue requires us to do a better job at managing the cost structure of our network while anticipating and providing our clients with the tools and reliable performance they need and to do it sooner and better than our competitors. Our operating expenses are largely driven by payroll and related employee costs. Our employee and employee equivalent headcount decreased from 980 on December 31, 2022, to 862 on June 30, 2023, primarily due to synergies created by the Edgecast Acquisition. We implemented a broader and more detailed operating model in 2021, built on metrics, process discipline, and improvements to client satisfaction, performance, and cost. We are building an internal culture that embraces speed, transparency, and accountability. Since the close of the Edgecast Acquisition, we have put other cost savings measures into place. We are continuously seeking opportunities to be more efficient and productive in order to achieve cost savings and improve our profitability. In December 2022, we announced a restructuring plan to reduce approximately 10% of our workforce. In June, 2023, we announced a restructuring plan to reduce an additional 12% of our workforce. During the three and six months ended June 30, 2023, we incurred $3,336 of restructuring charges. Remaining future estimated restructuring charges of approximately $500 are expected be incurred in the third quarter of 2023.
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
The acquisitions have provided Edgio with a highly-performant globally scaled, edge enabled network supported by software solutions that generate value in video and live stream content delivery and apps solutions that enable the development, delivery, and operation of highly performant web and mobile applications. These combined give Edgio a $14 billion target market in the broader $40 billion marketplace.
We are committed to helping our clients deliver better digital experiences to their customers, create better returns for our shareholders, and provide our employees an environment in which they can grow, develop, and win.

The following table summarizes our revenue, costs, and expenses for the three and six months ended June 30, 2023 and 2022 (in thousands of dollars and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenue	$95,765	100.0%	$63,586	100.0%	$197,713	100.0%	$118,925	100.0%
Cost of revenue	70,530	73.6%	45,509	71.6%	$141,493	71.6%	$84,030	70.7%
Gross profit	25,235	26.4%	18,077	28.4%	$56,220	28.4%	$34,895	29.3%
Operating expenses	55,078	57.5%	51,325	80.7%	$118,159	59.8%	$85,395	71.8%
Restructuring charges	3,336	3.5%	4,368	6.9%	$3,836	1.9%	$5,066	4.3%
Operating loss	(33,179)	(34.6)%	(37,616)	(59.2)%	$(65,775)	(33.3)%	$(55,566)	(46.7)%
Total other expense	(2,094)	(2.2)%	(2,571)	(4.0)%	$(4,083)	(2.1)%	$(4,687)	(3.9)%
Loss before income taxes	(35,273)	(36.8)%	(40,187)	(63.2)%	$(69,858)	(35.3)%	$(60,253)	(50.7)%
Income tax expense	379	0.4%	(19,589)	(30.8)%	$777	0.4%	$(19,383)	(16.3)%
Net loss	$(35,652)	(37.2)%	$(20,598)	(32.4)%	$(70,635)	(35.7)%	$(40,870)	(34.4)%
Critical Accounting Estimates
Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the three and six months ended June 30, 2023, there have been no significant changes in our critical accounting estimates.
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
The following table reflects our revenue for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Revenue	$95,765	$63,586	32,179	50.6%	$197,713	$118,925	$78,788	66%
Our revenue increased during the three and six months ended June 30, 2023, versus the comparable 2022 period, primarily due to the inclusion of revenue from the Edgecast Acquisition. Our active clients worldwide decreased to 888 as of June 30, 2023, compared to 996 as of June 30, 2022.
During the three months ended June 30, 2023 and 2022, sales to our top 20 clients both accounted for approximately 74% of our total revenue. During the six months ended June 30, 2023 and 2022, sales to our top 20 clients accounted for approximately 74% and 75%, respectively, of our total revenue. The clients that comprised our top 20 clients change from time to time, and our large clients may not continue to be as significant going forward as they have been in the past.
During the three and six months ended June 30, 2023, we had two clients, Amazon and Verizon, who each represented 10% or more of our total revenue. During the three and six months ended June 30, 2022, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.

Revenue by geography is based on the location of the client from where the revenue is earned based on bill to locations. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Americas	$73,640	77%	$41,730	66%	$153,580	78%	$74,521	63%
EMEA	6,493	7%	4,783	8%	12,994	7%	10,085	8%
Asia Pacific	15,632	16%	17,073	26%	31,139	15%	34,319	29%
Total revenue	$95,765	100%	$63,586	100%	$197,713	100%	$118,925	100%
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
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Bandwidth and co-location fees	$44,259	46.2%	$28,217	44.4%	$88,570	44.8%	$52,666	44.3%
Depreciation - network	3,788	4.0%	6,791	10.7%	7,398	3.7%	12,639	10.6%
Payroll and related employee costs (1)	9,131	9.5%	3,208	5.0%	18,577	9.4%	5,480	4.6%
Share-based compensation	321	0.3%	326	0.5%	1,000	0.5%	734	0.6%
Other costs	13,031	13.6%	6,967	11.0%	25,948	13.2%	12,511	10.6%
Total cost of revenue	$70,530	73.6%	$45,509	71.6%	$141,493	71.6%	$84,030	70.7%
(1) Includes $182 and $293 of acquisition related expenses for the three and six months ended June 30, 2023. Includes $70 of acquisition related expenses for the three and six months ended June 30, 2022.
Our cost of revenue increased in aggregate dollars and increased as a percentage of total revenue for the three and six months ended June 30, 2023, versus the comparable 2022 period. The changes in cost of revenue were primarily a result of the following:
•Bandwidth and co-location fees increased in aggregate dollars due to continued expansion in existing and new geographies and capacity acquired with the Edgecast Acquisition. Bandwidth and co-location fees slightly increased as a percentage of total revenue primarily due to fixed costs nature of these types of expenses, offset in part by synergies realized from the Edgecast Acquisition.
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
•Payroll and related employee costs were higher as a result of increased expenses associated with the Edgecast Acquisition, as the acquisition was completed on June 15, 2022.
•Share-based compensation increased year to date primarily due to increased variable compensation due to the Edgecast Acquisition.
•Other costs increased primarily due to costs associated with increased international re-seller costs, professional fees including third party consultants, cloud service costs, and increased fees and licenses.

General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Payroll and related employee costs	$5,334	5.6%	$4,813	7.6%	$9,727	4.9%	$9,685	8.1%
Professional fees and outside services	2,909	3.0%	3,276	5.2%	5,632	2.8%	5,278	4.4%
Share-based compensation	1,151	1.2%	2,166	3.4%	2,567	1.3%	4,269	3.6%
Acquisition and legal related expenses	261	0.3%	14,522	22.8%	850	0.4%	19,629	16.5%
Other costs	4,825	5.0%	2,035	3.2%	12,540	6.4%	3,784	3.3%
Total general and administrative	$14,480	15.1%	$26,812	42.2%	$31,316	15.8%	$42,645	35.9%
Our general and administrative expense decreased in aggregate dollars and as a percentage of total revenue for the three months ended June 30, 2023, versus the comparable 2022 period. The decrease in aggregate dollars for the three months ended June 30, 2023, versus the comparable 2022 period was primarily driven by a decrease in acquisition and legal related expenses and share-based compensation, partially offset by an increase in payroll and related employee costs and other costs. The decrease in acquisition and legal related expenses was a result of the lower Edgecast Acquisition related expense in the current year and shared-based compensation decreased primarily as a result of lower equity compensation. The increase in payroll and related employee costs is associated with the Edgecast Acquisition completed on June 15, 2022. The increase in other costs is primarily due to restatement expenses incurred.
Our general and administrative expense decreased in aggregate dollars and as a percentage of total revenue for the six months ended June 30, 2023, versus the comparable 2022 period. The decrease in aggregate dollars for the six months ended June 30, 2023, versus the comparable 2022 period was primarily driven by a decrease in acquisition and legal related expenses and share-based compensation, partially offset by an increase in payroll and related employee costs, other costs, and professional fees and outside services. The decrease in acquisition and legal related expenses was a result of the lower Edgecast Acquisition related expense in the current year. The decrease in share-based compensation was due to lower equity compensation. The increase in payroll and related employee costs is associated with the Edgecast Acquisition completed on June 15, 2022. The increase in other costs is primarily due to restatement expenses incurred.
We expect our general and administrative expenses for 2023 to increase in both aggregate dollars and as a percentage of total revenue.
Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Payroll and related employee costs (1)	$13,065	13.6%	$6,827	10.7%	$28,499	14.4%	$11,706	9.8%
Share-based compensation	375	0.4%	1,376	2.2%	992	0.5%	2,557	2.2%
Marketing programs	956	1.0%	1,040	1.6%	2,089	1.1%	1,511	1.3%
Other costs	1,771	1.9%	1,591	2.5%	4,209	2.1%	2,687	2.2%
Total sales and marketing	$16,167	16.9%	$10,834	17.0%	$35,789	18.1%	$18,461	15.5%
(1) Includes $49 and $91 of acquisition related expenses for the three and six months ended June 30, 2023.
Our sales and marketing expense increased in aggregate dollars and slightly decreased as a percentage of total revenue for the three months ended June 30, 2023, versus the comparable 2022 period. The increase in aggregate dollars for the three months ended June 30, 2023, versus the comparable 2022 periods was primarily driven by an increase in payroll and related employee costs and other costs, partially offset by a decrease in share-based compensation and marketing programs. The increase in payroll and related employee costs was due to increased expenses associated with the Edgecast Acquisition, as the acquisition was completed on June 15, 2022. The increase in other costs was mainly due to an increase in licenses and subscriptions, and an increase in professional fees for consultants and casual labor. Share-based compensation decreased primarily as a result of lower equity compensation and marketing program expenses decreased due to decreased promotional and advertising costs.
Our sales and marketing expense increased in aggregate dollars and as a percentage of total revenue for the six months ended June 30, 2023, versus the comparable 2022 period. The increase in aggregate dollars for the six months ended June 30, 2023, versus the comparable 2022 periods was primarily driven by an increase in payroll and related employee costs, other costs, and marketing programs, partially offset by a decrease in share-based compensation. The increase in payroll and related employee costs was due to increased expenses associated with the Edgecast Acquisition, as the acquisition was completed on June 15, 2022. The increase in other costs was mainly due to an increase in licenses and subscriptions and an increase in professional fees for consultants and casual labor. Marketing program expenses increased due to increased trade show and public relations costs. Share-based compensation decreased primarily as a result of lower equity compensation.
We expect our sales and marketing expenses for 2022 to increase in both aggregate dollars and as a percentage of total revenue, compared to 2022 due to full year of Edgecast expenses.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Payroll and related employee costs (1)	$11,820	12.3%	$6,010	9.5%	$24,669	12.5%	$10,099	8.5%
Share-based compensation	1,512	1.6%	3,423	5.4%	4,000	2.0%	6,743	5.7%
Other costs	5,407	5.7%	2,738	4.2%	11,086	5.6%	4,907	4.1%
Total research and development	$18,739	19.6%	$12,171	19.1%	$39,755	20.1%	$21,749	18.3%
(1) Includes $549 and $959 of acquisition related expenses for the three and six months ended June 30, 2023. Includes $22 of acquisition related expenses for the three and six months ended June 30, 2022.
Our research and development expense increased in both aggregate dollars and as a percentage of total revenue for the three months ended June 30, 2023, versus the comparable 2022 period. The increase in aggregate dollars during the three months ended June 30, 2023, versus the comparable 2022 periods was primarily driven by an increase in payroll and related employee costs and other costs, partially offset by a decrease in share-based compensation. The increase in payroll and related employee costs was due to increased expenses associated with the Edgecast Acquisition, as the acquisition was completed on June 15, 2022. The increase in other costs, was primarily due to increased professional fees, including casual labor and consulting, and increased fees and licenses. Share-based compensation decreased primarily as a result of lower equity compensation.
Our research and development expense increased in both aggregate dollars and as a percentage of total revenue for the six months ended June 30, 2023, versus the comparable 2022 period. The increase in aggregate dollars during the six months ended June 30, 2023, versus the comparable 2022 periods was primarily driven by an increase in payroll and related employee costs and other costs, partially offset by a decrease in share-based compensation. The increase in payroll and related employee costs was due to increased expenses associated with the Edgecast Acquisition, as the acquisition was completed on June 15, 2022. The increase in other costs, was primarily due to increased professional fees, including casual labor and consulting, and increased fees and licenses. Share-based compensation decreased primarily as a result of lower equity compensation.
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
Depreciation and amortization expense was $5,692, or 5.9% of revenue, for the three months ended June 30, 2023, versus $1,508, or 2.4% of revenue, for the comparable 2022 period. Depreciation and amortization expense was $11,299, or 5.7% of revenue, for the six months ended June 30, 2023, versus $2,540, or 2.1% of revenue, for the comparable 2022 period.
The increase in depreciation and amortization expense for the three and six months ended June 30, 2023, versus the comparable 2022 period was primarily due to the amortization of intangible assets acquired as part of the Edgecast Acquisition in June 2022. For the three months ended June 30, 2023 and 2022, amortization of intangibles was $5,400 and $1,172, respectively. For the six months ended June 30, 2023 and 2022, amortization of intangibles was $10,713 and $1,958, respectively.
Restructuring Charges
Restructuring charges were $3,336 and $3,836 for the three and six months ended June 30, 2023, respectively. Restructuring charges were $4,368 and $5,066 for the three and six months ended June 30, 2022, respectively. This was the result of management's commitment to restructure certain parts of the company to focus on cost efficiencies, improved growth and profitability, and align our workforce and facility requirements with our continued investment in the business. As a result, we are incurring certain charges for facilities, right of use assets, outside service contracts, and professional fees. Refer to Note 11 “Restructuring Charge” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Future restructuring charges related to these plans are expected to be immaterial. On June 6, we announced a Restructuring Plan to reduce an additional 12% of our workforce to be implemented through the third quarter of 2023. Remaining future estimated restructuring charges related to this plan are approximately $500 and expected be recorded in the third quarter of 2023. These charges, which will be cash expenditures, consist of one-time severance charges and continuation of health benefit. The company anticipates it will generate approximately $23,700 in net annual savings.
Interest Expense
Interest expense was $1,701 for the three months ended June 30, 2023, versus $1,458 for the comparable 2022 period. For the six months ended June 30, 2023, interest expense was $3,278 versus $2,888 for the comparable 2022 period. Interest expense includes expense associated with the issuance of our senior convertible notes in July 2020, fees associated with the Credit Agreement originally entered into in November 2015, and expenses relating to financing arrangements from our Open Edge arrangements.
Interest Income
Interest income was $152 for the three months ended June 30, 2023, versus $33 for the comparable 2022 period. For the six months ended June 30, 2023, interest income was $549 versus $60 for the comparable 2022 period. Interest income includes interest earned on financing lease arrangements, invested cash balances, and marketable securities.
Other Income (Expense)
Other expense was $545 for the three months ended June 30, 2023, versus other expense of $1,146 for the comparable 2022 period. For the six months ended June 30, 2023, other expense was $1,354 versus $1,859 for the comparable 2022 period. For the three and six months ended June 30, 2023 and 2022, other expense consisted primarily of foreign currency transaction gains and losses.
Income Tax Expense
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense (benefit) for the three months ended June 30, 2023 was $379, versus $(19,589) for the comparable 2022 period. For the six months ended June 30, 2023, income tax (benefit) expense was $777, versus $(19,383) for the comparable 2022 period. Income tax expense on net loss before taxes was primarily due to us providing for a valuation allowance on deferred tax assets in the U.S., and the recording of state and foreign tax expense for the three month periods. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of June 30, 2023, our cash and cash equivalents totaled $36,188. Included in this amount is approximately $10,816 of cash and cash equivalents held outside the United States. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to stock option exercises, sales of equity investments, and similar events.
Cash used in operations could also be affected by various risks and uncertainties, including, but not limited to, other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, we believe that our existing cash and cash equivalents, and available borrowing capacity will be sufficient to meet our anticipated cash needs for at least the next twelve months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

The major components of changes in cash flows for the six months ended June 30, 2023 and 2022, are discussed in the following paragraphs.
Operating Activities
Net cash used in operating activities was $36,429 for the six months ended June 30, 2023, compared to net cash used in operating activities of $15,424 for the comparable 2022 period, an increase of $21,005. Changes in operating assets and liabilities of $4,783 during the six months ended June 30, 2023, compared to $12,942 in the comparable 2022 period, were primarily due to:
•accounts receivable decreased $20,432 during the six months ended June 30, 2023, as a result of timing of collections as compared to a $10,284 increase in the comparable 2022 period;
•prepaid expenses and other current assets increased $1,088 during the six months ended June 30, 2023, compared to an increase of $5,183 in the comparable 2022 period primarily due to an increase in financing and VAT receivables.
•accounts payable and other current liabilities decreased $14,983 during the six months ended June 30, 2023, compared to an increase of $26,713 for the comparable 2022 period primarily due to a decrease in accounts payable, accrued cost of revenue, related party payable, other accrued expenses, and accrued restructuring charges, partially offset by an increase in accrued compensation and benefits.
Cash provided by operating activities may not be sufficient to cover new purchases of property and equipment during the remainder of 2023 and beyond. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash provided by investing activities was $14,702 for the six months ended June 30, 2023, compared to net cash provided by investing activities of $20,675 for the comparable 2022 period. For the six months ended June 30, 2023, net cash provided by investing activities was related to cash received from the sale and maturities of marketable securities of $28,565, partially offset by purchase of marketable securities of $9,579 and capital expenditures of $4,284. For the six months ended June 30, 2022, net cash provided by investing activities was related to cash received from the sale and maturities of marketable securities of $22,871 and cash acquired in the Edgecast Acquisition of $29,829, partially offset by purchases of marketable securities of $8,179 and capital expenditures of $23,856, primarily for servers and network equipment associated with the build-out and expansion of our global computing platform.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our network. During the six months ended June 30, 2023, we made capital expenditures of $4,284, which represented approximately 4% of our total revenue. We currently expect capital expenditures in the remainder of 2023 to be less than 10% of revenue.
Financing Activities
Net cash provided by financing activities was $1,775 for the six months ended June 30, 2023, compared to net cash provided by financing activities of $9,632 for the comparable 2022 period. Net cash provided by financing activities in the six months ended June 30, 2023, primarily relates to cash received from proceeds from capital contributions of $2,135 and cash received from proceeds from financing obligations of $1,733, partially offset by the repayments of financing obligations of $1,902 and payments of employee tax withholdings related to the net settlement of vested restricted stock units of $194.
Net cash provided by financing activities in the six months ended June 30, 2022, primarily related to the exercise of stock options and our employee stock purchase plan of $8,771 and cash received from proceeds from financing obligations of $5,502, partially offset by the repayments of financing obligations of $2,832 and the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $1,809.
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
As of June 30, 2023, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes are not yet convertible.
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
As a result of the restatement of our previously issued consolidated financial statements described in Note 2 “Debt” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2022 on a timely basis. For the same reason, we were also unable to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Pursuant to the terms of the Indenture, on April 12, 2023, we notified the Trustee that due to our failure to timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2022, a default (as defined in the Indenture) had occurred.
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
By notice to the holders of the Notes and the Trustee on June 12, 2023 and in accordance with the Indenture, we notified the Trustee that due to our failure to timely file with the SEC our Annual Report on Form 10-K, the company elected that the sole remedy for the Reporting Event of Default during the period beginning on June 17, 2023 (the “Reporting Event of Default Date”) and ending on the earlier of (x) 365 calendar days after the Reporting Event of Default Date and (y) the date on which we deliver the Annual Report for the year ended December 31, 2022 to the Trustee will consist of the accrual of additional interest (“Special Interest”) at a rate equal to one quarter of one percent (0.25%) of the principal amount of the outstanding Notes for the first 180 calendar days on which Special Interest accrues and, thereafter, at a rate per annum equal to one half of one percent (0.50%) of the principal amount of the outstanding Notes. The Notes will be subject to acceleration pursuant to the Indenture on account of the Reporting Event of Default if we fail to pay Special Interest when due under the Indenture. We delivered our Annual Report for the year ended December 31, 2022 to the Trustee on June 29, 2023, and as a result we incurred an immaterial amount of Special Interest charges for the three and six months ended June 30, 2023.
Line of Credit
In November 2015, we entered into the original Loan and Security Agreement (the “Credit Agreement”) with FCB. Since the inception, there have been eleven amendments, with the most recent amendment being on September 7, 2023. Under the tenth amendment, entered into in June 2023, our borrowing capacity as of June 30, 2023 was the lesser of the commitment amount of $50,000 or 50% of eligible accounts receivable while the maturity date remains at April 2, 2025. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of April 2, 2025.

As of June 30, 2023, borrowings under the Credit Agreement bear interest at the greater of the current prime rate minus 0.25% or 4%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. As of June 30, 2023, and December 31, 2022 we had no outstanding borrowings.
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
We are required to maintain an Adjusted Quick Ratio of at least 1.0. We are also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of June 30, 2023 and December 31, 2022, we were not in compliance with our Adjusted Quick Ratio requirement. On September 7, 2023, under the eleventh amendment, and June 27, 2023, under the tenth amendment, we have received a waiver for, among others, our non-compliance for the quarter ended June 30, 2023 and March 31, 2023, respectively.
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
Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the three and six months ended June 30, 2023 and 2022, we did not repurchase any shares under the repurchase program. As of June 30, 2023, there remained $21,200 under this share repurchase program.
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

The following table presents our contractual obligations and commercial commitments, as of June 30, 2023, over the next five years and thereafter. See Note 17 “Leases and Commitments” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase and Other Commitments
Open Edge partner commitments (1)	$100,475	$33,466	$51,701	$15,308	$—
Bandwidth commitments	17,244	16,090	1,154	—	—
Rack space commitments	16,665	13,103	3,562	—	—
Total purchase and other commitments	134,384	62,659	56,417	15,308	—
Right-of-use assets and other operating leases	13,108	4,120	2,888	2,993	3,107
Open Edge arrangements' financing obligations (1)	25,548	10,339	11,024	4,185	—
Total commitments	$173,040	$77,118	$70,329	$22,486	$3,107
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
On August 30, 2023, the company entered into a cloud hosting agreement with Amazon Web Services, Inc. and Amazon Web Services EMEA SARL (collectively, “AWS”) for access to AWS’s cloud services platform to support Edgio solutions for a total minimum commitment of $105 million over a five-year non-cancelable term, provided however, that either party may terminate the agreement if there is a material breach.
As of June 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.
Off Balance Sheet Arrangements
As of June 30, 2023, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. The interest rate on our line of credit is at the greater of the current prime rate minus 0.25% or 4%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our results of operations, for each $1,000 drawn on the line of credit. As of June 30, 2023, there were no outstanding borrowings against the line of credit. The interest rate on our Notes is 3.50%. In connection with an event of default with respect to certain reporting obligations and our election to pay Special Interest in respect thereof, the Notes shall bear additional interest at a rate per annum of 0.25% of the principal amount for the first 180 days and 0.50% thereafter until the earlier of the date such event of default is cured and 365 days after the initial date of the event of default. An election to pay Special Interest in connection with such an event of default could add up to $471 of interest expense in a 365-day period.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international clients. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the three and six months ended June 30, 2023, the impact would have been approximately $1,279 and $2,633, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of clients typically account for a significant percentage of our revenue. During the three months ended June 30, 2023 and 2022, sales to our top 20 clients both accounted for approximately 74% of our total revenue. During the six months ended June 30, 2023 and 2022, sales to our top 20 clients accounted for approximately 74% and 75%, respectively, of our total revenue. During the three and six months ended June 30, 2023, we had two clients, Amazon and Verizon, who each represented 10% or more of our total revenue. During the three and six months ended June 30, 2022, we had two clients, Amazon and Sony, who each represented 10% or more of our total revenue.
As of June 30, 2023, we had four clients, Verizon, Amazon, Disney, and Microsoft, who each represented 10% or more of our total accounts receivable. As of December 31, 2022 we had three clients, Amazon, Verizon, and Microsoft, who each represented 10% or more of our total accounts receivable.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective because of previously disclosed material weaknesses in internal control over financial reporting described below.
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
Remediation Activities
We are in the process of remediating these material weaknesses and will continue to do so until such remediation is complete. Steps we will be taking, include, but are not limited to:
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
Changes in Internal Control over Financial Reporting
In June 2022, we completed the acquisition of Edgecast which operated under its own set of systems and internal controls. During the second half of 2022 and the six months ended June 30, 2023, we transitioned certain of Edgecast’s processes to our internal control processes and added other internal controls over significant processes specific to the acquisition and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction and the process of consolidating the Edgecast business into our financial statements. We will continue the process of incorporating and aligning the internal control over financial reporting of Edgecast, into our internal control over financial reporting.
Except as it relates to remediation procedures, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The parties have executed a binding term sheet with the material terms of settlement. The settlement itself would not involve any monetary payment to class members, but plaintiffs would reserve their right to seek an award of attorney’s fees and expenses. Under the proposal, the company would agree to revise the Stockholders Agreement to conform to the following terms: (i) College Parent LP will be free to vote for any candidates it chooses for director, subject to the continuing standstill agreement; (ii) on all matters unrelated to the election of directors, College Parent LP will vote 25% of its shares to mirror the vote of the public stockholders and will, at its option, vote the remaining 75% of its shares either in favor of the board’s recommendation or to mirror the vote of the public stockholders; and (iii) the transfer restrictions will be amended to effectively eliminate the restrictions on the “SharkWatch 50” list. The settlement is subject to approval by the Delaware Chancery Court.
On April 25, 2023, a stockholder filed a complaint in the United States District Court for the District of Arizona a complaint captioned Mehran Esfandiari et al. v. Edgio, Inc. et al., Case No. 2:23-cv-00691 (D. Ariz.), against the company, and certain current and former officers (the “Class Action Complaint”). The Class Action Complaint includes two claims: (1) violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder (against all defendants); and (2) violation of Section 20(a) of the Exchange Act (against the individual defendants). The Class Action Complaint alleges that the defendants made materially false and/or misleading statements and failed to disclose material facts concerning accounting and internal controls regarding the company's Open Edge arrangements. The Class Action Complaint seeks compensatory damages, including interest thereon, costs and expenses.
On August 23, 2023, a stockholder filed a complaint in the Eastern District of New York captioned Joel Rosenfeld, derivatively on behalf of Edgio, Inc., v. Walter D. Amaral, et al., 23-cv-6323 (E.D.N.Y.). Plaintiff alleges that the Edgio board of Directors violated its fiduciary duties, or aided and abetted one another in the breach of those duties, in connection with the same financial restatement issues raised in Arizona Class Action Complaint. Plaintiff also claims that the board violated the securities laws under Section 14(a) of the Exchange Act, alleging that the company’s 2022 Proxy Statement contained inaccurate statements about the company’s internal controls and material risks. This action seeks restitution, contribution or indemnification from the board for any violations of the federal securities laws in the Arizona Class Action Complaint, an order directing the company to take all necessary actions to reform and improve its internal controls and board oversight, damages with pre- and post-judgment interest, disgorgement of profits, benefits, and other compensation, including any performance-based or valuation-based compensation, obtained by the board, and costs and expenses.
For additional information regarding contingencies relating to our legal proceedings, please refer to Note 12 “Contingencies - Legal Matters” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the company’s business, financial condition or future results discussed in the company’s Annual Report on Form 10-K for the fiscal year December 31, 2022 (the “2022 Form 10-K”) in Part I, Item 1A. The risks described in the 2022 Form 10-K are not the only risks that could affect the company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. Other than as provided below, there have been no material changes to our risk factors previously disclosed in our 2022 Form 10-K.

Any disruption of service with Amazon Web Services, a strategic cloud services provider, could impact our ability to deliver our services to customers.
We currently utilize cloud service providers to deliver Edgio solutions. We recently entered into a five-year term commercial agreement with Amazon Web Services, Inc. and Amazon Web Services EMEA SARL (collectively, “AWS”) to be the company’s strategic cloud services provider. Given our strategic partnership with AWS, we will rely heavily on AWS components to deliver Edgio solutions to our customers. We do not have control over operations at AWS and any interruptions, delays and outages in their operations or delivery of services may have an impact on our operations and ability to meet our contractual obligations to our customers. As such, it is critical for our business that our platform be accessible without interruption or degradation of performance, and we typically provide our customers with service level commitments with respect to annual uptime. Customers may become dissatisfied by any system failure that interrupts the availability or functionality of our platform or services. Outages could lead to the triggering of our service level agreements and the issuance of credits to our customers, in which case, we may not be fully indemnified for such losses pursuant to our agreement with AWS. We may not be able to easily convert our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS components in our products and services.
In addition, our agreement with AWS is a long-term material obligation of the company with substantial annual usage commitments. If we do not meet the annual usage commitments, we will have the obligation to meet such minimum financial commitments under the terms of the agreement. Further, AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with AWS or enter into a cloud services agreement on commercially reasonable terms with another service provider, we could experience disruptions and the inability to meet our obligations to our customers. If AWS was to increase the cost of their services, we may have to increase the price of our platform, and our operating results may be adversely impacted.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the second quarter of 2023, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Edgio, Inc.

Date:	September 12, 2023	By:	/S/ STEPHEN CUMMING
Stephen Cumming Chief Financial Officer (Principal Financial Officer)