Form 10-Q
period 2023-09-30
Edgio, Inc.
filed 2023-11-16
CIK 1391127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
(602) 850-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act;

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EGIO	Nasdaq Capital Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of November 8, 2023: 225,546,807 shares.

EDGIO, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2023

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
•our beliefs regarding the United States and global economic and geopolitical conditions; and
•our beliefs regarding the impact of health epidemics and pandemics, such as the COVID-19 pandemic, on our current and potential clients, our balance sheet, financial condition, and results of operations.
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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

Edgio, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,633	$55,275
Marketable securities	—	18,734
Accounts receivable, net (1)	66,746	84,627
Income taxes receivable	1,339	105
Prepaid expenses and other current assets (1)	33,682	36,374
Total current assets	129,400	195,115
Property and equipment, net	70,170	73,467
Operating lease right of use assets	4,614	5,290
Deferred income taxes	2,759	2,338
Goodwill	168,547	169,156
Intangible assets, net	75,592	91,661
Other assets (1)	2,191	5,353
Total assets	$453,273	$542,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (1)	$78,252	$52,776
Deferred revenue	8,972	9,286
Operating lease liability obligations	2,769	4,557
Income taxes payable	2,944	3,133
Financing obligations	9,234	6,346
Other current liabilities (1)	49,877	76,160
Total current liabilities	152,048	152,258
Convertible senior notes, net	123,292	122,631
Operating lease liability obligations, less current portion	7,465	9,181
Deferred income taxes	1,427	596
Deferred revenue, less current portion	1,555	2,949
Financing obligations, less current portion	13,030	13,784
Other long-term liabilities	855	1,658
Total liabilities	299,672	303,057
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 7,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 225,533 and 222,232 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	226	222
Common stock contingent consideration	16,300	16,300
Additional paid-in capital	817,390	807,507
Accumulated other comprehensive loss	(12,148)	(11,665)
Accumulated deficit	(668,167)	(573,041)
Total stockholders’ equity	153,601	239,323
Total liabilities and stockholders’ equity	$453,273	$542,380
(1)    Includes amounts due to/from related parties. See Notes 6, 9, and 20 for further details.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Operation
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue (1)	$97,035	$110,832	$294,748	$229,757
Cost of revenue:
Cost of services (1)	66,359	67,140	200,454	138,531
Depreciation — network	3,965	10,903	11,363	23,542
Amortization — technology	3,516	4,166	10,549	5,354
Total cost of revenue	73,840	82,209	222,366	167,427
Gross profit	23,195	28,623	72,382	62,330
Operating expenses:
General and administrative (1)	13,015	22,138	44,331	64,783
Sales and marketing (1)	15,433	14,448	51,222	32,909
Research and development (1)	15,958	32,462	55,713	54,211
Depreciation and amortization	2,126	1,777	6,392	3,129
Restructuring charges	72	4,070	3,908	9,136
Total operating expenses	46,604	74,895	161,566	164,168
Operating loss	(23,409)	(46,272)	(89,184)	(101,838)
Other income (expense):
Interest expense	(1,604)	(1,546)	(4,882)	(4,434)
Interest income	304	140	853	200
Other income (expense), net	705	(1,005)	(649)	(2,864)
Total other expense	(595)	(2,411)	(4,678)	(7,098)
Loss before income taxes	(24,004)	(48,683)	(93,862)	(108,936)
Income tax expense (benefit)	487	440	1,264	(18,943)
Net loss	$(24,491)	$(49,123)	$(95,126)	$(89,993)
Net loss per share:
Basic	$(0.11)	$(0.22)	$(0.43)	$(0.53)
Diluted	$(0.11)	$(0.22)	$(0.43)	$(0.53)
Weighted-average shares used in per share calculation:
Basic	223,657	220,194	223,011	169,166
Diluted	223,657	220,194	223,011	169,166

(1)Includes revenue and costs from related parties. See Note 20 for further details.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(24,491)	$(49,123)	$(95,126)	$(89,993)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	—	46	(6)	13
Foreign currency translation loss	(827)	(2,095)	(477)	(5,130)
Other comprehensive loss	(827)	(2,049)	(483)	(5,117)
Comprehensive loss	$(25,318)	$(51,172)	$(95,609)	$(95,110)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)
For the Three Months Ended September 30, 2023

	Common Stock		Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance June 30, 2023	223,380	$223	$16,300	$814,405	$(11,321)	$(643,676)	$175,931
Net loss	—	—	—	—	—	(24,491)	(24,491)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(827)	—	(827)
Exercise of common stock options	13	—	—	5	—	—	5
Vesting of restricted stock units	2,175	3	—	(3)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(815)	(1)	—	(675)	—	—	(676)
Issuance of common stock under employee stock purchase plan	780	1	—	550	—	—	551
Share-based compensation	—	—	—	3,108	—	—	3,108
Balance September 30, 2023	225,533	$226	$16,300	$817,390	$(12,148)	$(668,167)	$153,601
For the Three Months Ended September 30, 2022

	Common Stock		Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Shares	Amount				Accumulated Deficit	Total
Balance June 30, 2022	219,706	$220	$16,900	$793,969	$(11,413)	$(477,392)	$322,284
Net loss	—	—	—	—	—	(49,123)	(49,123)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	46	—	46
Foreign currency translation adjustment, net of taxes	—	—	—	—	(2,095)	—	(2,095)
Exercise of common stock options	320	1	—	589	—	—	590
Vesting of restricted stock units	1,315	1	—	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(446)	—	—	(1,562)	—	—	(1,562)
Share-based compensation	688	—	—	4,960	—	—	4,960
Issuance of common stock for business acquisition	—	—	—	2,742	—	—	2,742
Common stock contingent consideration related to business acquisition	—	—	(600)	—	—	—	(600)
Balance September 30, 2022	221,583	$222	$16,300	$800,697	$(13,462)	$(526,515)	$277,242

For the Nine Months Ended September 30, 2023

	Common Stock		Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance December 31, 2022	222,232	$222	$16,300	$807,507	$(11,665)	$(573,041)	$239,323
Net loss	—	—	—	—	—	(95,126)	(95,126)
Change in unrealized gain on available-for-sale investments, net of taxes	—	—	—	—	(6)	—	(6)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(477)	—	(477)
Exercise of common stock options	19	—	—	8	—	—	8
Vesting of restricted stock units	3,356	4	—	(4)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(854)	(1)	—	(869)	—	—	(870)
Issuance of common stock under employee stock purchase plan	780	1	—	550	—	—	551
Share-based compensation	—	—	—	10,198	—	—	10,198
Balance September 30, 2023	225,533	$226	$16,300	$817,390	$(12,148)	$(668,167)	$153,601
For the Nine Months Ended September 30, 2022

	Common Stock		Common Stock Contingent Consideration	Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Shares	Amount				Accumulated Deficit	Total
Balance December 31, 2021	134,337	$134	$—	$576,807	$(8,345)	$(436,522)	$132,074
Net loss	—	—	—	—	—	(89,993)	(89,993)
Change in unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	13	—	13
Foreign currency translation adjustment, net of taxes	—	—	—	—	(5,130)	—	(5,130)
Exercise of common stock options	3,515	4	—	8,629	—	—	8,633
Vesting of restricted stock units	2,837	3	—	(3)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(934)	—	—	(3,371)	—	—	(3,371)
Issuance of common stock under employee stock purchase plan	280	—	—	728	—	—	728
Share-based compensation	688	—	—	17,300	—	—	17,300
Capital Contributions	—	—	—	1,884	—	—	1,884
Issuance of common stock for business acquisition	76,968	77	—	189,308	—	—	189,385
Common stock contingent consideration related to business acquisition	—	—	16,300	—	—	—	16,300
Issuance of common stock for employee compensation arrangements	3,892	4	—	9,415	—	—	9,419
Balance September 30, 2022	221,583	$222	$16,300	$800,697	$(13,462)	$(526,515)	$277,242
-
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(95,126)	$(89,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,304	32,025
Share-based compensation	12,246	22,656
Foreign currency remeasurement loss	649	614
Deferred income taxes	—	(19,117)
Gain on sale of property and equipment	(33)	(47)
Accounts receivable charges	1,300	671
(Accretion) amortization of (discount) premium on marketable securities	(258)	526
Noncash interest expense	661	634
Noncash capital contribution from parent	—	3,189
Changes in operating assets and liabilities:
Accounts receivable	16,581	(22,391)
Prepaid expenses and other current assets	(3,194)	(3,475)
Income taxes receivable	(1,234)	(721)
Other assets	334	(200)
Accounts payable and other current liabilities	(5,058)	51,537
Deferred revenue	645	4,754
Income taxes payable	(2,132)	(424)
Other long term liabilities	(801)	(57)
Net cash used in operating activities	(47,116)	(19,819)
Investing activities
Purchases of marketable securities	(9,579)	(19,781)
Sale and maturities of marketable securities	28,565	45,191
Purchases of property and equipment	(6,620)	(30,212)
Proceeds from sale of property and equipment	33	47
Cash acquired from acquisition of business	—	29,829
Net cash provided by investing activities	12,399	25,074
Financing activities
Proceeds from capital contributions	2,135	—
Proceeds from financing obligations	1,733	12,604
Proceeds from related parties	6,027	—
Repayment of financing obligations	(2,910)	(3,807)
Payments of employee tax withholdings related to restricted stock vesting	(870)	(3,371)
Proceeds from employee stock plans	559	9,361
Net cash provided by financing activities	6,674	14,787
Effect of exchange rate changes on cash and cash equivalents	401	(2,654)
Net (decrease) increase in cash and cash equivalents	(27,642)	17,388
Cash and cash equivalents, beginning of period	55,275	41,918
Cash and cash equivalents, end of period	$27,633	$59,306
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,804	$4,748
Cash paid during the period for income taxes, net of refunds	$1,838	$1,202
Common stock issued in connection with acquisition of business	$—	$186,196
Common stock contingent consideration related to business combination	$—	$16,300
Common stock issued for employee compensation arrangements	$—	$9,419
Noncash additions to financing receivables	$4,558	$11,865
Noncash additions to short-term financing liabilities	$1,958	$2,919
Noncash additions to long-term financing liabilities	$2,600	$8,946
Property and equipment remaining in accounts payable and other current liabilities	$6,262	$1,323
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Edgio, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2023
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
Corrections of prior period presentation
In the third quarter of 2023, the company corrected its prior period presentation of amortization of acquired technology and reclassified amounts recorded for amortization of acquired technology from total operating expenses within the caption "depreciation and amortization” to cost of revenue within the caption "amortization - technology" in the consolidated statements of operations. The company's management believes that acquired technology directly relates to technology used to provide services to its customers, and therefore, it is appropriate to be included in cost of revenue within the consolidated statements of operations. The correction of its prior period presentation of amortization of acquired technology did not impact operating loss, net loss, or loss per share for any historical periods. These resulting reclassifications also did not impact the consolidated balance sheets, consolidated statements of stockholders’ equity, or consolidated statements of cash flows for any historical periods.

The impact of the reclassifications for prior comparable periods are as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Prior presentation	Amounts reclassified	Revised presentation	Prior presentation	Amounts reclassified	Revised presentation
Revenue	$110,832	$—	$110,832	$229,757	$—	$229,757
Cost of revenue:
Cost of services	67,140	—	67,140	138,531	—	138,531
Depreciation — network	10,903	—	10,903	23,542	—	23,542
Amortization — technology	—	4,166	4,166	—	5,354	5,354
Total cost of revenue	78,043	4,166	82,209	162,073	5,354	167,427
Gross profit	32,789	(4,166)	28,623	67,684	(5,354)	62,330
Operating expenses:
General and administrative	22,138	—	22,138	64,783	—	64,783
Sales and marketing	14,448	—	14,448	32,909	—	32,909
Research and development	32,462	—	32,462	54,211	—	54,211
Depreciation and amortization	5,943	(4,166)	1,777	8,483	(5,354)	3,129
Restructuring charges	4,070	—	4,070	9,136	—	9,136
Total operating expenses	79,061	(4,166)	74,895	169,522	(5,354)	164,168
Operating loss	$(46,272)	$—	$(46,272)	$(101,838)	$—	$(101,838)
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
In accordance with its accounting policies, the company reviews the estimated useful lives of its property and equipment on an ongoing basis. In January 2023, we completed an assessment of the useful lives of our network equipment and concluded to adjust our estimate of the useful life of our network equipment from three to five years due to advances in technology and improvements in how we operate our network equipment. The effect of this change in estimate, effective January 1, 2023, was a reduction of $2,692 and $9,826, primarily in depreciation - network expense in cost of services within our consolidated statement of operations, a decrease in net loss by approximately $2,622 and $9,472, and a decrease in basic and diluted loss per share by $0.01 and $0.04, for the three and nine months ended September 30, 2023, respectively.
Restatement of Previously Issued Consolidated Financial Statements
The company restated the consolidated financial statements for the years ended December 31, 2021 and 2020 presented in its Annual Report on Form 10-K for the year ended December 31, 2022, necessary to correct for the following errors: (i) accounting for certain financing arrangements (as failed sale leasebacks), (ii) accounting treatment for certain transitional services, and (iii) other immaterial adjustments. In addition, the company restated its unaudited quarterly financial data for the periods ended September 30, 2022 and 2021, June 30, 2022 and 2021, and March 31, 2022 and 2021. Such restated and unaudited quarterly financial data and related impacted amounts were presented in the company's Annual Report on Form 10-K for the year ended December 31, 2022. The discussion of financial results presented in this quarterly report on Form 10-Q reflects such restated amounts. There were no restatement related expenses for the three months ended September 30, 2023. For the nine months ended September 30, 2023, we incurred restatement related expenses of $4,763, included in general and administrative within our unaudited consolidated statement of operations.
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
As of September 30, 2023, we had approximately $57,167 of remaining unsatisfied performance obligations for contracts with terms over one year. Of the remaining unsatisfied performance obligations, we expect to recognize 13% in 2023, 40% in 2024, 21% in 2025, 8% in 2026, and the remainder in 2027 and thereafter.
From time to time, we enter into arrangements in which we receive payments from customers based upon contractual billing schedules. We record accounts receivables when the right to consideration becomes unconditional. Contract liabilities primarily reflect deferred revenue from advance payments we have received from customers. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. Revenue recognized in the three and nine months ended September 30, 2023 from amounts included in deferred revenue at the beginning of the period was $1,344 and $5,580, respectively. Revenue recognized in the three and nine months ended September 30, 2022 from amounts included in deferred revenue at the beginning of the period was $479 and $3,320, respectively.
Cost of revenue
Cost of revenue consists primarily of fees paid to network providers for bandwidth and backbone, costs incurred for non-settlement free peering and connection to ISP networks and fees paid to data center operators for housing network equipment in third party network data centers, also known as co-location costs. Cost of revenues also includes fees paid to Open Edge arrangement counterparties in excess of the financing liabilities and related interest, leased warehouse space and utilities, depreciation of network equipment used to deliver our content delivery services, amortization of technology used to provide services to its customers, payroll and related costs, and share-based compensation for our network operations and professional services personnel.
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
General and Administrative
General and administrative expenses primarily consist of costs for corporate functions, including payroll and related employee costs, including share-based compensation, professional fess and outside services, acquisition and legal related expenses and other costs, such as fees and licenses.
Sales and marketing
Sales and marketing costs include marketing programs, including advertising and trade show costs, payroll and related expenses and share-based compensation for personnel engaged in marketing and selling activities, and other costs, including fees and licenses.

Depreciation and amortization
The company records client relationships and trade name intangible assets in connection with its business combinations. Client relationships intangible assets primarily relate to the sales and marketing of the company’s products and services. Trade name intangible assets represent the name recognition value associated with acquired businesses. Both the client relationships and trade name intangible assets are a component of and integral to its sales processes and accordingly the company records amortization of its client relationships and trade name acquired intangible assets, along with depreciation expenses, within operating expenses as “depreciation and amortization” within the consolidated statements of operations.
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
During the three and nine months ended September 30, 2023, Edgio recorded $522 and $2,032, respectively, in compensation expense within our unaudited consolidated statements of operations as a result of the employee compensation arrangements. Of the $522 of compensation expense, $82, $103, $11, and $326 was recorded to cost of services, general and administrative, sales and marketing, and research and development, respectively. Of the $2,032 of compensation expense, $375, $270, $102, and $1,285 was recorded to cost of services, general and administrative, sales and marketing, and research and development, respectively. During the three and nine months ended September 30, 2022, Edgio recorded $3,865 and $4,863 in compensation expense within our unaudited consolidated statements of operations as a result of the employee compensation arrangements. Of the $3,865 of compensation expense, $674, $184, $292, and $2,715 was recorded to cost of services, general and administrative, sales and marketing, and research and development, respectively. Of the $4,863 of compensation expense, $880, $362, $333, and $3,288 was recorded to cost of services, general and administrative, sales and marketing, and research and development, respectively. The employee compensation arrangements are time-based vesting only and the unrecognized compensation expense was $664 as of September 30, 2023, of which $405 is expected to be recognized during the remainder of 2023 and the remainder in 2024.
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
Transaction costs incurred by us in connection with the Edgecast Acquisition were $4,520 and $23,902 for the three and nine months ended September 30, 2022, respectively, and were recorded within general and administrative expenses within our unaudited consolidated statements of operations. There were no transaction costs incurred related to the Edgecast Acquisition for the three and nine months ended September 30, 2023.
Unaudited Pro Forma Financial Information
The following unaudited pro forma combined financial information presents combined results of Edgio and Edgecast as if the acquisition of Edgecast occurred on January 1, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Revenue	$110,832	$376,289
Net loss	$(38,941)	$(101,431)
These unaudited pro forma combined financial statements include adjustments to reflect fair value adjustments related to property and equipment depreciation, customer relationships and technology amortization, compensation expense related to the employee compensation arrangements, exclusion of interest income related to loan receivables settled at the acquisition date, and the effects of the adjustments on income taxes and net loss. Additionally, the pro forma adjustments include adjustments to reflect non-recurring transaction costs of $4,520 and $23,902, incurred in the three and nine months ended September 30, 2022, respectively, and non-recurring restructuring charges related to the Edgecast Acquisition of $1,090 and

$4,804 incurred in the three and nine months ended September 30, 2022, as of the beginning of the comparable prior reporting period.
The pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the acquisition of Edgecast been completed at the beginning of the fiscal year 2021, nor is it representative of future operating results of Edgio.
4. Investments in Marketable Securities
The following is a summary of marketable securities (designated as available-for-sale) as of December 31, 2022:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Agency bonds	$486	$—	$486
Certificate of deposit	40	—	40
Commercial paper	5,884	—	5,884
Corporate notes and bonds	11,395	16	11,379
Treasury bills	985	—	985
Total marketable securities	$18,790	$16	$18,774
The amortized cost and estimated fair value of marketable securities as of December 31, 2022, by maturity are shown below:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$18,750	$16	$18,734
Due after one year and through five years (1)	40	—	40
Total marketable securities	$18,790	$16	$18,774
(1) Classified in other assets.
5. Accounts Receivable, net
Accounts receivable, net include:

	September 30,	December 31,
	2023	2022
Accounts receivable	$72,221	$90,046
Less: credit allowance	(1,022)	(1,514)
Less: allowance for doubtful accounts	(4,453)	(3,905)
Total accounts receivable, net	$66,746	$84,627
The following is a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022:

	Nine Months Ended	Twelve Months Ended
	September 30, 2023	December 31, 2022
Beginning of period	$3,905	$1,500
Provision for credit losses	1,300	2,413
Recoveries/write-offs	(752)	(8)
End of period	$4,453	$3,905

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include:

	September 30,	December 31,
	2023	2022
Prepaid bandwidth and backbone	$7,475	$7,431
VAT receivable	6,107	5,805
Prepaid expenses and insurance	2,588	5,352
Financing receivables	5,975	3,218
Related party receivable	1,792	7,962
Vendor deposits and other	9,745	6,606
Total prepaid expenses and other current assets	$33,682	$36,374
7. Property and Equipment, net
Property and equipment, net include:

	September 30,	December 31,
	2023	2022
Network equipment	$177,977	$176,899
Computer equipment and software	3,339	3,680
Furniture and fixtures	1,305	1,322
Leasehold improvements	5,984	6,017
Other equipment	15	17
Total property and equipment	188,620	187,935
Less: accumulated depreciation	(118,450)	(114,468)
Total property and equipment, net	$70,170	$73,467
Cost of revenue depreciation expense related to property and equipment was $3,965 and $10,903, for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, cost of revenue depreciation expense related to property and equipment was approximately $11,363 and $23,542, respectively.
Operating expense depreciation and amortization expense related to property and equipment was $286 and $1,026, for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, operating expense depreciation and amortization expense related to property and equipment was $872 and $1,608, respectively.
8. Goodwill and Other Intangible Assets
We have recorded goodwill as a result of past business acquisitions. We review goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit as of September 30, 2023.
For the three months ended September 30, 2023, no indicators of goodwill impairment were identified by management. Management will continue to monitor the relevant goodwill impairment indicators to determine whether a goodwill impairment charge to earnings is appropriate, and such impairment charge, if any, could be material.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023, were as follows:

Balance, December 31, 2022	$169,156
Foreign currency translation adjustment	(609)
Balance, September 30, 2023	$168,547

Other intangible assets consisted of the following as of September 30, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(63)	$28
Client relationships	48,090	(10,457)	37,633
Technology	57,480	(19,549)	37,931
Total other intangible assets	$105,661	$(30,069)	$75,592
Cost of revenue related to amortization of other intangible assets for the three and nine months ended September 30, 2023 was $3,516 and $10,549, respectively. Operating expense related to amortization of other intangible assets for the three and nine months ended September 30, 2023 was $1,840 and $5,520, respectively. There were no impairment charges incurred in the three and nine months ended September 30, 2023.
As of September 30, 2023, the weighted-average remaining useful lives of our acquired intangible assets were 0.9 years for trade name, 5.4 years for client relationships, and 2.7 years for technology, and 4.0 years in total, for all acquired intangible assets.
Other intangible assets consisted of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$91	$(40)	$51
Client relationships	48,090	(4,960)	43,130
Technology	57,480	(9,000)	48,480
Total other intangible assets	$105,661	$(14,000)	$91,661
Cost of revenue related to amortization of other intangible assets for the three and nine months ended September 30, 2022 was $4,166 and $5,354, respectively. Operating expense related to amortization of other intangible assets for the three and nine months ended September 30, 2022 was $751 and $1,521, respectively. There were no impairment charges incurred in the three and nine months ended September 30, 2022.
As of December 31, 2022, the weighted-average remaining useful lives of our acquired intangible assets were 1.7 years for trade name, 6.1 years for client relationships, and 3.4 years for technology, and 4.7 years in total, for all acquired intangible assets.
As of September 30, 2023, future amortization expense related to our other intangible assets is expected to be recognized as follows:

Remainder of 2023	$5,356
2024	21,415
2025	21,394
2026	13,141
2027	5,911
Thereafter	8,375
Total	$75,592

9. Other Current Liabilities
Other current liabilities include:

	September 30,	December 31,
	2023	2022
Accrued compensation and benefits	$19,943	$19,982
Accrued cost of revenue	15,893	27,422
Accrued interest payable	808	1,823
Related party payable	98	9,931
Restructuring charges and accrued legal fees	2,433	6,184
Other accrued expenses	10,702	10,818
Total other current liabilities	$49,877	$76,160
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
On April 17, 2023, a holder of the Notes delivered a notice of default to U.S. Bank National Association (the “Trustee”) and the company notifying us that we were in breach of the Indenture for failing to provide the Trustee our Annual Report on Form 10-K for the year ended December 31, 2022. Under the terms of the Indenture, such default matured into an event of default (the “Reporting Event of Default”) on June 17, 2023. On July 21, 2023, the Trustee for the Notes delivered a notice of default to the company notifying us that we were in breach of the Indenture for failing to provide the Trustee our Quarterly Report on Form 10-Q for the three months ended March 31, 2023. Under the terms of the Indenture, such default was cured with the filing of such Quarterly Report on Form 10-Q on August 15, 2023.
By notice to the holders of the Notes and the Trustee on June 12, 2023 and in accordance with the Indenture, we notified the Trustee that due to our failure to timely file with the SEC our Annual Report on Form 10-K, the company elected that the sole remedy for the Reporting Event of Default during the period beginning on June 17, 2023 (the “Reporting Event of Default Date”) and ending on the earlier of (x) 365 calendar days after the Reporting Event of Default Date and (y) the date on which we deliver the Annual Report for the year ended December 31, 2022 to the Trustee will consist of the accrual of additional interest (“Special Interest”) at a rate equal to one quarter of one percent (0.25%) of the principal amount of the outstanding Notes for the first 180 calendar days on which Special Interest accrues and, thereafter, at a rate per annum equal to one half of one percent (0.50%) of the principal amount of the outstanding Notes. We delivered our Annual Report for the year ended December 31, 2022 to the Trustee on June 29, 2023. Special Interest charges for the three and nine months ended September 30, 2023 were immaterial.
The Notes have a stated maturity date of August 1, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms prior to the maturity date. Interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2021. The holders of the Notes may convert all or any portion of their Notes at their option only in the following circumstances:
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
We did not have the right to redeem the Notes prior to August 4, 2023. We may now redeem for cash all, or any portion in an authorized denomination, of the Notes, at our option, and on or prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. Calling the notes for redemption would trigger a conversion right for the holders. No sinking fund is provided for the Notes, which means that we are not required to redeem or retire the Notes periodically.
If we undergo a fundamental change (as defined in the Indenture), holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. We experienced a fundamental change on October 20, 2023 as a result of the change in listing from the Nasdaq Global Select Market to the Nasdaq Capital Market.
The Notes are classified as long-term debt on our unaudited consolidated balance sheets as of September 30, 2023, and December 31, 2022.
For more information about subsequent events related to the Notes and the occurrence of the fundamental change, see Note 23 “Subsequent Events.” The company will pay for the remaining Notes pursuant to the offer to purchase or otherwise. The Notes are classified as long-term debt on our unaudited consolidated balance sheets as of September 30, 2023, due to the refinancings which occurred in November 2023.

The net carrying amount of the liability and equity components of the Notes consisted of the following:

	September 30,	December 31,
	2023	2022
Liability component:
Principal	$125,000	$125,000
Unamortized transaction costs	(1,708)	(2,369)
Net carrying amount	$123,292	$122,631
Interest expense recognized related to the Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,095	$1,093	$3,371	$3,281
Amortization of transaction costs	222	214	661	634
Total	$1,317	$1,307	$4,032	$3,915
As of September 30, 2023, and December 31, 2022, the estimated fair value of the Notes was $111,153 and $107,031, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.
Capped Call Transactions
In connection with the offering of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (collectively, the “Capped Calls”). The Capped Calls have an initial strike price of approximately $8.53 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $13.38 per share, subject to certain adjustments. The Capped Calls are generally intended to reduce or offset the potential economic dilution of approximately 14.7 million shares to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Calls are considered indexed to our own stock and are equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $16,400 incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital. The Capped Calls were terminated in connection with our November 2023 financing, as discussed in Note 23 “Subsequent Events.”
Line of Credit
In November 2015, we entered into the original Loan and Security Agreement (the “Credit Agreement”) with FCB. Since the inception, there have been eleven amendments, with the most recent amendment being on September 7, 2023. Our borrowing capacity as of September 30, 2023 was the lesser of the commitment amount of $50,000 or 50% of eligible accounts receivable with a maturity date of April 2, 2025. All outstanding borrowings owed under the Credit Agreement, if any, become due and payable no later than the final maturity date of April 2, 2025. As of September 30, 2023 and December 31, 2022, we had no outstanding borrowings. The Credit Agreement was terminated and replaced in November 2023 in connection with financing transactions described under Note 23 “Subsequent Events.”
As of September 30, 2023, borrowings under the Credit Agreement bear interest at the greater of the current prime rate minus 0.25% or 4%. In the event of default, obligations shall bear interest at a rate per annum that is 3% above the then applicable rate.
Amendment fees and other commitment fees are included in interest expense. During the three months ended September 30, 2023 and 2022, there was no interest expense and fees expense and amortization was $32 and $10, respectively. During the nine months ended September 30, 2023 and 2022, there was no interest expense and fees expense and amortization was $119 and $30, respectively.
Any borrowings were secured by essentially all of our domestic personal property, with a negative pledge on intellectual property. FCB’s security interest in our foreign subsidiaries is limited to 65% of the voting stock of each such foreign subsidiary.

We were required to maintain an Adjusted Quick Ratio of at least 1.0 to 1.0. We were also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of September 30, 2023 and December 31, 2022 we were not in compliance with our Adjusted Quick Ratio requirement. On September 7, 2023, under the eleventh amendment and June 27, 2023, under the tenth amendment, we received a waiver for, among other things, our non-compliance as of June 30, 2023, March 31, 2023 and December 31, 2022, respectively. We did not obtain a waiver for our non-compliance as of September 30, 2023 as the Credit Agreement was terminated in November 2023.
For more information about the termination of the Credit Agreement, see Note 23 “Subsequent Events.”
11. Restructuring Charges
In the second quarter of 2023, the company's board of directors approved a restructuring plan to reduce its operating costs to continue to optimize its business model and increase efficiencies. This plan entailed a reduction in force of approximately 134 employees, or approximately 12% of the company’s global workforce. For the three and nine months ended September 30, 2023, we incurred $72 and $3,908, respectively, of restructuring charges primarily related to this plan. Remaining future estimated restructuring charges related to this plan are expected to be immaterial.
In the fourth quarter of 2022, management committed to a separate action to restructure strategic and financial objectives and to optimize resources for long term growth including a reduction in global workforce. For the three months ended September 30, 2023, no costs were incurred related to this plan. For the nine months ended September 30, 2023, relating to this action, we incurred $500 of costs which primarily consisted of employee severance and related benefits costs. Actions related to this restructuring program are substantially complete.
During the three and nine months ended September 30, 2022, we incurred $4,070 and $9,136 of restructuring charges, respectively, of which the majority related to previously disclosed restructuring plans and were due to facility impairment charges and employee severance and related benefits costs. Actions related to this restructuring program are substantially complete.
The following table summarizes the activity of our restructuring accrual (recorded in other current liabilities on our unaudited consolidated balance sheet) during the three and nine months ended September 30, 2023:

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Total
Balance as of December 31, 2022	$2,772	$240	$3,172	$6,184
Costs incurred (recorded in restructuring charges)	500	—	—	500
Cash disbursements	(1,488)	—	(698)	(2,186)
Balance as of March 31, 2023	$1,784	$240	$2,474	$4,498
Costs incurred (recorded in restructuring charges)	3,336	—	—	3,336
Cash disbursements	(1,502)	—	(606)	(2,108)
Balance as of June 30, 2023	$3,618	$240	$1,868	$5,726
Costs incurred (recorded in restructuring charges)	72	—	—	72
Cash disbursements	(2,947)	—	(418)	(3,365)
Balance as of September 30, 2023	$743	$240	$1,450	$2,433

The following table summarizes the activity of our restructuring accrual during the three and nine months ended September 30, 2022:

	Employee Severance and Related Benefits	Share-Based Compensation	Facilities Related Charges	Total
Balance as of January 1, 2022	$235	$—	$180	$415
Costs incurred (recorded in restructuring charges)	(93)	—	791	698
Cash disbursements	(142)	—	(687)	(829)
Noncash charges	—	—	3	3
Balance as of March 31, 2022	$—	$—	$287	$287
Costs incurred (recorded in restructuring charges)	3,715	—	653	4,368
Cash disbursements	—	—	(806)	(806)
Balance as of June 30, 2022	$3,715	$—	$134	$3,849
Costs incurred (recorded in restructuring charges)	1,511	397	2,162	4,070
Cash disbursements	(4,897)	—	(408)	(5,305)
Noncash charges	92	(157)	(1,596)	(1,661)
Balance as of September 30, 2022	$421	$240	$292	$953
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
On September 29, 2023, the parties executed and filed with the Delaware Chancery Court a Stipulation and Agreement of Settlement, Compromise, and Release. The settlement itself does not involve any monetary payment to class members, but plaintiffs are expected to seek an award of attorney’s fees and expenses. Under the settlement, the company would agree to revise the Stockholders Agreement to conform to the following terms: (i) College Parent LP will be free to vote for any candidates it chooses for director, subject to the continuing standstill agreement; (ii) on all matters unrelated to the election of directors, College Parent LP will vote 25% of its shares to mirror the vote of the public stockholders and will, at its option, vote the remaining 75% of its shares either in favor of the board’s recommendation or to mirror the vote of the public stockholders; and (iii) the transfer restrictions will be amended to effectively eliminate the restrictions on the “SharkWatch 50” list.

On October 23, 2023, the Delaware Court of Chancery issued an order preliminarily approving the proposed settlement. The settlement is subject to final consideration at a hearing to be held in person before the Delaware Court of Chancery on January 3, 2024 at 11:00 am. The award of attorney’s fees and expenses are probable; however, the amount or the range of possible amounts cannot be reasonably estimated at this time.
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
There are many transactions and calculations where the ultimate tax determination is uncertain. In addition, domestic and international taxation laws are subject to change. In the future, we may come under audit, which could result in changes to our tax estimates. We believe we have maintained adequate tax reserves to offset potential liabilities that may arise upon audit. Our reserve for indirect tax matters was immaterial as of September 30, 2023 and December 31, 2022. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent these estimates ultimately prove to be inaccurate, the associated reserves would be adjusted, resulting in the recording of a benefit or expense in the period in which a change in estimate or a final determination is made.
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
The following table sets forth the components used in the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(24,491)	$(49,123)	$(95,126)	$(89,993)
Basic weighted-average outstanding shares of common stock	223,657	220,194	223,011	169,166
Basic weighted-average outstanding shares of common stock	223,657	220,194	223,011	169,166
Dilutive effect of stock options, restricted stock units, other equity incentive plans, convertible senior notes, and contingently issuable shares	—	—	—	—
Diluted weighted-average outstanding shares of common stock	223,657	220,194	223,011	169,166
Basic net loss per share	$(0.11)	$(0.22)	$(0.43)	$(0.53)
Diluted net loss per share	$(0.11)	$(0.22)	$(0.43)	$(0.53)
For the three and nine months ended September 30, 2023 and 2022, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee stock purchase plan	—	266	—	266
Stock options and warrants	63	1,081	44	2,044
Restricted stock units	3,252	4,170	1,915	5,250
Convertible senior notes	14,654	14,654	14,654	14,654
Contingently issuable shares (1)	12,685	12,685	12,685	12,685
	30,654	32,856	29,298	34,899

(1) Represents common stock contingent consideration related to the Edgecast Acquisition.
14. Stockholders’ Equity
Common Stock
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. We did not purchase any shares during the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there remained $21,200 under this share repurchase program.
Amended and Restated Equity Incentive Plan
We established the 2007 Equity Incentive Plan (the “2007 Plan”), which allows for the grant of equity, including stock options and restricted stock unit awards. In June 2016, our stockholders approved the Amended and Restated Equity Incentive Plan (the “Restated 2007 Plan”), which amended and restated the 2007 Plan. Approval of the Restated 2007 Plan replaced the terms and conditions of the 2007 Plan with the terms and conditions of the Restated 2007 Plan and extended the term of the Restated 2007 Plan to April 2026. There was no increase in the aggregate amount of shares available for issuance. The total number of shares available to be issued under the Restated 2007 Plan as of September 30, 2023 was approximately 18,269.
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
2021 Inducement Plan
In November 2021, we adopted the Inducement Plan pursuant to which we reserved 11,000 shares of common stock, to be used exclusively for grants of equity-based awards to highly qualified prospective officers and employees as an inducement material to the individual's entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The Inducement Plan was adopted by our board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. We have issued 10,389 shares under the Inducement Plan as of September 30, 2023.
Employee Stock Purchase Plan
In June 2013, our stockholders approved our 2013 Employee Stock Purchase Plan (ESPP), authorizing the issuance of 4,000 shares. In May 2019, our stockholders approved the adoption of Amendment 1 to the ESPP. Amendment 1 increased the number of shares authorized to 9,000 shares (an increase of 5,000 shares) and amended the maximum number of shares of common stock that an eligible employee may be permitted to purchase during each offering period to be 5 shares. The ESPP allows participants to purchase our common stock at a 15% discount of the lower of the beginning or end of the offering period using the closing price on that day. During the three and nine months ended September 30, 2023, we issued 780 shares, under the ESPP. Total cash proceeds from the purchase of shares under the ESPP was approximately $551. As of September 30, 2023, no shares were reserved for issuance to employees, and we held no employee contributions for future purchases under the ESPP.
Preferred Stock
Our board of directors have authorized the issuance of up to 7,500 shares of preferred stock as of September 30, 2023. The preferred stock may be issued in one or more series pursuant to a resolution or resolutions providing for such issuance duly adopted by the board of directors. As of September 30, 2023, the board of directors had not adopted any resolutions for the issuance of preferred stock.
In connection with the New Credit Agreement (as described and defined in Note 23 “Subsequent Events”, the company will also be required to comply with certain negative covenants customary for loans of this type, including restrictions on the issuance of preferred stock.

15. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2023, were as follows:

	Foreign	Available for
	Currency	Sale Securities	Total
Balance, December 31, 2022	$(11,640)	$(25)	$(11,665)
Other comprehensive gain (loss) before reclassifications	(477)	(6)	(483)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive gain (loss)	(477)	(6)	(483)
Balance, September 30, 2023	$(12,117)	$(31)	$(12,148)
16. Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in our unaudited consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based compensation expense by type:
Stock options and warrants	$384	$340	$1,283	$1,510
Restricted stock units	2,339	5,589	7,882	13,921
Financial-based performance restricted stock units	964	2,261	2,638	6,697
ESPP	—	163	443	528
Total share-based compensation expense	$3,687	$8,353	$12,246	$22,656
Share-based compensation expense:
Cost of services	$395	$855	$1,395	$1,589
General and administrative expense	1,100	2,200	3,667	6,469
Sales and marketing expense	430	727	1,422	3,284
Research and development expense	1,762	4,571	5,762	11,314
Total share-based compensation expense	$3,687	$8,353	$12,246	$22,656
Unrecognized share-based compensation expense totaled $18,488 as of September 30, 2023, of which $2,566 related to stock options, $7,388 related to financial-based performance restricted stock units, and $8,534 related to restricted stock units. Unrecognized share-based compensation includes both time-based and performance-based equity. We currently expect to recognize share-based compensation expense of $3,158 during the remainder of 2023, $9,897 in 2024, $4,278 in 2025, and the remainder thereafter based on scheduled vesting of the stock options, performance-based restricted stock units, and restricted stock units outstanding as of September 30, 2023.

17. Leases and Commitments
Operating Leases - Right of Use Assets and Liabilities
We have various operating leases for office space that expire through 2030. Below is a summary of our right of use assets and liabilities as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
	2023	2022
Right-of-use assets	$4,614	$5,290

Lease liability obligations, current	$2,769	$4,557
Lease liability obligations, less current portion	7,465	9,181
Total lease liability obligations	$10,234	$13,738

Weighted-average remaining lease term	5.7 years	4.8 years

Weighted-average discount rate	5.05%	5.05%
During the three months ended September 30, 2023, operating lease costs were $596, included primarily in operating expenses within our unaudited consolidated statement of operations. During the three months ended September 30, 2022, operating lease costs were immaterial. During the three months ended September 30, 2023 and 2022, cash paid for operating leases was $1,227 and $1,395, respectively. During the nine months ended September 30, 2023 and 2022, operating lease costs were $1,987 and $645 included primarily in operating expenses within our unaudited consolidated statement of operations. During the nine months ended September 30, 2023 and 2022, cash paid for operating leases was $3,936 and $2,648, respectively.
Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2023, are as follows:

Remainder of 2023	$1,199
2024	2,360
2025	1,440
2026	1,468
2027	1,497
Thereafter	3,864
Total minimum payments	11,828
Less: amount representing interest	1,594
Total	$10,234
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
Interest expense related to Open Edge arrangements was $255 and $229 for the three months ended September 30, 2023 and 2022, respectively. Interest expense related to Open Edge arrangements was $731 and $489 for the nine months ended September 30, 2023 and 2022, respectively.

Below is a summary of our financing obligations as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Financing obligations, current	$9,234	$6,346
Financing obligations, less current portion	13,030	13,784
Total financing obligations	$22,264	$20,130

Weighted-average remaining lease term	3.4 years	3.9 years

Weighted-average discount rate	5.50%	4.97%
As of September 30, 2023, future minimum payments under the Open Edge arrangements were as follows:

Remainder of 2023	$5,771
2024	6,283
2025	5,656
2026	4,604
2027	1,886
Thereafter	297
Total minimum payments	24,497
Less: imputed interest	2,233
Total financing obligations	$22,264
Purchase Commitments
We have long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The following summarizes our minimum non-cancellable commitments for future periods as of September 30, 2023:

Remainder of 2023	$28,966
2024	60,561
2025	48,140
2026	42,711
2027	28,039
Thereafter	16,596
Total minimum payments (1)(2)	$225,013
(1) Includes Open Edge partner commitments which typically have a minimum fee commitment that is paid to the partners over the course of the arrangement. The aggregate minimum fee commitment is allocated between cost of services and financing obligations. The above table reflects the minimum fee commitment allocated to cost of services.
(2) Includes $103,333 of minimum commitments related to a cloud hosting agreement with Amazon Web Services, Inc. and Amazon Web Services EMEA SARL (collectively, “AWS”), effective August 30, 2023, for access to AWS's cloud services platform to support Edgio solutions over a five-year non-cancelable term, provided however, that either party may terminate the agreement if there is a material breach.
18. Concentrations
During the three months ended September 30, 2023, we had three clients, Amazon, Verizon and Microsoft, who each represented 10% or more of our total revenue. During the nine months ended September 30, 2023, we had two clients, Amazon and Verizon, who each represented 10% or more of our total revenue. During the three months ended September 30, 2022, we had two clients, Verizon and Amazon, who each represented 10% or more of our total revenue. During the nine months ended September 30, 2022, we had one client, Amazon, who represented 10% or more of our total revenue. As of September 30, 2023 and December 31, 2022, we had three clients, Amazon, Microsoft and Verizon, who each represented 10% or more of our total accounts receivable.
Revenue from clients located within the United States, our country of domicile, was $74,447 for the three months ended September 30, 2023, compared to $84,681 for the three months ended September 30, 2022. For the nine months ended

September 30, 2023, revenue from clients located within the United States was $224,416, compared to $157,126 for the nine months ended September 30, 2022.
During the three and nine months ended September 30, 2023, based on client location, we had one country, the United States, that individually accounted for 10% or more of our total revenue. During the three months ended September 30, 2022, based on client location, we had one country, the United States, that individually accounted for 10% or more of our total revenue. During the nine months ended September 30, 2022, based on client location, we had two countries, the United States and Japan, that individually accounted for 10% or more of our total revenue.
19. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying unaudited consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, income tax expense (benefit) for the three months ended September 30, 2023 and 2022 was $487 and $440, respectively. For the nine months ended September 30, 2023 and 2022, income tax expense (benefit) was $1,264 and $(18,943), respectively. Income tax expense was different than the statutory income tax rate primarily due to changes in our valuation allowance on deferred tax assets in the U.S., and the recording of state and foreign tax expense for the three month periods.
We file income tax returns in jurisdictions with varying statutes of limitations. Tax years 2019 through 2022 remain subject to examination by federal tax authorities. Tax years 2018 through 2022 generally remain subject to examination by state tax authorities. As of September 30, 2023, we are not under any federal or state income tax examinations.
For the three and nine months ended September 30, 2023 and 2022, respectively, there was no impact to income tax expense related to the Global Intangible Low-Taxed Income inclusion (“GILTI”) as a result of our net operating loss carryforwards (“NOL”) and valuation allowance position.
20. Related Party Transactions
College Parent and its related affiliates is considered to be a related party following the close of the Edgecast Acquisition due to its ownership interest. As of September 30, 2023, College Parent had approximately 35% ownership interest in Edgio. As of September 30, 2023, we had recorded receivables from College Parent and its affiliates related to reimbursement for certain compensation and severance plans. Additionally, as of September 30, 2023, we had recorded payables related to transition service agreements, which had been entered into between Edgio and College Parent and its related affiliates. For the three and nine months ended September 30, 2023, expenses related to these agreements were $739 and $15,816 of which $534 and $10,483 were recorded in cost of services, $0 and $2,991 were recorded in general and administrative, and $205 and $2,342 were recorded in research and development, respectively, within our unaudited consolidated statement of operations. For the three and nine months ended September 30, 2022, expenses related to these agreements were $14,304 and $16,821 of which $7,216 and $9,139 were recorded in cost of services, $2,406 and $2,876 were recorded in general and administrative, $222 and $334 were recorded to sales and marketing, and $4,460 and $4,472 were recorded in research and development, respectively, within our unaudited consolidated statement of operations. The following table summarizes the amounts due to and due from College Parent and its related affiliates:

	September 30,	December 31,
	2023	2022
Prepaid assets and other current assets (1)	$1,792	$7,962
Other assets	—	2,318
Total amount due from related party	$1,792	$10,280

Accounts payable	$940	$18,224
Other current liabilities	98	9,931
Total amount due to related party (2)	$1,038	$28,155
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
Revenue from College Parent and its affiliates were $635 and $2,065 for the three and nine months ended September 30, 2023, respectively. Revenue from College Parent and its affiliates or the three and nine months ended September 30, 2022 were $1,039 and $1,276. Trade accounts receivable were $656 and $1,695 as of September 30, 2023 and December 31, 2022, respectively.
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
Revenue by geography is based on the location of the client from where the revenue is earned based on bill to locations. The following table sets forth our revenue by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Americas	$76,249	79%	$86,287	78%	$229,829	78%	$160,808	70%
EMEA	6,050	6%	6,915	6%	19,044	6%	17,000	7%
Asia Pacific	14,736	15%	17,630	16%	45,875	16%	51,949	23%
Total revenue	$97,035	100%	$110,832	100%	$294,748	100%	$229,757	100%
The following table sets forth the individual countries and their respective revenue for those countries whose revenue exceeded 10% of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country / Region	2023	2022	2023	2022
United States / Americas	$74,447	$84,681	$224,416	$157,126
Japan / Asia Pacific	$8,873	$10,157	$27,446	$31,873
The following table sets forth property and equipment, net by geographic area where they are located:

	September 30,	December 31,
	2023	2022
Americas	$61,279	$65,190
International	8,891	8,277
Total long-lived assets	$70,170	$73,467
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
23. Subsequent Events
Nasdaq Transfer and Delisting; Fundamental Change and Make-Whole Fundamental Change
On October 20, 2023, the company’s stock listing was transferred by Nasdaq Stock Market (“Nasdaq”) from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Transfer”). The Transfer was a result of Nasdaq’s determination that the company had ceased to meet the requirements for listing of its common stock on the Nasdaq Global Select Market and the company’s need for additional time to regain compliance with Nasdaq’s listing rules.
The Transfer constituted both a Fundamental Change and a Make-Whole Fundamental Change under the Indenture governing the Notes. The occurrence of the Fundamental Change and Make-Whole Fundamental Change provided holders the right to cause the company to repurchase their Notes at Par or convert their Notes at the then applicable “make-whole” rate, in each case, if they determined not to maintain their investment the Notes. As a result of the Transfer, the company provided a notice to holders of the Notes on October 27, 2023 notifying them of the occurrence of a Fundamental Change and Make-Whole Fundamental Change (the “Event Notice”). In accordance with Section 4.02 of the Indenture, the company will also provide a notice to holders within 20 calendar days (with a five day grace period) after the Fundamental Change notifying holders of their options under the indenture following a Fundamental Change (the “Option Notice”), the procedures that holders must follow to require the company to repurchase its Notes and Conversion Rate in effect, among other things (all as defined in the Indenture).
New Senior Secured Convertible Notes
On November 14, 2023, the company completed a private exchange with Lynrock Lake Master Fund LP (“Lynrock”), which held an aggregate of $118,870 in principal amount of the company’s outstanding Notes. In exchange for the Notes held by Lynrock, the company issued Lynrock $118,870 in aggregate principal amount at maturity of the company’s new 19.5% (3.5% cash / 16% PIK) Senior Secured Convertible Notes due 2027 (the “New Notes”).

The New Notes will be secured by first priority security interests on substantially all of the assets of the company and will guaranteed by all existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”).
The New Notes will be issued pursuant to an indenture dated November 14, 2023, among the company, as issuer, as the Guarantors, and U.S. Bank National Association, as trustee (the “New Indenture”).
If an authorization of sufficient shares to satisfy conversions is obtained from shareholders (as described further below), the New Notes will be convertible at under certain times into common shares of the company at an initial conversion rate of 684.93 common shares of the company per $1 principal amount of New Notes (equivalent to an initial conversion price of approximately $1.46 per common share of the company), subject to anti-dilution provisions and a beneficial ownership limitation of the company’s common stock, on a post conversion basis of 4.99%. Certain requirements govern settlement of the New Notes upon conversion, which are outlined below.
The New Indenture includes customary covenants and sets forth certain events of default after which the New Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the New Notes become automatically due and payable.
The New Notes have a stated maturity of November 14, 2027, unless earlier converted, redeemed or repurchased in accordance with their terms prior to the maturity date. Interest is payable quarterly in arrears on February 14, May 14, August 14, and November 14 of each year, beginning on February 14, 2024. The holders of the New Notes may convert all or any portion of their New Notes at their option at any time and from time to time (i) after the earlier of (x) the Shareholder Approvals and (y) January 26, 2024, so long as the Conversion Prohibition Right (as defined below) is not validly in effect and (ii) in any event only in the following circumstances:
(1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price per share of our common stock exceeds 130% of the conversion price of $1.46 for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the measurement period) in which the trading price per $1 principal amount of New Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
(3) upon the occurrence of certain corporate events or distributions of our common stock; and
(4) if the company calls such New Notes for redemption.
Upon conversion, subject to the Shareholder Approvals (as defined below), the company will be able to satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the New Indenture. Settlement of our conversion obligation by payment or delivery of shares of common stock or a combination of cash and shares of common stock shall not be permitted if Shareholder Approval are not obtained. If such Shareholder Approval and authorization of sufficient shares to satisfy conversions are not obtained on or prior to January 26, 2024, (i) the company may, following an amendment to the New Indenture as provided in the private exchange agreement, on or after January 26, 2024, by written notice to the trustee and noteholders, except as permitted by Section 5.01(c) in the New Indenture, in its sole discretion prohibit conversions and reject any conversion request until the date that is the earlier of (x) two years after November 14, 2023 and (y) the date that the Shareholder Approvals are obtained (the “Conversion Prohibition Right”); provided that on the earlier of (x) two years after November 14, 2023 and (y) the date that the Shareholder Approvals are obtained, the Conversion Prohibition Right shall cease to apply.
The initial conversion price of the New Notes represents a premium of approximately 124.62% over the last reported sale price of our common stock on The Nasdaq Capital Market of $0.65 per share on November 13, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the New Indenture. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate in certain circumstances for a holder who elects to convert its New Notes in connection with such a corporate event or convert its New Notes called (or deemed called) for redemption in connection with such notice of redemption.
On or after the date that is 96 days after the issue date of the New Notes and on or before the tenth (10th) business day thereafter, the company may, at its election, redeem all (but not less than all) of the New Notes, for a cash purchase price equal to 100% of the principal amount, plus any accrued and unpaid interest to and including the redemption date. The company may not repurchase or otherwise retire the New Notes unless the company simultaneously repays all the loans under the Credit

Agreement (as defined below). If the company exercises its right to redeem the New Notes, then the sending of a redemption notice with respect to New Notes called for redemption constitutes a make-whole fundamental change that triggers a holder’s right to convert in respect of a conversion amount that would include a make-whole amount. No sinking fund is provided for the New Notes, which means that we are not required to redeem or retire the New Notes periodically.
If we undergo a fundamental change (as defined in the New Indenture), holders may require us to repurchase for cash all or any portion of their New Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date, plus the fundamental change repurchase premium, which is the arithmetic sum of all required and unpaid interest payments that would be due on the New Notes through the maturity date, as calculated by the company or its agent.
Termination of Capped Calls
Pursuant to the terms of the Capped Calls, the company will notify the dealers who are party to such transactions of the volume of the Notes that have been repurchased, and the relevant dealers will terminate a portion of such transactions proportionate to the portion of the Notes repurchased.
New Secured Credit Facility and Termination of the Credit Agreement
On November 14, 2023, the company entered into a senior secured term loan credit facility (the “New Credit Agreement”) with Lynrock Lake Master Fund LP. The New Credit Agreement is secured by a first priority lien on substantially all assets of the company and its domestic subsidiaries, ranks pari passu with the New Notes and provides for term loans in the aggregate principal amount of $79,500 at an interest rate of 19.5% (3.5% cash / 16% PIK), payable quarterly and is guaranteed by each of its domestic subsidiaries. The maturity date of the New Credit Agreement is November 14, 2027. Pursuant to the New Credit Agreement, Lynrock received a completed Notice of Borrowing (as defined in the New Credit Agreement), requesting that Lynrock deliver the term loans. A portion of the proceeds is expected to be used to repurchase the remaining outstanding amount of the Notes and to pay fees and expenses, estimated to be approximately $10,000, in connection with the New Credit Agreement. Pursuant to the New Credit Agreement, the company agreed to pay an upfront fee to Lynrock in an amount equal to $13,248 or 16.67% multiplied by the aggregate principal amount of Lynrock’s term loan. The company has segregated approximately $6,200 of the proceeds to repurchase the remaining principal amount of the Notes on the date set forth in the New Credit Agreement, in January 2024, in the event that the repurchase option is elected, as further described below. Net proceeds to the company resulting from the New Credit Agreement in November 2023 was approximately $50,000.
In connection with the New Credit Agreement, the company will be required to comply with certain financial covenants which are in place from November 14, 2023 at all times prior to the discharge of obligations. These covenants include (i) a maximum total net leverage ratio, (ii) a minimum fixed charge coverage ratio, (iii) a minimum adjusted quick ratio, and (iv) a minimum qualified cash covenant. In connection with the New Credit Agreement, the company will also be required to comply with certain negative covenants customary for loans of this type, including restrictions on (i) entering into transactions with any affiliates (ii) entering into sale leaseback transactions (iii) declaring or paying dividends on any capital stock and (iv) the issuance of preferred stock.
The senior secured term loan may be prepaid in full with the New Notes (but only all of both instruments together) starting on the 96th day after the closing date of the senior secured term loan and New Notes and ending ten business days thereafter. The repurchase price for the senior secured term loan will be 106% of the principal amount plus accrued interest. So as long as $6,000 of term loans remain outstanding, after November 14, 2024, the company may repay a portion of the senior secured term loan at par plus accrued interest plus all future scheduled payments of interest to maturity, however, prior to November 14, 2024, the senior secured term loan may not be voluntarily prepaid except as described in the first sentence of this paragraph. If the senior secured term loan is accelerated or otherwise becomes due prior to the maturity date, the prepayment premium or make-whole amount, an amount equal to all payments of interest with respect to the principal amount of the loan that would be due after the repayment or prepayment date through the maturity date if no payment of the principal amount were made, if any, that would have been payable if the senior secured term loan was optionally prepaid or mandatorily prepaid on such date of acceleration will also automatically be due and payable and shall constitute part of the obligations with respect to the loan. Subject to the payment of the make-whole amount, if on any date the company or one of its subsidiaries receives cash proceeds from any Extraordinary Receipt (cash receipts received not in the ordinary course of business, as defined in the New Credit Agreement) in an amount equal to or exceeding $250, the company and its subsidiaries shall, at the option of the Lynrock, prepay the Loans within five business days.
On November 14, 2023, the company terminated the Credit Agreement with FCB.
Warrant Agreement
In the event that the Shareholder Approvals are obtained with respect to the issuance of warrants to Lynrock, the company will issue to Lynrock warrants to purchase shares of common stock of the company, representing 19.99% of fully diluted shares outstanding (after giving effect to shares subject to such warrant) at the time of issuance of the warrant, at an exercise price of $0.001 (the “Warrants”). The Warrant expires on the tenth anniversary of the date of issuance of the Warrants. The number of shares subject to the Warrants is subject to customary anti-dilution adjustments. If Shareholder Approval is not obtained with respect to the authorization of sufficient shares to satisfy conversions and the warrants, the following occurs: (x) the outstanding principal amount of the senior secured term loans issued pursuant to the New Credit Agreement is increased by $48,000, (y) the conversion price then in effect reduces by $0.30 and (z) the company can reject any conversion request as described above.
The company is currently evaluating the accounting for these subsequent events and the financial statement impact will be reflected in the fourth quarter of 2023.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, included in Part II of our Annual Report on Form 10-K, as filed with the SEC, on June 29, 2023 (the “Annual Report”).
The company restated the consolidated financial statements for the years ended December 31, 2022 and 2021 presented in its Annual Report. In addition, the company restated its unaudited quarterly financial data for the periods ended September 30, 2022 and 2021, June 30, 2022 and 2021, and March 31, 2022 and 2021. Such restated unaudited quarterly financial data and related impacted amounts were presented in the company’s Annual Report. The following discussion gives effect to the restatement of our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2022. See the related discussion in Note 2, “Summary of Significant Accounting Policies” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
All information in this Item 2 is presented in thousands, except per share amounts, client count and where otherwise specifically noted.
Overview
We are a leading provider of solutions that enable communications and media companies to optimize their digital content delivery and we provide solutions that allow e-commerce, banking, and other interactive-heavy applications to improve their customer experiences. Our holistic solution allows customer teams to efficiently deliver instant, secure web applications that improve our client's revenue. We are a trusted partner to some of the world’s notable brands and serve their global customers with experiences such as livestream sporting events, global movie launches, video games, and file downloads. We support some of the most trusted brands in their interactions with their customers including high fashion, technology firms, automobile manufactures, giant online stores, banks and the like. We offer one of the largest, best-optimized private networks, a comprehensive suite of security solutions coupled with a global team of industry experts to provide edge services that are fast, secure, and reliable. Our mission is to deliver a globally scaled edge platform that seamlessly powers faster, safer and simpler business solutions. We want to be the platform of choice to power video and application solutions at the edge of the Internet to make connected living faster, safer and simpler.
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

We implemented a go-forward strategy designed to simultaneously address short-term headwinds and to position us to achieve near- and long-term success by building upon and more fully leveraging our ultra-low latency, global network, and operational expertise. We are focused on three key areas:
• Improving Our Core. Our ability to consistently grow revenue requires us to do a better job at managing the cost structure of our network while anticipating and providing our clients with the tools and reliable performance they need and to do it sooner and better than our competitors. Our operating expenses are largely driven by payroll and related employee costs. Our employee and employee equivalent headcount decreased from 980 on December 31, 2022, to 822 on September 30, 2023, primarily due to synergies created by the Edgecast Acquisition. We implemented a broader and more detailed operating model in 2021, built on metrics, process discipline, and improvements to client satisfaction, performance, and cost. We are building an internal culture that embraces speed, transparency, and accountability. Since the close of the Edgecast Acquisition, we have put other cost savings measures into place. We are continuously seeking opportunities to be more efficient and productive in order to achieve cost savings and improve our profitability. In December 2022, we announced a restructuring plan to reduce approximately 10% of our workforce. In June, 2023, we announced a restructuring plan to reduce an additional 12% of our workforce. During the three and nine months ended September 30, 2023, we incurred $72 and $3,908 of restructuring charges related to these plans. Remaining future estimated restructuring charges related to these plans are expected to be immaterial.
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
Principal External Factors that Affect our Business
We are subject to a number of external factors that may adversely affect our business and the price of our securities. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Part I—Item 1A—Risk Factors in the Annual Report and in Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
In Part I—Item 1A—Risk Factors—Risks Relating to Our Operations in the Annual Report and Risks Relating to our Clients and Demand for our Services, we discussed how rising inflation rates, volatility in financial markets and global economic uncertainty could negatively impact our revenues and profitability. The demand for our service is dependent on the general economy, which is in turn affected by geopolitical conditions and the stability of the global credit markets. The ongoing and potential future impacts of escalating global conflicts, including those between Russia and Ukraine and in the Middle East, has heightened global economic and geopolitical uncertainty.

The following table summarizes our revenue, costs, and expenses for the three and nine months ended September 30, 2023 and 2022 (in thousands of dollars and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue	$97,035	100.0%	$110,832	100.0%	$294,748	100.0%	$229,757	100.0%
Cost of revenue	73,840	76.1%	82,209	74.2%	222,366	75.4%	167,427	72.9%
Gross profit	23,195	23.9%	28,623	25.8%	72,382	24.6%	62,330	27.1%
Operating expenses	46,532	48.0%	70,825	63.9%	157,658	53.5%	155,032	67.5%
Restructuring charges	72	0.1%	4,070	3.7%	3,908	1.3%	9,136	4.0%
Operating loss	(23,409)	(24.1)%	(46,272)	(41.7)%	(89,184)	(30.3)%	(101,838)	(44.3)%
Total other expense	(595)	(0.6)%	(2,411)	(2.2)%	(4,678)	(1.6)%	(7,098)	(3.1)%
Loss before income taxes	(24,004)	(24.7)%	(48,683)	(43.9)%	(93,862)	(31.8)%	(108,936)	(47.4)%
Income tax expense (benefit)	487	0.5%	440	0.4%	1,264	0.4%	(18,943)	(8.2)%
Net loss	$(24,491)	(25.2)%	$(49,123)	(44.3)%	$(95,126)	(32.3)%	$(89,993)	(39.2)%
Although we have incurred operating losses to date, our losses continue to decline due to cost-saving measures implemented after the Edgecast Acquisition in June 2022. These cost saving measures included workforce reductions announced in September 2022, December 2022 and June 2023 which impacted all functions of the business. Cost savings realized from the Edgecast Acquisition was approximately $15,000 and $23,000 for the three and nine months ended September 30, 2023, respectively. Cost savings realized from the Edgecast Acquisition was approximately $13,000 and $39,000 for the three and nine months ended September 30, 2022, respectively. We will continue to look for opportunities to improve our cost structures from additional synergies.
We have experienced continued negative operating cash flow to fund losses incurred to date. Our cash used in operations was $47,116 for the nine months ended September 30, 2023, compared to $19,819 for the nine months ended September 30, 2022. Refer to the discussion in the New Secured Credit Facility and Termination of the Credit Agreement
New Secured Credit Facility and Termination of the Credit Agreement section of Liquidity and Capital Resources below for more information. We believe this infusion of capital, along with our existing cash on hand, will allow us to invest in key areas to drive towards profitability in 2024 and 2025.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the three and nine months ended September 30, 2023, there have been no significant changes in our critical accounting estimates.
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
The following table reflects our revenue for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Revenue	$97,035	$110,832	$(13,797)	(12.4)%	$294,748	$229,757	$64,991	28.3%
Our revenue decreased during the three months ended September 30, 2023, versus the comparable 2022 period, primarily due to customer churn and elongated booking cycles. Our revenue increased during the nine months ended September 30, 2023, versus the comparable 2022 period, primarily due to the inclusion of revenue from the Edgecast Acquisition, partially offset by customer churn. Edgecast revenue for the three and nine months ended September 30, 2023, was

$49,850 and $154,966, respectively, compared to $62,231 and $75,005 for the three and nine months ended September 30, 2022, respectively. Our active clients worldwide decreased to 829 as of September 30, 2023, compared to 996 as of September 30, 2022.
During the three months ended September 30, 2023 and 2022, sales to our top 20 clients accounted for approximately 77% and 74%, respectively, of our total revenue. During the nine months ended September 30, 2023 and 2022, sales to our top 20 clients accounted for approximately 74% and 73%, respectively, of our total revenue. The clients that comprised our top 20 clients change from time to time, and our large clients may not continue to be as significant going forward as they have been in the past.
During the three months ended September 30, 2023, we had three clients, Amazon, Verizon and Microsoft, who each represented 10% or more of our total revenue. During the nine months ended September 30, 2023, we had two clients, Amazon and Verizon, who each represented 10% or more of our total revenue. During the three months ended September 30, 2022, we had two clients, Verizon and Amazon, who each represented 10% or more of our total revenue. During the nine months ended September 30, 2022, we had one client, Amazon, who represented 10% or more of our total revenue.
Revenue by geography is based on the location of the client from where the revenue is earned based on bill to locations. The following table sets forth revenue by geographic area (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Americas	$76,249	79%	$86,287	78%	$229,829	78%	$160,808	70%
EMEA	6,050	6%	6,915	6%	19,044	6%	17,000	7%
Asia Pacific	14,736	15%	17,630	16%	45,875	16%	51,949	23%
Total revenue	$97,035	100%	$110,832	100%	$294,748	100%	$229,757	100%
Cost of Revenue
Cost of revenue consists primarily of fees related to 1) network providers for bandwidth and backbone, 2) non-settlement free peering and connection to Internet service providers, and 3) data center operators for housing of our network equipment in third party network data centers, also known as co-location costs. Cost of revenue also includes leased warehouse space and utilities, depreciation of network equipment used to deliver our content delivery services, payroll and related employee costs, and share-based compensation for our network operations and professional services personnel. Other costs include cloud service costs, professional fees and outside services, travel and travel-related expenses and fees and license, and insurance costs.
Cost of revenue was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Amortization - technology	$3,516	3.6%	$4,166	3.8%	$10,549	3.6%	$5,354	2.3%
Bandwidth and co-location fees	40,841	42.1%	38,143	34.4%	124,430	42.2%	81,079	35.3%
Depreciation - network	3,965	4.1%	10,903	9.8%	11,363	3.9%	23,542	10.2%
Payroll and related employee costs (1)	7,665	7.9%	8,538	7.7%	26,242	8.9%	14,018	6.1%
Share-based compensation	395	0.4%	855	0.8%	1,395	0.5%	1,589	0.7%
Other costs	17,458	18.0%	19,604	17.7%	48,387	16.4%	41,845	18.2%
Total cost of revenue (2)	$73,840	76.1%	$82,209	74.2%	$222,366	75.4%	$167,427	72.9%
(1) Includes $82 and $375 of acquisition related expenses for the three and nine months ended September 30, 2023. Includes $676 of acquisition related expenses for the three and nine months ended September 30, 2022.
(2) Includes $430 and $500 of transition service agreement expenses for the three and nine months ended September 30, 2022, which were credited from College Parent and its related affiliates and recorded as capital contributions in the consolidated statements of stockholders’ equity.
Our cost of revenue decreased in aggregate dollars and increased as a percentage of total revenue for the three months ended September 30, 2023, versus the comparable 2022 period. Our cost of revenue increased in aggregate dollars and as a percentage of total revenue for the nine months ended September 30, 2023, versus the comparable 2022 period. The changes in cost of revenue were primarily a result of the following:

•The increase in amortization expense for the three and nine months ended September 30, 2023 was primarily due to the amortization of intangible assets acquired as part of the Edgecast Acquisition in June 2022.

•Bandwidth and co-location fees increased in aggregate dollars due to continued expansion in existing and new geographies and capacity acquired with the Edgecast Acquisition. Bandwidth and co-location fees increased as a percentage of total revenue primarily due to an increase in fixed cost due to expansion.

•Depreciation expense decreased primarily due to a change in the estimate of useful lives related to network equipment and certain equipment write-offs in the fourth quarter of 2022. Refer to Note 2 “Summary of Significant Accounting Policies” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this change in estimate.
•Payroll and related employee costs decreased for the three months ending September 30, 2023, versus the comparable 2022 period, primarily due to reduced headcount. Payroll and related employee costs increased for the nine months ending September 30, 2023, versus the comparable 2022 period, primarily due to increased expenses associated with the Edgecast Acquisition, as the acquisition was completed on June 15, 2022.
•Other costs decreased for the three months ending September 30, 2023, versus the comparable 2022 period, primarily due to decreased international re-seller costs. Other costs increased for the nine months ending September 30, 2023, versus the comparable 2022 period, primarily due to increased cloud service costs, professional fees including third party consultants and fees and licenses associated with the Edgecast Acquisition, partially offset by a decrease in international re-seller costs.
General and Administrative
General and administrative expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Payroll and related employee costs	$4,165	4.3%	$6,811	6.1%	$13,892	4.7%	$16,851	7.3%
Professional fees and outside services	3,905	4.0%	3,916	3.5%	9,537	3.2%	9,194	4.0%
Share-based compensation	1,100	1.1%	2,200	2.0%	3,667	1.2%	6,469	2.8%
Acquisition and legal related expenses	103	0.1%	4,539	4.1%	953	0.3%	23,813	10.4%
Other costs	3,742	3.9%	4,672	4.2%	16,282	5.6%	8,456	3.7%
Total general and administrative (1)	$13,015	13.4%	$22,138	20.0%	$44,331	15.0%	$64,783	28.2%
(1) Includes $2,175 and $2,530 of transition service agreement expenses for the three and nine months ended September 30, 2022, which were credited from College Parent and its related affiliates and recorded as capital contributions in the consolidated statements of stockholders’ equity.
Our general and administrative expense decreased in aggregate dollars and as a percentage of total revenue for the three months ended September 30, 2023, versus the comparable 2022 period. The decrease in aggregate dollars was primarily driven by a decrease in acquisition and legal related expenses, payroll and related employee costs, share-based compensation and other costs. The decrease in acquisition and legal related expenses was a result of lower Edgecast Acquisition related expense in the current year. The decrease in payroll and related employee costs is associated with reduced headcount and share-based compensation decreased as a result of lower equity compensation. The decrease in other costs was primarily due to a decrease in fees and licenses.
Our general and administrative expense decreased in aggregate dollars and as a percentage of total revenue for the nine months ended September 30, 2023, versus the comparable 2022 period. The decrease in aggregate dollars was primarily driven by a decrease in acquisition and legal related expenses, payroll and related employee costs and share-based compensation, partially offset by an increase in other costs. The decrease in acquisition and legal related expenses was a result of lower Edgecast Acquisition related expenses in the current year. The decrease in payroll and related employee costs was associated with reduced headcount and share-based compensation decreased primarily as a result of lower equity compensation. The increase in other costs was primarily due to restatement expenses incurred in 2023.
We expect our general and administrative expenses for 2023 to decrease in both aggregate dollars and as a percentage of total revenue versus 2022.

Sales and Marketing
Sales and marketing expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Payroll and related employee costs (1)	$12,342	12.7%	$10,474	9.5%	$40,841	13.9%	$22,179	9.7%
Share-based compensation	430	0.4%	727	0.7%	1,422	0.5%	3,284	1.4%
Marketing programs	500	0.5%	871	0.8%	2,589	0.9%	2,382	1.0%
Other costs	2,161	2.2%	2,376	2.1%	6,370	2.2%	5,064	2.2%
Total sales and marketing	$15,433	15.9%	$14,448	13.0%	$51,222	17.4%	$32,909	14.3%
(1) Includes $11 and $102 of acquisition related expenses for the three and nine months ended September 30, 2023. Includes $292 of acquisition related expenses for the three and nine months ended September 30, 2022.
Our sales and marketing expense increased in aggregate dollars and as a percentage of total revenue for the three months ended September 30, 2023, versus the comparable 2022 period. The increase in aggregate dollars was primarily driven by an increase in payroll and related employee costs, partially offset by a decrease in share-based compensation, marketing programs and other costs. The increase in payroll and related employee costs was due to increased headcount. Share-based compensation decreased primarily as a result of lower equity compensation. Marketing programs decreased due to decreased trade show and advertising expenses and the decrease in other costs was due to decreased fees and licenses.
Our sales and marketing expense increased in aggregate dollars and as a percentage of total revenue for the nine months ended September 30, 2023, versus the comparable 2022 period. The increase in aggregate dollars was primarily driven by an increase in payroll and related employee costs, marketing programs and other costs, partially offset by a decrease in share-based compensation. The increase in payroll and related employee costs was due to increased headcount. The increase in marketing programs was primarily due to higher trade show and promotional costs, and the increase in other costs was due to increased fees and licenses. Share-based compensation decreased primarily as a result of lower equity compensation.
We expect our sales and marketing expenses for 2023 to increase in both aggregate dollars and as a percentage of total revenue, compared to 2022 due to full year of Edgecast expenses.
Research and Development
Research and development expense was composed of the following (in thousands and as a percentage of total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Payroll and related employee costs (1)	$9,781	10.1%	$21,143	19.1%	$34,450	11.7%	$31,242	13.6%
Share-based compensation	1,762	1.8%	4,571	4.1%	5,762	2.0%	11,314	4.9%
Other costs	4,415	4.5%	6,748	6.1%	15,501	5.3%	11,655	5.1%
Total research and development (2)	$15,958	16.4%	$32,462	29.3%	$55,713	18.9%	$54,211	23.6%
(1) Includes $326 and $1,285 of acquisition related expenses for the three and nine months ended September 30, 2023. Includes $2,838 of acquisition related expenses for the three and nine months ended September 30, 2022.
(2) Includes $137 and $159 of transition service agreement expenses for the three and nine months ended September 30, 2022, which were credited from College Parent and its related affiliates and recorded as capital contributions in the consolidated statements of stockholders’ equity.
Our research and development expense decreased in both aggregate dollars and as a percentage of total revenue for the three months ended September 30, 2023, versus the comparable 2022 period. The decrease in aggregate dollars was primarily driven by a decrease in payroll and related employee costs, share-based compensation and other costs. The decrease in payroll and related employee costs was due to reduced headcount. Share-based compensation decreased primarily as a result of lower equity compensation and the decrease in other costs was primarily due to decreased fees and licenses.
Our research and development expense increased in aggregate dollars and decreased as a percentage of total revenue for the nine months ended September 30, 2023, versus the comparable 2022 period. The increase in aggregate dollars was primarily driven by an increase in payroll and related employee costs and other costs, partially offset by a decrease in share-

based compensation. The increase in payroll and related employee costs was due to increased expenses associated with the Edgecast Acquisition completed in June 2022, and the increase in other costs was primarily due to increased fees and licenses. Share-based compensation decreased primarily as a result of lower equity compensation.
We expect our research and development expenses for 2023 to decrease both in aggregate dollars and as percentage of total revenue, compared to 2022, due to cost reductions, offset in part by a full year of Edgecast expenses.
Depreciation and Amortization (Operating Expenses)
Depreciation expense consists of depreciation on equipment used by general administrative, sales and marketing, and research and development personnel. Amortization expense consists of amortization of acquired intangible assets.
Depreciation and amortization expense was $2,126, or 2.2% of revenue, for the three months ended September 30, 2023, versus $1,777, or 1.6% of revenue, for the comparable 2022 period. Depreciation and amortization expense was $6,392, or 2.2% of revenue, for the nine months ended September 30, 2023, versus $3,129, or 1.4% of revenue, for the comparable 2022 period.
For the three months ended September 30, 2023 and 2022, amortization of intangibles was $1,840 and $751, respectively. For the nine months ended September 30, 2023 and 2022, amortization of intangibles was $5,520 and $1,521, respectively. The increase in amortization expense for the three and nine months ended September 30, 2023 was primarily due to the amortization of intangible assets acquired as part of the Edgecast Acquisition in June 2022. The increase in depreciation expense for the three and nine months ended September 30, 2023 was primarily due to the certain fixed asset write-offs in 2022.
Restructuring Charges
Restructuring charges were $72 and $3,908 for the three and nine months ended September 30, 2023, respectively. Restructuring charges were $4,070 and $9,136 for the three and nine months ended September 30, 2022, respectively. These charges were the result of management's commitment to restructure certain parts of the company to focus on cost efficiencies, improved growth and profitability, and align our workforce and facility requirements with our continued investment in the business. As a result, we incurred certain charges for employee severance and related benefits, share-based compensation, and facilities related charges. Refer to Note 11 “Restructuring Charge” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest Expense
Interest expense was $1,604 for the three months ended September 30, 2023, versus $1,546 for the comparable 2022 period. For the nine months ended September 30, 2023, interest expense was $4,882 versus $4,434 for the comparable 2022 period. Interest expense includes expense associated with the issuance of our senior convertible notes in July 2020, fees associated with the Credit Agreement originally entered into in November 2015, and expenses relating to financing arrangements from our Open Edge arrangements.
Interest Income
Interest income was $304 for the three months ended September 30, 2023, versus $140 for the comparable 2022 period. For the nine months ended September 30, 2023, interest income was $853 versus $200 for the comparable 2022 period. Interest income includes interest earned on financing lease arrangements, invested cash balances, and marketable securities.
Other Income (Expense)
Other income was $705 for the three months ended September 30, 2023, versus other expense of $1,005 for the comparable 2022 period. For the nine months ended September 30, 2023, other expense was $649 versus $2,864 for the comparable 2022 period. For the three and nine months ended September 30, 2023 and 2022, other expense consisted primarily of foreign currency transaction gains and losses and gains on the sale of fixed assets.
Income Tax Expense (Benefit)
Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense (benefit) for the three months ended September 30, 2023 was $487, versus $440 for the comparable 2022 period. For the nine months ended September 30, 2023, income tax expense (benefit) was $1,264, versus $(18,943) for the comparable 2022 period. Income tax expense on net loss before taxes was primarily due to us providing for a valuation allowance on deferred tax assets in the U.S., and the recording of state and foreign tax expense for the three month periods. The effective income tax rate is based primarily upon income or loss for the year, the composition of the income or loss in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits.
Liquidity and Capital Resources
As of September 30, 2023, our cash and cash equivalents totaled $27,633. Included in this amount is approximately $5,160 of cash and cash equivalents held outside the United States. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to stock option exercises, sales of equity investments, and similar events.
Cash used in operations could also be affected by various risks and uncertainties, including, but not limited to, other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, we believe that our existing cash and cash equivalents, and available borrowing capacity will be sufficient to meet our anticipated cash needs for the next twelve months and the foreseeable future. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.
The major components of changes in cash flows for the nine months ended September 30, 2023 and 2022, are discussed in the following paragraphs.
Operating Activities
Net cash used in operating activities was $47,116 for the nine months ended September 30, 2023, compared to net cash used in operating activities of $19,819 for the comparable 2022 period, an increase of $27,297. Net loss was $95,126 for the nine months ended September 30, 2023, compared to net loss of $89,993 for the comparable 2022 period, an increase in net loss of $5,133. Changes in adjustments to reconcile net loss to net cash provided by operating activities of $42,869 during the nine months ended September 30, 2023, compared to $41,151 in the comparable 2022 period, were primarily due to:
•depreciation and amortization was $28,304 for the nine months ended September 30, 2023, compared to $32,025 for the comparable 2022 period, a decrease of $3,721 primarily due to a change in estimated useful lives related to network equipment and certain equipment write-offs in the fourth quarter of 2022, partially offset by an increase due to a full year of depreciation and amortization on fixed assets and intangibles acquired related to the Edgecast Acquisition;
•share-based compensation was $12,246 for the nine months ended September 30, 2023, compared to $22,656 for the comparable 2022 period, a decrease of $10,410 due to lower equity compensation;
•deferred income taxes was $0 for the nine months ended September 30, 2023, compared to a deferred tax benefit of $19,117 for the comparable 2022 period, an increase of $19,117 due to the release of valuation allowances as a result of deferred tax liabilities acquired in the Edgecast acquisition in June 2022;
•noncash capital contribution from parent was $0 for the nine months ended September 30, 2023, compared to $3,189 for the comparable 2022 period, a decrease of $3,189 due to no non-cash capital contribution for the current year.
Changes in operating assets and liabilities of $5,141 during the nine months ended September 30, 2023, compared to $29,023 in the comparable 2022 period, were primarily due to:
•accounts receivable decreased $16,581 during the nine months ended September 30, 2023, as a result of timing of collections as compared to a $22,391 increase in the comparable 2022 period;
•prepaid expenses and other current assets increased $3,194 during the nine months ended September 30, 2023, compared to an increase of $3,475 in the comparable 2022 period primarily due to an increase in financing receivables, vendor deposits and other, and VAT receivables partially offset by a decrease in related party receivables and prepaid expenses and insurance;
•income taxes receivable increased $1,234 during the nine months ended September 30, 2023, compared to an increase of $721 in the comparable 2022 period due to timing of receipts;
•accounts payable and other current liabilities decreased $5,058 during the nine months ended September 30, 2023, compared to an increase of $51,537 for the comparable 2022 period primarily due to a decrease in accounts payable, accrued cost of revenue, related party payable, accrued restructuring charges, and accrued interest payable, partially offset by an increase in accounts payable;
•deferred revenue increased $645 during the nine months ended September 30, 2023, compared to an increase of $4,754 in the comparable 2022 period primarily due to less advance payments by customers in 2023 and timing of revenue recognition.
•income taxes payable decreased $2,132 during the nine months ended September 30, 2023, compared to a decrease of $424 in the comparable 2022 period primarily due to inclusion of tax payments for Edgecast entities.
The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash provided by investing activities was $12,399 for the nine months ended September 30, 2023, compared to net cash provided by investing activities of $25,074 for the comparable 2022 period. For the nine months ended September 30, 2023, net cash provided by investing activities was related to cash received from the sale and maturities of marketable securities of $28,565, partially offset by purchase of marketable securities of $9,579 and capital expenditures of $6,620. For the nine months ended September 30, 2022, net cash provided by investing activities was related to cash received from the sale and maturities of marketable securities of $45,191 and cash acquired in the Edgecast Acquisition of $29,829, partially offset by capital expenditures of $30,212 and purchases of marketable securities of $19,781, primarily for servers and network equipment associated with the build-out and expansion of our global computing platform.
We expect to have ongoing capital expenditure requirements as we continue to invest in and expand our network. During the nine months ended September 30, 2023, we made capital expenditures of $6,620, which represented approximately 2% of our total revenue. We currently expect capital expenditures in the remainder of 2023 to be less than 5% of revenue.
Financing Activities
Net cash provided by financing activities was $6,674 for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $14,787 for the comparable 2022 period. Net cash provided by financing activities in the nine months ended September 30, 2023, primarily relates to cash received from proceeds from related parties of $6,027, proceeds from capital contributions of $2,135, proceeds from financing obligations of $1,733, and proceeds from employee stock plans of $559, partially offset by the repayments of financing obligations of $2,910 and payments of employee tax withholdings related to the net settlement of vested restricted stock units of $870. Net cash provided by financing activities in the nine months ended September 30, 2022, primarily related to cash received from proceeds from financing obligations of $12,604 and the exercise of stock options and our employee stock purchase plan of $9,361, partially offset by the repayments of financing obligations of $3,807 and the payments of employee tax withholdings related to the net settlement of vested restricted stock units of $3,371.
Convertible Senior Notes and Capped Call Transactions
In July 2020, we issued $125,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2025 (the “Notes”), with an initial conversion rate of 117.2367 shares of our common stock (equal to an initial conversion rate of $8.53 per share), subject to adjustment in some events. The Notes were senior, unsecured obligations of ours and were equal in right of payment with our senior, unsecured indebtedness; senior in right of payment to our indebtedness that is expressly subordinated to the Notes; effectively subordinated to our senior, secured indebtedness, including future borrowings, if any, under our amended credit facility with First Citizens Bank (formerly Silicon Valley Bank) (“FCB”), to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Notes are governed by an indenture (the “Indenture”) between us, as the issuer, and U.S. Bank, National Association, as trustee (the “Trustee”). The Indenture does not contain any financial covenants.
The Notes had a stated maturity date of August 1, 2025, unless earlier converted, redeemed or repurchased in accordance with their term prior to the maturity date. Interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2021. We did not have the right to redeem the Notes prior to August 4, 2023.
On or after August 4, 2023, and on or before the 40th scheduled trading day immediately before the maturity date, we had the right to redeem for cash all or any portion of the Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will equal 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Calling the notes for redemption would trigger a conversion right for the holders. No sinking fund is provided for the Notes.
As of September 30, 2023, the conditions allowing holders of the Notes to convert had not been met and therefore the Notes were not yet convertible.
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
On April 17, 2023, a holder of the Notes delivered a notice of default to the Trustee and the company notifying us that we were in breach of the Indenture for failing to provide the Trustee our Annual Report on Form 10-K for the year ended December 31, 2022. Under the terms of the Indenture, such default matured into an event of default (the “Reporting Event of Default”) on June 17, 2023. On July 21, 2023, the Trustee for the Notes delivered a notice of default to the company notifying us that we were in breach of the Indenture for failing to provide the Trustee our Quarterly Report on Form 10-Q for the three-months ended March 31, 2023. Under the terms of the Indenture, such default was cured with the filing of such Quarterly Report with the SEC on August 15, 2023.
By notice to the holders of the Notes and the Trustee on June 12, 2023 and in accordance with the Indenture, we notified the Trustee that due to our failure to timely file with the SEC our Annual Report on Form 10-K, the company elected that the sole remedy for the Reporting Event of Default during the period beginning on June 17, 2023 (the “Reporting Event of Default Date”) and ending on the earlier of (x) 365 calendar days after the Reporting Event of Default Date and (y) the date on which we deliver the Annual Report for the year ended December 31, 2022 to the Trustee will consist of the accrual of additional interest (“Special Interest”) at a rate equal to one quarter of one percent (0.25%) of the principal amount of the outstanding Notes for the first 180 calendar days on which Special Interest accrues and, thereafter, at a rate per annum equal to one half of one percent (0.50%) of the principal amount of the outstanding Notes. We delivered our Annual Report for the year ended December 31, 2022 to the Trustee on June 29, 2023. Special Interest charges for the three and nine months ended September 30, 2023 were immaterial.
On October 20, 2023, the company’s stock listing was transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Transfer”). The Transfer was a result of Nasdaq’s determination that the company had ceased to meet the requirements for listing of its common stock on the Nasdaq Global Select Market and the company’s need for additional time to regain compliance with Nasdaq’s listing rules.
The Transfer constituted both a Fundamental Change and a Make-Whole Fundamental Change under the Indenture governing the Notes. The occurrence of the Fundamental Change and Make-Whole Fundamental Change provided holders the right to cause the company to repurchase their Notes at Par or convert their Notes at the then applicable “make-whole” rate, in each case, if they determined not to maintain their investment the Notes. As a result of the Transfer, the company provided a notice to holders of the Notes on October 27, 2023 notifying them of the occurrence of a Fundamental Change and Make-Whole Fundamental Change (the “Event Notice”). In accordance with Section 4.02 of the Indenture, the company will also be required to provide a notice to holders within 20 calendar days (with a five day grace period) after the Fundamental Change notifying holders of their options under the indenture following a Fundamental Change (the “Option Notice”), the procedures that holders must follow to require the company to repurchase its Notes and Conversion Rate in effect, among other things (all as defined in the Indenture.)

Line of Credit
In November 2015, we entered into the original Loan and Security Agreement (the “Credit Agreement”) with FCB. Since the inception, there have been eleven amendments, with the most recent amendment being on September 7, 2023. Our borrowing capacity as of September 30, 2023 was the lesser of the commitment amount of $50,000 or 50% of eligible accounts receivable with a maturity date of April 2, 2025. All outstanding borrowings owed under the Credit Agreement become due and payable no later than the final maturity date of April 2, 2025.
As of September 30, 2023, borrowings under the Credit Agreement bore interest at the greater of the current prime rate minus 0.25% or 4%. In the event of default, obligations would bear interest at a rate per annum which is 3% above the then applicable rate. As of September 30, 2023, and December 31, 2022 we had no outstanding borrowings.
The Credit Agreement was terminated and replaced in November 2023 in connection with financing transactions described under Note 23 “Subsequent Events” and below.
New Senior Secured Convertible Notes
On November 14, 2023, the company completed a private exchange with Lynrock Lake Master Fund LP (“Lynrock”), which held an aggregate of $118,870 in principal amount of the company’s outstanding Notes. In exchange for the Notes held by Lynrock, the company issued Lynrock $118,870 in aggregate principal amount at maturity of the company’s new 19.5% (3.5% cash / 16% PIK) Senior Secured Convertible Notes due 2027 (the “New Notes”).
The New Notes will be secured by first priority security interests on substantially all of the assets of the company and will guaranteed by all existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”).
The New Notes will be issued pursuant to an indenture dated November 14, 2023, among the company, as issuer, as the Guarantors, and U.S. Bank National Association, as trustee (the “New Indenture”).
If an authorization of sufficient shares to satisfy conversions is obtained from shareholders (as described further below), the New Notes will be convertible at under certain times into common shares of the company at an initial conversion rate of 684.93 common shares of the company per $1 principal amount of New Notes (equivalent to an initial conversion price of approximately $1.46 per common share of the company), subject to anti-dilution provisions and a beneficial ownership limitation of the company’s common stock, on a post conversion basis of 4.99%. Certain requirements govern settlement of the New Notes upon conversion, which are outlined below.
The New Indenture includes customary covenants and sets forth certain events of default after which the New Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the New Notes become automatically due and payable.
The New Notes have a stated maturity of November 14, 2027, unless earlier converted, redeemed or repurchased in accordance with their terms prior to the maturity date. Interest is payable quarterly in arrears on February 14, May 14, August 14, and November 14 of each year, beginning on February 14, 2024. The holders of the New Notes may convert all or any portion of their New Notes at their option at any time and from time to time (i) after the earlier of (x) the Shareholder Approvals and (y) January 26, 2024, so long as the Conversion Prohibition Right (as defined below) is not validly in effect and (ii) in any event only in the following circumstances:
(1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price per share of our common stock exceeds 130% of the conversion price of $1.46 for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the measurement period) in which the trading price per $1 principal amount of New Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
(3) upon the occurrence of certain corporate events or distributions of our common stock; and
(4) if the company calls such New Notes for redemption.
Upon conversion, subject to the Shareholder Approvals (as defined below), the company will be able to satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the New Indenture.

Settlement of our conversion obligation by payment or delivery of shares of common stock or a combination of cash and shares of common stock shall not be permitted if Shareholder Approval are not obtained. If such Shareholder Approval and authorization of sufficient shares to satisfy conversions are not obtained on or prior to January 26, 2024, (i) the company may, following an amendment to the New Indenture as provided in the private exchange agreement, on or after January 26, 2024, by written notice to the trustee and noteholders, except as permitted by Section 5.01(c) in the New Indenture, in its sole discretion prohibit conversions and reject any conversion request until the date that is the earlier of (x) two years after November 14, 2023 and (y) the date that the Shareholder Approvals are obtained (the “Conversion Prohibition Right”); provided that on the earlier of (x) two years after November 14, 2023 and (y) the date that the Shareholder Approvals are obtained, the Conversion Prohibition Right shall cease to apply.
The initial conversion price of the New Notes represents a premium of approximately 124.62% over the last reported sale price of our common stock on The Nasdaq Capital Market of $0.65 per share on November 13, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the New Indenture. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate in certain circumstances for a holder who elects to convert its New Notes in connection with such a corporate event or convert its New Notes called (or deemed called) for redemption in connection with such notice of redemption.
On or after the date that is 96 days after the issue date of the New Notes and on or before the tenth (10th) business day thereafter, the company may, at its election, redeem all (but not less than all) of the New Notes, for a cash purchase price equal to 100% of the principal amount, plus any accrued and unpaid interest to and including the redemption date. The company may not repurchase or otherwise retire the New Notes unless the company simultaneously repays all the loans under the Credit Agreement (as defined below). If the company exercises its right to redeem the New Notes, then the sending of a redemption notice with respect to New Notes called for redemption constitutes a make-whole fundamental change that triggers a holder’s right to convert in respect of a conversion amount that would include a make-whole amount. No sinking fund is provided for the New Notes, which means that we are not required to redeem or retire the New Notes periodically.
If we undergo a fundamental change (as defined in the New Indenture), holders may require us to repurchase for cash all or any portion of their New Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date, plus the fundamental change repurchase premium, which is the arithmetic sum of all required and unpaid interest payments that would be due on the New Notes through the maturity date, as calculated by the company or its agent.
Termination of Capped Calls
Pursuant to the terms of the Capped Calls, the company will notify the dealers who are party to such transactions of the volume of the Notes that have been repurchased, and the relevant dealers will terminate a portion of such transactions proportionate to the portion of the Notes repurchased.
New Secured Credit Facility and Termination of the Credit Agreement
On November 14, 2023, the company entered into a senior secured term loan credit facility (the “New Credit Agreement”) with Lynrock Lake Master Fund LP. The New Credit Agreement is secured by a first priority lien on substantially all assets of the company and its domestic subsidiaries, ranks pari passu with the New Notes and provides for term loans in the aggregate principal amount of $79,500 at an interest rate of 19.5% (3.5% cash / 16% PIK), payable quarterly and is guaranteed by each of its domestic subsidiaries. The maturity date of the New Credit Agreement is November 14, 2027. Pursuant to the New Credit Agreement, Lynrock received a completed Notice of Borrowing (as defined in the New Credit Agreement), requesting that Lynrock deliver the term loans. A portion of the proceeds is expected to be used to repurchase the remaining outstanding amount of the Notes and to pay fees and expenses, estimated to be approximately $10,000, in connection with the New Credit Agreement. Pursuant to the New Credit Agreement, the company agreed to pay an upfront fee to Lynrock in an amount equal to $13,248 or 16.67% multiplied by the aggregate principal amount of Lynrock’s term loan. The company has segregated approximately $6,200 of the proceeds to repurchase the remaining principal amount of the Notes on the date set forth in the New Credit Agreement, in January 2024, in the event that the repurchase option is elected, as further described below. Net proceeds to the company resulting from the New Credit Agreement in November 2023 was approximately $50,000.
In connection with the New Credit Agreement, the company will be required to comply with certain financial covenants which are in place from November 14, 2023 at all times prior to the discharge of obligations. These covenants include (i) a maximum total net leverage ratio, (ii) a minimum fixed charge coverage ratio, (iii) a minimum adjusted quick ratio, and (iv) a minimum qualified cash covenant. In connection with the New Credit Agreement, the company will also be required to comply with certain negative covenants customary for loans of this type, including restrictions on (i) entering into transactions with any affiliates (ii) entering into sale leaseback transactions (iii) declaring or paying dividends on any capital stock and (iv) the issuance of preferred stock.

The senior secured term loan may be prepaid in full with the New Notes (but only all of both instruments together) starting on the 96th day after the closing date of the senior secured term loan and New Notes and ending ten business days thereafter. The repurchase price for the senior secured term loan will be 106% of the principal amount plus accrued interest. So as long as $6,000 of term loans remain outstanding, after November 14, 2024, the company may repay a portion of the senior secured term loan at par plus accrued interest plus all future scheduled payments of interest to maturity, however, prior to November 14, 2024, the senior secured term loan may not be voluntarily prepaid except as described in the first sentence of this paragraph. If the senior secured term loan is accelerated or otherwise becomes due prior to the maturity date, the prepayment premium or make-whole amount, an amount equal to all payments of interest with respect to the principal amount of the loan that would be due after the repayment or prepayment date through the maturity date if no payment of the principal amount were made, if any, that would have been payable if the senior secured term loan was optionally prepaid or mandatorily prepaid on such date of acceleration will also automatically be due and payable and shall constitute part of the obligations with respect to the loan. Subject to the payment of the make-whole amount, if on any date the company or one of its subsidiaries receives cash proceeds from any Extraordinary Receipt (cash receipts received not in the ordinary course of business, as defined in the New Credit Agreement) in an amount equal to or exceeding $250, the company and its subsidiaries shall, at the option of the Lynrock, prepay the Loans within five business days.
On November 14, 2023, the company terminated the Credit Agreement with FCB.
Warrant Agreement
In the event that the Shareholder Approvals are obtained with respect to the issuance of warrants to Lynrock, the company will issue to Lynrock warrants to purchase shares of common stock of the company, representing 19.99% of fully diluted shares outstanding (after giving effect to shares subject to such warrant) at the time of issuance of the warrant, at an exercise price of $0.001 (the “Warrants”). The Warrant expires on the tenth anniversary of the date of issuance of the Warrants. The number of shares subject to the Warrants is subject to customary anti-dilution adjustments. If Shareholder Approval is not obtained with respect to the authorization of sufficient shares to satisfy conversions and the warrants, the following occurs: (x) the outstanding principal amount of the senior secured term loans issued pursuant to the New Credit Agreement is increased by $48,000, (y) the conversion rate then in effect reduces by $0.30 and (z) the company can reject any conversion request until the date that is the earlier of two years after November 14, 2023 and the date that the Shareholder Approvals are obtained (the “Conversion Prohibition Right”.)
Financial Covenants and Borrowing Limitations
The Credit Agreement required, and any future credit facilities, including the New Credit Agreement, will likely require, us to comply with specified financial requirements that may limit the amount we can borrow. A breach of any of these covenants could result in a default. Our ability to satisfy those covenants depends principally upon our ability to meet or exceed certain financial performance results. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.
We were required to maintain an Adjusted Quick Ratio of at least 1.0. We were also subject to certain customary limitations on our ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividends, dispose of assets or undergo a change in control. As of September 30, 2023 and December 31, 2022, we were not in compliance with our Adjusted Quick Ratio requirement. On September 7, 2023, under the eleventh amendment and June 27, 2023, under the tenth amendment, we have received a waiver for, among other things, our non-compliance as of June 30, 2023, March 31, 2023 and December 31, 2022, respectively. We did not obtain a waiver for our non-compliance as of September 30, 2023 as the Credit Agreement was terminated in November 2023.
For a more detailed discussion regarding our Credit Agreement and New Credit Agreement please refer to Note 10 “Debt” and Note 23 "Subsequent Events" of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by restrictive covenants within the New Credit Agreement. These restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to the New Credit Agreement, or such other debt obligations if for any reason we are unable to comply with our obligations thereunder or that we will be able to refinance our debt on acceptable terms, or at all, should we seek to do so. Any such limitations on borrowing under the New Credit Agreement, including payments related to litigation, could have a material adverse impact on our liquidity and our ability to continue as a going concern could be impaired.

Share Repurchases
On March 14, 2017, our board of directors authorized a $25,000 share repurchase program. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. During the three and nine months ended September 30, 2023 and 2022, we did not repurchase any shares under the repurchase program. As of September 30, 2023, we had remaining authority of $21,200 to repurchase shares remaining under this program.
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
The following table presents our contractual obligations and commercial commitments, as of September 30, 2023, over the next five years and thereafter. See Note 17 “Leases and Commitments” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Purchase and Other Commitments
Open Edge partner commitments (1)	$96,640	$34,168	$50,855	$11,617	$—
Bandwidth commitments	115,600	31,748	42,144	41,708	—
Rack space commitments	12,774	10,477	2,297	—	—
Total purchase and other commitments (2)	225,014	76,393	95,296	53,325	—
Right-of-use assets and other operating leases	12,112	3,382	2,997	3,007	2,726
Open Edge arrangements' financing obligations (1)	24,497	10,600	10,805	3,092	—
Total commitments	$261,623	$90,375	$109,098	$59,424	$2,726
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
(2) Includes $103,333 of minimum commitments related to a cloud hosting agreement with Amazon Web Services, Inc. and Amazon Web Services EMEA SARL (collectively, “AWS”), effective August 30, 2023, for access to AWS's cloud services platform to support Edgio solutions over a five-year non-cancelable term, provided however, that either party may terminate the agreement if there is a material breach.
As of September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.
Off Balance Sheet Arrangements
As of September 30, 2023, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high quality corporate and municipal obligations, and certificates of deposit. The interest rate on our line of credit is at the greater of the current prime rate minus 0.25% or 4%. In the event of default, obligations shall bear interest at a rate per annum which is 3% above the then applicable rate. An increase in interest rates of 100 basis points would add $10 of interest expense per year, to our results of operations, for each $1,000 drawn on the line of credit. As of September 30, 2023, there were no outstanding borrowings against the line of credit. The interest rate on our Notes is 3.50%. In connection with an event of default with respect to certain reporting obligations and our election to pay Special Interest in respect thereof, the Notes shall bear additional interest at a rate per annum of 0.25% of the principal amount for the first 180 days and 0.50% thereafter until the earlier of the date such event of default is cured and 365 days after the initial date of the event of default. An election to pay Special Interest in connection with such an event of default could add up to $471 of interest expense in a 365-day period.
Foreign Currency Risk
We operate in the Americas, EMEA and Asia-Pacific. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We have foreign currency exchange rate exposure on our results of operations as it relates to revenues and expenses denominated in foreign currencies. A portion of our cost of revenues and operating expenses are denominated in foreign currencies as are our revenues associated with certain international clients. To the extent that the U.S. dollar weakens, similar foreign currency denominated transactions in the future will result in higher revenues and higher cost of revenues and operating expenses, with expenses having the greater impact on our financial results. Similarly, our revenues and expenses will decrease if the U.S. dollar strengthens against these foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. Assuming a 10% weakening of the U.S. dollar relative to our foreign currency denominated revenues and expenses, our net loss for the three and nine months ended September 30, 2023, the impact would have been approximately $1,111 and $3,745, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex markets or other changes that could arise, which may positively or negatively affect our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Credit Risk
During any given fiscal period, a relatively small number of clients typically account for a significant percentage of our revenue. During the three months ended September 30, 2023 and 2022, sales to our top 20 clients accounted for approximately 77% and 74%, respectively, of our total revenue. During the nine months ended September 30, 2023 and 2022, sales to our top 20 clients accounted for approximately 74% and 73%, respectively, of our total revenue. During the three months ended September 30, 2023, we had three clients, Amazon, Verizon and Microsoft, who each represented 10% or more of our total revenue. During the nine months ended September 30, 2023, we had two clients, Amazon and Verizon, who each represented 10% or more of our total revenue. During the three months ended September 30, 2022, we had two clients, Verizon and Amazon, who each represented 10% or more of our total revenue. During the nine months ended September 30, 2022, we had one client, Amazon, who represented 10% or more of our total revenue.
As of September 30, 2023 and December 31, 2022, we had three clients, Amazon, Microsoft and Verizon, who each represented 10% or more of our total accounts receivable.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective because of previously disclosed material weaknesses in internal control over financial reporting described below.
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
Remediation Activities
We are in the process of remediating these material weaknesses and will continue to do so until such remediation is complete. Steps we have or will be taking, include, but are not limited to:
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
Changes in Internal Control over Financial Reporting
Except as it relates to remediation procedures, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 29, 2023, the parties executed and filed with the Delaware Chancery Court a Stipulation and Agreement of Settlement, Compromise, and Release. The settlement itself does not involve any monetary payment to class members, but plaintiffs are expected to seek an award of attorney’s fees and expenses. Under the settlement, the company would agree to revise the Stockholders Agreement to conform to the following terms: (i) College Parent LP will be free to vote for any candidates it chooses for director, subject to the continuing standstill agreement; (ii) on all matters unrelated to the election of directors, College Parent LP will vote 25% of its shares to mirror the vote of the public stockholders and will, at its option, vote the remaining 75% of its shares either in favor of the board’s recommendation or to mirror the vote of the public stockholders; and (iii) the transfer restrictions will be amended to effectively eliminate the restrictions on the “SharkWatch 50” list.
On October 23, 2023, the Delaware Court of Chancery issued an order preliminarily approving the proposed settlement. The settlement is subject to final consideration at a hearing to be held in person before the Delaware Court of Chancery on January 3, 2024 at 11:00 am.
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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the company’s business, financial condition or future results discussed in the company’s Annual Report on Form 10-K for the fiscal year December 31, 2022 (the “2022 Form 10-K”) in Part I, Item 1A. The risks described in the 2022 Form 10-K are not the only risks that could affect the company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. Other than as provided below, there have been no material changes to our risk factors previously disclosed in our 2022 Form 10-K other than those set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and filed with the SEC on September 12, 2023.
If we cannot continue to satisfy The Nasdaq Capital Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.
The listing of our common stock was recently moved from the Nasdaq Global Select Market to the Nasdaq Capital Market because we were unable to maintain compliance with certain continued listing standards. Specifically, the closing bid price for our common stock had been below $1.00 per share for 30 consecutive business days, beginning in late March into April and we were unable to regain compliance within the initial 180 day grace period provided by Nasdaq. To be eligible for an additional180-day grace period, the company was required to transfer the listing of its common stock to The Nasdaq Capital Market, which it did effective at the opening of business on October 20, 2023. The additional 180 calendar day grace period ends on April 22, 2024. To regain compliance, the closing bid price of the company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days on or prior to April 22, 2024. If the company fails to regain compliance during the additional compliance period, the company’s common stock will be subject to delisting. We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the listing requirements, which could include seeking to effect a reverse stock split.
However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement on or prior to April 22, 2024, or maintain compliance with any of the other Nasdaq continued listing requirements. If our common stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market such as the OTC Markets Group DTCQB. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations and impair our ability to satisfy our obligations under the New Notes.
In November 2023, we incurred significant additional indebtedness as a result of our entering into the New Credit Agreement and the Secured Credit Facility. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations, and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our stockholders as a result of issuing shares of our stock upon conversion of the New Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the New Notes, and our cash needs may increase in the future. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity financing on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, the New Credit Agreement, originally entered into in November 2023 and maturing on November 14, 2027, contains restrictive covenants that prohibit us from incurring additional debt. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could results in acceleration of our debt repayment. In addition, the New Credit Agreement contains financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or obtain waivers for non-compliance or if we fail to make payments under our indebtedness when due, then we may be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
An investor’s percentage of ownership in the company may be diluted in the future.
As with any publicly traded company, an investor’s percentage ownership in the company may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that the company has and will continue to grant to its directors, officers and employees. In addition, an investor’s percentage ownership in the company will be diluted if any of the holders of the New Notes exercise their right to convert the principal amount of their outstanding notes, in whole or in part, into shares of common stock. Holders of the New Notes are entitled to convert the principal amount of their outstanding notes into shares of common stock (or, warrants to purchase an aggregate of 19.99% of fully diluted shares for $0.01) at a conversion rate of 684.93 shares of common stock per $1 principal amount of the New Notes through August 1, 2027. The company has granted the holders of the New Notes certain registration rights to assist them with the sale of common stock issuable upon conversion of such notes. Any substantial issuance of common stock, including common stock issuable upon the conversion of the New Notes, could significantly affect the trading price of the company’s common stock.
Anti-takeover provisions in our charter documents, Delaware law and both provisions in and terms of the New Credit Agreement and New Indenture could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.
Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law and both provisions in and terms of the New Credit Agreement and the New Indenture, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:
•establish that members of the board of directors may be removed only for cause upon the affirmative vote of stockholders owning a majority of our capital stock;
•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•limit who may call special meetings of stockholders;
•prohibit action by written consent, thereby requiring stockholder actions to be taken at a meeting of the stockholders;
•establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings;
•provide for a board of directors with staggered terms;
•provide that the authorized number of directors may be changed only by a resolution of our board of directors; and
•provide that a change of control constitutes a fundamental change under the New Indenture and an event of default under the New Credit Agreement, which could require the company to provide a significant cash payment or deliver significant amount of shares of common stock; and
•provide for term loans and the New Notes at a high interest rate of 19.5% (3.5% cash/16% PIK), which affects the repurchase or repayment prices upon a fundamental change or event of default.
In addition, Section 203 of the Delaware General Corporation Law, which imposes certain restrictions relating to transactions with major stockholders, may discourage, delay or prevent a third party from acquiring us.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the third quarter of 2023, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of Edgio, Inc. (f/k/a Limelight Networks, Inc.)	8-K	001-33508	3.1	6/14/11

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Edgio, Inc. (f/k/a Limelight Networks, Inc.), dated June 15, 2022.	8-K	001-33508	3.1	6/16/22

3.3	Third Amended and Restated Bylaws of Edgio, Inc.	10-Q	001-33508	3.3	8/9/22

10.1	Waiver and Eleventh Amendment to Loan and Security Agreement between Edgio, Inc. (f/k/a Limelight Networks, Inc.) and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), dated September 7, 2023.	8-K	001-33508	10.1	9/12/23

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT					X

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT					X

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT					X

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT					X

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
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

Edgio, Inc.

Date:	November 16, 2023	By:	/S/ STEPHEN CUMMING
Stephen Cumming Chief Financial Officer (Principal Financial Officer)